Form 10-Q
period 2013-10-31
VEEVA SYSTEMS INC
filed 2013-12-13
CIK 1393052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

From the transition period from                      to                     .

Commission File Number: 001-36121

Veeva Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8235463
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

4637 Chabot Drive, Suite 210

Pleasanton, California 94588

(Address of principal executive offices)

(925) 452-6500

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 27, 2013, there were 15,001,750 shares of the Registrant’s Class A common stock outstanding and 109,605,061 shares of the Registrant’s Class B common stock outstanding.

VEEVA SYSTEMS INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information concerning our possible or assumed future results of operations and expenses, business strategies and plans, trends, market sizing, competitive position, industry environment and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors” and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used in this report, the terms “Veeva,” “Registrant,” “we,” “us,” and “our” mean Veeva Systems Inc. and its subsidiaries unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	October 31, 2013	January 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$257,141	$31,890
Short-term investments	16,242	14,276
Accounts receivable, net of allowance for doubtful accounts of $255 and 305, respectively	48,603	37,094
Deferred income taxes	1,721	1,169
Income tax receivable	106	1,111
Note receivable–related party	—	253
Other current assets	4,635	1,097

Total current assets	328,448	86,890
Property and equipment, net	2,319	1,379
Capitalized internal-use software, net	1,629	880
Goodwill	4,709	—
Intangible assets, net	6,964	—
Other long-term assets	1,220	671

Total assets	$345,289	$89,820

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,436	$3,340
Accrued expenses	14,108	6,981
Income tax payable	195	5,183
Deferred revenue	53,514	38,785

Total current liabilities	70,253	54,289
Deferred income taxes, noncurrent	2,508	441
Other long-term liabilities	1,882	1,124

Total liabilities	74,643	55,854

Commitments and contingencies (Note 11)
Stockholders’ equity:
Series A convertible preferred stock, $0.00001 par value; no shares authorized, issued and outstanding at October 31, 2013; 60,000,000 shares authorized, 60,000,000 shares issued and outstanding at January 31, 2013	—	2,996
Series B convertible preferred stock, $0.00001 par value; no shares authorized, issued and outstanding at October 31, 2013; 26,562,500 shares authorized, 25,000,000 shares issued and outstanding at January 31, 2013	—	3,937
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, no shares issued and outstanding at October 31, 2013; no shares authorized, issued and outstanding at January 31, 2013	—	—
Common stock, $0.00001 par value; no shares authorized, issued and outstanding at October 31, 2013; 140,000,000 shares authorized, 24,843,851 shares issued and outstanding at January 31, 2013	—	—
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 15,001,750 issued and outstanding at October 31, 2013; no shares authorized, issued and outstanding at January 31, 2013	—	—
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 109,603,744 issued and outstanding at October 31, 2013; no shares authorized, issued and outstanding at January 31, 2013	1	—
Additional paid-in capital	228,339	2,101
Accumulated other comprehensive income	11	5
Retained earnings	42,295	24,927

Total stockholders’ equity	270,646	33,966

Total liabilities and stockholders’ equity	$345,289	$89,820

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(Unaudited)
Revenues:
Subscription services	$38,935	$19,969	$100,935	$49,171
Professional services and other	16,044	15,827	46,413	40,589

Total revenues	54,979	35,796	147,348	89,760

Cost of revenues(1):
Cost of subscription services	9,511	5,160	24,409	12,909
Cost of professional services and other	11,881	10,696	33,835	27,346

Total cost of revenues	21,392	15,856	58,244	40,255

Gross profit	33,587	19,940	89,104	49,505

Operating expenses(1):
Research and development	6,585	3,605	18,469	9,946
Sales and marketing	11,467	5,316	28,739	13,304
General and administrative	5,550	2,235	13,900	5,584

Total operating expenses	23,602	11,156	61,108	28,834

Operating income	9,985	8,784	27,996	20,671
Other income (expense), net	125	74	(439)	(337)

Income before income taxes	10,110	8,858	27,557	20,334
Provision for income taxes	3,585	3,109	10,189	7,235

Net income	$6,525	$5,749	$17,368	$13,099

Net income attributable to Class A and Class B common stockholders:
Basic	$2,339	$1,062	$4,613	$2,331

Diluted	$6,387	$1,062	$16,937	$2,331

Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.07	$0.05	$0.16	$0.12

Diluted	$0.05	$0.03	$0.13	$0.08

Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	35,802	20,743	28,519	19,834

Diluted	131,963	30,369	129,601	29,160

Other comprehensive income:
Net change in unrealized gains on available-for-sale investments	$8	$—	$6	$—

Comprehensive income	$6,533	$5,749	$17,374	$13,099

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$49	$1	$58	$2
Cost of professional services and other	230	30	458	81
Research and development	429	65	895	155
Sales and marketing	488	34	970	97
General and administrative	890	51	1,655	155

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(Unaudited)
Cash flows from operating activities
Net income	$6,525	$5,749	$17,368	$13,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	774	174	1,552	536
Amortization of premiums on short-term investments	98	23	276	23
Stock-based compensation	2,086	181	4,036	490
Deferred income taxes	(86)	(192)	(259)	(447)
Bad debt expense	(303)	123	(21)	345
Changes in operating assets and liabilities:
Accounts receivable	(9,417)	(7,196)	(9,852)	(8,849)
Income taxes	(1,750)	2,541	(5,733)	3,379
Other current and non-current assets	(1,224)	(335)	(2,117)	(243)
Accounts payable	1,157	332	(946)	176
Accrued expenses	1,720	3,018	5,859	3,840
Deferred revenue	5,254	5,049	14,607	11,656
Long-term liabilities	433	249	758	(193)

Net cash provided by operating activities	5,267	9,716	25,528	23,812

Cash flows from investing activities
Purchases of short-term investments	(4,315)	(9,888)	(7,086)	(9,888)
Maturities and sales of investments	2,250	—	4,850	—
Purchases of property and equipment	(460)	(262)	(1,561)	(716)
Acquisitions, net of cash acquired	—		(12,149)
Payments for capitalized internal-use software	(720)	(257)	(1,013)	(590)
Proceeds from (issuance of) note receivable–related party	—	—	253	(2)
Payments for restricted cash and deposits	(5)	(64)	(2)	(359)

Net cash used in investing activities	(3,250)	(10,471)	(16,708)	(11,555)

Cash flows from financing activities
Proceeds from early exercise of common stock options	158	197	225	423
Proceeds from exercise of common stock options	95	37	472	78
Net proceeds from initial public offering	216,263	—	215,734	—

Net cash provided by financing activities	216,516	234	216,431	501

Net change in cash and cash equivalents	218,533	(521)	225,251	12,758
Cash and cash equivalents at beginning of period	38,608	30,159	31,890	16,880

Cash and cash equivalents at end of period	$257,141	$29,638	$257,141	$29,638

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$4,998	$669	$14,984	$4,058

Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$(46)	$—	$(20)	$79

Vesting of early exercised stock options	$212	$55	$460	$179

Offering costs not yet paid	$805	$—	$1,473	$—

See Notes to Condensed Consolidated Financial Statements.

Note 1.	Summary of Business and Significant Accounting Policies

Description of Business

Veeva provides industry-specific, cloud-based software solutions for the life sciences industry. Our solutions enable pharmaceutical and other life sciences companies to realize the benefits of modern cloud-based architectures and mobile applications for their most critical business functions, without compromising industry-specific functionality or regulatory compliance. Our customer relationship management solutions, Veeva CRM, enable our customers to increase the productivity and compliance of their sales and marketing functions. Our regulated content management and collaboration solutions, Veeva Vault, enable our customers to manage a range of highly regulated, content-centric processes across the enterprise. Our customer master solution, Veeva Network, which includes our proprietary database of healthcare provider and healthcare organization data, enables our customers to create and maintain accurate customer data.

Initial Public Offering

On October 21, 2013, we closed our initial public offering (“IPO”) of 15,001,750 shares of Class A common stock, which included 11,676,750 shares sold by us (inclusive of 1,956,750 shares issued upon the full exercise of the over-allotment option granted to the underwriters) and a total of 3,325,000 shares sold by certain selling stockholders. The public offering price of the shares was $20.00 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. The proceeds to the Company from the offering were approximately $217.2 million after deducting underwriting discounts and commissions, and before deducting total estimated offering expenses in connection with the offering of $2.9 million. As of October 31, 2013, the Company had received net cash proceeds of $215.7 million, which does not reflect $1.4 million of the estimated offering expenses not yet paid that are included as accrued expenses on the condensed consolidated balance sheet.

Principles of Consolidation and Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and include the accounts of our wholly owned subsidiaries after elimination of intercompany accounts and transactions. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Veeva’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 with the SEC on October 16, 2013. There have been no changes to our significant accounting policies described in the prospectus that have had a material impact on our condensed consolidated financial statements and related notes.

The consolidated balance sheet as of January 31, 2013 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, our comprehensive income and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2014 or any other period.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the consolidated financial statements and the notes thereto. Significant items subject to such estimates and assumptions include:

•	the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements;

•	the realizability of deferred income tax assets;

•	the fair value of our common stock and stock-based awards; and

•	the capitalization and estimated useful life of internal-use software development costs.

As future events cannot be determined with precision, actual results could differ significantly from those estimates.

Revenue Recognition

We derive our revenues from two sources: (i) subscription services revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing solutions, and (ii) related professional services and other revenues. Professional services and other revenues generally include consulting and training. We commence revenue recognition when all of the following conditions are satisfied:

•	there is persuasive evidence of an arrangement;

•	the service has been or is being provided to the customer;

•	the collection of the fees is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed or determinable.

Our subscription services arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations. We record revenues net of any sales or excise taxes.

Subscription Services Revenues

Subscription services revenues are recognized ratably over the order term beginning when the solution has been provisioned to the customer. Our subscription arrangements are considered service contracts, and the customer does not have the right to take possession of the software.

Professional Services and Other Revenues

The majority of our professional services arrangements are recognized on a time and material basis. Professional services revenues recognized on a time and material basis are measured monthly based on time incurred and contractually agreed upon rates. Certain professional services revenues are based on fixed fee arrangements and revenues are recognized based on progress against output measures, such as substantive milestones. Training revenues are recognized as the services are performed.

Multiple Element Arrangements

We apply the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-13, Multiple—Deliverable Revenue Arrangements, to allocate revenues based on relative best estimated selling price to each unit of accounting in multiple element arrangements, which generally include subscriptions and professional services. Best estimated selling price of each unit of accounting included in a multiple element arrangement is based upon management’s estimate of the selling price of deliverables when vendor specific objective evidence or third-party evidence of selling price is not available.

Our multiple element arrangements contain non-software deliverables such as our subscription offerings and professional services. For these arrangements we must: (i) determine whether each deliverable has stand-alone value; (ii) determine the estimated selling price of each element using the selling price hierarchy of vendor-specific objective evidence (VSOE) of fair value, third party evidence (TPE) or best estimated selling price (BESP), as applicable; and (iii) allocate the total price among the various deliverables based on the relative selling price method.

In determining whether professional services and other revenues have stand-alone value, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, the nature of the consulting services and whether the professional services are required in order for the customer to use the subscription services.

Deferred Revenue

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria have not been met. The majority of deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our subscription services described above and is recognized as the revenue recognition criteria are met. We generally invoice our customers in annual, quarterly or monthly installments for the subscription services, which are typically one year or less. Accordingly, the deferred revenue balance does not generally represent the total contract value of a subscription arrangement. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue.

Certain Risks and Concentrations of Credit Risk

Our revenues are derived from subscription and professional services delivered to the pharmaceutical and life sciences industry. We operate in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs, the emergence of competitive products or services with new capabilities and other factors could negatively impact our operating results.

Our financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We primarily maintain cash at one financial institution, for which our deposits exceed federally insured limits.

We do not require collateral from our customers and generally require payment within 30 to 60 days of billing. We periodically evaluate the collectibility of our accounts receivable and provide an allowance for doubtful accounts as necessary, based on historical experience. Historically, such losses have not been material.

The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	October 31,	January 31,
	2013	2013
Customer 1	*	15%
Customer 2	11%	10
Customer 3	*	10
Customer 4	10	*

* Does not exceed 10%.

The following customers individually exceeded 10% of total revenues for the periods shown:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Customer 1	*	*	*	*
Customer 2	*	11%	*	12%
Customer 3	*	12	10%	11
Customer 4	*	*	*	*

* Does not exceed 10%.

Note 2.	Acquisition of AdvantageMS

On June 20, 2013, we completed our acquisition of Advantage Management Solutions, Inc. (AdvantageMS), a privately held supplier of healthcare provider data and related software and services. We expect this acquisition to support our Veeva Network solution through the addition of a database of healthcare professionals, healthcare organizations and other supplemental data. Total closing consideration for the purchase was $10.5 million in cash. Approximately 15% of the closing consideration has been placed into escrow to be held for 18 months following the close as security for losses incurred by us in the event of certain breaches of representations and warranties by AdvantageMS. Additionally, we paid approximately $1.9 million in cash as part of a net working capital adjustment. There are no contingent cash payments related to this transaction. As of October 31, 2013, we had incurred $0.2 million in acquisition-related transaction costs. The assets, liabilities and operating results of AdvantageMS have been reflected in our consolidated financial statements from the date of acquisition and have not been material.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The primary areas of those preliminary estimates that are not yet finalized relate to income and non-income based taxes (in thousands):

Purchase price
Cash	$12,363

Allocation of purchase price
Cash	$408
Accounts receivable	1,636
Intangible assets	7,380
Deferred tax asset	1,593
Other current and non-current assets	218
Deferred tax liability	(3,367)
Other current and non-current liabilities	(214)
Goodwill	4,709

Total purchase price	$12,363

We did not record any in-process research and development in connection with the acquisition.

Intangible assets are being amortized on a straight-line basis over an estimated useful life ranging from three to six years. Goodwill of $4.7 million represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets and represents the future economic benefits of the data technology contributions in support of our Veeva Network solution. Goodwill is not deductible for U.S. tax purposes.

Each component of identifiable intangible assets acquired in connection with the above acquisition as of October 31, 2013 were as follows (dollar amounts in thousands):

	October 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (in years)
Data update technology	$3,680	$268	$3,412	4.6
Database	2,570	234	2,336	3.6
Customer relationships	1,020	62	958	5.6
Software	110	13	97	2.6

	$7,380	$577	$6,803

Also included in intangible assets on the consolidated balance sheet is $0.2 million of technology acquired on April 25, 2013. The carrying value of these acquired intangibles as of October 31, 2013 was $0.2 million.

As of October 31, 2013, the expected remaining future amortization expense for purchased intangible assets for each of our fiscal years ending is as follows (in thousands):

Period	Estimated Amortization Expense
Remainder of fiscal 2014	$396
Fiscal 2015	1,585
Fiscal 2016	1,585
Fiscal 2017	1,563
Fiscal 2018	1,154
Thereafter	520

Total	$6,803

Pro forma results of operations have not been presented because the effect of this acquisition was not material to the consolidated financial statements.

Note 3.	Short-Term Investments

We purchase commercial paper, corporate notes and bonds and certificates of deposits which are recorded as short-term investments. At October 31, 2013, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate notes and bonds	15,531	12	(1)	15,542
Certificate of deposits	700	—	—	700

Total available-for-sale securities	$16,231	$12	$(1)	$16,242

At January 31, 2013, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Commercial paper	$2,097	$—	$—	$2,097
Corporate notes and bonds	11,474	7	(2)	11,479
Certificate of deposits	700	—	—	700

Total available-for-sale securities	$14,271	$7	$(2)	$14,276

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	October 31,	January 31,
	2013	2013
Due in one year	$13,514	$9,829
Due in greater than one year	2,728	4,447

Total	$16,242	$14,276

We have certain available-for-sale securities in a gross unrealized loss position, all of which have been in such position for less than twelve months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in our condensed consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income. There were no impairments considered other-than-temporary as of October 31, 2013 and January 31, 2013.

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of October 31, 2013 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Corporate notes and bonds	$3,383	$(1)

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of January 31, 2013 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Corporate notes and bonds, short-term	$3,570	$(2)

Note 4.	Property and Equipment, Net

Property and equipment, net consists of the following as of the dates shown (in thousands):

	October 31,	January 31,
	2013	2013
Equipment and computers	$1,724	$1,497
Furniture and fixtures	936	587
Leasehold improvements	859	199

	3,519	2,283
Less accumulated depreciation	(1,200)	(904)

Total property and equipment, net	$2,319	$1,379

Total depreciation expense for the three months ended October 31, 2013 and 2012 was $0.2 million and $0.1 million, respectively, and for the nine months ended October 31, 2013 and 2012 was $0.6 million and $0.3 million, respectively.

Note 5.	Capitalized Internal-Use Software

Capitalized internal-use software, net, consisted of the following as of the dates shown (in thousands):

	October 31,	January 31,
	2013	2013

Capitalized internal-use software development costs	$2,716	$1,626
Less accumulated depreciation	(1,087)	(746)

Capitalized internal-use software development costs, net	$1,629	$880

During the three and nine months ended October 31, 2013 we capitalized $0.8 million and $1.1 million, respectively, for internal-use software development costs.

Capitalized internal-use software amortization expense for the three months ended October 31, 2013 and 2012 was $0.1 million and $0.1 million, respectively, and for the nine months ended October 31, 2013 and 2012 was $0.3 million and $0.2 million, respectively.

Note 6.	Intangible Assets and Goodwill

The following schedule presents the details of intangible assets as of October 31, 2013 (in thousands). As of January 31, 2013, we did not have any acquired intangible assets.

	October 31, 2013
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Data update technology	$3,680	$268	$3,412
Database	2,570	234	2,336
Customer relationships	1,020	62	958
Software	304	46	258

	$7,574	$610	$6,964

Amortization expense associated with intangible assets for the three and nine months ended October 31, 2013 was $0.4 million and $0.6 million, respectively.

The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Estimated
Amortization
Period	Expense
Remainder of fiscal 2014	$412
Fiscal 2015	1,649
Fiscal 2016	1,650
Fiscal 2017	1,579
Fiscal 2018	1,154
Thereafter	520

Total	$6,964

The following schedule presents the details of goodwill as of October 31, 2013 (in thousands). As of January 31, 2013, we did not have any goodwill.

Goodwill
Balance as of January 31, 2013	$—
Goodwill from AMS acquisition	4,709
Adjustments to goodwill	—

Balance as of October 31, 2013	$4,709

Note 7.	Income Taxes

For the three months ended October 31, 2013 and 2012, our effective tax rates were 35.5% and 35.1%, respectively. For the nine months ended October 31, 2013 and 2012, our effective tax rates were 37.0% and 35.6%, respectively.

There were no material changes to our unrecognized tax benefits in the nine months ended October 31, 2013, and we do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

Note 8.	Stockholders’ Equity

Initial Public Offering

On October 21, 2013, we closed our IPO of 15,001,750 shares of Class A common stock, which included 11,676,750 shares sold by us (inclusive of 1,956,750 shares issued upon the full exercise of the over-allotment option granted to the underwriters) and a total of 3,325,000 shares sold by certain selling stockholders. The public offering price of the shares was $20.00 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. The proceeds to the Company from the offering were approximately $217.2 million after deducting underwriting discounts and commissions, and before deducting total estimated offering expenses in connection with the offering of $2.9 million. As of October 31, 2013, the Company had received net cash proceeds of $215.7 million, which does not reflect $1.4 million of the estimated offering expenses not yet paid that are included as accrued expenses on the condensed consolidated balance sheet.

Immediately prior to the consummation of the IPO, all outstanding shares of convertible preferred stock and common stock were converted into shares of Class B common stock. As a result, following the IPO, we have two classes of authorized common stock: Class A common stock and Class B common stock.

	October 31, 2013		January 31, 2013
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Stockholders’ equity:
Series A convertible preferred stock, $0.00001 par value	—	—	60,000,000	60,000,000
Series B convertible preferred stock, $0.00001 par value	—	—	26,562,500	25,000,000
Preferred stock, $0.00001 par value	10,000,000	—	—	—
Common stock, $0.00001 par value	—	—	140,000,000	24,843,851
Class A common stock, $0.00001 par value	800,000,000	15,001,750	—	—
Class B common stock, $0.00001 par value	190,000,000	109,603,744	—	—

Stock Option Activity

A summary of stock option activity for the nine months ended October 31, 2013 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 31, 2013	13,428,750	$0.64	8.0
Granted	16,023,499	4.65
Repurchased	—
Exercised	(3,088,643)	0.23		$15,042,513
Forfeited	(667,701)	2.52

Outstanding at October 31, 2013	25,695,905	$3.14	8.7

Vested and exercisable at October 31, 2013	4,416,175	$0.40	6.8

Vested and exercisable at October 31, 2013 and expected to vest thereafter	23,794,043	$3.08	8.6

Our closing stock price as reported on the New York Stock Exchange (“NYSE”) as of October 31, 2013 was $38.91. The total intrinsic value of options exercised was approximately $4.1 million and $15.0 million for the three and nine months ended October 31, 2013, respectively. The weighted-average grant date fair value of options granted was $6.98 and $0.64 for the three months ended October 31, 2013 and 2012, respectively, and $2.72 and $0.61 for the nine months ended October 31, 2013 and 2012, respectively.

Early Exercise of Employee Options

We historically have allowed for the early exercise of options granted under the 2007 Stock Plan (2007 Plan) prior to vesting. The 2007 Plan allows for such exercises by means of cash payment, surrender of already outstanding common stock, a same day broker assisted sale or through any other form or method consistent with applicable laws, regulations and rules. Historically, all exercises have been through cash payment. The unvested shares are subject to our repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options, and reclassified to common stock as our repurchase right lapses. At October 31, 2013 and January 31, 2013, there were unvested shares in the amount of 2,244,353 and 3,369,972, respectively, which were subject to repurchase at an aggregate price of approximately $0.6 million and $0.8 million, respectively.

Stock-Based Compensation

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Volatility	48% – 49%	42%	42% – 50%	42% – 55%
Expected life (in years)	6.32 – 6.53	6.32	6.32 – 8.23	6.32
Risk-free interest rate	1.73 – 2.09%	0.83% – 0.92%	1.03% – 2.09%	0.83% – 1.15%
Dividend yield	— %	— %	— %	— %
Fair value of common stock	$9.88 – $20.00	$1.54	$3.92 – $20.00	$1.11 – $1.54

For the three and nine months ended October 31, 2013, we capitalized $0.1 million and $0.1 million, respectively, of stock-based compensation as part of our internal-use software capitalization. The amounts capitalized in the three and nine months ended October 31, 2012 were immaterial.

Note 9.	Net Income per Share Attributable to Common Stockholders

We compute net income per share of Class A and Class B common stock using the two-class method required for participating securities. Prior to the date of our IPO in October 2013, we considered all series of our convertible preferred stock to be participating securities due to their non-cumulative dividend rights. Immediately prior to the completion of our IPO, all outstanding shares of convertible preferred stock converted to Class B common stock. Additionally, we consider unvested shares issued upon the early exercise of options to be participating securities as the holders of these shares have a non-forfeitable right to dividends in the event of our declaration of a dividend for common shares.

Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income, less (i) current period convertible preferred stock non-cumulative dividends and (ii) earnings attributable to participating securities.

The net income per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A common stock and Class B common stock as if the income for the year has been distributed. As the liquidation and dividend rights are identical, the net loss attributable to common stockholders is allocated on a proportionate basis.

Basic net income per share of common stock is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. All participating securities are excluded from the basic weighted-average shares of common stock outstanding. Unvested shares of common stock resulting from the early exercises of stock options are excluded from the calculation of the weighted-average shares of common stock until they vest as they are subject to repurchase until they are vested.

Diluted net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average shares outstanding, including potentially dilutive shares of common stock assuming the dilutive effect of potential shares of common stock for the period determined using the treasury stock method.

Undistributed net income for a given period is apportioned to participating securities based on the weighted-average shares of each class of common stock outstanding during the applicable period as a percentage of the total weighted-average shares outstanding during the same period.

For purposes of the diluted net income per share attributable to common stockholders calculation, unvested shares of common stock resulting from the early exercises of stock options and unvested options to purchase common stock are considered to be potentially dilutive shares of common stock. In addition, the computation of the fully diluted net income per share of Class A common stock assumes the conversion from Class B common stock, while the fully diluted net income per share of Class B common stock does not assume the conversion of those shares.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Three Months Ended October 31, 2013		Three Months Ended October 31, 2012		Nine Months Ended October 31, 2013		Nine Months Ended October 31, 2012
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$328	$6,197	$—	$5,749	$365	$17,003	$—	$13,099
Noncumulative dividends on convertible preferred stock	(6)	(119)	—	(140)	(8)	(396)	—	(420)
Undistributed earnings allocated to participating securities	(204)	(3,857)	—	(4,547)	(260)	(12,091)	—	(10,348)

Net income attributable to common stockholders, basic	$118	$2,221	$—	$1,062	$97	$4,516	$—	$2,331

Denominator
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	1,800	34,002	—	20,743	600	27,919	—	19,834

Net income per share attributable to common stockholders, basic	$0.07	$0.07	$—	$0.05	$0.16	$0.16	$—	$0.12

Diluted
Numerator
Net income attributable to common stockholders, basic	$118	$2,221	$—	$1,062	$97	$4,516	$—	$2,331
Add back of:
Noncumulative dividends on convertible preferred stock	6	119	—	—	8	396	—	—
Undistributed earnings allocated to participating securities	204	3,857	—	—	260	12,091	—	—
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	2,221	—	—	—	4,516	—	—	—
Noncumulative dividends on convertible preferred stock	119	—	—	—	396	—	—	—
Undistributed earnings allocated to participating securities	3,857	—	—	—	12,091	—	—	—
Undistributed earnings allocated to participating securities	(138)	(138)	—	—	(431)	(431)	—	—

Net income attributable to common stockholders, diluted	$6,387	$6,059	$—	$1,062	$16,937	$16,572	$—	$2,331

Denominator
Number of shares used for basic EPS computation	1,800	34,002	—	20,743	600	27,919	—	19,834
Conversion of Class B to Class A common stock	34,002	—	—	—	27,919	—	—	—
Effect of potentially dilutive securities	19,639	19,639	—	9,626	18,939	18,939	—	9,326
Effect of conversion of preferred stock upon IPO	76,522	76,522	—	—	82,143	82,143	—	—

Weighted average shares used in computing net income per share attributable to common stockholders, diluted	131,963	130,163	—	30,369	129,601	129,001	—	29,160

Net income per share attributable to common stockholders, diluted	$0.05	$0.05	$—	$0.03	$0.13	$0.13	$—	$0.08

Note 10.	Fair Value Measurements

We apply the provisions of FASB Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

The carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

Financial assets and financial liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial assets and financial liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability.

Our financial assets are measured at fair value on a recurring basis. The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,637	$—	$—	$7,637
Short-term investments
Commercial paper	—	2,097	—	2,097
Corporate notes and bonds	—	11,479	—	11,479
Certificate of deposits	—	700	—	700

Total	$7,637	$14,276	—	$21,913

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of October 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$222,862	$—	$—	$222,862
Short-term investments
Corporate notes and bonds	—	15,542	—	15,542
Certificate of deposits	—	700	—	700

Total	$222,862	$16,242	—	$239,104

We determine the fair value of our security holdings based on pricing from our pricing vendors. The valuation techniques used to measure the fair value of financial instruments having Level 2 inputs were derived from non-binding consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques using market prices from a variety of industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). We perform procedures to ensure that appropriate fair values are recorded such as comparing prices obtained from other sources.

Note 11.	Commitments and Contingencies

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

On August 6, 2013, Prolifiq Software, Inc. (Prolifiq) filed a patent infringement lawsuit against us in the U.S. District Court for the Northern District of California. On September 10, 2013, Prolifiq amended its complaint, which amended complaint we answered on October 1, 2013. On October 10, 2013, Prolifiq amended its complaint again. The amended complaint alleges that our manufacture, use, offer for sale and sale of Veeva CRM Approved Email infringes U.S. Patent Nos. 7,634,556, 7,707,317, 8,296,378, 7,966,374 and 8,171,077 held by Prolifiq. The amended complaint seeks unspecified monetary damages, costs and injunctive relief against us. On October 24, 2013, we answered Prolifiq’s amended complaint. Based on the early stage of the claims and evaluation of the facts available at this time, the ultimate resolution of this matter and the associated financial impact, if any, remains uncertain at this time. Even if the result of this litigation is adverse to us, the amount or range of possible losses to which we are exposed cannot be reasonably estimated at this time. While Veeva CRM Approved Email revenues have represented a very minor portion of our total revenues, intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on our results of operations or cash flows.

From time to time, we may be involved in other legal proceedings and subject to claims incident to the ordinary course of business. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any legal proceedings, other than as set forth above, the outcome of which, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Leases

Rent expense for operating leases were $0.6 million and $0.4 million for the three months ended October 31, 2013 and 2012 and $1.8 million and $1.1 million for the nine months ended October 31, 2013 and 2012, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of October 31, 2013 are as follows (in thousands):

Period	Operating leases
Remainder of fiscal 2014	$645
Fiscal 2015	2,519
Fiscal 2016	2,137
Fiscal 2017	1,347
Fiscal 2018	562
Thereafter	429

Total	$7,639

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce Platform in combination with our developed technology to deliver our Veeva CRM solution, including hosting infrastructure and data center operations provided by salesforce.com. As of January 31, 2013, we remained obligated to pay fees of at least $15.9 million prior to September 2, 2015 in connection with this agreement, of which $1.6 million was accrued. As of October 31, 2013, we have satisfied our minimum fee commitment obligation.

Note 12.	Information about Geographic Areas

We track and allocate revenues by the principal geographic region of our customers’ end users rather than by individual country, which makes it impractical to disclose revenues for the United States or other specific foreign countries. Revenues by geographic area, as measured by the location of the end users, were as follows for the periods shown below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Revenues by geography
North America	$33,217	$22,302	$88,752	$59,470
Europe	12,515	7,524	34,985	19,703
Asia Pacific	9,247	5,970	23,611	10,587

Total revenues	$54,979	$35,796	$147,348	$89,760

Long-lived assets by geographic area are as follows as of the date shown (in thousands):

	October 31, 2013	January 31, 2013
Long-lived assets by geography
North America	$1,168	$846
Europe	540	445
Asia Pacific	611	88

Total long-lived assets	$2,319	$1,379

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report. In addition to historical condensed consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

Veeva provides industry-specific, cloud-based software solutions for the life sciences industry. Our solutions enable pharmaceutical and other life sciences companies to realize the benefits of modern cloud-based architectures and mobile applications for their most critical business functions, without compromising industry-specific functionality or regulatory compliance. Our customer relationship management solutions, Veeva CRM, enable our customers to increase the productivity and compliance of their sales and marketing functions. Our regulated content management and collaboration solutions, Veeva Vault, enable our customers to manage a range of highly regulated, content-centric processes across the enterprise. Our customer master solution, Veeva Network, which includes our proprietary database of healthcare provider and healthcare organization data, enables our customers to create and maintain accurate customer data.

We were founded in 2007 and entered into our first commercial agreement that same year. Our initial commercially available solution was Veeva CRM, our customer relationship management solution for life sciences. Since our founding, we have introduced new modules and applications that are complementary to Veeva CRM, such as Veeva CLM and Veeva CRM Approved Email. In 2011, we introduced our first Veeva Vault application to manage marketing promotional materials, and in 2012 we expanded our Veeva Vault solutions to include applications addressing the processes and content associated with new drug approval submissions, clinical trial documentation, manufacturing and quality documentation and medical communications content. In October 2013, we introduced Veeva Network, a solution that combines healthcare professional, healthcare organization, and other supplemental data with cloud-based customer master software, and data stewardship services.

To the extent that our more recently introduced solutions, such as Veeva Vault, Veeva CRM Approved Email and Veeva Network, do not achieve significant market acceptance, our business and results of operations may be adversely affected. In particular, our Veeva Vault solutions are offered to segments of the life sciences industry to which we have not previously marketed, including the research and development organizations of life sciences companies as well as emerging biotechnology companies, and we must be successful in marketing to these and other potential new segments. We intend to increase the adoption of our regulated content management and collaboration solutions by increasing the size of our sales force, enabling us to market our Veeva Vault solutions to an expanded set of customers in research and development departments of life sciences companies. However, the timing and effectiveness of any increased sales organization is difficult to predict.

Our solutions are accessed through an internet connection and a web browser, or using our proprietary applications for mobile devices, such as the iPad. We market our solutions and services primarily through our global direct sales force. We currently operate in three principal regions: North America, Europe and Asia Pacific. The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction.

We have invested in our professional services organization in order to promote customer success and effective deployments. This component of our revenue can be variable period to period depending on a number of factors, including the requirements, complexity and timing of customer deployments. Historically, professional services revenues have represented a material portion of our total revenues. For example, professional services and other revenues were 29% and 44% of total revenues in the three months ended October 31, 2013 and 2012, respectively. However, professional services revenues, as a stand-alone measure, are not a focus for our revenue growth, and we expect the proportion of our total revenues from professional services to decrease over time.

For the three and nine months ended October 31, 2013, our total revenues were $55.0 million and $147.3 million, respectively, representing period-over-period growth of 54% and 64%, respectively. For the three and nine months ended October 31, 2013, our subscription services revenues were $38.9 million and $100.9 million, respectively, representing period-over-period growth of 95% and 105%, respectively. We generated net income of $6.5 million and $5.7 million for the three months ended October 31, 2013 and 2012, respectively, and generated net income of $13.1 million and $17.4 million for the nine months ended October 31, 2013 and 2012, respectively.

Key Factors Affecting Our Performance

Investment in Growth. We have invested and intend to continue to invest aggressively in expanding the breadth and depth of our Industry Cloud for life sciences. We expect to invest in research and development to expand existing and build new solutions, sales and marketing to promote our solutions to new and existing customers and in existing and expanded geographies, professional services to ensure the success of our customers’ implementations of our solutions, and other operational and administrative functions to support our expected growth and new requirements associated with becoming a public company. We anticipate that our headcount will increase as a result of these investments. We expect our total operating expenses will increase over time, and, in some cases, have short-term negative impacts on our net income margin.

Adoption of Our Solutions by Existing and New Customers. Most of our customers initially deploy our solutions to a limited number of users within a division or geography and may only initially deploy a limited set of our available solutions. Our future growth is dependent upon our existing customers’ continued success with and renewals of subscriptions to our solutions, deployment of our solutions to additional users and the purchase of subscriptions to additional solutions. Our growth is also dependent on the adoption of our solutions by new customers. In particular, our Veeva Vault solutions are offered to segments of the life sciences industry to which we have not previously marketed, including the research and development organizations of life sciences companies as well as emerging biotechnology companies, and we must be successful in marketing to these and other potential new segments.

Subscription Services Revenue Retention Rate. A key factor to our success is the renewal and expansion of our existing subscription agreements with our customers. We calculate our annual subscription services revenue retention rate for a particular fiscal year by dividing (i) annualized subscription revenue as of the last day of that fiscal year from those customers that were also customers as of the last day of the prior fiscal year by (ii) the annualized subscription revenue from all customers as of the last day of the prior fiscal year. Annualized subscription revenue is calculated by multiplying the daily subscription revenue recognized on the last day of the fiscal year by 365. This calculation includes the impact on our revenues from customer non-renewals, deployments of additional users or decreases in users, deployments of additional solutions or discontinued use of solutions by our customers, and price changes for our solutions. Historically, the impact of price changes on our subscription services revenue retention rate has been minimal. For our fiscal years ended January 31, 2013, 2012 and 2011, our subscription services revenue retention rate was 187%, 159% and 192%, respectively.

Mix of Subscription and Professional Services Revenues. We believe our investments in professional services have driven customer success and facilitated the further adoption of our solutions by our customers. During the initial period of deployment by a customer, we generally provide a greater amount of configuration, implementation and training than later in the deployment. At the same time, many of our customers have historically purchased subscriptions for only a limited set of their total potential users during their initial deployments. As a result of these factors, the proportion of total revenues for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of users often increases, we expect the mix of total revenues to shift more toward subscription services revenues. As a result, we expect the proportion of our total revenues from subscription services to increase over time.

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our Industry Cloud solutions. Professional services revenues consist primarily of fees from implementation services, configuration, training and managed services. For the three and nine months ended October 31, 2013, subscription services revenues constituted 71%, and 69% of total revenues, respectively, and professional services and other revenues constituted 29% and 31% of total revenues, respectively.

New subscription orders typically have a one-year term and automatically renew unless notice of cancellation is provided in advance. If a customer adds users or solutions to an existing order, such additional orders will be coterminous with the initial order, and as a result, orders for additional users or solutions will commonly have a term of less than one year. Subscription orders are generally billed beginning at the subscription commencement date in annual or quarterly increments. Because the term of orders for additional users or solutions is commonly less than one year and payment terms may be quarterly, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenues for a given period of time.

Subscription services revenues are recognized ratably over the order term beginning when the solution has been provisioned to the customer. Our subscription services agreements are generally non-cancelable, although customers typically have the right to terminate their agreements for cause in the event of material breach. Subscription services revenues are affected primarily by the number of customers, the number of users (or other subscription usage metric) at each customer that use our solutions, and the number of solutions subscribed to by each customer.

Our professional services engagements are primarily billed on a time and materials basis and revenues are typically recognized as the services are rendered. Professional services revenues are affected primarily by our customers’ demands for implementation services, configuration, training and managed services in connection with our solutions.

Cost of Revenues

Cost of subscription services revenues primarily consists of fees paid to salesforce.com, inc. for our use of the Salesforce Platform and the associated hosting infrastructure and data center operations that are provided by salesforce.com, other third-party expenses related to data center capacity, personnel related costs associated with hosting our subscription services and providing support, operating lease expense associated with computer equipment and software and allocated overhead, amortization expense associated with capitalized internal-use software related to our subscription services. Cost of subscription services revenues for some of our Veeva CRM solutions, such as Approved Email, and for our Veeva Vault solutions do not include fees to salesforce.com because the Salesforce Platform is not used in those solutions. We intend to continue to invest additional resources in our subscription services to broaden our offerings and increase our delivery capacity. For example, we may open additional data centers, expand our current data centers in the future and continue to make investments in the availability and security of our solutions. The timing of when we incur these additional expenses will affect our cost of revenues in absolute dollars in the affected periods.

Cost of professional services and other revenues consists primarily of employee-related costs associated with providing these services, including salaries, benefits and stock-based compensation expense, the cost of subcontractors, travel costs and allocated overhead. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscription services due to the direct labor costs and costs of subcontractors.

Operating Expenses

Research and Development. Research and development expenses consist primarily of employee-related expenses, third-party consulting fees and allocated overhead. We continue to focus our research and development efforts on adding new features and applications, increasing the functionality and enhancing the ease of use of our cloud-based applications.

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, customer-focused events, travel-related expenses and allocated overhead. Sales commissions and other incremental costs to acquire contracts are expensed as incurred.

General and Administrative. General and administrative expenses consist of employee-related expenses for finance and accounting, legal, human resources and management information systems personnel, legal costs, professional fees, other corporate expenses and allocated overhead.

Other Income (Expense), Net

Other income (expense), net consists primarily of transaction gains or losses on foreign currency, net of interest income and amortization of investments.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. See Note 7 of the notes to our condensed consolidated financial statements.

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Revenues:
Subscription services	$38,935	$19,969	$100,935	$49,171
Professional services and other	16,044	15,827	46,413	40,589

Total revenues	54,979	35,796	147,348	89,760

Cost of revenues:
Cost of subscription services	9,511	5,160	24,409	12,909
Cost of professional services and other	11,881	10,696	33,835	27,346

Total cost of revenues	21,392	15,856	58,244	40,255

Gross profit	33,587	19,940	89,104	49,505

Operating expenses:
Research and development	6,585	3,605	18,469	9,946
Sales and marketing	11,467	5,316	28,739	13,304
General and administrative	5,550	2,235	13,900	5,584

Total operating expenses	23,602	11,156	61,108	28,834

Operating income	9,985	8,784	27,996	20,671
Other income (expense), net	125	74	(439)	(337)

Income before income taxes	10,110	8,858	27,557	20,334
Provision for income taxes	3,585	3,109	10,189	7,235

Net income	$6,525	$5,749	$17,368	$13,099

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Revenues:
Subscription services	70.8%	55.8%	68.5%	54.8%
Professional services and other	29.2	44.2	31.5	45.2

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of subscription services	17.3	14.4	16.6	14.4
Cost of professional services and other	21.6	29.9	23.0	30.5

Total cost of revenues	38.9	44.3	39.6	44.9

Gross profit	61.1	55.7	60.4	55.1

Operating expenses:
Research and development	12.0	10.1	12.5	11.1
Sales and marketing	20.9	14.9	19.5	14.8
General and administrative	10.1	6.2	9.4	6.2

Total operating expenses	43.0	31.2	41.4	32.1

Operating income	18.1	24.5	19.0	23.0
Other income (expense), net	0.2	0.2	(0.3)	(0.4)

Income before income taxes	18.3	24.7	18.7	22.6
Provision for income taxes	6.5	8.7	6.9	8.1

Net income	11.8%	16.0%	11.8%	14.5%

Revenues

	Three Months Ended October 31,			Nine Months Ended October 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands, except percentages)
Revenues:
Subscription services	$38,935	$19,969	95%	$100,935	$49,171	105%
Professional services and other	16,044	15,827	1	46,413	40,589	14

Total revenues	$54,979	$35,796	54%	$147,348	$89,760	64%

Total revenues for the three months ended October 31, 2013 increased $19.2 million from the prior year period, of which $19.0 million was from subscription services revenues. Two percent of the increase in subscription services revenues was attributable to orders from existing customers that were placed on or prior to October 31, 2012 and the renewal of such orders through October 31, 2013. Ninety-eight percent of the increase in subscription services revenues was attributable to new orders placed after October 31, 2012 to deploy our solutions to additional users within our existing customer base and to new users at new customers. These new orders to existing customers are comprised of expanded use of existing solutions within a given company, and/or the addition of other solutions not previously utilized by the given company. Subscription services revenues from North America, as measured by the location of the end users, made up 61% of subscription services revenues in the three months ended October 31, 2013, as compared to 70% in the prior year period. This shift in geographic revenue mix was primarily due to the more rapid rate of revenue growth from deployments in both Europe and Asia as compared to North America.

Total revenues for the nine months ended October 31, 2013 increased $57.6 million from the prior year period, of which $51.8 million was from subscription services revenues. Twenty-three percent of the increase in subscription services revenues was attributable to orders from existing customers that were placed on or prior to October 31, 2012 and the renewal of such orders through October 31, 2013. Seventy-seven percent of the increase in subscription services revenues was attributable to new orders placed after October 31, 2012 to deploy our solutions to additional users within our existing customer base and to new users at new customers. These new orders to existing customers are comprised of expanded use of existing solutions within a given company, and/or the addition of other solutions not previously utilized by the given company. Subscription services revenues from North America, as measured by the location of the end users, made up 62% of subscription services revenues in the nine months ended October 31, 2013, as compared to 74% in the prior year period. This shift in geographic revenue mix was primarily due to the more rapid rate of revenue growth from deployments in both Europe and Asia as compared to North America.

Professional services and other revenues for the three months ended October 31, 2013 increased $0.2 million from the prior year period. Eighty-two percent of the professional services and other revenues was attributable to existing customers that signed agreements with us on or prior to October 31, 2012 and 18% of the professional services and other revenues was attributable to customers that signed agreements with us after October 31, 2012. Professional services revenues from North America, as measured by the location of the user for which the services were performed, made up 60% of professional services revenues in the three months ended October 31, 2013, as compared to 52% in the prior year period. This shift in geographic revenue mix was primarily due to the more rapid rate of revenue growth from deployments in Europe and Asia Pacific as compared to North America.

Professional services and other revenues for the nine months ended October 31, 2013 increased $5.8 million from the prior year period. Eighty-five percent of the professional services and other revenues was attributable to existing customers that signed agreements with us on or prior to October 31, 2012 and 15% of the professional services and other revenues was attributable to customers that signed agreements with us after October 31, 2012. Professional services revenues from North America, as measured by the location of the user for which the services were performed, made up 56% of professional services revenues in the nine months ended October 31, 2013, as compared to 57% in the prior year period. The geographic revenue mix for the nine-month period was relatively consistent as compared to the prior year.

Subscription services revenues were 71% and 69%, respectively, of total revenues for the three and nine months ended October 31, 2013, compared to 56% and 55% of total revenues for the prior year comparable periods, reflecting the growth in our subscription services revenues base and the near completion of several large deployments by large customers in the prior year period resulting in a decline of professional services revenues related to these specific implementations. The completion of these large deployments also led to a decrease in the growth rate of our professional services revenues as compared to the three months ended October 31, 2012. We expect the proportion of subscription services revenues compared to professional services revenues to increase over time.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended October 31,			Nine Months Ended October 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands, except percentages)
Cost of revenues:
Cost of subscription services	$9,511	$5,160	84%	$24,409	$12,909	89%
Cost of professional services and other	11,881	10,696	11	33,835	27,346	24

Total cost of revenues	$21,392	$15,856	35%	$58,244	$40,255	45%

Gross profit percentage:
Subscription services	76%	74%		76%	74%
Professional services and other	26	32		27	33
Total gross profit percentage	61%	56%		60%	55%
Gross profit	$33,587	$19,940		89,104	49,505

Cost of revenues for the three months ended October 31, 2013 increased $5.5 million from the prior year period, of which $4.4 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase of users of our subscription services, which drove an increase of $3.5 million in salesforce.com fees combined with an increase of $0.4 million in amortization of purchased intangible assets and a $0.2 million increase in employee compensation-related costs.

Cost of revenues for the nine months ended October 31, 2013 increased $18.0 million from the prior year period, of which $11.5 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase of users of our subscription services, which drove an increase of $9.8 million in salesforce.com fees combined with an increase of $0.5 million in employee compensation-related costs, a $0.4 million increase in third-party server costs and $0.4 million in amortization of purchased intangibles.

We expect cost of subscription services revenues to increase in absolute dollars in the near term.

Cost of professional services and other revenues for the three months ended October 31, 2013 increased $1.2 million from the prior year period, primarily due to a $2.2 million increase in employee compensation-related costs, a $0.1 million increase in travel related to professional services projects at our customer locations and a $0.1 million increase in rent expense for office space. These increases were partially offset by a decrease of $1.7 million in third-party subcontractor costs.

Cost of professional services and other revenues for the nine months ended October 31, 2013 increased $6.5 million from the prior year period, primarily due to a $6.4 million increase in employee compensation-related costs, a $0.6 million increase in travel related to professional services projects at our customer locations and a $0.4 million increase in rent expense for office space. These increases were partially offset by a decrease of $2.1 million in third-party subcontractor costs.

We expect cost of professional services and other revenues to increase in absolute dollars in the near term.

Gross profit as a percentage of total revenues for the three and nine months ended October 31, 2013 were 61% and 60%, respectively, and for the three and nine months ended October 31, 2012 were 56% and 55%, respectively. The increases compared to the prior periods is largely due to an increase in the proportion of total revenues attributable to subscription services revenues, which have higher gross margins than professional services revenues.

Operating Expenses

Research and Development

	Three Months Ended October 31,			Nine Months Ended October 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands, except percentages)
Research and development	$6,585	$3,605	83%	$18,469	$9,946	86%
Percent of total revenues	12.0%	10.1%		12.5%	11.1%

Research and development expenses for the three months ended October 31, 2013 increased $3.0 million from the prior year period, primarily as a result of an increase of $2.8 million in employee compensation-related costs, which includes an increase of $0.4 million in stock-based compensation, due to higher headcount and an increase of $0.1 million in third-party consulting services related to the development of our solutions. These increases were partially offset by a $0.5 million increase in internal-use software capitalized during period as compared to the prior year period.

Research and development expenses increased $8.5 million for the nine months ended October 31, 2013 from the prior year period, primarily due to an increase of $7.2 million in employee compensation-related costs, which includes an increase of $0.7 million in stock-based compensation, due to higher headcount, an increase of $0.4 million third-party consulting services related to the development of our solutions and an increase of $0.2 million in rent expense for office space. These increases were partially offset by a $0.5 million increase in internal-use software capitalized during the period as compared to the prior period.

We expect research and development expenses to increase in absolute dollars in the near term, primarily due to higher headcount as we continue to add developers and invest in our products. In the fourth quarter of fiscal year ending January 31, 2014, we do not expect to capitalize any software development costs.

Sales and Marketing

	Three Months Ended October 31,			Nine Months Ended October 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands, except percentages)
Sales and marketing	$11,467	$5,316	116%	$28,739	$13,304	116%
Percent of total revenues	20.9%	14.9%		19.5%	14.8%

Sales and marketing expenses for the three months ended October 31, 2013 increased $6.2 million from the prior year period, primarily due to an increase of $4.5 million in employee compensation-related costs, which includes an increase of $0.5 million in stock-based compensation, due to higher headcount, an increase of $0.6 million in marketing program costs and an increase of $0.5 million in travel-related costs.

Sales and marketing expenses for the nine months ended October 31, 2013 increased $15.4 million from the prior year period, as a result of an increase of $11.5 million in employee compensation-related costs, which includes an increase of $0.9 million in stock-based compensation, due to higher headcount, an increase of $1.3 million in travel-related costs and an increase of $1.2 million in marketing program costs.

We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily driven by employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our newer R&D focused solutions and our continued expansion of our international sales capacity across all product lines.

General and Administrative

	Three Months Ended October 31,			Nine Months Ended October 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands, except percentages)
General and administrative	$5,550	$2,235	148%	$13,900	$5,584	149%
Percent of total revenues	10.1%	6.2%		9.4%	6.2%

General and administrative expenses for the three months ended October 31, 2013 increased $3.3 million from the prior year period, primarily due to an increase of $2.4 million in employee compensation-related costs related to headcount growth, which includes an increase of $0.8 million in stock-based compensation, due to higher headcount and an increase of $1.2 million in professional services costs. These increases were partially offset by a $0.6 million decrease in bad debt expense.

General and administrative expenses for the nine months ended October 31, 2013 increased $8.3 million from the prior year period, primarily due to increases of $5.4 million in employee compensation-related costs, which includes an increase of $1.5 million in stock-based compensation, due to higher headcount and $2.2 million in professional services costs.

We expect general and administrative expenses to increase in absolute dollars in the near term, primarily due to higher headcount and additional expenses, such as professional services from third-party providers, including legal and accounting fees to address public company requirements and to provide increased administrative support to our foreign operations.

Other Income (Expense), Net

	Three Months Ended October 31,			Nine Months Ended October 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands, except percentages)
Other income (expense), net	$125	$74	69%	$(439)	$(337)	30%

Other income for the three and nine months ended October 31, 2013 was relatively consistent compared to the prior year periods.

Provision for Income Taxes

	Three Months Ended October 31,			Nine Months Ended October 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands, except percentages)
Income before income taxes	$10,110	$8,858	14%	$27,557	$20,334	36%
Provision for income taxes	$3,585	$3,109	15%	$10,189	$7,235	41%
Effective tax rate	35.5%	35.1%		37.0%	35.6%

Provision for income taxes for the three months ended October 31, 2013 increased by $0.5 million from the prior year period, primarily due to an increase in income before taxes for the period.

Provision for income taxes for the nine months ended October 31, 2013 increased by $3.0 million from the prior year period, primarily due to an increase in income before taxes for the period.

Our effective tax rate was 35.5% and 35.1% for the three months ended October 31, 2013 and 2012, respectively and 37.0% and 35.6% for the nine months ended October 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Cash provided by operating activities	$5,267	$9,716	$25,528	$23,812
Cash used in investing activities	(3,250)	(10,471)	(16,708)	(11,555)
Cash provided by financing activities	216,516	234	216,431	501

Net change in cash and cash equivalents	$218,533	$(521)	$225,251	$12,758

As of October 31, 2013, our principal sources of liquidity for working capital purposes were cash, cash equivalents and short-term investments totaling $273.4 million, of which $6.1 million represented cash and cash equivalents held outside of the United States.

We have financed our operations primarily through cash generated from operations. We believe our existing cash, cash equivalents and short-term investments generated from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the ongoing investments in data centers, the introduction of new and enhanced solutions and the continuing market acceptance of our solutions. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

On October 21, 2013, we closed our initial public offering of 15,001,750 shares of Class A common stock, which included 11,676,750 shares sold by us (inclusive of 1,956,750 shares issued upon the full exercise of the over-allotment option granted to the underwriters) and a total of 3,325,000 shares sold by certain selling stockholders. The public offering price of the shares sold in the offering was $20.00 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. Our proceeds from the offering were approximately $217.2 million after deducting underwriting discounts and commissions, and before deducting total estimated offering expenses in connection with the offering of $2.9 million. As of October 31, 2013, we had received net cash proceeds of $215.7 million, which does not reflect $1.4 million of the estimated offering expenses not yet paid that are included as accrued expenses on the condensed consolidated balance sheet.

Cash Flows from Operating Activities

Our largest source of operating cash inflows is cash collections from our customers for subscription services. We also generate significant cash flows from our professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenditures, fees to salesforce.com, taxes, employee travel and leased facilities.

Net cash provided by operating activities was $25.5 million for the nine months ended October 31, 2013. Our cash provided by operating activities during the nine months ended October 31, 2013 primarily reflected our net income of $17.4 million, adjustments for non-cash items of $5.6 million, and cash provided by working capital of $2.6 million. Adjustments for non-cash items primarily consisted of $4.0 million of stock-based compensation expense and $1.6 million of depreciation and amortization expense. Working capital sources of cash included a $14.6 million increase in deferred revenue resulting primarily from the increased orders from new and existing customers and a $5.9 million increase in accrued expenses, which reflects timing of payments primarily related to employee compensation related accruals and accruals for expenses incurred in conjunction with our initial public offering. These sources of cash were partially offset by a $9.9 million increase in accounts receivable in part related to the timing of billings and collections and a $5.7 million increase in our income tax obligations related to our higher pre-tax income, and the prepayment of a portion of our federal income taxes in the quarter.

Net cash provided by operating activities was $23.8 million for the nine months ended October 31, 2012. Our cash provided by operating activities during the nine months ended October 31, 2012 primarily reflected our net income of $13.1 million. Working capital sources of cash included an $11.7 million increase in deferred revenue resulting primarily from the increased orders from new and existing customers. These sources of cash were partially offset by an $8.8 million increase in accounts receivable in part related to the timing of billings and collections.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to net cash outlays to complete the acquisition of AdvantageMS as well as purchases of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.

Net cash used in investing activities was $16.7 million for the nine months ended October 31, 2013 resulting primarily from the $12.1 million net cash outlay to complete the acquisition of AdvantageMS on June 20, 2013, combined with $2.2 million in net purchases of marketable securities.

Net cash used in investing activities was $11.6 million for the nine months ended October 31, 2012 resulting primarily from the $9.9 million in net purchases of marketable securities.

Cash Flows from Financing Activities

The cash flows from financing activities relate to proceeds from our initial public offering of Class A common stock, stock option exercises and early stock option exercises.

Net cash provided by financing activities was $216.4 million for the nine months ended October 31, 2013 resulting primarily from the net proceeds from our initial public offering.

Net cash provided by financing activities was $0.5 million for the nine months ended October 31, 2012 resulting from the proceeds from stock option exercises.

Commitments

Our principal commitments primarily consist of obligations for leases for office space. As of October 31, 2013, the future non-cancelable minimum payments under these commitments were $7.6 million. During the remainder of the fiscal year ending January 31, 2014, we anticipate leasing additional office space in various locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. We expect our future operating lease obligations will increase as we expand our operations.

As of October 31, 2013, we have satisfied our commitment obligation related to the value-added reseller agreement we have with salesforce.com.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling and Japanese Yen. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars.

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are currently evaluating the costs and benefits of initiating such a program and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar.

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $273.4 million as of October 31, 2013. This amount was invested primarily in money market funds, corporate notes and bonds, and certificates of deposit. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk.

We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2013, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On August 6, 2013, Prolifiq Software, Inc. (Prolifiq) filed a patent infringement lawsuit against us in the U.S. District Court for the Northern District of California. On September 10, 2013, Prolifiq amended its complaint, which amended complaint we answered on October 1, 2013. On October 10, 2013, Prolifiq amended its complaint again. The amended complaint alleges that our manufacture, use, offer for sale and sale of Veeva CRM Approved Email infringes U.S. Patent Nos. 7,634,556, 7,707,317, 8,296,378, 7,966,374 and 8,171,077 held by Prolifiq. The amended complaint seeks unspecified monetary damages, costs and injunctive relief against us. On October 24, 2013, we answered Prolifiq’s amended complaint. Based on the early stage of the claims and evaluation of the facts available at this time, the ultimate resolution of this matter and the associated financial impact, if any, remains uncertain. Even if the result of this litigation is adverse to us, the amount or range of possible losses to which we are exposed cannot be reasonably estimated at this time. While Veeva CRM Approved Email revenues have represented a very minor portion of our total revenues, intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on our results of operations or cash flows.

From time to time, we may be involved in other legal proceedings and subject to claims incident to the ordinary course of business. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any legal proceedings, other than as set forth above, the outcome of which, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A.	Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including our condensed consolidated financial statements and related notes, before investing in our Class A common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our Class A common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have a limited operating history, which makes it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.

We were incorporated in 2007 and introduced our first commercially available cloud-based solution, Veeva CRM, that same year. As a result of our limited operating history, our ability to forecast our future operating results, including revenues, cash flows and profitability, is limited and subject to a number of uncertainties. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in the technology industry, such as the risks and uncertainties described in this report. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer.

We expect the future growth rate of our revenues to decline, and as our costs increase, we may not be able to generate sufficient revenues to sustain the level of profitability we have achieved in the past or achieve profitability in the future.

In each of our last two fiscal years, our revenues grew more than 100% as compared to revenues from the prior fiscal year. We expect the growth rate of our revenues to decline in future periods. At the same time, we expect our future expenses to increase as we continue to invest in our business. We expect to incur significant future expenditures related to:

•	developing new solutions, enhancing our existing solutions and improving the technology infrastructure, scalability, availability, security and support for our solutions;

•	expanding and deepening our relationships with our existing customer base, including expenditures related to increasing the adoption of our solutions by the research and development departments of life sciences companies;

•	sales and marketing, including expansion of our direct sales organization and global marketing programs;

•	expansion of our professional services organization;

•	international expansion; and

•	general operations, IT systems and administration, including legal and accounting expenses related to being a public company that we did not incur as a private company.

Our investments may not result in increased revenues now or in the future. If our efforts to increase revenues and manage our expenses are not successful, or if we incur costs, damages, fines, settlements or judgments as a result of other risks and uncertainties described in this report, our operating results and business would be harmed. As a result, we cannot assure you that we will increase or sustain our historical levels of profitability or that we will achieve profitability in the future.

Additionally, our professional services revenues fluctuate as a result of the achievement of milestones in our professional services arrangements and the timing of our customers’ implementation projects. In recent quarterly periods, our professional services revenues have remained relatively flat or declined as compared to the prior quarterly period, and our professional services revenues may not increase on a quarterly basis in the future.

We have experienced rapid growth in recent periods, and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

Since we were founded, we have experienced rapid growth and expansion of our operations. For instance, our employee headcount has increased from 257 as of January 31, 2012 to 663 employees as of October 31, 2013, and we plan on hiring additional employees in the future. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure, facilities and other resources. Our ability to manage our operations and growth will require us to continue to expand our research and development, sales and marketing, professional services and finance and administration teams, as well as our facilities and infrastructure. We will also be required to refine our operational, financial and management controls and reporting systems and procedures. Moreover, if we fail to efficiently manage this expansion, our costs and expenses may increase more than we plan and we may fail to expand our customer base, enhance our existing solutions, develop new solutions, satisfy the requirements of our existing customers, respond to competitive challenges or otherwise execute our business plan. If we are unable to manage our growth, our operating and financial results likely would be harmed.

To date, we have derived more than 95% of our subscription services revenues from our Veeva CRM solution, and our Veeva CRM solution has achieved substantial penetration within the U.S.-based sales teams of pharmaceutical and biotechnology companies. If our efforts to further increase the use and adoption of our Veeva CRM solution do not succeed, the growth rate of our revenues may decline.

To date, we have derived more than 95% of our subscription services revenues from our Veeva CRM solution and have realized substantial sales penetration for our Veeva CRM solution among the U.S.-based sales teams of large pharmaceutical and biotechnology companies in particular. A critical factor for our continued growth is our ability to sell additional Veeva CRM user subscriptions to our existing and new customers. Any factor adversely affecting sales of this solution, including penetration of the U.S. market, could adversely affect the growth rate of our revenues, operating results and business.

If our new solutions, including Veeva Vault, Veeva CRM Approved Email or Veeva Network, are not successfully adopted by new and existing customers, the growth rate of our revenues and operating results will be adversely affected.

Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including Veeva Vault, Veeva CRM Approved Email and Veeva Network. These solutions were recently introduced or announced and it is uncertain whether these solutions will ever result in significant revenues or comprise a significant portion of our total revenues. It may take us significant time and we may incur significant expense to effectively market and sell these solutions, or to develop other new solutions and make enhancements to our existing solutions. If Veeva Vault, Veeva CRM Approved Email, Veeva Network or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.

If our existing customers do not renew their subscriptions or buy additional solutions and user subscriptions from us, or renew at lower fee levels, our business and operating results will suffer.

We expect to continue to derive a significant portion of our revenues from renewal of existing subscription agreements. As a result, maintaining the renewal rate of our subscriptions and selling additional solutions and user subscriptions is critical to our future operating results. Factors that may affect the renewal rate for our solutions and our ability to sell additional solutions and user subscriptions include:

•	the price, performance and functionality of our solutions;

•	the availability, price, performance and functionality of competing solutions and services;

•	the effectiveness of our professional services;

•	our ability to develop complementary solutions, applications and services;

•	the stability, performance and security of our hosting infrastructure and hosting services; and

•	the business environment of our customers and, in particular, headcount reductions by our customers.

We enter into master subscription agreements with our customers. Orders typically have a one-year term and automatically renew unless notice of cancellation is provided in advance. Our customers have no obligation to renew their subscriptions for our solutions after their orders expire. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenues from these customers. Factors that are not within our control may contribute to a reduction in our subscription services revenues. For instance, our customers may reduce their number of sales representatives, which would result in a corresponding reduction in the number of user subscriptions needed for some of our solutions and thus a lower aggregate renewal fee. Our future operating results also depend, in part, on our ability to sell new solutions, applications and professional services to our existing customers. If our customers fail to renew their agreements, renew their agreements upon less favorable terms or at lower fee levels, or fail to purchase new solutions, applications and professional services from us, our revenues may decline or our future revenues may be constrained.

The loss of one or more of our key customers, or a failure to renew our subscription agreements with one or more of our key customers, could slow the growth rate of our revenues or cause our revenues to decline.

For our fiscal year ended January 31, 2013, two customers each represented more than 10% of our total revenues. In addition, in our fiscal years ended January 31, 2012 and 2013, our top 10 customers accounted for 61% and 54% of our total revenues, respectively. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers. The loss of any of our key customers, or a failure of some of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenues, reputation and our ability to obtain new customers. In addition, acquisitions of our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.

Because key and substantial portions of our Veeva CRM solution are built on salesforce.com’s Salesforce Platform, we are dependent upon our agreement with salesforce.com to provide our Veeva CRM solution to our customers.

Key and substantial portions of our Veeva CRM solution are developed on the Salesforce Platform of salesforce.com, inc., and we rely on our agreement with salesforce.com to continue to use the Salesforce Platform as combined with the proprietary aspects of our Veeva CRM solution.

Our agreement with salesforce.com expires in September 2015 and does not provide for an automatic renewal. We cannot assure you that the pricing or other terms in any renewal with salesforce.com would be favorable to us, and if not, our gross margin and other operating results could be adversely affected. If we are unable to renew our agreement with salesforce.com, there would be a wind-down period during which our existing customers would be able to continue using the Salesforce Platform as combined with the proprietary aspects of our Veeva CRM solution, but we would be unable to sell subscriptions to our solutions that are combined with the Salesforce Platform to new customers and would be limited with respect to the number of additional subscriptions to our solutions, as combined with the Salesforce Platform, that we could sell to our existing customers. In addition, salesforce.com has the right to terminate the agreement in certain circumstances, including in the event of a material breach of the agreement by us, or that salesforce.com is subjected to third-party intellectual property infringement claims based on Veeva CRM (except to the extent based on the Salesforce Platform) or our trademarks and we do not remedy such infringement in accordance with the agreement. Also, if we are acquired by specified companies, salesforce.com may terminate the agreement upon notice of not less than 12 months. If salesforce.com terminates our agreement under these circumstances, our customers will be unable to access our Veeva CRM solution.

An expiration or termination of the agreement would cause us to incur significant time and expense to acquire rights to, or develop, a replacement customer relationship management platform and we may not be successful in these efforts. Even if we were to successfully acquire or develop a replacement customer relationship management platform, some customers may decide not to adopt the replacement platform and may decide to use a different customer relationship management solution. If we were unsuccessful in acquiring or developing a replacement customer relationship management platform or acquired or developed a replacement customer relationship management platform that our customers do not adopt, our business, operating results and brand may be adversely affected.

Our agreement with salesforce.com also provides that we can use the Salesforce Platform as combined with our proprietary technology to sell sales automation solutions only to drug makers in the pharmaceutical and biotechnology industries, which does not include the medical devices industry or products for non-drug departments of pharmaceutical and biotechnology companies. Use of the Salesforce Platform to sell to additional industries would require the consent of salesforce.com. While our agreement with salesforce.com provides that salesforce.com will not position, develop, promote, invest in or acquire applications directly competitive to the Veeva CRM solution for sales automation that directly target drug makers in the pharmaceutical and biotechnology markets, our remedy for a breach of this commitment by salesforce.com would be to terminate the agreement, or continue the agreement but be released from certain minimum payment commitments to salesforce.com. Our agreement with salesforce.com also does not restrict a salesforce.com customer’s ability (or the ability of salesforce.com on behalf of a specific salesforce.com customer) to customize or configure the Salesforce Platform in any way. Our inability to freely sell our Veeva CRM solution for sales automation outside of drug makers in the pharmaceutical and biotechnology industries may adversely impact our growth.

All of our revenues are generated by sales to life sciences industry customers, and factors that adversely affect this industry could also adversely affect us.

All of our sales are to customers in the life sciences industry, in particular the pharmaceutical and biotechnology industries. Demand for our solutions could be affected by factors that adversely affect the life sciences industry. The life sciences industry is highly regulated and competitive, has been adversely affected by the recent economic downturn and has experienced periods of considerable consolidation. Changes in regulations could require us to expend significant resources in order to ensure that our solutions continue to meet the needs our customers. In addition, competition, consolidation and expiration of key patents could lead to a significant reduction in pharmaceutical sales representatives and other personnel that use our solutions. For these reasons and others, selling to life sciences companies can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Accordingly, our operating results and our ability to efficiently provide our solutions to life sciences companies and to grow or maintain our customer base could be adversely affected as a result of factors that affect the life sciences industry generally.

Our quarterly results may fluctuate significantly, which could adversely impact the value of our Class A common stock.

Our quarterly results of operations, including our revenues, gross margin, profitability and cash flows, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. Fluctuation in quarterly results may adversely impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed elsewhere in this “Risk Factors” section and those listed below:

•	the addition or loss of large customers, including through acquisitions or consolidations of such customers;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	network outages or security breaches;

•	conditions within the life sciences industry;

•	general economic, industry and market conditions;

•	our ability to attract new customers;

•	amount of professional services purchased by our customers;

•	customer renewal rates and the timing and terms of customer renewals;

•	increases or decreases in the number of users of our solutions or pricing changes;

•	changes in our pricing policies or those of our competitors;

•	the mix of solutions and services sold during a period;

•	variations in the timing of the sales of our solutions;

•	the timing and success of introductions of new solutions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners; and

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

The markets in which we participate are highly competitive, and if we do not compete effectively, our business and operating results could be adversely affected.

The markets for our solutions are highly competitive. Our Veeva CRM solutions primarily compete with products from Oracle Corporation and Cegedim SA. Our Veeva Vault solutions face competition from large global content management platform vendors including EMC Corporation, Microsoft Corporation and OpenText Corporation. We also compete with professional services companies that provide solutions on these platforms, such as Computer Sciences Corporation, and with other life sciences specific providers. In some cases, these competitors are well-established providers of these solutions, which have long-standing relationships with many of our current and potential customers, including large pharmaceutical and emerging biopharmaceutical companies. Oracle, for example, has larger and greater name recognition, a much longer operating history, a larger marketing budget and significantly greater resources than we do. We also face competition from custom-built software developed by third-party vendors and developed in-house by our potential customers.

Some customers may be hesitant to adopt cloud-based solutions such as ours and prefer to upgrade the more familiar solutions that are deployed on-premise. Some vendors could offer customer relationship management and regulated content management and collaboration solutions on a standalone basis at a low price or bundled as part of a larger product sale. In order to take advantage of customer demand for cloud-based solutions, legacy vendors are expanding their cloud-based solutions through acquisitions and organic development. Legacy vendors may also seek to partner with other leading cloud providers. In addition, other companies that provide cloud-based solutions in different target or horizontal markets may develop applications or work with companies that operate in our target markets. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.

Many of our competitors are able to devote greater resources to the development, promotion and sale of their products and services. Furthermore, third parties with greater available resources and the ability to initiate or withstand substantial price competition could acquire our current or potential competitors. In addition, many of our competitors have established marketing relationships, access to larger customer bases and major distribution agreements with consultants, system integrators and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our competitors’ products, services or technologies become more accepted than our solutions, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.

We may not effectively scale and adapt our existing technology to meet the performance and other requirements of our global customers, which could adversely affect our business and operating results.

Our future growth depends upon our ability to continue to meet the expanding needs of our global customers as their use of our solutions grows. As these customers gain more experience with our solutions, the number of users of our solutions, the amount of data transferred, processed and stored by us, the number of locations where our solutions are being accessed and the number of processes and systems managed by our solutions on behalf of these customers have in some cases, and may in the future, expand rapidly. As a result, we intend to continue to make significant investments to develop and implement new technologies in our solutions and cloud infrastructure operations. These technologies, which include databases, applications and server optimizations, network and hosting strategies and automation, are often advanced, complex, new and untested. To the extent that we do not effectively scale our solutions and operations to maintain performance as our customers expand their use of our solutions, our business and operating results could be adversely affected.

If the market for cloud-based solutions develops more slowly than we expect or declines, our revenues could decrease and our business could be adversely affected.

The market for cloud-based solutions is not as mature as the market for on-premise enterprise software in the life sciences industry, and it is uncertain whether cloud-based solutions will achieve and sustain high levels of customer demand and market acceptance in the life sciences industry. Our success will depend to a substantial extent on the widespread adoption of cloud-based solutions in the life sciences industry, and of Veeva CRM and Veeva Vault in particular. Many enterprises, and in particular in the life sciences industry, have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to cloud-based solutions. It is difficult to predict customer adoption rates and demand for our solutions, the future growth rate and size of the cloud computing market or the entry of competitive solutions. The expansion of cloud-based solutions, particularly in the life sciences industry, depends on a number of factors, including the cost, performance and perceived value associated with cloud-based solutions, as well as the ability of providers of cloud-based solutions to address security, privacy and unique regulatory requirements or concerns. If we or other cloud-based solution providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based solutions in the life sciences industry, including our solutions, may be adversely affected. If cloud-based solutions do not achieve widespread adoption in the life sciences industry, or there is a reduction in demand for cloud-based solutions caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, our revenues could decrease and our business could be adversely affected.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable investment of time and expense. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.

Our sales process entails planning discussions with prospective customers, analyzing their existing solutions and identifying how these potential customers can use and benefit from our solutions. The sales cycle for a new customer, from the time of prospect qualification to the completion of the first sale, may span over twelve months. In particular, we have limited history selling to the research and development departments of life sciences companies, yet many of our new solutions, including certain Veeva Vault solutions, were developed to target the research and development function. As a result, our sales cycle for these solutions may be lengthy and difficult to predict. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will result in the sale of our solutions. In addition, our sales cycle can vary substantially from customer to customer because of various factors, including the discretionary nature of potential customers’ purchasing and budget decisions, the announcement or planned introduction of new solutions by us or our competitors and the purchasing approval processes of potential customers. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.

The software industry changes rapidly as a result of technological and product developments, which may render our solutions less desirable. If we are unable or unsuccessful in enhancing our solutions in response to technological developments, our revenues and operating results could be adversely affected.

The software industry is subject to rapid technological change. The introduction of new technologies in the software industry, including mobile technologies, will continue to have a significant effect on competitive conditions in the life sciences industry. We may not be able to develop and introduce new solutions and enhancements to our existing solutions that respond to technological changes on a timely basis. If we are unable to develop and sell new solutions that provide utility to our customers and provide enhancements and new features for our existing solutions that keep pace with rapid technological and regulatory change, our revenues and operating results could be adversely affected.

Defects or disruptions in our solutions could result in diminishing demand for our solutions, a reduction in our revenues and subject us to substantial liability and decrease our revenues.

We generally release updates to our solutions three times per year. These updates may contain undetected errors when first introduced or released. We have from time to time found defects in our solutions, and new errors in our existing solutions may be detected in the future. Since our customers use our solutions for important aspects of their business, any errors, defects, disruptions or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, our customers may delay or withhold payment to us, cancel their agreements with us, elect not to renew, make service credit claims, warranty claims or other claims against us, and we could lose future sales. The occurrence of any of these events could result in diminishing demand for our solutions, a reduction of our revenues, an increase in our bad debt expense, an increase in collection cycles for accounts receivable, require us to increase our warranty provisions, or incur the expense of litigation or substantial liability.

We depend on data centers operated by third parties for Veeva CRM, Veeva Vault and Veeva Network, and any disruption in the operation of these facilities could adversely affect our business and subject us to liability.

Veeva CRM is primarily hosted by salesforce.com from data centers located in California, Virginia and Japan. Veeva Vault, Veeva Network, and certain portions of Veeva CRM, are hosted by third parties other than salesforce.com from data centers located in California, Virginia and Japan. We do not control the operation of the data centers hosted by salesforce.com for Veeva CRM. While we control and have access to our servers and all of the components of our network that are located in our external data centers for Veeva Vault, Veeva Network and certain portions of Veeva CRM, we do not control the operation of these facilities. The owners of our non-salesforce.com data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

Problems faced by our third-party data center locations, including those operated by salesforce.com, could adversely affect the experience of our customers. The operators of the data centers could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by the operators of the data centers or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our data centers or cause such data centers and systems to fail. Any changes in third-party service levels at our data centers or any disruptions or other performance problems with our solutions could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services might reduce our revenues, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to potential liability or adversely affect our renewal rates.

If we fail to manage our technical operations infrastructure, our existing customers may experience service outages and our new customers may experience delays in the deployment of our solutions.

We have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our solutions. However, the provision of new hosting infrastructure requires adequate lead-time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays in the deployment of our solutions as we seek to obtain additional capacity, which could adversely affect our reputation and adversely affect our revenues.

If our security measures are breached or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce the use of or stop using our solutions and we may incur significant liabilities.

Our solutions involve the storage and transmission of our customers’ proprietary information, including personal or identifying information regarding their employees and the medical professionals whom their sales personnel contact, and sensitive proprietary data related to the regulatory submission process for new medical treatments. As a result, unauthorized access or security breaches as a result of third-party action, employee error, malfeasance or otherwise could result in the loss of information, litigation, indemnity obligations, damage to our reputation and other liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could adversely affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our operating results. Our insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach.

Privacy laws and regulations are burdensome, may reduce demand for our solutions, and failure to comply may impose significant liabilities.

Our customers can use our solutions to collect, use, process and store personal or identifying information regarding their employees and the medical professionals whom their sales personnel contact, and, potentially, personal health information. Federal, state and foreign government bodies and agencies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, processing, storage and disclosure of personal information obtained from consumers and individuals. In the United States, for instance, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, that protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. Foreign data privacy regulations, such as the EU’s Data Protection

Directive (Directive 95/46/EC), and the country-specific regulations that implement Directive 95/46/EC, also govern the processing of personally identifiable data, and may be stricter than U.S. laws. Our solutions are expected to be capable of use by our customers in compliance with such laws and regulations. The functional and operational requirements and costs of compliance with such laws and regulations may adversely impact our business, and failure to enable our solutions to comply with such laws and regulations could lead to significant fines and penalties imposed by regulators, as well as claims by our customers or third parties. Additionally, all of these domestic and international legislative and regulatory initiatives could adversely affect our customers’ ability or desire to collect, use, process and store personal or health-related information using our solutions, which could reduce demand for our solutions.

Our solutions address heavily regulated functions within the life sciences industry, and failure to comply with applicable laws and regulations could lessen the demand for our solutions or subject us to significant claims and losses.

Our customers use our solutions for business activities that are subject to a complex regime of global laws and regulations, including 21 CFR Part 11 (the U.S. Food and Drug Administration’s requirements for maintenance of electronic records), EU Annex 11 (the EU requirements for maintenance of electronic records), 21 CFR Part 203 (requirements regarding drug sample tracking as required by the Prescription Drug Marketing Act) and other laws and regulations. Our solutions are expected to be capable of use by our customers in compliance with such laws and regulations. Our efforts to provide solutions that comply with such laws and regulations are time-consuming and costly, and include third-party validation procedures that may delay the release of new versions of our solutions. As these laws and regulations change over time, we may find it difficult to adjust our solutions to comply with such changes. If we are not able to provide solutions that can be used in compliance with applicable laws and regulations, customers may be unwilling to use our solutions and any such non-compliance could result in the termination of our customer agreements or claims arising from such agreements with our customers.

Additionally, any failure of our customers to comply with laws and regulations applicable to the functions for which our solutions are used could result in fines, penalties or claims for substantial damages against our customers that may harm our business or reputation. If such failure were allegedly caused by our solutions or services, our customers may make a claim for damages against us, regardless of our responsibility for the failure. We may be subject to lawsuits that, even if unsuccessful, could divert our resources and our management’s attention and adversely affect our business, and our insurance coverage may not be sufficient to cover such claims against us.

Because we recognize subscription services revenues over the term of the agreements for our subscriptions, a significant downturn in our business may not be reflected immediately in our operating results, which increases the difficulty of evaluating our future financial performance.

We generally recognize revenues ratably over the terms of orders under our subscription agreements, which are typically one year. As a result, a substantial majority of our quarterly subscription services revenues are generated from subscription agreements entered into during prior periods. Consequently, a decline in new subscriptions in any quarter may not affect our results of operations in that quarter, but could reduce our revenues in future quarters. Additionally, the timing of renewals or non-renewals of a subscription agreement during any quarter may only affect our financial performance in future quarters. For example, the non-renewal of a subscription agreement late in a quarter will have minimal impact on revenues for that quarter but will reduce our revenues in future quarters. Accordingly, the effect of significant declines in sales and customer acceptance of our solutions may not be reflected in our short-term results of operations, which would make these reported results less indicative of our future financial results. By contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenues for that quarter and we may not be able to offset a decline in revenues due to non-renewal with revenues from new subscription agreements entered into in the same quarter. In addition, we may be unable to adjust our costs in response to reduced revenues.

Consolidation among our customers could cause us to lose customers, decrease the available market for our solutions and adversely affect our business.

Consolidation in the life sciences industry has accelerated in recent years, and this trend could continue. We may lose customers due to industry consolidation, and we may not be able to expand sales of our solutions and services to new customers to replace lost customers. In addition, new companies or organizations that result from such consolidation may decide that our solutions are no longer needed because of their own internal processes or the use of alternative solutions. As these entities consolidate, competition to provide solutions and services to industry participants will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our solutions. Also, if consolidation of larger current customers occurs, the combined company may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on the combined company’s revenues to continue to achieve growth. Industry consolidation or consolidation among current customers or potential customers could adversely affect our business.

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.

In our fiscal year ended January 31, 2013, sales to customers outside North America accounted for approximately 35% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

•	the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses and ensuring that our solutions enable our customers to comply with local life sciences industry laws and regulations;

•	data privacy laws which require that customer data be stored and processed in a designated territory;

•	difficulties in staffing and managing foreign operations, including employee laws and regulations;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

•	new and different sources of competition;

•	weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

•	laws and business practices favoring local competitors;

•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection, and anti-bribery laws and regulations;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	adverse tax consequences, including the potential for required withholding taxes; and

•	unstable regional and economic political conditions.

Our international agreements often provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. An increasing portion of our international agreements provided for payment denominated in local currencies for our fiscal year ended January 31, 2013 as compared to our fiscal year ended January 31, 2012, and we anticipate that, over time, an increasing portion of our international agreements may provide for payment denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

If we lose the services of our founder and Chief Executive Officer or other members of our senior management team, we may not be able to execute our business strategy.

Our success depends in a large part upon the continued service of our senior management team. In particular, our founder and Chief Executive Officer, Peter P. Gassner, is critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for Mr. Gassner or any other member of our senior management team. We do not have employment agreements with members of our senior management team or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of our founder and Chief Executive Officer or one or more other members of our senior management team could have an adverse effect on our business.

An inability to attract and retain highly skilled employees could adversely affect our business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and internet-related services and senior sales executives. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees in the San Francisco Bay Area often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

Our business could be adversely affected if our customers are not satisfied with the professional services provided by us or our partners.

Our business depends on our ability to satisfy our customers, both with respect to our solutions and the professional services that are performed in connection with the implementation of our solutions. Professional services may be performed by us, by a third party, or by a combination of the two. If a customer is not satisfied with the quality of work performed by us or a third party or with the solutions delivered or professional services rendered, then we could incur additional costs to address the situation, we may be required to issue credits or refunds for pre-paid amounts related to unused services, the profitability of that work might be impaired and the customer’s dissatisfaction with our services could damage our ability to expand the number of solutions subscribed to by that customer. Moreover, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

We typically provide service level commitments under our customer agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for pre-paid amounts related to unused subscription services or our customers may terminate their contracts, which could adversely affect our revenues.

Our customer agreements typically provide service level commitments on a quarterly basis. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our solutions, we may be contractually obligated to provide these customers with service credits or our customers may terminate their agreements. Our revenues could be significantly affected if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. Any extended service outages could adversely affect our reputation, revenues and operating results.

Any failure to offer high-quality technical support services could adversely affect our relationships with our customers and our operating results.

Once our solutions are deployed, our customers depend on our support organization to resolve technical issues relating to our solutions. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support services. Increased customer demand for our services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on the reputation of our solutions and business and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our solutions to existing and prospective customers and our business and operating results.

If we fail to develop widespread brand awareness cost-effectively, our business may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our solutions and attracting new customers. Brand promotion activities may not generate customer awareness or increase revenues, and even if they do, any increase in revenues may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We have in the past acquired and may in the future seek to acquire or invest in businesses, solutions or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs;

•	difficulty integrating the accounting systems, operations and personnel of the acquired business;

•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•	difficulty converting the customers of the acquired business onto our solutions and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

•	diversion of management’s attention from other business concerns;

•	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

Adverse economic conditions, particularly with respect to the life sciences industry, could adversely impact our business.

Our business depends on the overall demand for enterprise software, cloud computing technologies and on the economic health of our existing and prospective customers. In addition, the purchase of our solutions is often discretionary and may involve a significant commitment of capital and other resources. The financial weakness in recent years resulted in a significant deterioration of the economy in the United States and Europe and of the global economy, more limited availability of credit, a reduction in business confidence and activity and other difficulties that may affect the life sciences industry. In addition, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the Eurozone. We have existing and prospective customers in Europe. If economic conditions in Europe and other key markets for our solutions continue to remain uncertain or deteriorate further, particularly with respect to the life sciences industry, many of our customers may delay or reduce their IT spending. This could result in reductions in sales of our solutions, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. In addition, there has been pressure to reduce government spending in the United States. Automatic tax increases and spending cuts at the federal level went into effect at the beginning of 2013. This might reduce demand for our solutions from companies that receive funding from the U.S. government and could adversely affect the U.S. economy or the life sciences industry, which could further reduce demand for our solutions. Any of these events could have an adverse effect on our business, operating results and financial position. In addition, there can be no assurance that enterprise software spending levels will increase following any recovery.

Catastrophic events could disrupt our business and adversely affect our operating results.

Our corporate headquarters are located in Pleasanton, California and our third-party hosted data centers are located in California, Virginia and Japan. The west coast of the United States and Japan each contains active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our solution development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part upon our intellectual property. We currently have no issued patents. Instead, we currently rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and our business.

We may be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, on August 6, 2013, Prolifiq Software, Inc. (Prolifiq) filed a patent infringement lawsuit against us in the U.S. District Court for the Northern District of California, and on September 10, 2013, and October 10, 2013, Prolifiq amended its complaint. The amended complaint alleges that our manufacture, use, offer for sale and sale of Veeva CRM Approved Email infringes U.S. Patent Nos. 7,634,556, 7,707,317, 8,296,378, 7,966,374 and 8,171,077 held by Prolifiq. The amended complaint seeks unspecified monetary damages, costs and injunctive relief against us. On October 24, 2013, we answered Prolifiq’s amended complaint. We intend to vigorously defend this lawsuit but we cannot be certain of the outcome. In the future, others may claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Our solutions utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could adversely affect our business.

Our solutions include software covered by open source licenses. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solutions. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our solutions, or otherwise be limited in the licensing of our solutions, each of which could reduce or eliminate the value of our solutions and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could adversely affect our business.

The forecasts of market growth we have publicly provided may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts we have publicly provided relating to the expected growth in the global life sciences industry, cloud computing markets and technology market may prove to be inaccurate. Even if these markets experience the forecasted growth we have publicly provided, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth we have publicly provided should not be taken as indicative of our future growth.

Our estimate of the market size for our solutions we have publicly provided may prove to be inaccurate, and even if the market size is accurate, we cannot assure you our business will serve a significant portion of the market.

Our estimate of the market size for our solutions we have publicly provided is subject to significant uncertainty and is based on assumptions and estimates, including our internal analysis and industry experience, which may not prove to be accurate. Our ability to serve a significant portion of this estimated market is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, even if our estimate of the market size is accurate, we cannot assure you that our business will serve a significant portion of this estimated market for our solutions.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an emerging growth company. Under the Jumpstart Our Businesses Act of 2012 (JOBS Act), emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

For as long as we continue to be an emerging growth company, we also intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million, (ii) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) October 15, 2018.

If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be adversely affected.

As a public company, we will be required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our second annual report following our initial public offering, which will be for our fiscal year ending January 31, 2015, provide a management report on internal controls over financial reporting. The Sarbanes-Oxley Act also requires that our management report on internal controls over financial reporting be attested to by our independent registered public accounting firm, to the extent we are no longer an “emerging growth company,” as defined by the JOBS Act. We do not expect to have our independent registered public accounting firm attest to our management report on internal controls over financial reporting for so long as we are an emerging growth company.

If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal controls over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission (SEC), or other regulatory authorities, which could require additional financial and management resources.

We will incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. Our management and other personnel have little experience managing a public company and preparing public filings. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs. Additional compensation costs and any future equity awards will increase our compensation expenses, which would increase our general and administrative expense and could adversely affect our profitability. We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance on reasonable terms. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

Our international operations subject us to potentially adverse tax consequences.

We report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. These jurisdictions include China, England, France, Hungary, Japan and Spain. The international nature and organization of our business activities are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.

We do not collect sales and use, value added and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable or that we are not required to collect such taxes with respect to the jurisdiction. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our results of operations.

Unanticipated changes in our effective tax rate could harm our future results.

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the valuation of deferred tax assets and liabilities and changes in federal, state or international tax laws and accounting principles. In addition, because substantially all of our intellectual property resides in the United States and is licensed through our parent U.S. entity, our effective tax rate may be higher than other companies that maintain and license intellectual property from outside the United States. Increases in our effective tax rate would reduce our profitability or in some cases increase our losses.

In addition, we may be subject to income tax audits by many tax jurisdictions throughout the world. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

Risks Related to Ownership of Our Class A Common Stock

Our Class A common stock price has been and will likely continue to be volatile.

The trading price of our Class A common stock has been and will likely continue to be volatile for the foreseeable future. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our Class A common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, such as those in this “Risk Factors” section and others including:

•	variations in our operating results, including revenues, earnings per share, cash flows from operating activities and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;

•	forward-looking statements related to our projections of future operating results, changes in our projections of our future operating results or our failure to meet these projections;

•	the net increases in the number of customers, either independently or as compared with published expectations of industry, financial or other analysts that cover us;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our Class A common stock;

•	announcements of technological innovations, new solutions or enhancements to services, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions or rumors of such transactions involving us or our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	disruptions in our solutions due to computer hardware, software or network problems, security breaches or other man-made or natural disasters;

•	the economy as a whole, market conditions in our industry and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding Class A common stock;

•	overall performance of the equity markets;

•	the operating performance and market value of other similar companies;

•	changes in legislation relating to our existing or future solutions;

•	litigation or other claims against us;

•	the size of our market float; and

•	any other factors discussed herein.

In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the market price of our Class A common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our Class A common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of our management’s attention and resources.

We have broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our initial public offering, including for working capital and other general corporate purposes, and we may spend or invest these proceeds in a way with which our stockholders disagree. Because of the number and variability of factors that will determine our use of the net proceeds from our initial public offering, their ultimate use may vary substantially from their currently intended use. The failure by our management to apply these funds effectively could harm our business. Pending their use, we have deposited the net proceeds from our initial public offering with the bank with which we have our primary commercial banking relationship and we may invest the such proceeds in a manner that does not produce income or that loses value, which may negatively impact the market price of our Class A common stock.

The dual class structure of our common stock will have the effect of concentrating voting control with our executive officers (including our Chief Executive Officer) and directors and their affiliates; this will limit or preclude the ability of our investors to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2013, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 98.6% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock, assuming no material sales of such shares, and will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, our executive officers (including our Chief Executive Officer), employees, directors and their affiliates retain a significant portion of their holdings of Class B common stock for an extended period of time, they could, in the future, continue to control a majority of the combined voting power of our Class A common stock and Class B common stock.

We do not intend to pay dividends on our capital stock so any returns will be limited to changes in the value of our Class A common stock.

We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our capital stock may be prohibited or limited by the terms of any future debt financing arrangement. Any return to stockholders will therefore be limited to the increase, if any, of the price of our Class A common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our Class A common stock to decline.

In the future, we may sell Class A common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. We also expect to issue such securities to employees and directors pursuant to our equity incentive plans. If we sell Class A common stock, convertible securities or other equity securities in subsequent transactions, or Class A common stock is issued pursuant to equity incentive plans, our investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that they might occur, could cause the price of our Class A common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Class A common stock.

All of our executive officers and directors and the holders of substantially all of our capital stock are subject to lock-up agreements with the underwriters of our initial public offering that restrict the stockholders’ ability to transfer shares of our common stock until April 14, 2014. The lock-up agreements limit the number of shares of common stock that may be sold, and subject to certain limitations, 109,603,744 shares will become eligible for sale, subject in some cases to volume and other restrictions of Rule 144 under the Securities Act of 1933, as amended, upon expiration of the lock-up period. In addition, shares issued or issuable upon exercise of options vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could adversely affect the trading price of our Class A common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our Class A common stock would be adversely affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

Provisions in our restated certificate of incorporation and amended and restated bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our Class A common stock.

Our restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our Class A common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide for a dual class common stock structure, which gives our Chief Executive Officer, directors, executive officers, greater than 5% stockholders and their respective affiliates the ability to control the outcome of all matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A and Class B common stock;

•	permit the board of directors to establish the number of directors;

•	provide that directors may only be removed “for cause” and only with the approval of 66 2/3% of our stockholders;

•	require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on merger, business combinations and other transactions between us and holders of 15% or more of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

From August 1, 2013 through October 16, 2013 (the date of the filing of our registration statement on Form S-8), we issued to employees (i) options to purchase an aggregate of 495,000 shares of our Class B common stock, pursuant to our 2012 Equity Incentive Plan, with an exercise price of $9.88 per share, (ii) options to purchase an aggregate of 236,000 shares of our Class B common stock, pursuant to our 2012 Equity Incentive Plan, with an exercise price of $13.00 per share, and (iii) options to purchase an aggregate of 164,000 shares of our Class B common stock, pursuant to our 2012 Equity Incentive Plan, with an exercise price of $20.00 per share. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933, as amended (“Securities Act”).

From August 1, 2013 through October 16, 2013 (the date of the filing of our registration statement on Form S-8), certain of our employees exercised (i) options to purchase an aggregate of 381,821 shares of our Class B common stock pursuant to options issued under our 2007 Stock Plan, with a weighted-average exercise price of $0.64 per share, for an aggregate purchase price of $243,218 and (ii) options to purchase an aggregate of 2,000 shares of our Class B common stock pursuant to options issued under our 2012 Stock Plan, with a weighted-average exercise price of $1.96 per share, for an aggregate purchase price of $3,920. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of securities under compensatory benefit plans and contracts relating to compensation were our employees, directors or bona fide consultants and received the securities as compensation for services. Appropriate legends have been affixed to the securities issued in these transactions. We believe that each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds from Public Offerings of Common Stock

On October 21, 2013, we closed our initial public offering (IPO) of 15,001,750 shares of Class A common stock, in which we sold 11,646,750 shares (inclusive of 1,956,750 shares issued upon the full exercise of the over-allotment option granted to the underwriters) at a public offering price of $20.00 per share. The aggregate offering price for shares sold in the offering was approximately $233 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-191085), which was declared effective by the SEC on October 15, 2013. The offering commenced on October 15, 2013 and did not terminate before all of the shares in the IPO were registered in the registration statement were sold. Morgan Stanley & Co. LLC and Deutsche Bank Securities Inc. acted as the managing underwriters. We raised approximately $217.2 million after deducting underwriting discounts and commissions, and before deducting total estimated offering expenses in connection with the offering of $2.9 million. As of October 31, 2013, we had received net cash proceeds of $215.7 million, which does not reflect $1.4 million of the estimated offering expenses not yet paid that were included as accrued expenses on the condensed consolidated balance sheet.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on October 16, 2013 pursuant to Rule 424(b). No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities such as money market funds, certificates of deposit, commercial paper, corporate debt, agencies and guaranteed obligations of the U.S. government.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant to the 2007 Stock Plan.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
August 1–August 31, 2013	—	—	—	—
September 1–September 30, 2013	3,750	$0.44	—	—
October 1–October 31, 2013	—	—	—	—

Total	3,750	$0.44	—	—

(1)	Under the 2007 Stock Plan, certain participants may exercise options prior to vesting, subject to a right of a repurchase by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/13

3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/13

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Schema Linkbase Document.

101.CAL††	XBRL Taxonomy Calculation Linkbase Document.

101.DEF††	XBRL Taxonomy Definition Linkbase Document.

101.LAB††	XBRL Taxonomy Labels Linkbase Document.

101.PRE††	XBRL Taxonomy Presentation Linkbase Document.

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Veeva Systems Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Veeva Systems Inc.

By:	/s/ TIMOTHY S. CABRAL
Timothy S. Cabral
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: December 13, 2013

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/13

3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/13

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Schema Linkbase Document.

101.CAL††	XBRL Taxonomy Calculation Linkbase Document.

101.DEF††	XBRL Taxonomy Definition Linkbase Document.

101.LAB††	XBRL Taxonomy Labels Linkbase Document.

101.PRE††	XBRL Taxonomy Presentation Linkbase Document.

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Veeva Systems Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.