Form 10-K
period 2014-01-31
VEEVA SYSTEMS INC
filed 2014-03-18
CIK 1393052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 001-36121

Veeva Systems Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-8235463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4637 Chabot Drive, Suite 210

Pleasanton, California 94588

(Address of principal executive offices)

(925) 452-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.00001	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on October 16, 2013, based on the closing price of $37.16 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $0.6 billion. The Registrant has elected to use October 16, 2013 as the calculation date, which was the initial trading date of the Registrant’s Class A common stock on the New York Stock Exchange, because on July 31, 2013 (the last business day of the Registrant’s second fiscal quarter), the Registrant was a privately-held company. Shares of Class A common stock or Class B common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 2014, there were 15,125,708 shares of the Registrant’s Class A common stock outstanding and 109,702,612 shares of the Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Item 14 of Part III of this annual report on Form 10-K is hereby incorporated by reference to portions of the Registrant’s proxy statement for its Annual Meeting of Stockholders to be held in 2014. The proxy statement will be filed by the Registrant with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended January 31, 2014.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information concerning our possible or assumed future results of operations and expenses, business strategies and plans, trends, market sizing, competitive position, industry environment and potential growth opportunities, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors” and elsewhere in this annual report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Any forward-looking statement made by us in this annual report on Form 10-K speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used in this annual report on Form 10-K, the terms “Veeva,” “Registrant,” “we,” “us,” and “our” mean Veeva Systems Inc. and its subsidiaries unless the context indicates otherwise.

INDUSTRY AND MARKET DATA

We obtained the industry, market and competitive position data used throughout this annual report on Form 10-K from our own internal estimates and research, as well as from industry and general publications, in addition to research, surveys and studies conducted by third parties. Internal estimates are derived from publicly-available information released by industry analysts and third-party sources, our internal research and our industry experience, and are based on assumptions made by us based on such data and our knowledge of our industry and market, which we believe to be reasonable. In addition, while we believe the industry, market and competitive position data included in this annual report on Form 10-K is reliable and is based on reasonable assumptions, such data involves risks and uncertainties and are subject to change based on various factors, including those discussed in “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

The Gartner Report described herein, (the Gartner Report) represents data, research opinions or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (Gartner). The Gartner Report speaks as of its original publication date (and not as of the date of this annual report on Form 10-K) and the opinions expressed in the Gartner Report are subject to change without notice. Please refer to Section 2.6 of the Gartner Copyright and Quote Policy on gartner.com for additional detail.

Certain information in the text of the annual report on Form 10-K is contained in independent industry publications. The source of each of these independent industry publications is provided below:

•	“Market Share: All Software Markets, Worldwide, 2012,” Gartner 29 March 2013.

•	IDC, Worldwide and Regional Public IT Cloud Services 2013–2017 Forecast, #242464, Volume 1, August 2013.

•	IDC, Worldwide Life Science IT Spending Guide, 2011–2016, #HI237350, Version 1, October 2012.

•	MarketLine Industry Profile Global Health Care Equipment & Supplies June 2013 Reference Code: 0199-2067 was published July 2013 (Table 4).

•	MarketLine Industry Profile Global Pharmaceuticals, Biotechnology & Life Sciences June 2013 Reference Code: 0199-2357 was published in May 2012 (Table 5).

ITEM 1.	BUSINESS

Overview

Veeva is a leading global provider of industry-specific, cloud-based software solutions for the life sciences industry. Our solutions enable pharmaceutical and other life sciences companies to realize the benefits of modern cloud-based architectures and mobile applications for their most critical business functions, without compromising industry-specific functionality or regulatory compliance. Our customer relationship management solutions enable our customers to increase the productivity and compliance of their sales and marketing functions. Our regulated content management and collaboration solutions enable our customers to more efficiently manage a range of highly regulated, content-centric processes across the enterprise. Our customer master solution enables our customers to more effectively manage complex healthcare provider and healthcare organization data. We have built our company’s culture around customer success and believe that our customers consider us a strategic business partner.

We founded our company in 2007 on the premise that industry-specific business problems would best be addressed by industry-specific, cloud-based solutions, an approach referred to as Industry Cloud. We believe Industry Cloud solutions are particularly relevant to global, complex and heavily regulated industries, such as the life sciences industry that we serve. Although there are some basic functions within life sciences companies that horizontal cloud-based solutions have been able to address, such as payroll and expense management, the industry has largely continued to rely on legacy, on-premise information technology (IT) systems to meet industry-specific needs in critical business functions such as new drug submissions, quality management, sales and marketing. As a result, prior to Veeva, life sciences companies were largely unable to implement cloud-based solutions for many of their most critical business functions.

Our Industry Cloud for life sciences consists of cloud-based solutions that were designed from the ground up to address the specific business and regulatory requirements of this global industry. Veeva CRM, our customer relationship management solution for sales representatives, enables a broad range of industry-specific functions such as drug sample tracking with electronic signature capture, healthcare affiliations management, and the ability to conduct interactive, rich media demonstrations with physicians on a mobile device, with or without an internet connection. Veeva Vault, our regulated content management and collaboration solution, enables the management of complex, content-centric processes, such as the collection, management and organization of thousands of documents during clinical trials and managing the complex versioning, workflows and approvals for promotional materials, in compliance with stringent government regulations. Veeva Network, our customer master solution, enables the creation and maintenance of the healthcare provider and organization master data that drives life sciences companies’ sales and marketing operations.

Our solutions utilize multi-tenant architectures, allowing us to rapidly deliver new functionality to all customers simultaneously and enabling our customers to benefit from our innovations and to comply with frequently changing regulations more quickly because all customers are using the same version of our solutions. A multi-tenant architecture is one that allows multiple customers to use the same hardware and software infrastructure while keeping each customer’s data logically separated. In addition, our global employee base, including our professional services team, gives us insights into industry best practices that can be quickly incorporated into our solutions, benefitting all of our customers. We believe this industry-focused approach of continual improvement has the potential to make our Industry Cloud the standard for the life sciences industry. In addition, we believe that the data generated from our deep, industry-specific applications can provide unique insights about the industry that we can incorporate into our solutions, further increasing the value of our Industry Cloud.

An element of our strategy has been to build a global enterprise to serve the needs of the life sciences industry worldwide. As of January 31, 2014, we had 725 employees, including approximately 236 employees located outside North America, primarily in Europe, Japan and China. Our solutions are designed to enable compliance with global regulatory requirements and are available in 27 languages. For our fiscal year ended

January 31, 2014, international revenues constituted 41% of our total revenues. We believe our global presence is a significant strategic asset, as our employees maintain strong local relationships with senior customer executives and obtain valuable feedback on both our existing and potential solutions suited to specific geographies.

We have achieved rapid customer growth and strong customer retention, which we believe is largely due to our focus on customer success. As of January 31, 2012, 2013 and 2014, we served 95, 134 and 198 life sciences customers, respectively, including 33 of the 50 largest global pharmaceutical companies as of January 31, 2014. Our solutions have been implemented in over 80 countries, ranging from deployments within a single division or geography to major deployments at some of the largest global pharmaceutical companies, including Bayer Healthcare AG, Boehringer Ingelheim GmbH, Eli Lilly and Company, Gilead Sciences, Inc., Merck & Co., Inc. and Novartis International AG, as well as projects at smaller life sciences companies. For an explanation of how we define our current customers, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations.”

We have experienced significant growth in revenues and profitability in a short period of time. For our fiscal years ended January 31, 2012, 2013 and 2014, our total revenues were $61.3 million, $129.5 million and $210.2 million, respectively, representing year-over-year growth in total revenues of 111% and 62% for our two most recent fiscal years. For our fiscal years ended January 31, 2012, 2013 and 2014, our subscription services revenues were $32.6 million, $73.3 million and $146.6 million, respectively, representing year-over-year growth in subscription services revenues of 125% and 100% for our two most recent fiscal years. We generate revenues from subscription fees and from professional services fees, for configuration, implementation and training. We generated net income of $4.2 million, $18.8 million and $23.6 million for our fiscal years ended January 31, 2012, 2013 and 2014, respectively.

Industry Background

The Life Sciences Industry is Large and Growing, with Specific and Complex Technology Needs

The global life sciences industry is one of the largest industries in the world, with over 25,000 life sciences companies of record in 2014. According to MarketLine, at the date of publication, life sciences companies were forecast to have combined global revenues of approximately $1.6 trillion in 2013, and the industry was expected to grow at a compound annual growth rate of approximately 6% per year through 2016. Life sciences companies face a range of strategic and regulatory opportunities and challenges, requiring substantial investment in IT applications and infrastructure. International Data Corporation (IDC) estimates that life sciences companies spent approximately $44 billion on technology in 2012.

Several global and industry-specific trends are driving growth in the life sciences industry. Some regions and countries that are experiencing rapid population and/or economic growth and change, particularly the emerging markets of Brazil, Russia, India and China, are rapidly improving their healthcare systems and increasing their consumption of pharmaceutical and other life sciences products. Continued advances in healthcare and the increasing financial resources of a growing middle class worldwide are also resulting in increased consumption of life sciences products.

The life sciences industry faces a number of regulatory, business and operational pressures that create the need for industry-specific, cloud-based solutions:

Stringent Regulatory Requirements. The industry is subject to compliance regimes that are complex, vary widely by regulatory body and geography and change frequently. Regulations cover virtually every critical aspect of a life sciences company’s business operations, including drug development, manufacturing, medical communications, sales and marketing. Furthermore, the life sciences industry is experiencing increasing levels of scrutiny and regulatory enforcement worldwide. Both regulators and consumers can make information demands and file claims and other actions, costing companies significant time and expense, and that can result in fines of up to billions of dollars, product delays and recalls, consent decrees and criminal penalties, including imprisonment. For example, over the last five years, the Departments of Justice and Health and Human Services have recouped total pharmaceutical financial penalties in the United States of $19.2 billion. As a result, life sciences companies have highly specific needs for IT applications to ensure regulatory compliance.

Global Expansion. Life sciences companies have significantly increased their international operations across many functions including product development, manufacturing, marketing and distribution. This global expansion has increased the need to collaborate across functions and geographies, both internally and with third parties. Many global life sciences companies require different IT applications to address the local business and regulatory conditions in the countries in which they operate.

Increasing Financial Pressures. Life sciences companies have faced increasing financial pressures in recent years. The largest impact has been from patent expirations for a number of “blockbuster” drugs that had provided companies with strong and predictable revenues and profits. With these patent expirations, lower-priced, generic drugs often enter the market, dramatically reducing pricing and profitability. As a result, companies have a growing need to increase and accelerate their drug development cycle times to replace the lost revenues and profits from these drugs when the patents expire. In addition, governments worldwide are changing their healthcare systems in an effort to more closely manage the approval and reimbursement or payment of healthcare products and drug treatments. As a result of these financial pressures, life sciences companies are undertaking significant strategic and operational initiatives, including significant upgrades to their IT applications and infrastructure, across a range of business functions.

Distinct Business Function Requirements. Life sciences companies typically have separate business functions, including research and development, focused on the development and approval of new products, manufacturing and supply chain, responsible for production, and commercial, responsible for the sales and marketing of products once they receive regulatory approval. The departments in each of these functions typically must comply with specific regulatory requirements, and therefore each has specific IT needs that are frequently addressed by separate technology and business decision makers, IT budgets, purchasing patterns and procurement departments.

Existing Legacy IT Systems Do Not Meet the Needs of Today’s Life Sciences Companies

Although many life sciences companies have made large investments in highly customized, legacy IT systems, these solutions often do not meet the evolving needs of today’s life sciences companies for a number of reasons, including:

Difficult and Expensive to Implement and Maintain. Legacy IT systems have generally been deployed on-premise, requiring substantial investments in infrastructure and resources in order to enhance, upgrade and maintain such systems. Typically, these solutions are highly customized to reflect the industry-specific business processes and existing IT environments of the particular life sciences company. These systems quickly become outdated due to the accelerating changes in the company’s regulatory, business and computing environments and require significant ongoing professional services to maintain. Changes to software or hardware also typically need to be integrated into other legacy IT systems, resulting in implementation delays and escalating IT costs and complexity.

Lack of Integration. Although many legacy IT systems provide adequate functionality in specific areas, these systems comprise numerous discrete applications that frequently do not integrate well with each other. In order to manage and integrate data across these applications and across broad geographies, many life sciences companies have had to engage in lengthy and expensive custom development and system integration projects. These projects often result in IT systems that are difficult to adapt to changing business or regulatory requirements.

Poor Usability. Many legacy IT systems, including those used to automate and manage sales organizations and support the content management and collaboration functions for highly regulated processes, such as drug development and manufacturing, were originally designed in the late 1990s using client-server technology. These systems typically do not offer intuitive user interfaces and often are incompatible with now commonly used mobile devices. These disadvantages tend to discourage widespread adoption and frequent use of these solutions across the enterprise.

The Emergence of Cloud-Based Solutions

Over the past decade, cloud-based solutions have emerged to enable enterprises to automate and improve a range of business and technology operations, delivered on an “as needed” basis. In comparison to legacy IT systems, cloud-based solutions can provide a number of benefits to enterprises, including improved application performance, broader user adoption, greater flexibility and lower total cost of ownership. Over time, we believe that enterprises will continue to shift their IT budgets from the software, hardware and IT services budgets of legacy, on-premise IT systems to cloud-based solutions.

Horizontal Cloud-Based Solutions Are Not Well Suited to Meet the Needs of Today’s Life Sciences Companies

Today, most cloud-based offerings are horizontal solutions designed to meet common needs across a wide range of industries. These horizontal cloud-based solutions, however, fail to meet the complex, industry-specific needs of life sciences companies for a number of reasons, including:

Lack of Industry-Specific Functionality. Because horizontal cloud-based solutions typically lack industry-specific functionality, life sciences companies tend to only deploy these solutions for basic business functions, such as payroll and expense management. In more business critical functions, like new drug submissions, quality management, sales and marketing, life sciences companies have specific business and regulatory requirements that make the deployment of horizontal cloud-based solutions extremely challenging without significant customization. Customization of a horizontal cloud-based solution involves significant upfront and ongoing resources, expenditures and time, and can significantly dilute the benefits of adopting these cloud-based solutions.

Inability to Ensure Compliance. Life sciences companies are subject to regulations that require their technology be validated to function in accordance with very specific process and documentation requirements, such as 21 CFR Part 11, the electronic records and electronic signature regulations of the Food and Drug Administration (FDA). Developing and maintaining the systems to ensure this validation and compliance involves significant time, expense and risk. Horizontal cloud vendors typically do not have the deep industry and regulatory knowledge required to provide life sciences companies with validated systems to support their compliance with these regulations.

Lack of Offline Functionality. Horizontal cloud-based solutions and their underlying architectures were developed to maximize performance using an internet connection. Horizontal cloud-based solutions, therefore, typically rely heavily on high-bandwidth connectivity to the internet in order to deliver their services. Pharmaceutical sales representatives, however, require the ability to conduct their daily activities, such as displaying rich media product demonstrations to physicians, on a mobile device within a compressed and unpredictable window of time, without needing to rely on the availability of an internet connection. As a result, horizontal cloud-based solutions are poorly equipped to deliver this required level of offline functionality.

The Opportunity for Industry Cloud in Life Sciences

The failure of legacy IT systems and horizontal cloud-based solutions to adequately address the IT needs of today’s life sciences companies creates an opportunity for companies such as ours that are focused on industry-specific, cloud-based solutions, or Industry Cloud solutions. Life sciences companies continue to invest significantly in their IT applications and infrastructure. Of the $44 billion that IDC estimates life sciences companies spent on technology in 2012, $28 billion was on software and services and $16 billion was on infrastructure. According to Gartner, Inc., of the $396 billion that businesses spent worldwide on software in 2012, the largest area of spending was Vertical Specific Software, constituting $110 billion or 28% of total software spending. In addition, the demand for cloud-based solutions continues to grow. According to IDC, the global market for public IT cloud services spending is projected to grow from $47 billion in 2013 to $107 billion in 2017, a compound annual growth rate of over 22%. For the market segments within the life sciences industry that we believe are relevant to our solutions, based on our internal analysis and industry experience, we estimate the total addressable market, including the market segments for sales and marketing automation and related solutions for life sciences sales representatives, regulated content management solutions for life sciences companies, customer master solutions for life sciences companies, and healthcare professional, organization, affiliation and reference data, to be at least $5 billion.

Our Industry Cloud Solutions

We provide Industry Cloud solutions for the life sciences industry, specifically developed for the critical business and regulatory needs of global life sciences companies, and that deliver the benefits of cloud-based architectures.

Our Industry Cloud solutions include the following key attributes:

Deep, Industry-Specific Functionality. Our solutions have been designed and developed for the specific needs of the global life sciences industry. For example, Veeva CRM was developed to provide highly specific functionality crucial to salesperson productivity, including healthcare affiliations management, compliant activity management, closed-loop marketing, order management and sample disbursement tracking with signature capture. Veeva CRM includes different business rules, functionality and configurations to meet customer requirements across multiple geographies. Our Veeva Vault solution for regulated content management and collaboration addresses the most important content management needs of life sciences companies including clinical trials documentation, quality management, promotional materials management and new drug submissions. Our Veeva Network solution provides detailed healthcare provider and healthcare organization data, cloud-based customer master software and data stewardship services that are integrated with Veeva CRM.

Multi-Tenant Architectures. Our solutions use multi-tenant architectures. A multi-tenant architecture is one that allows multiple customers to use the same hardware and software infrastructure while keeping each customer’s data logically separated. As a result, all of our customers run the same version of our applications while their data is securely partitioned. Customers share our IT resources and operational infrastructure, which enables us to accelerate our speed of implementation, upgrades and support. Because we do not need to customize our solutions for individual customers, our customers benefit from greater scalability, reliability and performance, as well as faster innovation. In addition, our multi-tenant architectures enable us to collect and analyze data in real-time, providing deep insights into application performance and customer usage, and allow us to leverage data provided or updated by one customer to improve the data made available to all customers.

Validated Systems. Our solutions are designed, developed and maintained to enable our customers to satisfy stringent system validation requirements. Life sciences companies are subject to regulations that require them to certify that their technology will function as designed, which can involve significant upfront and ongoing expense in development and maintenance. To help our customers comply with these regulations, we validate each version of our solutions for compliance with regulations such as 21 CFR Part 11 and EU Annex 11, using a recognized third-party firm. Our solutions enable our customers to comply with the installation qualification (IQ) and operational qualification (OQ) steps in the validation process without further validation effort by our customers. As a result, we believe our customers can realize significant cost savings and improved regulatory compliance.

Modular and Integrated Solutions. Our solutions are designed to be deployed in a modular fashion. Customers are able to purchase and deploy our technology as needed to solve immediate business needs, and subsequently purchase and deploy additional functionality deeper into their companies. These applications and platforms are developed to rapidly integrate and interface with our customers’ existing applications, data and technologies, and in addition, are optimized to work with our other solutions.

Mobility and Offline Functionality. Certain capabilities of our Veeva CRM solutions can function offline on common mobile devices. Pharmaceutical sales representatives cannot rely on an internet connection for their crucial interactions with physicians, which often occur during short, unpredictable windows of time. We developed Veeva CRM, for example, to maximize offline functionality, so that sales representatives have access to rich content presentations, signature capture and other needs in order to maximize the productivity of their physician interactions when disconnected from the internet. Over 75% of our Veeva CRM customers utilize Veeva iRep, our proprietary, offline mobile application for the iPad, to access our Veeva CRM solution.

“Best Practices” Updates. Our solutions are regularly updated to capture best-in-class business processes from companies across the global life sciences industry. As we work closely with our customer base in multiple geographies and industry segments, we obtain valuable insights into current industry best practices and needs, enabling us to efficiently improve our offerings. We update our solutions several times per year, incorporating such improvements, and our customers quickly benefit from our insights and advances.

User-Friendly Interface. The user interface for our cloud-based solutions is designed to be simple, flexible and intuitive. In addition, we have developed our mobile applications using the most appropriate technology for each mobile operating system we support, such as iOS for our iPad application. This additional level of investment allows us to deliver the most user-friendly experience on each mobile platform. We believe these user-friendly characteristics result in greater user adoption, higher utilization and more time spent on productive tasks.

Global Focus. Our strategy has been to build a global enterprise to serve the needs of life sciences companies worldwide. As of January 31, 2014, we had approximately 236 employees located outside North America, primarily in Europe, Japan and China. Our global focus and presence enables us to remain abreast of regulatory, business and other trends. This allows us to incorporate new regulatory frameworks and functional requirements more quickly into our solutions, which allows our customers to comply more rapidly with highly complex and changing regulations.

Our Industry Cloud solutions provide the following key benefits for our customers:

Improved Sales and Marketing Productivity. Life sciences companies are highly dependent on maximizing the productivity of their sales representatives’ interactions with physicians. By enabling representatives to better prioritize, prepare for and follow up on these interactions, Veeva CRM solutions enable sales representatives to focus more time on revenue-generating activities. Veeva Vault enables customers to improve the coordination between sales and marketing, allowing marketing teams to more rapidly develop, approve and disseminate regulated marketing materials used by sales representatives and in other communication channels. Veeva Network enables our customers to manage and make available the data required to efficiently and accurately identify and call upon health care providers and health care organizations.

More Efficient New Product Development. Life sciences companies are under pressure to develop and submit applications for regulatory approval for new drugs quickly and efficiently. Veeva Vault helps companies store, organize and facilitate collaboration with respect to the tens of thousands of documents required for new drug development and application processes. Veeva Vault applications enable research and development organizations to improve and accelerate collaboration among both internal employees and external partners that is required to manage their drug development processes.

Reduced Total Cost of Ownership. Our solutions include applications, infrastructure, maintenance, monitoring, integration, storage, security, disaster recovery, customer support and upgrades, which reduce customer cost and time spent relative to legacy IT systems. We believe that, over the long term, our solutions offer a lower total cost of ownership relative to the capital expenditures, customization, IT services and other expenses associated with legacy IT systems.

Improved Analytical Insights. We believe our solutions provide our customers with real-time insights into their business performance across a wide number of areas and metrics, enabling them to better manage and coordinate their operations. Companies can monitor and analyze process performance, identify existing or potential bottlenecks and quickly implement process improvements with easy-to-use reports and dashboards. In addition, they benefit from our ability to collect, analyze and leverage data across the customers in our Industry Cloud to regularly deliver improvements to our solutions.

Frequent Updates. We develop and deliver upgrades to each of our solutions several times per year. We deploy our upgrades rapidly to all of our customers. Each customer operates on the latest version and has access to best-in-class applications as soon as we release them. This provides our customers with a greatly simplified IT architecture, compared to legacy IT systems that may involve multiple versions of the same application within a single company, requiring ongoing integration and maintenance costs.

Improved Regulatory Compliance. Our solutions enable customers to maintain or improve their global compliance levels across a wide range of regulatory requirements. We provide frequent updates on changes to regulations or regulatory frameworks as part of our regularly scheduled upgrades. Each update undergoes validation testing against relevant regulatory standards by an independent third party. As a result, we believe our customers can realize significant cost savings and improved regulatory compliance.

Our Growth Strategy

Our growth strategy is to deliver increasingly valuable Industry Cloud solutions for life sciences companies worldwide. Key elements of our growth strategy include:

Focus on Customer Success. Customer success is at the core of everything we do. We believe much of our success to date has been due to our focused commitment to the business success of our customers. We plan to continue to recruit, hire and develop employees who are highly focused on delivering customer success. We believe this approach will continue to produce high levels of customer success, resulting in greater adoption of our solutions and recommendations and referrals from existing customers to potential new customers.

Deepen Existing Customer Relationships Within Commercial Departments of Life Sciences Companies. Many of our customers begin their deployment of our solutions with a limited number of users and less than our complete set of available solutions. We believe that as customers realize the benefits of our solutions, they will increase the number of users and the number of solutions used. For example, as we have introduced new customer relationship management and regulated content management and collaboration related applications such as Veeva CLM and Vault PromoMats, many of our Veeva CRM customers have expanded their existing implementations to include these applications. We have also recently released Veeva Network, our customer master solution, Veeva CRM Approved Email, our solution to enable regulatory compliant email communication between sales reps and healthcare providers, and we have recently announced Veeva CRM Engage, which we expect to be generally available in April 2014, an application that will enable life sciences organizations to present interactive content to healthcare professionals over the internet and on connected mobile devices. We intend to increase the number of users within our existing customers and to grow the number of Veeva CRM, Veeva Vault and Veeva Network applications used by commercial departments of life sciences companies.

Establish and Expand Our Customer Relationships Within Research and Development Departments of Life Sciences Companies. Veeva Vault allows us to broaden our focus to include the research and development departments in life sciences companies, as well as to expand to other specialized companies, such as contract research organizations (CROs) and contract manufacturing organizations (CMOs). We introduced Veeva Vault applications in late 2012 to meet the specific needs of research and development departments of life sciences companies to manage complex, content-centric processes, such as the collection, management and organization of thousands of documents during clinical trials and the global management of standard operating procedures (SOPs). We intend to increase the adoption of our regulated content management and collaboration solutions by increasing the size of our sales force, enabling us to market our Veeva Vault solutions to an expanded set of customers in research and development departments of life sciences companies.

Expand Our Customer Base. We believe the market for cloud-based business applications for life sciences companies is large and underserved. IDC estimates that life sciences companies spent approximately $44 billion on technology in 2012. As of January 31, 2014, we served approximately 198 of the more than 25,000 life sciences companies worldwide. We believe there is a substantial opportunity for us to continue to increase the size of our customer base with both large and small life sciences companies globally through the efforts of our growing domestic and international sales forces.

Continue to Enhance Existing Offerings and Develop New Industry Cloud Solutions. We have made, and will continue to make, significant investments in research and development to enhance our existing solutions, expand the number of our applications and further develop our solutions. We intend to continue to offer multiple upgrades each year designed to enable our customers to benefit from ongoing innovations, expanded geographical reach, updated regulatory compliance and additional mobile platforms. We intend to continue to work closely with our customers to develop and execute upon our solution roadmap. For example, our Veeva Network solution to provide customer data and data management capabilities was developed based on feedback from life sciences customers regarding their most pressing IT needs.

Continue to Expand Internationally. We have a significant international presence today, particularly in Europe, China and Japan, and our solutions have been deployed in over 80 countries. We believe our global presence is a significant strategic asset, and our employees maintain strong local relationships with senior customer executives, obtain valuable feedback on our current solutions and future customer needs and improve our ability to help customers maintain compliance with regulatory requirements around the globe. We plan to continue to invest in new geographies where leading life sciences companies operate, including in the areas of salespeople and sales channels, professional services, customer support and services partnerships. For example, we recently hired a general manager for Latin America (LATAM) and are expanding our sales and services coverage for the LATAM region.

Veeva Solutions

Our Industry Cloud solutions currently include customer relationship management solutions, regulated content management and collaboration solutions and customer master solutions that enable life sciences companies to increase revenues and maximize profitability while achieving and maintaining compliance with applicable regulatory requirements. Our solutions enable pharmaceutical and other life sciences companies to realize the benefits of modern cloud-based architectures and mobile applications for their most critical business functions, without compromising industry-specific functionality or regulatory compliance.

Regulated, Multi-channel Customer Relationship Management

Veeva CRM, our solution for customer relationship management, allows pharmaceutical and biotechnology companies to market and sell more efficiently, effectively and compliantly to physicians, other healthcare providers and healthcare organizations. Veeva CRM enables physician-facing employees such as pharmaceutical sales representatives, key account managers and scientific liaisons to manage, track and optimize interactions with healthcare providers across multiple communication channels utilizing a single, integrated solution.

To support the life sciences industry’s unique business processes and regulatory compliance requirements, Veeva CRM provides highly specialized functionality such as prescription drug sample management with electronic signature capture, the management of complex affiliations between physicians and the organizations where they work and the capture of medical inquiries from physicians.

In order to deliver the best possible functionality and user experience, we have designed and built a specific application for each mobile device platform we support, including iPads, Windows 8 mobile devices, Windows-based laptops and tablet PCs and Blackberry devices.

Veeva CRM uses the Salesforce Platform of salesforce.com, inc., combined with our own proprietary technology. Using the Salesforce Platform enables customers to deploy fully integrated call center, customer portal and other applications. In addition, salesforce.com’s established enterprise cloud-computing platform and hosting infrastructure helps our customers benefit from high levels of reliability, scalability and performance.

Additional applications for the Veeva CRM solution include:

•	Veeva CLM provides closed-loop marketing capabilities for use in face-to-face interactions with physicians. Veeva CLM allows customers to replace paper-based materials with interactive electronic marketing presentations while controlling the storage, distribution, presentation and tracking of marketing materials.

•	Veeva iRep, our proprietary mobile application that runs on the Apple iPad, combines the key functionality of Veeva CRM and Veeva CLM to provide users with functionality that helps maximize productivity in the field. Veeva iRep was designed to provide the functionality needed for pharmaceutical sales representatives and other users to accomplish mission critical tasks in locations, such as hospitals and physicians’ offices, whether or not an internet connection is available. Veeva iRep synchronizes to Veeva CRM when connected to the internet. When synchronizing, Veeva iRep uploads to Veeva CRM data captured while operating off-line, such as data regarding drug samples provided to physicians, and downloads data updates from Veeva CRM, such as updated physician contact information.

•	Veeva CRM Approved Email provides for the management, delivery and tracking of regulatory compliant email communication between sales representatives and physicians. Veeva CRM Approved Email includes capabilities to ensure compliant communications, such as managing physician email opt-in and opt-out. In addition, through integration with Veeva Vault, Veeva CRM Approved Email helps customers ensure that only the latest approved email templates and documents can be delivered to physicians, helping to ensure regulatory compliance.

Regulated Content Management and Collaboration

Veeva Vault, our cloud-based content management and collaboration solution, is used by our customers to manage content-centric processes across key departments within a life sciences company, including clinical trials, quality management, manufacturing, sales and marketing. Veeva Vault consists of our proprietary Vault Platform and six business process specific applications. Veeva Vault applications each include a pre-built data model, pre-defined workflows and the functionality required to support specific business processes. Veeva Vault can be deployed as a single integrated solution across multiple applications, enabling our customers to manage all their important documents in a single, global system.

The Vault Platform is built from the ground up to meet the rigorous content management requirements of the life sciences industry. Delivered as a multi-tenant, cloud-based service, the Vault Platform provides infrastructure and security such as high availability, real-time upgrades, disaster recovery and data backups, data encryption and a comprehensive audit trail that records every action against every document, enabling customers to manage their highly regulated content. In addition, the Vault Platform offers functionality that is delivered across all the Veeva Vault applications, such as searching, content viewing and annotation, comprehensive workflow and approvals, electronic signatures, reporting and open application programming interfaces to allow for integration with other systems. The Vault Platform also includes a configuration toolset that allows customers to create their own Veeva Vault applications.

The Veeva Vault applications primarily for use by research and development departments of life sciences companies include:

•	Veeva Vault eTMF is an electronic trial master file application that manages the repository of important documents for active and archived clinical trials. In addition, Vault eTMF also enables collaboration between the life sciences company sponsoring the trial and its outsourced partners such as CROs. All clinical trial documents are organized in Vault eTMF according to industry accepted guidelines in order to speed the transition from clinical trials to submission for regulatory approval.

•	Veeva Vault Investigator Portal manages the collection of documentation and collaboration among trial sponsors, trial sites and the researchers conducting the trials, known as investigators. Rather than faxing documentation or buying a separate secure file exchange, our customers can deploy the Vault Investigator Portal with Vault eTMF to streamline document collection and organization while complying with strict industry regulations relating to electronic record keeping systems.

•	Veeva Vault Submissions helps life sciences companies to gather and organize all the documents and other content that should be included in a regulatory submission to a healthcare authority, such as the FDA. Vault Submissions organizes all content according to industry accepted guidelines which helps to speed the time to regulatory submission by providing a single place for all researchers, CROs and other collaboration partners to prepare and manage the entire content life cycle.

•	Veeva Vault QualityDocs enables the creation, review, approval, distribution and management of controlled documents, such as SOPs, manufacturing recipes and specifications. All life sciences companies that are developing or selling regulated products must have a quality management system in place. Vault QualityDocs includes the functionality required to manage these processes, including the ability for customers’ employees to mark documents as “read and understood” for training purposes, and the ability to include a watermark on a document when viewed, printed or shared.

The Veeva Vault applications primarily for use by commercial departments of life sciences companies include:

•	Veeva Vault PromoMats manages the end-to-end process for the development, approval, distribution, expiration and withdrawal of promotional materials. These include advertisements, brochures, television and radio commercials and interactive presentations that life sciences companies use to promote their products. Vault PromoMats also manages the collaboration between brand marketing teams, regulatory teams and their external marketing agencies, including the medical, legal and regulatory review processes. Vault PromoMats includes real-time online annotation, content linking and references and the ability to automatically withdraw content once it has changed or expires.

•	Veeva Vault MedComms provides life sciences companies with a single, validated source of medical content across multiple channels and geographies. Medical content is used by life sciences companies for all the verbal and written communications with healthcare providers and patients, including approved answers to questions received through a call center or company website. In addition to storing approved medical content, Vault MedComms also includes functionality for managing the processes of reviewing and approving new medical content.

Customer Master Data Management

Veeva Network, our cloud-based customer master solution, is designed to help life sciences companies create and maintain a single, complete and accurate record of the healthcare professionals and healthcare organizations with which they interact. Veeva Network combines Veeva’s proprietary database of healthcare professional, healthcare organization and other supplemental data with cloud-based master software and data stewardship services to provide life sciences companies with a more complete customer master solution. Veeva Network is fully integrated with Veeva CRM in order to make the most up-to-date healthcare professional and healthcare organization data available to sales and marketing users.

Veeva Network users access and update our Network Provider Database through our multi-tenant cloud-based solutions. Our multi-tenant architecture allows us to leverage updates users make to healthcare professional and healthcare organization data to continually improve our Network Provider Database. This ability to gather and validate data over a large number of users, often referred to as crowdsourcing, enables the data provided via the Veeva Network solution to improve for all users, a process commonly referred to as a network effect. We believe this network effect is illustrative of the type of benefit that can best be achieved by industry cloud solutions.

Veeva Network is comprised of the following data, software and services:

•	Veeva Network Provider Database is Veeva’s proprietary database of healthcare professionals and healthcare organizations in the United States and China including demographic and license information, affiliations and other key profile data. The Veeva Network Provider Database replaces the need for a number of disparate external data feeds. Data is gathered from state, federal and industry sources, and is supplemented by the network effect as life sciences companies update their records in Veeva Network.

•	Veeva Network Customer Master is an industry-specific, cloud-based customer master software solution that de-duplicates, standardizes and cleanses healthcare provider and organization data from multiple systems and data sources, including the Network Provider Database, to arrive at a single, consolidated customer master record.

•	Veeva Network Data Stewardship Services further reduce the cost and complexity of managing healthcare professional and healthcare organization data. Instead of maintaining dedicated in-house data stewards to verify internal updates to data, Veeva’s Data Stewardship Services can manage these processes on behalf of our customers, including research and outbound calls to verify data accuracy.

Professional Services and Support

In addition to cloud-based solutions that meet the specific needs of our life sciences customers, we also offer professional services to help customers maximize the value they get from those solutions. The people on these teams have a combination of life sciences industry expertise, project management skills and deep technical acumen that we believe our customers highly value. Our professional services teams often work together with our systems integrator partners to deliver projects. We offer professional services in the following areas:

•	implementation and deployment planning and project management;

•	requirements analysis, solution design and configuration;

•	systems environment management and deployment services;

•	training on our solutions; and

•	ongoing managed services, such as outsourced systems administration.

Our professional services teams are organized based on separate research and development and commercial competencies so that members of our professional services team can also provide knowledge and best practices advice for the research and development and commercial departments of our customers.

Our Customers

As of January 31, 2014, we served approximately 198 life sciences customers, including 33 of the top 50 global pharmaceutical companies, with users deployed in over 80 countries. For an explanation of how we define our current customers, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations.” We deliver solutions to companies throughout the life sciences industry, including pharmaceuticals, biotechnology, medical products, CSOs and CROs. Our customers range from the largest global pharmaceutical companies such as Bayer AG, Boehringer Ingelheim GmbH, Eli Lilly and Company, Gilead Sciences, Inc., Merck & Co., Inc. and Novartis International AG, to smaller companies including Accera, Inc., Grupo Ferrer Internacional S.A., Ironwood Pharmaceuticals, Inc. and LEO Pharma A/S. Many of our customers initially deploy our solutions for a subset of their employees and grow the number of users over time. For our fiscal year ended January 31, 2014, we did not have any customers that represented more than 10% of our total revenues. For additional information regarding our customers that represented more than 10% of our total revenues in prior periods, please see note 1 of the notes to our consolidated financial statements. For a summary of our financial information by geographic location, please see note 14 of the notes to our consolidated financial statements.

Our Culture and Employees

We have built our culture around the success of our customers. We believe that life sciences enterprise customers seek a limited number of trusted technology partners to work closely with on their most strategic technology needs. We seek to build deep relationships with our customers, which in turn help us shape our product roadmap to best meet the needs and address the priorities of our customers. We believe that our cloud-based architecture and life sciences industry focus enable this virtuous cycle of product improvement. As a result, our customers have become a strategic aspect of our business development and sales process, as they refer others to our solutions.

We have carefully built our culture by recruiting, selecting and developing employees who are highly focused on delivering success for customers. This is a crucial element of our hiring and evaluation processes throughout all departments. We believe this approach produces high levels of both customer success and employee satisfaction.

We also believe we provide employees a unique opportunity to develop and sell world-class, cloud-based applications and platforms within a specific industry. Historically, software developers had to choose between developing platforms for a broad, but generic set of customers, and building industry-specific solutions with limited further applicability. Our Industry Cloud approach empowers developers to build important applications and platforms that can become the standard in our industry while enabling sales personnel to sell a growing portfolio of solutions to a focused, deep set of life sciences companies. We believe that this unique opportunity will allow us to continue to attract top talent for our product development and sales efforts.

As of January 31, 2014, we employed 725 people. We also engage temporary employees and consultants. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

Technology Infrastructure and Operations

Our solutions utilize a pod-based architecture in multiple data centers that allow for scalability, operational simplicity and security. Our solutions are hosted in data centers located in Virginia, California and Japan. We utilize third-parties to provide our data center infrastructure and manage the hardware on which our solutions operate. We utilize industry standard hardware in redundant configurations to minimize service interruptions. We also utilize multiple domain name service providers to lessen the potential for network-related disruptions.

Our technology is based on multi-tenant architectures that apply common, consistent management practices for all customers using our solutions. We enable multiple customers to share the same version of our solutions while securely partitioning their respective data. Portions of our Veeva CRM solution are built on the Salesforce Platform. Our Veeva Vault and Veeva Network solutions are built upon our proprietary platforms. We built the proprietary portions of our technology stack using recognized open source components. The technologies include the Red Hat Enterprise Linux operating system, MySQL database, Apache Solr for search and Apache Tomcat and Resin for the application server.

We continually monitor our infrastructure for any sign of failure or pending failure, and we take preemptive action to attempt to minimize or prevent downtime. Our data centers employ advanced measures to ensure physical integrity and security, including redundant power and cooling systems, fire and flood prevention mechanisms, continual security coverage, biometric readers at entry points and anonymous exteriors. We also implement various disaster recovery measures, including full replication of hardware and data in our geographically distinct data centers, such that data loss would be minimized in the event of a single data center disaster.

All users are authenticated, authorized and validated before they can access our solutions. Users must have a valid user ID and associated password to log on to our solutions. Our configurable security model allows different groups of users to have different levels of access to our solutions. Our solutions’ vulnerability is tested using internal tools prior to release, and we employ a third party to perform penetration and vulnerability tests on our solutions on a semi-annual basis.

Sales and Marketing

We sell our solutions through our direct sales organization and had sales representatives in 14 countries as of January 31, 2014. Our sales force is managed regionally by general managers in North America, Europe, Asia Pacific and LATAM who are responsible for all sales, professional services and customer success in each of their geographies. We believe this provides for an integrated view of the customer relationship as well as higher levels of local and regional focus on our customers.

Life sciences companies are typically organized by the major functions of research and development for the creation and development of new solutions, and commercial, for the sales and marketing of those solutions once they are approved for use. In large life sciences companies, research and development and commercial business lines may also have separate technology and business decision makers. Accordingly, we market and sell our solutions to align with the distinct characteristics of the research and development buyer and the commercial buyer. In our largest regions, we have distinct research and development and commercial sales teams. Each of these teams is further divided to sell to the largest global pharmaceutical companies and to smaller life sciences companies.

We believe the combination of our industry-focus and commitment to customer success provides strategic advantage and allows us to more efficiently market and sell our solutions as compared to horizontal cloud-based companies. Our awareness, demand generation and sales cultivation programs are focused and designed to be cost efficient because we target only the life sciences industry buyers. We believe that we further benefit from word-of-mouth marketing as customers endorse our solutions to their industry peers. This allows us to focus our sales and marketing efforts without the need for a larger number of sales executives.

Partnerships

We maintain relationships with providers of implementation services, software and content that provide a range of complementary solutions and services to our customers. Our partners are integral to our customer success, and we intend to continue to expand our partnerships to build additional implementation and service capacity, software integrations and content provider relationships.

Our global systems integrator partners, including Cognizant Technology Solutions UK Limited and Deloitte Consulting LLP, and life sciences specialty firms deliver implementation and support services. Collectively, our partners have more than 700 Veeva-trained resources worldwide.

Through our software partnerships, customers benefit from pre-built, fully-supported integrations with complementary data and specialty software applications such as drug sample reconciliation, electronic data capture for clinical trials and expense management.

Our content partner program includes more than 175 digital and advertising agencies that life sciences companies rely upon to create marketing and other promotional materials that may be used in connection with Veeva iRep and Vault PromoMats.

Our Relationship with salesforce.com

Our Veeva CRM solutions, including Veeva CRM, Veeva CLM and Veeva CRM Approved Email, are developed on or utilize the Salesforce Platform of salesforce.com, inc. We are salesforce.com’s preferred and recommended Salesforce Platform application provider of sales automation solutions for drug makers in the pharmaceutical and biotechnology industry, or the pharma/biotech industry. Our agreement provides that, subject to certain exceptions and specified remedies for breach, salesforce.com will not position, develop, promote, invest in or acquire applications directly competitive to the Veeva CRM solution for sales automation that directly target the pharma/biotech industry. Our agreement with salesforce.com does not restrict a salesforce.com customer’s ability (or the ability of salesforce.com on behalf of a specific salesforce.com customer) to customize or configure the Salesforce Platform. However, our agreement restricts salesforce.com from competing with us with respect to sales opportunities for sales automation solutions for the pharma/biotech industry unless such competition has been pre-approved by salesforce.com’s senior management based on certain criteria specified in the agreement. Our agreement also imposes certain limits on salesforce.com entering into arrangements similar to ours with other parties with respect to sales automation applications for the pharma/biotech industry. Our agreement allows us to provide our customers with rights to the Salesforce Platform Unlimited Edition for use as combined with the proprietary aspects of our Veeva CRM solution, and subject to salesforce.com’s standard prior review and approval processes, to build additional solutions on the Salesforce Platform.

Under our agreement, salesforce.com provides the hosting infrastructure and data center for portions of the Veeva CRM solution, as well as the system administration, configuration, reporting and other platform level functionality. In exchange, we pay salesforce.com a fee. Our current agreement with salesforce.com expires on September 1, 2025 and is renewable for five-year periods upon mutual agreement. We are obligated to meet minimum order commitments of $500 million over the term of the agreement, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. If either party elects not to renew the agreement or if the agreement is terminated by us as a result of salesforce.com’s breach, the agreement provides for a five-year wind-down period in which we would be able to continue providing the Salesforce Platform as combined with the proprietary aspects of our solutions to our existing customers but would be limited with respect to the number of additional subscriptions we could sell to our existing customers. We believe that we have a mutually beneficial strategic relationship with salesforce.com.

Quality and Compliance

Our customers use our solutions for business activities that are subject to a complex regime of global healthcare laws and regulations. In order to best serve our customers, we must ensure that the data processed by our systems are accurate and secure and that they retain the level of confidentiality and privacy commensurate with the type of information managed. To comply with IT healthcare regulations, industry-specific capabilities must be designed for and embedded in all of our solutions. These capabilities include: robust audit trail tracking, compliant electronic signature capture, data encryption and secure access controls. In addition to design requirements, our solutions must be thoroughly tested to comply with the regulations that apply to electronic record keeping systems for the life sciences industry, which include:

Regulation	Regulation Description

21 CFR 820.75	U.S. FDA device regulation on system validation

21 CFR 211.68	U.S. FDA pharma GMP regulation on system validation

21 CFR 11	U.S. FDA requirement for maintenance of electronic records

EU Annex 11	EU GMP requirement for maintenance of electronic records

21 CFR 203	Drug sample tracking as required by the Prescription Drug Marketing Act

Each version of our solutions undergoes validation testing against these and other relevant standards by an independent third party that performs IQ and OQ, develops a validation plan and executes the protocols. The results of each independent validation are then reviewed and confirmed in a summary report by our quality and compliance team. As such, we maintain a dedicated team of quality and compliance experts that manages our processes for meeting the requirements of the FDA and other global life sciences regulatory agencies. The functions of this quality and compliance team include three separate domains, each managed by a responsible area head:

•	quality systems oversees resource management, document management, computer validation and quality oversight;

•	compliance oversees audit management, supplier management and regulatory intelligence; and

•	the security office oversees information security and data privacy, security awareness training and security incident management.

Veeva has designed and implemented a Quality Management System (QMS) that is aligned with our customers’ regulatory standards for IT compliance. Our QMS is maintained in our own Veeva Vault QualityDocs application. A compliant QMS in the healthcare regulated environment entails:

•	a comprehensive set of quality policies and procedures;

•	an independent quality assurance function that oversees development and maintenance of our software;

•	audit support of our customers’ regulatory obligation to perform due diligence on their suppliers;

•	computer systems validation aligned with healthcare industry best practices as outlined in published regulatory standards;

•	a resource management program to ensure employees have the requisite demonstrable level of experience and training;

•	a risk management program to identify product realization and other business risks; and

•	an information security program to ensure IT controls conform to established standards.

With respect to data privacy, in particular, we self-certify to the EU and Swiss Safe Harbor framework on an annual basis, to ensure that our customers based in Europe have adequate assurance of our data privacy controls.

Our quality and compliance team also manages the process of customer audits, which is often a required due diligence step in customer purchase decisions. We believe our approach to quality and compliance is a reflection of our focus on customer success and is a competitive differentiator.

Research and Development

Our ability to compete depends in large part on our continuous commitment to research and development and our ability to rapidly introduce new applications, technologies, features and functionality. Our research and development organization is responsible for the design, development and testing of our solutions and applications. Based on customer feedback and needs, we focus our efforts on developing new solutions functionality, applications and core technologies and further enhancing the usability, functionality, reliability, performance and flexibility of existing solutions and applications.

Research and development expenses were $7.8 million, $14.6 million and $26.3 million for our fiscal years ended January 31, 2012, 2013 and 2014, respectively.

Competition

The overall market for life sciences software is global, rapidly evolving, highly competitive and subject to changing regulations, technology and shifting customer needs. The solutions and applications offered by our competitors vary in size, breadth and scope.

Our Veeva CRM solutions compete with offerings from large global enterprise software vendors, such as Oracle Corporation, and also compete with life sciences-specific customer relationship management providers, such as Cegedim SA and IMS Health Holding, Inc. A number of vendors of cloud-based and on-premise customer relationship management applications that address only a portion of one of our customer relationship management solutions provide additional competition.

Our Veeva Vault regulated content management and collaboration solutions compete with offerings from large global content management platform vendors such as EMC Corporation, Microsoft Corporation and OpenText Corporation. We also compete with professional services companies that provide solutions on these platforms, such as Computer Sciences Corporation, and with other life sciences specific providers. In the future, providers of horizontal cloud-based storage products may seek to compete with our regulated content management and collaboration solutions.

Our Veeva Network customer master solution competes with master data software offerings from vendors such as Informatica Corporation, and data providers such as Cegedim SA, IMS Health Holding, Inc. and many other data providers.

We also expect continued consolidation among cloud-based technology companies that could lead to significantly increased competition.

We believe the principal competitive factors in our market include the following:

•	level of customer satisfaction;

•	regulatory compliance verification and functionality;

•	domain expertise with respect to life sciences;

•	ease of deployment and use of solutions and applications;

•	breadth and depth of solution and application functionality;

•	brand awareness and reputation;

•	modern and adaptive technology platform;

•	capability for customization, configurability, integration, security, scalability and reliability of applications;

•	total cost of ownership;

•	ability to innovate and respond to customer needs rapidly;

•	size of customer base and level of user adoption; and

•	ability to integrate with legacy enterprise infrastructures and third-party applications.

We believe that we compete favorably on the basis of these factors and that the domain expertise required for developing and deploying successful solutions in the life sciences industry may hinder new entrants that are unable to invest the necessary capital to develop solutions that can address the functionality, requirements and regulatory compliance capabilities needed for the life sciences industry. Our ability to remain competitive will largely depend on our ongoing performance in the areas of solution and application development and customer support.

Intellectual Property

We rely on a combination of trade secrets, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. We have only recently begun to develop a strategy to seek patent protections for our technology. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on our intellectual property rights, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new features and functionality and frequent enhancements to our applications are essential to establishing and maintaining our technology leadership position as provider of software solutions and applications to the life sciences industry.

Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop applications with the same functionality as our application. Policing unauthorized use of our technology and intellectual property rights is difficult.

Companies in our industry often own a number of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. We currently face a lawsuit from a competitor asserting patent infringement, as described in “Risk Factors” and note 12 of the notes to our consolidated financial statements, and we may face in the future, allegations that we have infringed the patents, trademarks, copyrights, trade secrets and other intellectual property rights of other competitors or non-practicing entities. We expect that we and others in our industry will continue to be subject to third-party infringement claims as the number of competitors grows and the functionality of applications in different industry segments overlaps. Any of these third parties might make a claim of infringement against us at any time.

Corporate Information

We were incorporated in the state of Delaware in January 2007 and changed our name to Veeva Systems Inc. from Verticals onDemand, Inc. in April 2009. Our principal executive offices are located at 4637 Chabot Drive, Suite 210, Pleasanton, California 94588. Our telephone number is (925) 452-6500. Our website address is http://www.veeva.com. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K or in deciding whether to purchase shares of our Class A common stock. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investors portion of our website at http://ir.veeva.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.	RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this annual report on Form 10-K, including our consolidated financial statements and related notes, before investing in our Class A common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our Class A common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have a limited operating history, which makes it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.

We were incorporated in 2007 and introduced our first commercially available cloud-based solution, Veeva CRM, that same year. Our two other major solutions, Veeva Vault and Veeva Network, were introduced in 2011 and 2013, respectively. As a result of our limited operating history, our ability to forecast our future operating results, including revenues, cash flows and profitability, is limited and subject to a number of uncertainties. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in the technology industry, such as the risks and uncertainties described in this annual report on Form 10-K. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer.

We expect the future growth rate of our revenues to decline, and as our costs increase, we may not be able to generate sufficient revenues to sustain the level of profitability we have achieved in the past or achieve profitability in the future.

In our fiscal years ended January 31, 2013 and 2014, our revenues grew by 111% and 62%, respectively, as compared to revenues from the prior fiscal year. We expect the growth rate of our revenues to decline in future periods. At the same time, we expect our future expenses to increase as we continue to invest in our business. We expect to incur significant future expenditures related to:

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

Our investments may not result in increased revenues now or in the future. If our efforts to increase revenues and manage our expenses are not successful, or if we incur costs, damages, fines, settlements or judgments as a result of other risks and uncertainties described in this annual report on Form 10-K, our operating results and business would be harmed. As a result, we cannot assure you that we will increase or sustain our historical levels of profitability or that we will achieve profitability in the future.

Additionally, our professional services revenues fluctuate as a result of the achievement of milestones in our professional services arrangements, and the requirements, complexity and timing of our customers’ implementation projects. In recent quarterly periods, our professional services revenues have remained relatively flat or declined as compared to the prior quarterly period, and our professional services revenues may not increase on a quarterly basis in the future.

In our fiscal year ended January 31, 2014, we derived approximately 95% of our subscription services revenues from our Veeva CRM solutions, and Veeva CRM has achieved substantial penetration within the U.S.-based sales teams of pharmaceutical and biotechnology companies. If our efforts to further increase the use and adoption of our Veeva CRM solutions do not succeed, the growth rate of our revenues may decline.

In our fiscal year ended January 31, 2014, we derived approximately 95% of our subscription services revenues from our Veeva CRM solutions, including Veeva CRM, Veeva CLM, Veeva iRep and Veeva CRM Approved Email, and we have realized substantial sales penetration with Veeva CRM among the U.S.-based sales teams of large pharmaceutical and biotechnology companies in particular. A critical factor for our continued growth is our ability to sell additional user subscriptions for Veeva CRM to our existing and new customers. Any factor adversely affecting sales of this solution, including penetration of the U.S. market, could adversely affect the growth rate of our revenues, operating results and business.

If our newer solutions, including Veeva Vault, Veeva CRM Approved Email or Veeva Network, are not successfully adopted by new and existing customers, the growth rate of our revenues and operating results will be adversely affected.

Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including Veeva Vault, Veeva CRM Approved Email and Veeva Network. These solutions were recently introduced and it is uncertain whether these solutions will ever result in significant revenues or comprise a significant portion of our total revenues. It may take us significant time and we may incur significant expense to effectively market and sell these solutions, or to develop other new solutions and make enhancements to our existing solutions. If Veeva Vault, Veeva CRM Approved Email, Veeva Network or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.

We have experienced rapid growth in recent periods, and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

Since we were founded, we have experienced rapid growth and expansion of our operations. For instance, our employee headcount has increased from 437 as of January 31, 2013 to 725 employees as of January 31, 2014, and we plan on hiring additional employees in the future. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure, facilities and other resources. Our ability to manage our operations and growth will require us to continue to expand our research and development, sales and marketing, professional services and finance and administration teams, as well as our facilities and infrastructure. We will also be required to refine our operational, financial and management controls and reporting systems and procedures. Moreover, if we fail to efficiently manage this expansion, our costs and expenses may increase more than we plan and we may fail to expand our customer base, enhance our existing solutions, develop new solutions, satisfy the requirements of our existing customers, respond to competitive challenges or otherwise execute our business plan. If we are unable to manage our growth, our operating and financial results likely would be harmed.

If our security measures are breached or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce the use of or stop using our solutions and we may incur significant liabilities.

Our solutions involve the storage and transmission of our customers’ proprietary information, including personal or identifying information regarding their employees and the medical professionals whom their sales personnel contact, sensitive proprietary data related to the regulatory submission process for new medical treatments, and other sensitive information. As a result, unauthorized access or security breaches as a result of third-party action, employee error, malfeasance or otherwise could result in the loss of information, litigation, indemnity obligations, damage to our reputation and other liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could adversely affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our operating results. Our insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. A security breach of another significant provider of cloud-based solutions may also negatively impact the demand for our solutions.

Our subscription agreements with our customers are generally for a term of one year. If our existing customers do not renew their subscriptions annually, or buy additional solutions and user subscriptions from us, or renew at lower fee levels, our business and operating results will suffer.

Our subscription agreements with our customers are generally for a term of one year. We expect to continue to derive a significant portion of our revenues from renewal of existing subscription agreements. As a result, maintaining the renewal rate of our subscriptions and selling additional solutions and user subscriptions is critical to our future operating results. Factors that may affect the renewal rate for our solutions and our ability to sell additional solutions and user subscriptions include:

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

In our fiscal years ended January 31, 2012, 2013 and 2014, our top 10 customers accounted for 61%, 54% and 56% of our total revenues, respectively. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers. The loss of any of our key customers, or a failure of some of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenues, reputation and our ability to obtain new customers. In addition, acquisitions of our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.

Our agreement with salesforce.com imposes significant financial commitments on us which we may not be able to meet and which could negatively impact our financial results in the future.

Key and substantial portions of our Veeva CRM solutions, including Veeva CRM, Veeva CLM and Veeva CRM Approved Email, are developed on or utilize the Salesforce Platform of salesforce.com, inc. Under our agreement, salesforce.com provides the hosting infrastructure and data center for portions of the Veeva CRM solution, as well as the system administration, configuration, reporting and other platform level functionality. In exchange, we pay salesforce.com a fee. Our agreement with salesforce.com requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. If we are not able to meet the minimum order commitments, the required true-up payments will negatively impact our margins, cash flows, cash balance and financial condition, and our stock price may decline.

All of our revenues are generated by sales to life sciences industry customers, and factors that adversely affect this industry could also adversely affect us.

All of our sales are to customers in the life sciences industry, in particular the pharmaceutical and biotechnology industries. Demand for our solutions could be affected by factors that adversely affect the life sciences industry. The life sciences industry is highly regulated and competitive, has been adversely affected by the recent economic downturn and has experienced periods of considerable consolidation. Changes in regulations could require us to expend significant resources in order to ensure that our solutions continue to meet the needs our customers. In addition, competition, consolidation, expiration of key patents and other general economic and industry specific factors could lead to a significant reduction in pharmaceutical sales representatives and other personnel that use our solutions. For these reasons and others, selling to life sciences companies can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Accordingly, our operating results and our ability to efficiently provide our solutions to life sciences companies and to grow or maintain our customer base could be adversely affected as a result of factors that affect the life sciences industry generally.

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

The forecasts of market growth we have provided publicly, including in this annual report on Form 10-K, may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts we have provided publicly, including in this annual report on Form 10-K, relating to the expected growth in the global life sciences industry, cloud computing markets and technology market may prove to be inaccurate. Even if these markets experience the forecasted growth we have provided publicly, including in this annual report on Form 10-K, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in executing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth we have provided publicly, including in this annual report on Form 10-K, should not be taken as indicative of our future growth.

The markets in which we participate are highly competitive, and if we do not compete effectively, our business and operating results could be adversely affected.

The markets for our solutions are highly competitive. Our Veeva CRM solutions compete with offerings from large global enterprise software vendors, such as Oracle Corporation, and also compete with life sciences-specific customer relationship management providers, such as Cegedim SA and IMS Health Holding, Inc. We also compete with a number of vendors of cloud-based and on-premise customer relationship management applications that address only a portion of one of our customer relationship management solutions. Our Veeva Vault regulated content management and collaboration solutions compete with offerings from large global content management platform vendors such as EMC Corporation, Microsoft Corporation and OpenText Corporation. We also compete with professional services companies that provide solutions on these platforms, such as Computer Sciences Corporation, and with other life sciences specific providers. In the future, providers of horizontal cloud-based storage products may seek to compete with our regulated content management and collaboration solutions. Our Veeva Network customer master solution competes with master data software offerings from vendors such as Informatica Corporation, and data providers such as Cegedim SA, IMS Health

Holding, Inc. and many other data providers. We may also face competition from custom-built software developed by third-party vendors or developed in-house by our potential customers, or from applications built by our customers or by third parties on behalf of our customers using commercially available software platforms that are provided by third parties. We may also face competition from companies that provide cloud-based solutions in different target or horizontal markets that may develop applications or work with companies that operate in our target markets. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.

In some cases, our competitors are well-established providers of competitive solutions, which have long-standing relationships with many of our current and potential customers, including large pharmaceutical and emerging biopharmaceutical companies. Oracle and EMC, for example, each have larger and greater name recognition, a much longer operating history, larger marketing budgets and significantly greater resources than we do.

Many of our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than us. Such competitors may be able to initiate or withstand substantial price competition, and may offer solutions competitive to certain of our solutions on a standalone basis at a lower price or bundled as part of a larger product sale. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and distribution agreements with consultants, system integrators and resellers that we do not have. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. In addition, in order to take advantage of customer demand for cloud-based solutions, such competitors may expand their cloud-based solutions through acquisitions and organic development, or may seek to partner with other leading cloud providers.

If our competitors’ products, services or technologies become more accepted than our solutions, if they are successful in bringing their products or services to market earlier than ours, if their products or services are more technologically capable than ours, or if customers replace our solutions with custom-built software, then our revenues could be adversely affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.

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

The market for cloud-based solutions is not as mature as the market for on-premise enterprise software in the life sciences industry, and it is uncertain whether cloud-based solutions will achieve and sustain high levels of customer demand and market acceptance in the life sciences industry. Our success will depend to a substantial extent on the widespread adoption of cloud-based solutions in the life sciences industry, and of Veeva CRM, Veeva Vault and Veeva Network in particular. Many enterprises, and in particular in the life sciences industry, have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to cloud-based solutions. It is difficult to predict customer adoption rates and demand for our solutions, the future growth rate and size of the cloud computing market or the entry of competitive solutions. The expansion of cloud-based solutions, particularly in the life sciences industry, depends on a number of factors, including the cost, performance and perceived value associated with cloud-based solutions, as well as the ability of providers of cloud-based solutions to address security, privacy and unique regulatory requirements or concerns. If we or other cloud-based solution providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based solutions in the life sciences industry, including our solutions, may be adversely affected. If cloud-based solutions do not achieve widespread adoption in the life sciences industry, or there is a reduction in demand for cloud-based solutions caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, our revenues could decrease and our business could be adversely affected.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable investment of time and expense. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.

Our sales process entails planning discussions with prospective customers, analyzing their existing solutions and identifying how these potential customers can use and benefit from our solutions. The sales cycle for a new customer, from the time of prospect qualification to the completion of the first sale, may span over twelve months. In particular, we have limited history selling to the research and development departments of life sciences companies, yet many of our newer solutions, including certain Veeva Vault solutions, were developed to target the research and development function. As a result, our sales cycle for these solutions may be lengthy and difficult to predict. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will result in the sale of our solutions. In addition, our sales cycle can vary substantially from customer to customer because of various factors, including the discretionary nature of potential customers’ purchasing and budget decisions, the announcement or planned introduction of new solutions by us or our competitors and the purchasing approval processes of potential customers. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.

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

Because key and substantial portions of our Veeva CRM solutions are built on salesforce.com’s Salesforce Platform, we are dependent upon our agreement with salesforce.com to provide our Veeva CRM solutions to our customers.

Key and substantial portions of our Veeva CRM solutions, including Veeva CRM, Veeva CLM and Veeva CRM Approved Email, are developed on or utilize the Salesforce Platform of salesforce.com, inc., and we rely on our agreement with salesforce.com to continue to use the Salesforce Platform as combined with the proprietary aspects of our Veeva CRM solutions.

Our agreement with salesforce.com expires on September 1, 2025. However, salesforce.com has the right to terminate the agreement in certain circumstances, including in the event of a material breach of the agreement by us, or that salesforce.com is subjected to third-party intellectual property infringement claims based on our solutions (except to the extent based on the Salesforce Platform) or our trademarks and we do not remedy such infringement in accordance with the agreement. Also, if we are acquired by specified companies, salesforce.com may terminate the agreement upon notice of not less than 12 months. If salesforce.com terminates our agreement under these circumstances, our customers will be unable to access our Veeva CRM solutions. A termination of the agreement would cause us to incur significant time and expense to acquire rights to, or develop, a replacement customer relationship management platform and we may not be successful in these efforts. Even if we were to successfully acquire or develop a replacement customer relationship management platform, some customers may decide not to adopt the replacement platform and may decide to use a different customer relationship management solution. If we were unsuccessful in acquiring or developing a replacement customer relationship management platform or acquired or developed a replacement customer relationship management platform that our customers do not adopt, our business, operating results and brand may be adversely affected.

Also, if either party elects not to renew the agreement at the end of its September 1, 2025 term or if the agreement is terminated by us as a result of salesforce.com’s breach, the agreement provides for a five-year wind-down period in which we would be able to continue providing the Salesforce Platform as combined with the proprietary aspects of our solutions to our existing customers but would be limited with respect to the number of additional subscriptions we could sell to our existing customers. After the wind-down period, we would no longer be able to use the Salesforce Platform

Our agreement with salesforce.com provides that we can use the Salesforce Platform as combined with our proprietary Veeva CRM application to sell sales automation solutions only to drug makers in the pharmaceutical and biotechnology industries, which does not include the medical devices industry or products for non-drug departments of pharmaceutical and biotechnology companies. Sales of the Salesforce Platform in combination with our Veeva CRM application to additional industries would require the review and approval of salesforce.com. Our inability to freely sell our Veeva CRM solution outside of drug makers in the pharmaceutical and biotechnology industries may adversely impact our growth.

While our agreement with salesforce.com, subject to certain exceptions, provides that salesforce.com will not position, develop, promote, invest in or acquire applications directly competitive to the Veeva CRM solution for sales automation that directly target drug makers in the pharmaceutical and biotechnology industry, or the pharma/biotech industry, our remedy for a breach of this commitment by salesforce.com would be to terminate the agreement, or continue the agreement but be released from our minimum order commitments from the date of salesforce.com’s breach forward. While our agreement with salesforce.com also restricts salesforce.com from competing with us with respect to sales opportunities for sales automation solutions for the pharma/biotech industry unless such competition has been pre-approved by salesforce.com’s senior management based on certain criteria specified in the agreement, and imposes certain limits on salesforce.com from entering into arrangements similar to ours with other parties with respect to sales automation applications for the pharma/biotech industry, it does not restrict a salesforce.com customer’s ability (or the ability of salesforce.com on behalf of a specific salesforce.com customer) to customize or configure the Salesforce Platform. Some current or potential customers of ours may choose to build custom solutions using the Salesforce Platform rather than buying our solutions.

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

In our fiscal year ended January 31, 2014, sales to customers outside North America accounted for approximately 41% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

Our international agreements often provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. An increasing portion of our international agreements provided for payment denominated in local currencies for our fiscal year ended January 31, 2014 as compared to our fiscal year ended January 31, 2013, and we anticipate that, over time, an increasing portion of our international agreements may provide for payment denominated in local currencies. As we continue to expand our operations in countries outside the United States, an increasing proportion of our expenditures in the future may be denominated in foreign currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and internet-related services and senior sales executives. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

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

In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to successfully integrate the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

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

Our business depends on the overall demand for enterprise software, cloud computing technologies and on the economic health of our existing and prospective customers. In addition, the purchase of our solutions is often discretionary and may involve a significant commitment of capital and other resources. The financial weakness in recent years resulted in a significant deterioration of the economy in the United States and Europe and of the global economy, more limited availability of credit, a reduction in business confidence and activity and other difficulties that may affect the life sciences industry. In addition, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the Eurozone. We have existing and prospective customers in Europe. If economic conditions in Europe and other key markets for our solutions continue to remain uncertain or deteriorate further, particularly with respect to the life sciences industry, many of our customers may delay or reduce their IT spending. This could result in reductions in sales of our solutions, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. In addition, there has been pressure to reduce government spending in the United States, and the possibility of fiscal and budgetary uncertainty in the United States continues into 2014. Any of these events could have an adverse effect on our business, operating results and financial position. In addition, there can be no assurance that enterprise software spending levels will increase following any recovery.

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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Negative publicity related to a decision by us to initiate such enforcement actions against a customer or former customer, regardless of its accuracy, may adversely impact our other customer relationships or prospective customer relationships, harm our brand and business and could cause the market price of our Class A common stock to decline. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and our business.

We may be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, on August 6, 2013, Prolifiq Software, Inc. (Prolifiq) filed a patent infringement lawsuit against us in the U.S. District Court for the Northern District of California, and on September 10, 2013, and October 10, 2013, Prolifiq amended its complaint. The amended complaint alleges that our manufacture, use, offer for sale and sale of Veeva CRM Approved Email infringes U.S. Patent Nos. 7,634,556, 7,707,317, 8,296,378, 7,966,374 and 8,171,077 held by Prolifiq. The amended complaint seeks unspecified monetary damages, costs and injunctive relief against us. On October 24, 2013, we answered Prolifiq’s amended complaint. On January 31, 2014, claims related to U.S. Patent Nos. 7,707,317, 7,966,374 and 8,171,077 were dismissed without prejudice pursuant to a stipulation of dismissal. We intend to vigorously defend this lawsuit but we cannot be certain of the outcome. In the future, others may claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

Our estimate of the market size for our solutions we have provided publicly, including in this annual report on Form 10-K, may prove to be inaccurate, and even if the market size is accurate, we cannot assure you our business will serve a significant portion of the market.

Our estimate of the market size for our solutions we have provided publicly, including in this annual report on Form 10-K, is subject to significant uncertainty and is based on assumptions and estimates, including our internal analysis and industry experience, which may not prove to be accurate. Our ability to serve a significant portion of this estimated market is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, even if our estimate of the market size is accurate, we cannot assure you that our business will serve a significant portion of this estimated market for our solutions.

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

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year, (ii) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) October 15, 2018.

If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be adversely affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our second annual report on Form 10-K following our initial public offering (IPO), which will be for our fiscal year ending January 31, 2015, provide a management report on internal controls over financial reporting. The Sarbanes-Oxley Act also requires that our management report on internal controls over financial reporting be attested to by our independent registered public accounting firm, to the extent we are no longer an “emerging growth company,” as defined by the Jumpstart Our Businesses Act of 2012 (JOBS Act). We do not expect to have our independent registered public accounting firm attest to our management report on internal controls over financial reporting for so long as we are an emerging growth company.

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

We have incurred and will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and has made some activities more time consuming and costly. Our management and other personnel have little experience managing a public company and preparing public filings. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our management and other personnel may need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. Although we have hired additional employees to comply with these requirements, we may need to hire more accounting, legal and financial staff in the future with appropriate public company experience and technical accounting knowledge to meet these requirements. We cannot accurately predict or estimate the amount or timing of additional costs we may incur as a result of becoming a public company. Further, if our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

We report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. These jurisdictions include Australia, China, England, France, Germany, Hungary, Italy, Japan, Singapore and Spain. The international nature and organization of our business activities are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

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

The trading price of our Class A common stock has been and will likely continue to be volatile for the foreseeable future. Since shares of our Class A common stock were sold in our IPO in October 2013 at a price of $20.00 per share, our stock price has ranged from $28.71 to $49.00 through January 31, 2014. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our Class A common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, such as those in this “Risk Factors” section and others including:

•	fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to revenues ratio or price to earnings ratio;

•	overall performance of the equity markets;

•	variations in our operating results, including revenues, earnings per share, cash flows from operating activities and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;

•	forward-looking statements related to our projections of future operating results, changes in our projections of our future operating results or our failure to meet these projections;

•	the net increases in the number of customers, either independently or as compared with published expectations of industry, financial or other analysts that cover us;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our Class A common stock;

•	announcements of technological innovations, new solutions or enhancements to services, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions or rumors of such transactions involving us or our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	disruptions in our solutions due to computer hardware, software or network problems, security breaches or other man-made or natural disasters;

•	the economy as a whole, market conditions in our industry and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding Class A common stock;

•	the operating performance and market value of other similar companies;

•	changes in legislation relating to our existing or future solutions;

•	litigation or other claims against us;

•	the size of our market float; and

•	any other factors discussed herein.

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

The dual class structure of our common stock has the effect of concentrating voting control with our executive officers (including our Chief Executive Officer) and directors and their affiliates; this will limit or preclude the ability of our investors to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2014, stockholders who held shares of Class B common stock, including our executive officers and directors and their affiliates, together held approximately 98.6% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock, assuming no material sales of such shares, and will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

In the future, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. We expect to issue securities to employees and directors pursuant to our equity incentive plans. If we sell common stock, convertible securities or other equity securities in subsequent transactions, or common stock is issued pursuant to equity incentive plans, our investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock, including our Class A common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that they might occur, could cause the price of our Class A common stock to decline.

We have a small public float relative to the total number of shares of our Class A and Class B common stock that are issued and outstanding and a substantial majority of our issued and outstanding shares are currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers. Upon the expiration of the underwriters’ lock-up agreements from our IPO, which will occur on April 14, 2014, approximately 110 million shares would be eligible for sale, subject in some cases to volume and other restrictions of Rule 144 under the Securities Act of 1933, as amended.

We have registered all of the shares of Class A common stock that we may issue (or that are issuable upon conversion of shares of Class B common stock upon the exercise of options) under our employee equity incentive plans. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements and subject to existing lock-up agreements. Furthermore, based on the total number of outstanding shares of our common stock as of January 31, 2014, holders of up to approximately 81.4 million shares of Class B common stock, or 65% of our common stock, have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for the company or other stockholders.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, whether due to the expiration or release of lock-up restrictions or otherwise, could cause the market price of our Class A common stock to decline or make it more difficult for you to sell your common stock at a time and price that you deem appropriate and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, or the perception that our shares may be available for sale, will have on the prevailing market price of our Class A common stock.

If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us or additional industry analysts do not initiate coverage of us, the trading price for our Class A common stock may be adversely affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

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

Our restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our Class A common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide for a dual class common stock structure, which gives our Chief Executive Officer, directors, executive officers, greater than 5% stockholders and their respective affiliates the ability to control the outcome of all matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A and Class B common stock;

•	permit the board of directors to establish the number of directors;

•	provide that directors may only be removed “for cause” and only with the approval of 66 2⁄3% of our stockholders;

•	require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on merger, business combinations and other transactions between us and holders of 15% or more of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters, which includes our operations and research and development facilities, is located in Pleasanton, California. We operate under five leases in the same building in Pleasanton consisting of approximately 17,300, 7,900, 3,600, 3,000 and 1,400 square feet of space, respectively. These leases expire on January 31, 2019, January 31, 2017, January 31, 2015, January 31, 2016 and one lease is on a month-to-month basis, respectively.

We also lease offices in San Francisco, California; Hilliard, Ohio; Fort Washington, Pennsylvania; Radnor, Pennsylvania; Australia; Canada; China; England; France; Hungary; Japan and Spain. We expect to expand our facilities capacity, including at our corporate headquarters and in certain field locations during our fiscal year ended January 31, 2015. We may further expand our facilities capacity after January 31, 2015 as our employee base grows. We believe that we will be able to obtain additional space on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

On August 6, 2013, Prolifiq Software, Inc. (Prolifiq) filed a patent infringement lawsuit against us in the U.S. District Court for the Northern District of California. On September 10, 2013, Prolifiq amended its complaint, which amended complaint we answered on October 1, 2013. On October 10, 2013, Prolifiq amended its complaint again. The amended complaint alleges that our manufacture, use, offer for sale and sale of Veeva CRM Approved Email infringes U.S. Patent Nos. 7,634,556, 7,707,317, 8,296,378, 7,966,374 and 8,171,077 held by Prolifiq. The amended complaint seeks unspecified monetary damages, costs and injunctive relief against us. On October 24, 2013, we answered Prolifiq’s amended complaint. On January 31, 2014, claims related to U.S. Patent Nos. 7,707,317, 7,966,374 and 8,171,077 were dismissed without prejudice pursuant to a stipulation of dismissal. Based on the early stage of the remaining claims and evaluation of the facts available at this time, the ultimate resolution of this matter and the associated financial impact, if any, remains uncertain. Even if the result of this litigation is adverse to us, the amount or range of possible losses to which we are exposed cannot be reasonably estimated at this time. While Veeva CRM Approved Email revenues have represented a very minor portion of our total revenues, intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on our results of operations or cash flows.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Class A Common Stock

Our Class A common stock has been listed on the New York Stock Exchange under the symbol “VEEV” since October 16, 2013, the date of our initial public offering (IPO). Prior to that date, there was no public trading market for our Class A common stock.

The following table sets forth for the indicated periods the high and low closing sales prices of our Class A common stock as reported by the New York Stock Exchange.

	High	Low
Fiscal year ended January 31, 2014
Third quarter (from October 16, 2013)	$46.24	$37.16
Fourth quarter	42.13	31.00

There is no public trading market for our Class B common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Stockholders

As of January 31, 2014, we had 2 holders of record of our Class A common stock and 152 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Use of Proceeds from Public Offering of Common Stock

On October 21, 2013, we closed our IPO of 15,001,750 shares of Class A common stock, in which we sold 11,646,750 shares (inclusive of 1,956,750 shares issued upon the full exercise of the over-allotment option granted to the underwriters) at a public offering price of $20.00 per share. The aggregate offering price for shares sold in the offering was approximately $233 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended (Securities Act), pursuant to a registration statement on Form S-1 (File No. 333-191085), which was declared effective by the SEC on October 15, 2013.

The remainder of the information required by this item regarding the use of our IPO proceeds has been omitted pursuant to SEC rules because such information has not changed since our last periodic report was filed.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on October 16, 2013, which was our initial trading day, in the Class A common stock of Veeva Systems Inc., the S&P 500 Index and the S&P 1500 Application Software Index, and assumes the reinvestment of any dividends. Our offering price of our Class A common stock in our IPO, which had a closing stock price of $37.16 on October 16, 2013, was $20.00 per share. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	10/16/13	10/31/13	11/30/13	12/31/13	1/31/14
Veeva Systems Inc.	100.00	104.71	108.96	86.38	85.55
S&P 500	100.00	104.60	107.78	110.51	106.69
S&P 1500 Application Software Index	100.00	100.31	103.40	108.35	107.88

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of income data for our fiscal years ended January 31, 2014, 2013 and 2012, and the selected consolidated balance sheet data as of January 31, 2014 and 2013 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of income data for fiscal 2011 and 2010 and the consolidated balance sheet data as of January 31, 2012, 2011 and 2010 are derived from audited consolidated financial statements which, are not included in this Form 10-K.

	Fiscal Year Ended January 31,
	2014		2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues:
Subscription services	$146,621		$73,280	$32,613	$19,573	$6,838
Professional services and other	63,530		56,268	28,649	9,556	6,391

Total revenues	210,151		129,548	61,262	29,129	13,229

Cost of revenues(1):
Cost of subscription services	36,199		18,852	8,768	5,236	1,891
Cost of professional services and other	46,403		38,164	20,288	7,081	4,139

Total cost of revenues	82,602		57,016	29,056	12,317	6,030

Gross profit	127,549		72,532	32,206	16,812	7,199

Operating expenses(1):
Research and development	26,327		14,638	7,750	3,637	1,771
Sales and marketing	41,507		19,490	12,279	5,571	3,844
General and administrative	20,411		8,371	5,539	2,513	702

Total operating expenses	88,245		42,499	25,568	11,721	6,317

Operating income	39,304		30,033	6,638	5,091	882
Other income (expense), net	(804)		(940)	15	173	94

Income before income taxes	38,500		29,093	6,653	5,264	976
Provision for income taxes	14,885		10,310	2,423	1,355	60

Net income	$23,615		$18,783	$4,230	$3,909	$916

Net income attributable to Class A and Class B common stockholders, basic and diluted	$10,405		$3,480	$599	$428	$41

Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.20	(2)	$0.17	$0.03	$0.03	$0.00

Diluted	$0.15	(2)	$0.11	$0.02	$0.02	$0.00

Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	51,725		20,887	17,655	13,156	11,297

Diluted	68,024	(2)	30,599	24,776	20,154	17,255

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$118		$3	$1	$—	$—
Cost of professional services and other	902		120	63	9	6
Research and development	1,700		238	106	30	13
Sales and marketing	1,788		140	99	43	8
General and administrative	2,442		214	165	87	11

Total stock-based compensation	$6,950		$715	$434	$169	$38

(2)	Subsequent to the filing of our current report on Form 8-K on March 4, 2014, which included our press release containing our unaudited financial statements for the fiscal year ended January 31, 2014, we made changes related to the computation of earnings per share which resulted in immaterial adjustments to our fiscal 2014 financial statements. These changes had the effect of decreasing basic net income per share attributable to Class A and Class B common stockholders by $0.04, decreasing diluted net income per share attributable to Class A and Class B common stockholders by $0.03, and decreasing diluted weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders by 61.2 million shares. These adjustments impacted the computation of earnings per share only for the fiscal year ended January 31, 2014, and are not material to the financial statements for the fiscal year ended January 31, 2014 or any quarterly period therein.

	As of January 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$262,507	$31,890	$16,880	$13,778	$8,645
Short-term investments	25,625	14,276	—	—	—
Working capital	267,115	32,601	13,456	9,104	4,762
Deferred revenue	67,380	38,785	17,925	10,414	5,011
Total assets	370,308	89,820	41,414	23,542	11,541
Convertible preferred stock	—	6,933	6,933	6,933	6,933
Additional paid-in capital	231,534	2,101	1,026	326	78
Total stockholders’ equity	280,096	33,966	14,103	9,173	5,016

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this annual report on Form 10-K, including those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

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

We were founded in 2007 and entered into our first commercial agreement that same year. Our initial commercially available solution was Veeva CRM, our customer relationship management solution for life sciences. Since our founding, we have introduced new modules and applications that are complementary to Veeva CRM such as Veeva CLM and Veeva CRM Approved Email. In 2011, we introduced our first Veeva Vault application to manage marketing promotional materials, and in 2012 we expanded our Veeva Vault solutions to include applications addressing the processes and content associated with new drug approval submissions, clinical trial documentation, manufacturing and quality documentation and medical communications content. In October 2013, we introduced Veeva Network, a solution that combines healthcare professional, healthcare organization, and other supplemental data with cloud-based customer master software, and data stewardship services. We recently announced Veeva CRM Engage, which we expect to be generally available in April 2014, an application that will enable life sciences organizations to present interactive content to healthcare professionals over the internet and on connected mobile devices.

To the extent that our more recently introduced solutions, such as Veeva Vault, Veeva CRM Approved Email and Veeva Network, do not achieve significant market acceptance, our business and results of operations may be adversely affected. In particular, our Veeva Vault solutions are offered to segments of the life sciences industry to which we have not previously marketed, including the research and development organizations of life sciences companies as well as emerging biotechnology companies, and we must be successful in marketing to these and other potential new segments. We intend to increase the adoption of our regulated content management and collaboration solutions by increasing the size of our sales force, enabling us to market our Veeva Vault solutions to an expanded set of customers in research and development departments of life sciences companies. However, the timing and effectiveness of any increase in our sales organization is difficult to predict.

Our solutions are accessed through an internet connection and a web browser, or using our proprietary applications for mobile devices, such as the iPad. We market our solutions and services primarily through our global direct sales force. We currently operate in three principal regions: North America, Europe and Asia Pacific and are expanding our sales and services coverage for the Latin America region. The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction. However, we measure our revenues by geographic area on the basis of the estimated location of the end users for subscription services revenues and the estimated location of the users for which the services were performed for professional services revenues.

We have invested in our professional services organization in order to promote customer success and effective deployments. This component of our revenues can be variable period to period depending on a number of factors, including the achievement of milestones in our professional services arrangements, and the requirements, complexity and timing of our customers’ implementation projects. Historically, professional services revenues have represented a material portion of our total revenues. For example, professional services and other revenues were 30% of total revenues in the fiscal year ended January 31, 2014. However, professional services revenues, as a stand-alone measure, are not a focus for our revenue growth, and we expect the proportion of our total revenues from professional services to decrease over time.

For our fiscal years ended January 31, 2014, 2013 and 2012, our total revenues were $210.2 million, $129.5 million and $61.3 million, respectively, representing year-over-year growth in total revenues of 62% and 111% for our two most recent fiscal years. For our fiscal years ended January 31, 2014, 2013 and 2012, our subscription services revenues were $146.6 million, $73.3 million and $32.6 million, respectively, representing year-over-year growth in subscription services revenues of 100% and 125% for our two most recent fiscal years. We generated net income of $23.6 million, $18.8 million and $4.2 million for our fiscal years ended January 31, 2014, 2013 and 2012, respectively.

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

Adoption of Our Solutions by Existing and New Customers. Most of our customers initially deploy our solutions to a limited number of users within a division or geography and may only initially deploy a limited set of our available solutions. Our future growth is dependent upon our existing customers’ continued success with and renewals of subscriptions to our solutions, deployment of our solutions to additional users around the world, and the purchase of subscriptions to additional solutions. Our growth is also dependent on the adoption of our solutions by new customers. In particular, our Veeva Vault solutions are offered to segments of the life sciences industry to which we have not previously marketed, including the research and development organizations of life sciences companies as well as emerging biotechnology companies, and we must be successful in marketing to these and other potential new segments.

Subscription Services Revenue Retention Rate. A key factor to our success is the renewal and expansion of our existing subscription agreements with our customers. We calculate our annual subscription services revenue retention rate for a particular fiscal year by dividing (i) annualized subscription revenue as of the last day of that fiscal year from those customers that were also customers as of the last day of the prior fiscal year by (ii) the annualized subscription revenue from all customers as of the last day of the prior fiscal year. Annualized subscription revenue is calculated by multiplying the daily subscription revenue recognized on the last day of the fiscal year by 365. This calculation includes the impact on our revenues from customer non-renewals, deployments of additional users or decreases in users, deployments of additional solutions or discontinued use of solutions by our customers, and price changes for our solutions. Historically, the impact of price changes on our subscription services revenue retention rate has been minimal. For our fiscal years ended January 31, 2014, 2013 and 2012, our subscription services revenue retention rate was 166%, 187% and 159%, respectively.

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

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our Industry Cloud solutions. Professional services revenues consist primarily of fees from implementation services, configuration, training and managed services. For our fiscal year ended January 31, 2014, subscription services revenues constituted 70% of total revenues and professional services and other revenues constituted 30% of total revenues. In our fiscal year ended January 31, 2014, we derived approximately 95% of our subscription services revenues from our Veeva CRM solutions, including Veeva CRM, Veeva CLM, Veeva iRep and Veeva CRM Approved Email.

We enter into master subscription agreements with our customers and count each distinct master subscription agreement that has not terminated or expired as a distinct customer for purposes of determining our total number of current customers. We generally enter into a single master subscription agreement with each customer, although in some instances, affiliated legal entities within the same corporate family may enter into a separate master subscription agreement. Divisions, subsidiaries and operating units of our customers often place distinct orders for our subscription services under the same master subscription agreement, and we do not count such distinct orders as new customers for purposes of determining our total customer count. With respect to the legacy customers of Advantage Management Solutions, Inc. (AdvantageMS), which we acquired on June 20, 2013, and data services customers that have not purchased one of our software solutions, we count each agreement with an entity that was not previously a Veeva customer and that has a known and recurring payment obligation as a distinct customer for purposes of determining our total number of current customers.

New subscription orders typically have a one-year term and automatically renew unless notice of cancellation is provided in advance. If a customer adds users or solutions to an existing order, such additional orders will be coterminous with the initial order, and as a result, orders for additional users or solutions will commonly have a term of less than one year. Subscription orders are generally billed beginning at the subscription commencement date in annual or quarterly increments. Because the term of orders for additional users or solutions is commonly less than one year and payment terms may be quarterly, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenues for any given period of time.

Subscription services revenues are recognized ratably over the order term beginning when the solution has been provisioned to the customer. Our subscription services agreements are generally non-cancelable during the term, although customers typically have the right to terminate their agreements for cause in the event of material breach. Subscription services revenues are affected primarily by the number of customers, the number of users (or other subscription usage metric) at each customer that uses our solutions and the number of solutions subscribed to by each customer.

Our professional services engagements are primarily billed on a time and materials basis and revenues are typically recognized as the services are rendered. Professional services revenues are affected primarily by our customers’ demands for implementation services, configuration, training and managed services in connection with our solutions.

Cost of Revenues

Cost of subscription services revenues primarily consists of fees paid to salesforce.com, inc. for our use of the Salesforce Platform and the associated hosting infrastructure and data center operations that are provided by salesforce.com, other third-party expenses related to data center capacity, personnel related costs associated with hosting our subscription services and providing support, operating lease expense associated with computer equipment and software and allocated overhead, amortization expense associated with capitalized internal-use software related to our subscription services and amortization expense associated with purchased intangibles related to our subscription services. Cost of subscription services revenues for some of our Veeva Vault and Veeva Network solutions do not include fees to salesforce.com because the Salesforce Platform is not used in those solutions. We intend to continue to invest additional resources in our subscription services to broaden our offerings and increase our delivery capacity. For example, we may open additional data centers, expand our current data centers in the future and continue to make investments in the availability and security of our solutions. The timing of when we incur these additional expenses will affect our cost of revenues in absolute dollars in the affected periods.

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

Operating Expenses

We accumulate certain costs such as office rent, utilities, facilities personnel and other facilities costs and allocate them across the various departments based on headcount. We refer to these costs as “allocated overhead.”

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

General and Administrative. General and administrative expenses consist of employee-related expenses for our executive, finance and accounting, legal, human resources, management information systems personnel and other administrative employees. In addition, general and administrative expenses include legal costs, professional fees, other corporate expenses and allocated overhead.

Other Income (Expense), Net

Other income (expense), net consists primarily of transaction gains or losses on foreign currency, net of interest income and amortization of investments.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. See note 9 of the notes to our consolidated financial statements.

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Fiscal Year Ended January 31,
	2014	2013	2012
	(in thousands)
Consolidated Statements of Income Data:
Revenues:
Subscription services	$146,621	$73,280	$32,613
Professional services and other	63,530	56,268	28,649

Total revenues	210,151	129,548	61,262

Cost of revenues(1):
Cost of subscription services	36,199	18,852	8,768
Cost of professional services and other	46,403	38,164	20,288

Total cost of revenues	82,602	57,016	29,056

Gross profit	127,549	72,532	32,206

Operating expenses(1):
Research and development	26,327	14,638	7,750
Sales and marketing	41,507	19,490	12,279
General and administrative	20,411	8,371	5,539

Total operating expenses	88,245	42,499	25,568

Operating income	39,304	30,033	6,638
Other income (expense), net	(804)	(940)	15

Income before income taxes	38,500	29,093	6,653
Provision for income taxes	14,885	10,310	2,423

Net income	$23,615	$18,783	$4,230

(1) Includes stock-based compensation as follows:

	Fiscal Year Ended January 31,
	2014	2013	2012
	(in thousands)
Cost of revenues:
Cost of subscription services	$118	$3	$1
Cost of professional services and other	902	120	63
Research and development	1,700	238	106
Sales and marketing	1,788	140	99
General and administrative	2,442	214	165

Total stock-based compensation	$6,950	$715	$434

	Fiscal Year Ended January 31,
	2014	2013	2012
	(as a percentage of total revenues)
Consolidated Statements of Income Data:
Revenues:
Subscription services	69.8%	56.6%	53.2%
Professional services and other	30.2	43.4	46.8

Total revenues	100.0	100.0	100.0

Cost of revenues:
Cost of subscription services	17.2	14.5	14.3
Cost of professional services and other	22.1	29.5	33.1

Total cost of revenues	39.3	44.0	47.4

Gross profit	60.7	56.0	52.6

Operating expenses:
Research and development	12.5	11.3	12.7
Sales and marketing	19.8	15.0	20.0
General and administrative	9.7	6.5	9.0

Total operating expenses	42.0	32.8	41.7

Operating income	18.7	23.2	10.9
Other income (expense), net	(0.4)	(0.7)	—

Income before income taxes	18.3	22.5	10.9
Provision for income taxes	7.1	8.0	4.0

Net income	11.2%	14.5%	6.9%

Revenues

	Fiscal Year Ended January 31,
	2014	2013	2012	2013 to 2014 % Change	2012 to 2013 % Change
	(dollars in thousands)
Revenues:
Subscription services	$146,621	$73,280	$32,613	100%	125%
Professional services and other	63,530	56,268	28,649	13	96

Total revenues	$210,151	$129,548	$61,262	62	111

Percentage of revenues:
Subscription services	70%	57%	53%
Professional services and other	30	43	47

Total revenues	100%	100%	100%

Fiscal 2014 compared to Fiscal 2013. Total revenues increased $80.6 million, of which $73.3 million was from subscription services revenues. Twenty-seven percent of the increase in subscription services revenues was attributable to orders from existing customers that were placed on or prior to January 31, 2013 and the renewal of such orders through January 31, 2014. Seventy-three percent of the increase in subscription services revenues was attributable to new orders placed after January 31, 2013 to deploy our solutions to additional users within our existing customer base and to new users at new customers. Subscription services revenues from North America, as measured by the estimated location of the end users for subscription services, made up 61% of subscription services revenues in fiscal 2014 and 72% of subscription services revenues in fiscal 2013. This shift in geographic revenue mix was primarily due to the more rapid rate of revenue growth from deployments in both Europe and Asia as compared to North America.

Professional services and other revenues increased $7.3 million. Ninety percent of the increase in professional services and other revenues was attributable to existing customers that signed agreements with us on or prior to January 31, 2013, and 10% of the increase in professional services and other revenues was attributable to customers that signed agreements with us after January 31, 2013. Professional services revenues from North America, as measured by the estimated location of the user for which the services were performed, made up 56% of professional services revenues in fiscal 2014 and 56% of professional services revenues in fiscal 2013.

Subscription services revenues were 70% of total revenues for fiscal 2014, compared to 57% of total revenues for fiscal 2013, reflecting the growth in our subscription services revenues as our customers expanded their use of our solutions across new divisions, new geographies, and new products.

Fiscal 2013 compared to Fiscal 2012. Total revenues increased $68.3 million, of which $40.7 million was from subscription services revenues. Thirty-seven percent of the increase in subscription services revenues was attributable to orders from existing customers that were placed on or prior to January 31, 2012 and the renewal of such orders through January 31, 2013. Sixty-three percent of the increase in subscription services revenues was attributable to new orders placed after January 31, 2012 to deploy our solutions to additional users within our existing customer base and to new users at new customers. Subscription services revenues from North America, as measured by the estimated location of the end users for subscription services, made up 72% of subscription services revenues in fiscal 2013 and 89% of subscription services revenues in fiscal 2012. This shift in geographic revenue mix was primarily due to the more rapid rate of revenue growth from deployments in both Europe and Asia as compared to North America.

Professional services and other revenues increased $27.6 million. Seventy-eight percent of the increase in professional services and other revenues was attributable to existing customers that signed agreements with us on or prior to January 31, 2012, and 22% of the increase in professional services and other revenues was attributable to customers that signed agreements with us after January 31, 2012. Professional services revenues from North America, as measured by the estimated location of the user for which the services were performed, made up 56% of professional services revenues in fiscal 2013 and 66% of professional services revenues in fiscal 2012. This shift in geographic revenue mix was primarily due to the more rapid rate of revenue growth from deployments in both Europe and Asia as compared to North America.

Subscription services revenues were 57% of total revenues for fiscal 2013, compared to 53% of total revenues for fiscal 2012, reflecting the growth in our subscription services revenues and the near completion of significant deployments by certain large customers in the prior year period resulting in a decline of professional services revenues from these specific implementations. The near completion of these large deployments also led to a decrease in the growth rate of our professional services revenues as compared to fiscal 2012.

Costs and Expenses

	Fiscal Year Ended January 31,
	2014	2013	2012	2013 to 2014 % Change	2012 to 2013 % Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$36,199	$18,852	$8,768	92%	115%
Cost of professional services and other	46,403	38,164	20,288	22	88

Total cost of revenues	$82,602	$57,016	$29,056	45	96

Gross profit percentage:
Subscription services	75%	74%	73%
Professional services and other	27	32	29
Total revenues	61%	56%	53%
Gross profit	$127,549	$72,532	$32,206	76%	125%
Headcount (at period end)	298	188	112	59%	68%

Fiscal 2014 compared to Fiscal 2013. Cost of revenues increased $25.6 million, of which $17.3 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of users of our subscription services, which drove an increase of $13.9 million in fees paid to salesforce.com, a $0.9 million increase in amortization of purchased intangibles, a $0.8 million increase in employee compensation-related costs, a $0.6 million increase in third-party server costs and a $0.5 million increase of amortization of internal-use software costs. We expect cost of subscription services revenues to increase in absolute dollars in the near term.

Cost of professional services and other revenues increased $8.2 million, primarily due to a $8.7 million increase in employee compensation-related costs, which includes an increase of $0.8 million in stock-based compensation, resulting from a 46% increase in the headcount of our professional services team, a $1.5 million increase in allocated overhead and other expenses and a $0.8 million increase in travel-related costs, which includes an increase of $0.4 million in travel related to professional services projects at our customer locations. These increases were partially offset by a decrease of $2.7 million in third-party subcontractor costs. We expect cost of professional services and other revenues to increase in absolute dollars in the near term at a slightly higher rate than professional services and other revenues as we add resources to our professional services department.

Fiscal 2013 compared to Fiscal 2012. Cost of revenues increased $28.0 million, of which $10.1 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase of users of our subscription services, which drove an increase of $8.8 million in fees paid to salesforce.com, and a $0.8 million increase in employee compensation costs related to increased headcount of customer support employees and a $0.3 million increase in third-party server costs.

Cost of professional services and other revenues increased $17.9 million, primarily due to a $10.2 million increase in employee compensation-related costs resulting from a 62% increase in the headcount of our professional services team, an increase of $4.6 million in third-party consulting services and a $1.5 million increase in travel related to professional services projects at our customer locations.

Gross profit as a percentage of total revenues for year ended January 31, 2014, 2013 and 2012 were 61%, 56% and 53%, respectively. The increases compared to the prior periods is largely due to an increase in the proportion of total revenues attributable to subscription services revenues, which have higher gross margins than professional services and other revenues.

Operating Expenses

Research and Development

	Fiscal Year Ended January 31,
	2014	2013	2012	2013 to 2014 % Change	2012 to 2013 % Change
	(dollars in thousands)
Research and development	$26,327	$14,638	$7,750	80%	89%
Percentage of total revenues	13%	11%	13%
Headcount (at period end)	200	118	72	69%	64%

Fiscal 2014 compared to Fiscal 2013. Research and development expenses increased $11.7 million, primarily due to an increase of $10.3 million in employee compensation-related costs, which includes an increase of $1.5 million in stock-based compensation, resulting from a 69% increase in headcount, an increase of $1.3 million in allocated overhead and other expenses, and an increase of $0.6 million in third-party consulting services related to the development of our solutions. These increases were partially offset by a $0.5 million increase in internal-use software capitalized in fiscal year 2014 as compared to fiscal year 2013.

Fiscal 2013 compared to Fiscal 2012. Research and development expenses increased $6.9 million, primarily due to an increase of $5.2 million in employee compensation-related costs resulting from a 64% increase in headcount, $0.5 million in third-party consulting services related to the development of our solutions, and $0.4 million in rent expense for office space.

We expect research and development expenses to increase in absolute dollars in the near term, primarily due to higher headcount as we continue to add developers and invest in our solutions.

Sales and Marketing

	Fiscal Year Ended January 31,
	2014	2013	2012	2013 to 2014 % Change	2012 to 2013 % Change
	(dollars in thousands)
Sales and marketing	$41,507	$19,490	$12,279	113%	59%
Percentage of total revenues	20%	15%	20%
Headcount (at period end)	158	87	55	82%	58%

Fiscal 2014 compared to Fiscal 2013. Sales and marketing expenses increased $22.0 million, primarily due to an increase of $16.6 million in employee compensation-related costs, which includes an increase of $1.6 million in stock-based compensation and an increase of $5.3 million in sales commissions, resulting from a 82% increase in headcount and an increase of $1.5 million in allocated overhead and other expenses, an increase of $2.2 million in marketing program costs, and a $1.7 million increase in travel-related costs.

Fiscal 2013 compared to Fiscal 2012. Sales and marketing expenses increased $7.2 million, primarily due to an increase of $6.4 million in employee compensation-related costs resulting from a 58% increase in headcount and increased sales commissions, and a $0.3 million increase in travel-related costs.

We expect sales and marketing expenses to increase in absolute dollars in the near term, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our newer research and development focused solutions and the continued expansion of our international sales capacity across all our solutions.

General and Administrative

	Fiscal Year Ended January 31,
	2014	2013	2012	2013 to 2014 % Change	2012 to 2013 % Change
	(dollars in thousands)
General and administrative	$20,411	$8,371	$5,539	144%	51%
Percentage of total revenues	10%	7%	9%
Headcount (at period end)	69	44	18	57%	144%

Fiscal 2014 compared to Fiscal 2013. General and administrative expenses increased $12.0 million, primarily due to increases of $7.6 million in employee compensation-related costs, which includes an increase of $2.2 million in stock-based compensation, resulting from a 57% increase in headcount, $3.2 million in third-party professional services costs, a $0.8 million increase in allocated overhead and other expenses and a $0.4 million increase in insurance. Much of this increased spending was incurred in preparation of becoming a public company.

Fiscal 2013 compared to Fiscal 2012. General and administrative expenses increased $2.8 million, primarily due to an increase of $1.7 million in employee compensation-related costs resulting from a 144% increase in headcount, $0.4 million in third-party professional services costs and $0.2 million in franchise taxes and licenses. The effect of the 144% increase in general and administrative headcount from fiscal 2012 to fiscal 2013 was not fully reflected in the 51% increase in general and administrative expenses from fiscal 2012 to fiscal 2013 because much of the increase in headcount occurred at the end of fiscal 2013.

We expect general and administrative expenses to increase in absolute dollars in the near term, primarily due to higher headcount and additional expenses, such as professional services from third-party providers, including legal and accounting fees to address public company requirements, litigation and to provide increased administrative support to our foreign operations.

Other Income (Expense), Net

	Fiscal Year Ended January 31,
	2014	2013	2012	2013 to 2014 % Change	2012 to 2013 % Change
	(dollars in thousands)
Other income (expense), net	$(804)	$(940)	$15	(14)%	NM

Fiscal 2014 compared to Fiscal 2013. Other expenses were primarily comprised of foreign currency loss of $0.9 million and investment amortization of $0.4 million, offset by $0.5 million in interest income. These amounts were relatively consistent compared to the prior year period.

Fiscal 2013 compared to Fiscal 2012. Other expenses increased $1.0 million, primarily due to fluctuations in foreign exchange rates for our foreign currency denominated transactions, particularly transactions denominated in the Euro and the Japanese Yen.

Provision for Income Taxes

	Fiscal Year Ended January 31,
	2014	2013	2012	2013 to 2014 % Change	2012 to 2013 % Change
	(dollars in thousands)
Income before income taxes	$38,500	$29,093	$6,653	32%	337%
Provision for income taxes	14,885	10,310	2,423	44	326
Effective tax rate	39%	35%	36%

Fiscal 2014 compared to Fiscal 2013. Provision for income taxes increased $4.6 million, primarily due to an increase in income before taxes for the year, and an increase of 4% in our effective tax rate.

Fiscal 2013 compared to Fiscal 2012. Provision for income taxes increased $7.9 million, primarily due to an increase in income before taxes for the year.

Our effective tax rate was 39%, 35% and 36% for the years ended January 31, 2014, 2013 and 2012, respectively. The increase in effective tax rate is mainly due to the increase in non-deductible stock-based compensation expense.

Liquidity and Capital Resources

	Fiscal Year Ended January 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$41,753	$30,799	$4,736
Net cash used in investing activities	(26,576)	(16,364)	(1,683)
Net cash provided by financing activities	215,440	575	49

Net change in cash and cash equivalents	$230,617	$15,010	$3,102

As of January 31, 2014, our principal sources of liquidity for working capital purposes were cash, cash equivalents and short-term investments totaling $288.1 million, of which $7.6 million represented cash and cash equivalents held outside of the United States, and net accounts receivable of $58.4 million.

We have financed our operations primarily through cash generated from operations. In addition, on October 21, 2013, we closed our initial public offering of 15,001,750 shares of Class A common stock, in which we sold 11,646,750 shares (inclusive of 1,956,750 shares issued upon the full exercise of the over-allotment option granted to the underwriters) at a public offering price of $20.00 per share. The aggregate offering price for shares sold in the offering was approximately $233 million. We believe our existing cash, cash equivalents and short-term investments generated from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the ongoing investments in data centers, the introduction of new and enhanced solutions and the continuing market acceptance of our solutions. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Cash Flows from Operating Activities

Our largest source of operating cash inflows is cash collections from our customers for subscription services. We also generate significant cash flows from our professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenditures, fees to salesforce.com, taxes, third-party professional services costs, employee travel and leased facilities.

Fiscal 2014 compared to Fiscal 2013. Net cash provided by operating activities was $41.8 million for the year ended January 31, 2014. Our cash provided by operating activities during the year ended January 31, 2014 primarily reflected our net income of $23.6 million, adjustments for non-cash items of $7.0 million of stock-based compensation expense and $2.4 million of depreciation and amortization expense. Additional sources of cash inflows were from changes in our working capital, which included a $28.5 million increase in deferred revenue resulting primarily from increased orders from new and existing customers and a $9.7 million increase in accrued expenses, which reflects timing of payments primarily related to employee compensation related accruals and accruals for our salesforce.com fees associated with our subscription services revenues. These sources of cash were partially offset by a $19.7 million increase in accounts receivable in part related to the timing of billings and collections and a $4.8 million decrease in our income tax obligations related to the timing of tax payments.

Fiscal 2013 compared to Fiscal 2012. Net cash provided by operating activities was $30.8 million for the year ended January 31, 2013. Our cash provided by operating activities during the year ended January 31, 2013 primarily reflected our net income of $18.8 million, adjustments for non-cash items of $0.8 million of depreciation and amortization expense and $0.7 million of stock-based compensation expense. Additional sources of cash inflows were from changes in our working capital, which included a $20.9 million increase in deferred revenue resulting primarily from increased orders from new and existing customers and a $5.1 million increase in income tax obligations related to the timing of our tax payments. These sources of cash were partially offset by a $17.1 million increase in accounts receivable in part related to the timing of billings and collections.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used to complete the acquisition of AdvantageMS as well as purchases of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.

Fiscal 2014 compared to Fiscal 2013. Net cash used in investing activities was $26.6 million for the year ended January 31, 2014 resulting primarily from $12.1 million in cash used to complete the acquisition of AdvantageMS, combined with $11.7 million in net purchases of marketable securities.

Fiscal 2013 compared to Fiscal 2012. Net cash used in investing activities was $16.4 million for the year ended January 31, 2013 resulting primarily from the $14.4 million in purchases of marketable securities.

Cash Flows from Financing Activities

The cash flows from financing activities relate to proceeds from our initial public offering of Class A common stock, stock option exercises and early stock option exercises.

Fiscal 2014 compared to Fiscal 2013. Net cash provided by financing activities was $215.4 million for the year ended January 31, 2014 resulting primarily from the net proceeds from our initial public offering of $214.5 million.

Fiscal 2013 compared to Fiscal 2012. Net cash provided by financing activities was $0.6 million for the year ended January 31, 2013 resulting from the proceeds from stock option exercises.

Commitments

Our commitments as of January 31, 2014 consisted of leases for office space. As of January 31, 2014, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$7,003	$2,474	$3,512	$1,017	$—

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services and the approximate timing of the transaction. Obligations under agreements that we can cancel without a significant penalty are not included in the table.

On March 4, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. These amounts are not included in the table above because they were not purchase commitments as of January 31, 2014.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (GAAP). In the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in note 1 of the notes to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

Professional Services and Other Revenues

The majority of our professional services arrangements are recognized on a time and material basis. Professional services revenues recognized on a time and material basis are measured monthly based on time incurred and contractually agreed upon rates. Certain professional services revenues are based on fixed fee arrangements and revenues are recognized based on progress against input measures, such as hours incurred. Training revenues are recognized as the services are performed.

Multiple Element Arrangements

We apply the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-13, Multiple—Deliverable Revenue Arrangements, to allocate revenues based on relative best estimated selling price to each unit of accounting in multiple element arrangements, which generally include subscriptions and professional services. Best estimated selling price of each unit of accounting included in a multiple element arrangement is based upon management’s estimate of the selling price of deliverables when vendor specific objective evidence (VSOE) or third-party evidence (TPE) of selling price is not available.

Our multiple element arrangements contain non-software deliverables such as our subscription offerings and professional services. For these arrangements we must: (i) determine whether each deliverable has stand-alone value; (ii) determine the estimated selling price of each element using the selling price hierarchy of VSOE of fair value, TPE or best estimated selling price (BESP), as applicable; and (iii) allocate the total price among the various deliverables based on the relative selling price method.

In determining whether professional services and other revenues have stand-alone value, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, the nature of the consulting services and whether the professional services are required in order for the customer to use the subscription services.

We have determined that we are not able to establish VSOE of fair value or TPE of selling price for any of our deliverables, and accordingly we use BESP for each deliverable in the arrangement. The objective of BESP is to estimate the price at which we would transact a sale of the service deliverables if the services were sold on a stand-alone basis. Revenue allocated to each deliverable is recognized when the basic revenue recognition criteria are met for each deliverable.

We determine BESP for our subscription services included in a multiple element subscription arrangement by considering multiple factors including, but not limited to, stated subscription renewal rates offered to the customer to renew the service and other major groupings such as customer type and geography.

BESP for professional services considers the discount of actual professional services sold compared to list price, the experience level of the individual performing the service and geography.

Stock-Based Compensation

Compensation expense related to stock-based transactions, including employee, consultant and non-employee director stock option awards, is measured and recognized in the consolidated financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The stock-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four to five years.

Our option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

•	Fair Value of Common Stock. Prior to our initial public offering in October 2013, our compensation committee considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. The factors included, but were not limited to: (i) contemporaneous third-party valuations of our common stock; (ii) the prices, rights, preferences and privileges of our preferred stock relative to those of our common stock; (iii) the lack of marketability of our common stock; (iv) our actual operating and financial results; (v) current business conditions and projections; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of our company, given prevailing market conditions.

Since our initial public offering, we have used the market closing price for our Class A common stock as reported on the New York Stock Exchange to determine the fair value of our common stock.

•	Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term of the options for each option group.

•	Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock option awards granted, we have based our expected term on the simplified method available under GAAP.

•	Volatility. We determine the price volatility factor based on the historical volatilities of our peer group as we do not have a sufficient trading history for our common stock. Industry peers consist of several public companies in the technology industry that are similar to us in size, stage of life cycle and financial leverage. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Dividend Yield. We have not paid and do not expect to pay dividends.

The following table summarizes the assumptions relating to our stock options as follows:

	Fiscal Year Ended January 31,
	2014	2013	2012
Volatility	42% – 50%	42% – 55%	57% – 65%
Expected life (in years)	6.32 – 8.23	6.32	6.32
Risk-free interest rate	1.03% – 2.09%	0.83% – 1.15%	1.18% – 2.72%
Dividend yield	—%	—%	—%

In addition to assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our option awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture rate is revised. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation expense on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling and Japanese Yen. Revenues outside of North America as a percentage of revenues were approximately 41%, 35% and 22% in our fiscal years ended January 31, 2014, 2013 and 2012, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars.

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

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $288.1 million as of January 31, 2014. This amount was invested primarily in money market funds, commercial paper, U.S. treasury securities, corporate notes and bonds, and U.S. agency obligations. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VEEVA SYSTEMS INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Veeva Systems Inc.:

We have audited the accompanying consolidated balance sheets of Veeva Systems Inc. and subsidiaries (the Company) as of January 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veeva Systems Inc. and subsidiaries as of January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Santa Clara, California

March 17, 2014

VEEVA SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	January 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$262,507	$31,890
Short-term investments	25,625	14,276
Accounts receivable, net of allowance for doubtful accounts of $305 and $305, respectively	58,433	37,094
Deferred income taxes	2,075	1,169
Income tax receivable	1,389	1,111
Note receivable–related party	—	253
Other current assets	3,703	1,097

Total current assets	353,732	86,890
Property and equipment, net	2,445	1,379
Capitalized internal-use software, net	1,585	880
Goodwill	4,850	—
Intangible assets, net	6,551	—
Other long-term assets	1,145	671

Total assets	$370,308	$89,820

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,117	$3,340
Accrued expenses	16,681	6,981
Income tax payable	439	5,183
Deferred revenue	67,380	38,785

Total current liabilities	86,617	54,289
Deferred income taxes, noncurrent	1,698	441
Other long-term liabilities	1,897	1,124

Total liabilities	90,212	55,854

Commitments and contingencies (Note 12)
Stockholders’ equity:
Series A convertible preferred stock, $0.00001 par value; no shares authorized, issued and outstanding at January 31, 2014; 60,000,000 shares authorized, 60,000,000 shares issued and outstanding at January 31, 2013	—	2,996
Series B convertible preferred stock, $0.00001 par value; no shares authorized, issued and outstanding at January 31, 2014; 26,562,500 shares authorized, 25,000,000 shares issued and outstanding at January 31, 2013	—	3,937
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, no shares issued and outstanding at January 31, 2014; no shares authorized, issued and outstanding at January 31, 2013	—	—
Common stock, $0.00001 par value; no shares authorized, issued and outstanding at January 31, 2014; 140,000,000 shares authorized, 24,843,851 shares issued and outstanding at January 31, 2013	—	—
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 15,044,750 issued and outstanding at January 31, 2014; no shares authorized, issued and outstanding at January 31, 2013	—	—
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 109,746,795 issued and outstanding at January 31, 2014; no shares authorized, issued and outstanding at January 31, 2013	1	—
Additional paid-in capital	231,534	2,101
Accumulated other comprehensive income	19	5
Retained earnings	48,542	24,927

Total stockholders’ equity	280,096	33,966

Total liabilities and stockholders’ equity	$370,308	$89,820

See Notes to Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Fiscal Year Ended January 31,
	2014	2013	2012
Revenues:
Subscription services	$146,621	$73,280	$32,613
Professional services and other	63,530	56,268	28,649

Total revenues	210,151	129,548	61,262

Cost of revenues(1):
Cost of subscription services	36,199	18,852	8,768
Cost of professional services and other	46,403	38,164	20,288

Total cost of revenues	82,602	57,016	29,056

Gross profit	127,549	72,532	32,206

Operating expenses(1):
Research and development	26,327	14,638	7,750
Sales and marketing	41,507	19,490	12,279
General and administrative	20,411	8,371	5,539

Total operating expenses	88,245	42,499	25,568

Operating income	39,304	30,033	6,638
Other income (expense), net	(804)	(940)	15

Income before income taxes	38,500	29,093	6,653
Provision for income taxes	14,885	10,310	2,423

Net income	$23,615	$18,783	$4,230

Net income attributable to Class A and Class B common stockholders, basic and diluted	$10,405	$3,480	$599

Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.20	$0.17	$0.03

Diluted	$0.15	$0.11	$0.02

Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	51,725	20,887	17,655

Diluted	68,024	30,599	24,776

Other comprehensive income:
Net change in unrealized gains on available-for-sale investments	$10	$5	$—
Net change in cumulative foreign currency translation gain	4	—	—

Comprehensive income	$23,629	$18,788	$4,230

(1) Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$118	$3	$1
Cost of professional services and other	902	120	63
Research and development	1,700	238	106
Sales and marketing	1,788	140	99
General and administrative	2,442	214	165

Total stock-based compensation	$6,950	$715	$434

See Notes to Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Series A and B				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Convertible		Class A & B
	Preferred Stock		Common stock
	Shares	Amount	Shares	Amount
Balance at January 31, 2011	85,000,000	$6,933	21,899,083	$—	$326	$1,914	$—	$9,173
Issuance of common stock upon exercise of stock options	—	—	637,167	—	6	—	—	6
Issuance of common stock upon early exercise of stock options	—	—	83,957	—	—	—	—	—
Vesting of early exercised stock options	—	—		—	260	—	—	260
Stock-based compensation expense	—	—	—	—	434	—	—	434
Net income	—	—	—	—	—	4,230	—	4,230

Balance at January 31, 2012	85,000,000	6,933	22,620,207	—	1,026	6,144	—	14,103
Issuance of common stock upon exercise of stock options	—	—	1,481,017	—	136	—	—	136
Issuance of common stock upon early exercise of stock options	—	—	742,627	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	224	—	—	224
Stock-based compensation expense	—	—	—	—	715	—	—	715
Other comprehensive income	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	18,783	—	18,783

Balance at January 31, 2013	85,000,000	6,933	24,843,851	—	2,101	24,927	5	33,966
Issuance of common stock upon exercise of stock options	—	—	2,913,194	—	514	—	—	514
Issuance of common stock upon early exercise of stock options	—	—	357,750	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	572	—	—	572
Stock-based compensation expense	—	—	—	—	7,041	—	—	7,041
Conversion of preferred stock to common stock	(85,000,000)	(6,933)	85,000,000	1	6,932	—	—	—
Initial public offering, net of issuance costs	—	—	11,676,750	—	214,200	—	—	214,200
Excess tax benefits from stock-based compensation	—	—	—	—	174	—	—	174
Other comprehensive income	—	—	—	—	—	—	14	14
Net income	—	—	—	—	—	23,615	—	23,615

Balance at January 31, 2014	—	$—	124,791,545	$1	$231,534	$48,542	$19	$280,096

See Notes to Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$23,615	$18,783	$4,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,410	789	407
Amortization of premiums on short-term investments	364	101	—
Stock-based compensation	6,950	715	434
Deferred income taxes	(1,781)	(639)	530
Bad debt expense	35	540	300
Changes in operating assets and liabilities:
Accounts receivable	(19,738)	(17,067)	(12,838)
Income taxes	(4,784)	5,124	(988)
Other current and non-current assets	(2,951)	(593)	(296)
Accounts payable	(1,303)	1,747	416
Accrued expenses	9,690	(4)	4,784
Deferred revenue	28,473	20,860	7,511
Long-term liabilities	773	443	246

Net cash provided by operating activities	41,753	30,799	4,736

Cash flows from investing activities
Purchases of short-term investments	(21,403)	(14,372)	—
Maturities and sales of investments	9,700	—	—
Purchases of property and equipment	(1,860)	(964)	(650)
Acquisitions, net of cash acquired	(12,149)	—	—
Payments for capitalized internal-use software	(1,117)	(590)	(543)
Proceeds from (issuance of) note receivable–related party	253	(3)	(250)
Payments for restricted cash and deposits	—	(435)	(240)

Net cash used in investing activities	(26,576)	(16,364)	(1,683)

Cash flows from financing activities
Proceeds from early exercise of common stock options	229	439	43
Proceeds from exercise of common stock options	514	136	6
Net proceeds from initial public offering	214,523	—	—
Excess tax benefits from stock-based compensation	174	—	—

Net cash provided by financing activities	215,440	575	49

Net change in cash and cash equivalents	230,617	15,010	3,102
Cash and cash equivalents at beginning of period	31,890	16,880	13,778

Cash and cash equivalents at end of period	$262,507	$31,890	$16,880

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$20,673	$5,659	$2,636

Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$18	$80	$—

Vesting of early exercised stock options	$572	$224	$260

Offering costs not yet paid	$323	$—	$—

See Notes to Consolidated Financial Statements.

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

Initial Public Offering

On October 21, 2013, we closed our initial public offering (IPO) of 15,001,750 shares of Class A common stock, which included 11,676,750 shares sold by us (inclusive of 1,956,750 shares issued upon the full exercise of the over-allotment option granted to the underwriters) and a total of 3,325,000 shares sold by certain selling stockholders. The public offering price of the shares was $20.00 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. The proceeds to us from the offering were approximately $217.2 million after deducting underwriting discounts and commissions, and before deducting total offering expenses in connection with the offering of $3.0 million. As of January 31, 2014, we had received net cash proceeds of $214.5 million, which does not reflect $0.3 million of the estimated offering expenses not yet paid that are included as accrued expenses on the consolidated balance sheet.

Principles of Consolidation and Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The consolidated financial statements include accounts of our wholly owned subsidiaries after elimination of intercompany accounts and transactions.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the consolidated financial statements and the notes thereto. These estimates are based on information available as of the date of the consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Significant items subject to such estimates and assumptions include, but are not limited to:

•	the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements;

•	the realizability of deferred income tax assets;

•	the fair value of our common stock and stock-based awards (see “Stock-based Compensation” within this note 1 and note 10 for further discussion); and

•	the capitalization and estimated useful life of internal-use software development costs.

As future events cannot be determined with precision, actual results could differ significantly from those estimates.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. We define the term “chief operating decision maker” to be our Chief Executive Officer. Our Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reportable operating segment. Since we operate in one operating segment, all required financial segment information can be found in the consolidated financial statements.

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

Professional Services and Other Revenues

The majority of our professional services arrangements are recognized on a time and material basis. Professional services revenues recognized on a time and material basis are measured monthly based on time incurred and contractually agreed upon rates. Certain professional services revenues are based on fixed fee arrangements and revenues are recognized based on progress against input measures, such as hours incurred. Training revenues are recognized as the services are performed.

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

We have determined that we are not able to establish VSOE of fair value or TPE of selling price for any of our deliverables, and accordingly we use BESP for each deliverable in the arrangement. The objective of BESP is to estimate the price at which we would transact a sale of the service deliverables if the services were sold on a stand-alone basis. Revenue allocated to each deliverable is recognized when the basic revenue recognition criteria are met for each deliverable.

We determine BESP for our subscription services included in a multiple element subscription arrangement by considering multiple factors including, but not limited to, stated subscription renewal rates offered to the customer to renew the service and other major groupings such as customer type and geography.

BESP for professional services considers the discount of actual professional services sold compared to list price, the experience level of the individual performing the service and geography.

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

Certain Risks and Concentrations of Credit Risk

Our revenues are derived from subscription services and professional services delivered primarily to the pharmaceutical and life sciences industry. We operate in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs, the emergence of competitive products or services with new capabilities and other factors could negatively impact our operating results.

Our financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We primarily maintain cash at two financial institutions, for which our deposits exceed federally insured limits.

We do not require collateral from our customers and generally require payment within 30 to 60 days of billing. We periodically evaluate the collectibility of our accounts receivable and provide an allowance for doubtful accounts as necessary, based on historical experience. Historically, such losses have not been material.

The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	January 31,
	2014	2013
Customer 1	*	15%
Customer 2	*	10
Customer 3	10%	10
Customer 4	*	*

*	Does not exceed 10%.

The following customers individually exceeded 10% of total revenues for the periods shown:

	Fiscal Year Ended January 31,
	2014	2013	2012
Customer 1	*	*	*
Customer 2	*	12%	12%
Customer 3	*	11	*
Customer 4	*	*	16

*	Does not exceed 10%.

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of January 31, 2014 and 2013, our cash equivalents consisted of money market funds of $170.2 million and $7.6 million, respectively, the fair value of which approximates our carrying value.

We classify certain restricted cash balances within other long-term assets on the accompanying balance sheets based upon the term of the remaining restrictions.

Short-term Investments

We classify short-term investments as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All short-term investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in the consolidated statements of comprehensive income.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. We establish an allowance for doubtful accounts for estimated losses expected in our accounts receivable portfolio. In establishing the required allowance, we use the specific-identification method, and management considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. We review our allowance for doubtful accounts periodically. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Activity related to our allowance for doubtful accounts was as follows (in thousands):

Balance, January 31, 2011	$—
Charges to costs and expenses	300
Write-offs	—

Balance, January 31, 2012	300
Charges to costs and expenses	317
Write-offs	(312)

Balance, January 31, 2013	305
Charges to costs and expenses	(35)
Write-offs	35

Balance, January 31, 2014	$305

Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of equipment, computers, and furniture and fixtures range from three to five years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the leasehold improvements or the lease term. Repairs and maintenance are charged to operations as incurred.

Internal-Use Software

We capitalize certain costs incurred for the development of computer software for internal use. These costs generally relate to the development of our customer relationship management, content management and collaboration and customer master solutions. We capitalize these costs during the development of the project, when it is determined that it is probable that the project will be completed, and the software will be used as intended. Costs related to preliminary project activities, post-implementation activities, training and maintenance are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years, and the amortization expense is recorded as a component of cost of subscription services. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our solutions, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs we capitalize and amortize could change in future periods.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the purchase method of accounting. Goodwill is not amortized, but instead goodwill is required to be tested for impairment annually and under certain circumstances. We perform such testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit’s carrying value, we will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, we will compare the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. We have one reporting unit and evaluate goodwill for impairment at the entity level. We completed our annual impairment test in our fourth quarter of fiscal 2014, which did not result in any impairment of the goodwill balance.

All other intangible assets, consisting of data update technology, database, customer relationships and software, are stated at cost less accumulated amortization and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from 2.3 and 5.4 years. Amortization expense related to developed technology is included in cost of subscription services. Amortization expense related to customer relationships is included in sales and marketing expense.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. There were no impairment charges recognized during fiscal 2014, 2013 and 2012.

Business Combinations

We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of comprehensive income.

Stock-based Compensation

We recognize compensation expense for all stock-based awards, including stock options and restricted stock units (RSUs), based on the estimate of fair value of the award at the grant date. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. This model requires that at the date of grant we determine the fair value of the underlying common stock, the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield of our common stock. The expense recorded is based on awards ultimately expected to vest and therefore is reduced by estimated forfeitures. Forfeitures are estimated at the time of grant based on an analysis of our actual historical forfeitures, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The compensation expense, net of estimated forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four to five years. We estimate a forfeiture rate to calculate the stock-based compensation expense for our awards.

The fair value of each stock based payment award and stock purchase right granted under the 2013 Employee Stock Purchase Plan (ESPP) was estimated on the date of grant using the Black-Scholes option pricing model. We recognize stock-based compensation expenses related to our ESPP on a straight-line basis over the offering period, which is seven months.

The determination of the grant date fair value of stock based payment awards using an option-pricing model are affected by assumptions regarding a number of other complex and subjective variables, which include our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends.

Cost of Revenues

Cost of subscription services and professional services and other revenues are expensed as incurred. Cost of subscription services revenues primarily consists of fees for our use of the Salesforce Platform, as well as other expenses such as data center operational costs, and personnel related costs related to our cloud infrastructure.

Cost of professional services and other revenues primarily consists of personnel related costs, and third-party sub-contractor costs associated with providing professional services.

Sales Commissions

Sales commissions paid for subscriptions are recorded as a component of sales and marketing expenses when earned. Commissions are typically earned upon booking of a customer contract. Sales commission expense was $11.8 million, $6.6 million and $4.3 million for the fiscal years ended January 31, 2014, 2013 and 2012, respectively.

Advertising Expenses

Advertising is expensed as incurred. Advertising expense was $0.2 million for the fiscal year ended January 31, 2014. Advertising expense for the fiscal years ended January 31, 2013 and 2012 were immaterial.

Foreign Currency Exchange

The functional currency for certain of our foreign subsidiaries is the U.S. dollar, while others use local currencies as their functional currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars for those entities that do not have U.S. dollars as their functional currency are recorded as part of a separate component of the consolidated statements of comprehensive income. Foreign currency transaction gains and losses are included in the consolidated statements of operations for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When applicable, a valuation allowance is established to reduce any deferred tax asset when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

We establish liabilities or reduce assets for uncertain tax positions when we believe certain tax positions are not more likely than not of being sustained if challenged. Reevaluation of tax positions considers factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit or expiration of statute of limitation, and new audit activity.

We recognize interest accrued and penalties related to unrecognized tax benefits in our income tax expense.

Other Comprehensive Income

In December 2011, the FASB amended the accounting standards to increase the prominence of other comprehensive income (OCI) by requiring the components of OCI to be presented either in a single continuous statement of comprehensive income or in two consecutive statements. We adopted the amended accounting standards at the beginning of fiscal 2013 by electing to present a single continuous statement of comprehensive income. The amended accounting standards only impact the financial statement presentation of OCI and do not change the components that are recognized in net income or OCI. The adoption had no impact on our financial position or results of operations.

Other comprehensive income is reported as a component of stockholders’ equity and include unrealized gains and losses on marketable securities that are available-for-sale and foreign currency translation adjustment. During fiscal 2012, there were no differences between net income and comprehensive income.

Note 2. Acquisition of AdvantageMS

On June 20, 2013, we completed our acquisition of Advantage Management Solutions, Inc. (AdvantageMS), a privately held supplier of healthcare provider data and related software and services. We expect this acquisition to support our Veeva Network solution through the addition of a database of healthcare professionals, healthcare organizations and other supplemental data in the U.S. market. Total closing consideration for the purchase was $10.5 million in cash. Approximately 15% of the closing consideration has been placed into escrow to be held for 18 months following the close as security for losses incurred by us in the event of certain breaches of representations and warranties by AdvantageMS. Additionally, we paid approximately $1.9 million in cash as part of a net working capital adjustment. There are no contingent cash payments related to this transaction. As of January 31, 2014, we had incurred $0.3 million in acquisition-related transaction costs. The assets, liabilities and operating results of AdvantageMS have been reflected in our consolidated financial statements from the date of acquisition and have not been material.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The primary areas of those preliminary estimates that are not yet finalized relate to income and non-income based taxes (in thousands):

Purchase price
Cash	$12,363

Allocation of purchase price
Cash	$408
Accounts receivable	1,636
Intangible assets	7,380
Deferred tax asset	173
Other current and non-current assets	435
Deferred tax liability	(2,305)
Other current and non-current liabilities	(214)
Goodwill	4,850

Total purchase price	12,363

We did not record any in-process research and development in connection with the acquisition.

Intangible assets are being amortized on a straight-line basis over an estimated useful life ranging from three to six years. Goodwill of $4.9 million represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets and represents the future economic benefits of the data technology contributions in support of our Veeva Network solution. Goodwill is not deductible for U.S. tax purposes.

Each component of identifiable intangible assets acquired in connection with the above acquisition as of January 31, 2014 were as follows (dollar amounts in thousands):

	January 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (in years)
Data update technology	$3,680	$(452)	$3,228	4.4
Database	2,570	(394)	2,176	3.4
Customer relationships	1,020	(104)	916	5.4
Software	110	(23)	87	2.4

	$7,380	$(973)	$6,407

Also included in intangible assets on the consolidated balance sheet is $0.2 million of technology acquired on April 25, 2013. The carrying value of these acquired intangibles as of January 31, 2014 was $0.1 million.

Pro forma results of operations have not been presented because the effect of this acquisition was not material to the consolidated financial statements.

Note 3. Short-Term Investments

At January 31, 2014, short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$10,499	$9	$(1)	$10,507
U.S. agency obligations	15,111	7	—	15,118

Total available-for-sale securities	$25,610	$16	$(1)	$25,625

At January 31, 2013, short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$2,097	$—	$—	$2,097
Corporate notes and bonds	11,474	7	(2)	11,479
Certificate of deposits	700	—	—	700

Total available-for-sale securities	$14,271	$7	$(2)	$14,276

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	January 31,
	2014	2013
Due in one year	$17,667	$9,829
Due in greater than one year	7,958	4,447

Total	$25,625	$14,276

We have certain available-for-sale securities in a gross unrealized loss position, all of which have been in such position for less than twelve months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in our consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income. There were no impairments considered other-than-temporary as of January 31, 2014 and 2013.

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of January 31, 2014 (in thousands):

	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$1,403	$(1)

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of January 31, 2013 (in thousands):

	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$3,570	$(2)

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following as of the dates shown (in thousands):

	January 31,
	2014	2013
Equipment and computers	$1,912	$1,497
Furniture and fixtures	948	587
Leasehold improvements	979	199

	3,839	2,283
Less accumulated depreciation	(1,394)	(904)

Total property and equipment, net	$2,445	$1,379

Total depreciation expense was $0.9 million, $0.5 million and $0.3 million for the fiscal years ended January 31, 2014, 2013 and 2012, respectively.

Note 5. Capitalized Internal-Use Software

Capitalized internal-use software, net, consisted of the following as of the dates shown (in thousands):

	January 31,
	2014	2013
Capitalized internal-use software development costs	$2,834	$1,626
Less accumulated depreciation	(1,249)	(746)

Capitalized internal-use software development costs, net	$1,585	$880

During the fiscal years ended January 31, 2014 and 2013, we capitalized $1.2 million and $0.6 million, respectively, for internal-use software development costs.

Capitalized internal-use software amortization expense totaled $0.5 million, $0.3 million and $0.2 million for the fiscal years ended January 31, 2014, 2013 and 2012, respectively.

Note 6. Intangible Assets

The following schedule presents the details of intangible assets as of January 31, 2014 (in thousands):

	January 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Useful Life (in years)
Data update technology	$3,680	$(452)	$3,228	4.4
Database	2,570	(394)	2,176	3.4
Customer relationships	1,020	(104)	916	5.4
Software	304	(73)	231	2.3

	$7,574	$(1,023)	$6,551

Amortization expense associated with intangible assets for the fiscal year ended January 31, 2014 was $1.0 million. As of January 31, 2013, we did not have any acquired intangible assets.

The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Period	Estimated Amortization Expense
Fiscal 2015	$1,649
Fiscal 2016	1,650
Fiscal 2017	1,579
Fiscal 2018	1,154
Thereafter	519

Total	$6,551

Note 7. Accrued Expenses

Accrued expenses consisted of the following as of the dates shown (in thousands):

	January 31,
	2014	2013
Accrued royalty fees	$2,677	$1,596
Early exercise of stock options	470	814
Accrued commissions	1,452	773
Accrued bonus	1,419	1,035
Accrued payroll	5,795	1,697
Other accrued expenses	4,868	1,066

	$16,681	$6,981

Note 8. Fair Value Measurements

We apply the provisions of FASB Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

The carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

Financial assets and financial liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$170,235	$—	$—	$170,235
Commercial paper	—	9,999	—	9,999
U.S. treasury securities	—	33,154	—	33,154
Short-term investments
Corporate notes and bonds	—	10,507	—	10,507
U.S. agency obligations	—	15,117	—	15,117

Total	$170,235	$68,777	$—	$239,012

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,637	$—	$—	$7,637
Short-term investments
Commercial paper	—	2,097	—	2,097
Corporate notes and bonds	—	11,479	—	11,479
Certificate of deposits	—	700	—	700

Total	$7,637	$14,276	$—	$21,913

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

Note 9. Income Taxes

The components of income before income taxes by U.S. and foreign jurisdictions were as follows for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
United States	$35,018	$27,332	$6,513
Foreign	3,482	1,761	140

Total	$38,500	$29,093	$6,653

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction.

Provision for income taxes for our fiscal years ended January 31, 2014, 2013 and 2012 consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Current provision:
Federal	$13,837	$9,211	$1,603
State	1,186	1,138	124
Foreign	1,644	600	165

Total	$16,667	$10,949	$1,892

Deferred provision:
Federal	(1,360)	(616)	289
State	(94)	(23)	242
Foreign	(328)	—	—

Total	$(1,782)	$(639)	$531

Provision for income taxes	$14,885	$10,310	$2,423

Provision for income taxes differed from the amount computed by applying the federal statutory income tax rate of 35%, to income before income taxes for our fiscal years ended January 31, 2014, 2013 and 2012, respectively, as a result of the following (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Federal tax statutory tax rate	$13,475	$10,182	$2,263
State taxes	904	880	218
Nondeductible expenses	55	80	96
Research and development credit	(880)	(351)	(121)
Domestic manufacturing deduction	(1,124)	(699)	(131)
Stock-based compensation	1,802	231	—
Foreign rate differential	(164)	(50)	118
Valuation allowance	512	(52)	—
Others	305	89	(20)

Provision for income taxes	$14,885	$10,310	$2,423

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities as of January 31, 2014 and 2013 related to the following (in thousands):

	January 31,
	2014	2013
Deferred Tax Assets:
Accruals and reserves	$2,357	$906
Net operating loss carryforward	1,015	—
State income taxes	535	395
Tax credit carryforward	750	203

Gross Deferred Tax Assets	$4,657	$1,504
Valuation Allowance	(716)	(204)

Total Deferred Tax Assets	$3,941	$1,300

Deferred Tax Liabilities:
Fixed Assets	$(74)	(235)
Intangibles	(2,448)	—
Expensed software	(606)	(337)
Other	(436)	—

Total Deferred Tax Liabilities	$(3,564)	$(572)

Net Deferred Tax Assets	$377	$728

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, a valuation allowance was assessed as it is not more likely than not that we will recognize the future benefits on the net California deferred tax asset balances. We expect to generate sufficient California research and development credits in the future to offset our future California State tax liability.

As of January 31, 2014, the net operating loss carryforwards for federal and state income tax purposes were approximately $2.9 million and $3.4 million, respectively. The federal net operating losses begin to expire in 2033 and the state net operating losses begin to expire in 2033.

As of January 31, 2014, we had $1.3 million of California research and development tax credits available to offset future taxes, which do not expire.

We evaluate tax positions for recognition using a more-likely than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.

We classify unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as “other non-current liabilities” in the consolidated balance sheets. As of January 31, 2014, the total amount of gross unrecognized tax benefits was $2.4 million, of which $2.4 million, if recognized, would favorably impact our effective tax rate. The aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Beginning balance	$1,220	$644	$410
Increases related to tax provisions taken during the prior period	28	—	—
Increases related to tax provisions taken during the current period	1,191	576	234

Ending balance	$2,439	$1,220	$644

Our policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. Interest and penalties were not significant during fiscal 2014.

We file tax returns in the United States for federal, California, and other states. The tax years from 2007 remain open to examination for both federal and California and 2009 for other states. We file tax returns in multiple foreign jurisdictions. The tax years from 2010 remain open to examination in these foreign jurisdictions.

As of January 31, 2014, we had not made any tax provision for U.S. federal and state income taxes and foreign withholding taxes on the approximately $4.0 million of undistributed cumulative earnings of foreign subsidiaries because those earnings are considered to be indefinitely reinvested in those operations. If we were to repatriate these earnings to the United States, we would be subject to approximately $1.0 million in U.S. income taxes, subject to an adjustment for foreign tax credits and foreign withholding taxes, based on the U.S. statutory rate of 35%.

Note 10. Stockholders’ Equity

Common Stock

In connection with our IPO, we amended our certificate of incorporation to provide for Class A common stock, Class B common stock and preferred stock. Immediately prior to the consummation of the IPO, all outstanding shares of convertible preferred stock and common stock were converted into shares of Class B common stock. As a result, following the IPO, we have two classes of authorized common stock: Class A common stock and Class B common stock.

	January 31,
	2014		2013
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Stockholders’ equity:
Series A convertible preferred stock, $0.00001 par value	—	—	60,000,000	60,000,000
Series B convertible preferred stock, $0.00001 par value	—	—	26,562,500	25,000,000
Preferred stock, $0.00001 par value	10,000,000	—	—	—
Common stock, $0.00001 par value	—	—	140,000,000	24,843,851
Class A common stock, $0.00001 par value	800,000,000	15,044,750	—	—
Class B common stock, $0.00001 par value	190,000,000	109,746,795	—	—

As of January 31, 2014, we had 15,044,750 shares of Class A common stock and 109,746,795 shares of Class B common stock outstanding, of which 1,824,457 shares of Class B common stock were unvested, resulting from employees exercising stock options prior to vesting.

As of January 31, 2013, we had 24,843,851 shares of common stock outstanding, of which 3,369,972 shares were unvested, resulting from employees exercising stock options prior to vesting.

Employee Equity Plans

2007 Stock Plan

Our 2007 Stock Plan (2007 Plan) was adopted by our board of directors in February 2007, and our stockholders approved it in February 2007. No further awards have been made under our 2007 Plan since the adoption of the 2012 Equity Incentive Plan. However, awards outstanding under our 2007 Plan will continue to be governed by their existing terms.

2012 Equity Incentive Plan

Our board of directors adopted our 2012 Equity Incentive Plan (2012 EIP) in November 2012, and our stockholders approved it in December 2012. An amendment and restatement of the 2012 EIP was approved by our board of directors in March 2013, and our stockholders approved it in March 2013. The 2012 EIP became effective on adoption and replaced our 2007 Plan. No further awards will be made under the 2012 EIP. However, awards outstanding under the 2012 EIP will continue to be governed by their existing terms.

2013 Equity Incentive Plan

Our board of directors adopted our 2013 Equity Incentive Plan (2013 EIP) in August 2013, and our stockholders approved it in September 2013. The 2013 EIP became effective immediately on adoption although no awards were made under it until the date of our IPO on October 15, 2013, at which time our 2013 EIP replaced our 2012 EIP.

The number of shares of our Class A common stock available for issuance under the 2013 EIP is 2,065,657 plus any shares of our Class B common stock subject to awards under the 2012 EIP and the 2007 Plan that expire or lapse unexercised or, with respect to shares issued pursuant to such awards, are forfeited or repurchased by us after the date of our IPO on October 15, 2013. The number of shares available for issuance under the 2013 EIP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 13.75 million shares, (b) 5% of the shares of all classes of our common stock outstanding on the last business day of the prior fiscal year, or (c) the number of shares determined by our board of directors.

2013 Employee Stock Purchase Plan

Our ESPP was adopted by our board of directors in August 2013 and our stockholders approved it in September 2013. The ESPP became effective as of our IPO registration statement on Form S-1, on October 15, 2013. Our ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (Code). The ESPP was approved with a reserve of 4.0 million shares of Class A common stock for future issuance under various terms provided for in the ESPP. The number of shares available for issuance under the ESPP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 2.2 million shares, (b) 1% of the shares of all classes of our common stock outstanding on the last business day of the prior fiscal year or (c) the number of shares determined by our board of directors.

The ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our Class A common stock on the first day of the applicable offering period or the fair market value of our Class A common stock on the purchase date. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. No shares were purchased under the ESPP as of January 31, 2014.

Voting Rights

The holders of our Class B common stock are entitled to ten votes per share, and holders of our Class A common stock are entitled to one vote per share. The holders of our Class A common stock and Class B common stock vote together as a single class, unless otherwise required by our restated certificate of incorporation or law. Delaware law could require either holders of our Class A common stock or our Class B common stock to vote separately as a single class in the following circumstances:

•	if we were to seek to amend our restated certificate of incorporation to increase the authorized number of shares of a class of stock, or to increase or decrease the par value of a class of stock, then that class would be required to vote separately to approve the proposed amendment; and

•	if we were to seek to amend our restated certificate of incorporation in a manner that alters or changes the powers, preferences or special rights of a class of stock in a manner that affected its holders adversely, then that class would be required to vote separately to approve the proposed amendment.

Our restated certificate of incorporation requires the approval of a majority of our outstanding Class B common stock voting as a separate class for any transaction that would result in a change in control of our company.

Stockholders do not have the ability to cumulate votes for the election of directors. Our restated certificate of incorporation and amended and restated bylaws that became effective upon the closing of our IPO provide for a classified board of directors consisting of three classes of approximately equal size, each serving staggered three-year terms. Only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms.

Dividend Rights

Holders of outstanding shares of our common stock are entitled to receive dividends out of funds legally available if our board of directors, in its discretion, determines to issue dividends and only then at the times and in the amounts that our board of directors may determine. To date, no dividends have been declared or paid by us.

No Preemptive or Similar Rights

Our common stock is not entitled to preemptive rights and is not subject to conversion, redemption or sinking fund provisions.

Right to Receive Liquidation Distributions

Upon our dissolution, liquidation or winding-up, the assets legally available for distribution to our stockholders are distributable ratably among the holders of our common stock, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights and payment of liquidation preferences, if any, on any outstanding shares of preferred stock.

Conversion Rights

Each outstanding share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, whether or not for value, which occurs following the closing of our IPO, except for certain permitted transfers described in our restated certificate of incorporation, including transfers to any “permitted transferee” as defined in our restated certificate of incorporation, which includes, among others, transfers:

•	to trusts, corporations, limited liability companies, partnerships, foundations or similar entities established by a Class B stockholder, provided that:

•	such transfer is to entities established by a Class B stockholder where the Class B stockholder retains the exclusive right to vote and direct the disposition of the shares of Class B common stock; or

•	such transfer does not involve payment of cash, securities, property or other consideration to the Class B stockholder.

Once converted into Class A common stock, a share of Class B common stock may not be reissued.

All the outstanding shares of Class A and Class B common stock will convert automatically into shares of a single class of common stock upon the earliest to occur of the following: (i) upon the election of the holders of a majority of the then-outstanding shares of Class B common stock or (ii) October 15, 2023. Following such conversion, each share of common stock will have one vote per share and the rights of the holders of all outstanding common stock will be identical. Once converted into a single class of common stock, the Class A and Class B common stock may not be reissued.

Early Exercise of Employee Options

We historically have allowed for the early exercise of options granted under the 2007 Plan prior to vesting. The 2007 Plan allows for such exercises by means of cash payment, surrender of already outstanding common stock, a same day broker assisted sale or through any other form or method consistent with applicable laws, regulations and rules. Historically, all exercises have been through cash payment. The unvested shares are subject to our repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options (see Note 7, Accrued Expenses), and reclassified to common stock as our repurchase right lapses. At January 31, 2014 and 2013, there were unvested shares in the amount of 1,824,457 and 3,369,972, respectively, which were subject to repurchase at an aggregate price of approximately $0.5 million and $0.8 million, respectively.

These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding. However, these restricted shares are only deemed outstanding for basic earnings per share computation purposes upon the respective repurchase rights lapsing. We treat cash received from employees for the exercise of unvested options as a refundable deposit shown as a liability in our consolidated balance sheets. During fiscal 2014 and 2013, we recorded cash received for early exercise of options of $0.2 million and $0.4 million, respectively, in accrued expenses. Amounts from accrued expenses are reclassified to common stock and additional paid-in capital as the shares vest.

Stock Option Activity

The 2007 Stock Plan and the 2012 EIP provided, and the 2013 EIP provides, for the issuance of incentive and nonstatutory options to employees, consultants and non-employee directors. We have also issued nonstatutory options outside of these plans. Options issued under and outside of the 2007 Plan generally are exercisable for periods not to exceed 10 years and generally vest over four to five years. Options issued under the 2012 EIP and 2013 EIP generally are exercisable for periods not to exceed 10 years and generally vest over five to nine years. A summary of stock option activity for fiscal 2014, 2013 and 2012 is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at January 31, 2011	8,089,250	$0.13	8.3
Options Granted	4,755,000	0.46
Options Repurchased	14,063	0.08
Options Exercised	(721,124)	0.07		$287,864
Options Forfeited/Cancelled	(411,564)	0.38

Options outstanding at January 31, 2012	11,725,625	$0.25	8.2
Options Granted	4,367,500	1.51
Options Exercised	(2,237,707)	0.26		$2,544,332
Options Forfeited/Cancelled	(426,668)	0.82

Options outstanding at January 31, 2013	13,428,750	$0.64	8.0
Options Granted	16,078,499	4.76
Options Exercised	(3,274,694)	0.23		$21,332,807
Options Forfeited/Cancelled	(808,118)	3.14

Options outstanding at January 31, 2014	25,424,437	$3.22	8.5

Options vested and exercisable at January 31, 2014	5,000,567	$0.53	6.7

Options vested and exercisable at January 31, 2014 and expected to vest thereafter	23,685,069	$3.16	8.4

The weighted average grant-date fair value of options granted during fiscal 2014, 2013 and 2012 was $2.78, $0.71 and $0.28, respectively, per share.

As of January 31, 2014, there was $37.7 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under the 2007 Plan, 2012 EIP and 2013 EIP. That cost is expected to be recognized over a weighted average period of 5.2 years.

As of January 31, 2014, we had authorized and unissued shares of common stock to satisfy exercises of stock options.

Our closing stock price as reported on the New York Stock Exchange as of January 31, 2014 was $31.79. The total intrinsic value of options exercised was approximately $21.3 million for the fiscal year ended January 31, 2014.

Restricted Stock Units

The 2013 EIP provides for the issuance of RSUs to employees. RSUs issued under the 2013 EIP generally vest over four years. A summary of RSU activity for fiscal 2014, 2013 and 2012 is presented below:

	Unreleased RSUs	Weighted average grant date fair value
Unreleased RSUs at January 31, 2013	—	$—
RSUs Granted	161,550	36.57
RSUs Forfeited	(5,500)	37.88

Unreleased RSUs at January 31, 2014	156,050	$36.52

During the year ended January 31, 2014, we issued RSUs under the 2013 EIP with a weighted-average grant date fair value of $36.57.

As of January 31, 2014, there was a total of $5.4 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs, which are expected to be recognized over a weighted-average period of approximately 3.9 years.

Stock-Based Compensation

Compensation expense related to share-based transactions, including employee, consultant, and non-employee director stock awards, is measured and recognized in the consolidated financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The stock-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four to nine years. For restricted stock awards, fair value is based on the closing price of our common stock on the grant date.

Our option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

•	Fair Value of Common Stock. Prior to our IPO in October 2013, our compensation committee considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. The factors included, but were not limited to: (i) contemporaneous third-party valuations of our common stock; (ii) the prices, rights, preferences and privileges of our Preferred Stock relative to those of our common stock; (iii) the lack of marketability of our common stock; (iv) our actual operating and financial results; (v) current business conditions and projections; and (vi) the likelihood of achieving a liquidity event, such as an IPO or sale of our company, given prevailing market conditions.

Since our IPO, we have used the market closing price for our Class A common stock as reported on the New York Stock Exchange.

•	Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term of the options for each option group.

•	Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock option awards granted, we have based our expected term on the simplified method available under GAAP.

•	Volatility. We determine the price volatility factor based on the historical volatilities of our peer group as we do not have a sufficient trading history for our common stock. Industry peers consist of several public companies in the technology industry that are similar to us in size, stage of life cycle and financial leverage. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Dividend Yield. We have not paid and do not expect to pay dividends.

The following table summarizes the assumptions relating to our stock options as follows:

	Fiscal Year Ended January 31,
	2014	2013	2012
Volatility	42% – 50%	42% – 55%	57% – 65%
Expected life (in years)	6.32 – 8.23	6.32	6.32
Risk-free interest rate	1.03% – 2.09%	0.83% – 1.15%	1.18% – 2.72%
Dividend yield	— %	— %	— %

For the year ended January 31, 2014 and 2013, we capitalized $0.5 million and $0.3 million, respectively, of stock-based compensation as part of our internal-use software capitalization. The amounts capitalized in year ended January 31, 2012 were immaterial.

Note 11. Net Income per Share Attributable to Common Stockholders

We compute net income per share of Class A and Class B common stock using the two-class method required for participating securities. We consider all series of our convertible preferred stock to be participating securities due to their non-cumulative dividend rights. Immediately prior to the completion of our IPO, all outstanding shares of convertible preferred stock converted to Class B common stock. Additionally, we consider unvested shares issued upon the early exercise of options to be participating securities as the holders of these shares have a non-forfeitable right to dividends in the event of our declaration of a dividend for common shares.

Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income, less (i) current period convertible preferred stock non-cumulative dividends and (ii) earnings attributable to participating securities.

The net income per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A common stock and Class B common stock as if the income for the year has been distributed. As the liquidation and dividend rights are identical, the net income attributable to common stockholders is allocated on a proportionate basis.

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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2014		2013		2012
	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$1,934	$21,681	$—	$18,783	$—	$4,230
Noncumulative dividends on convertible preferred stock	(33)	(371)	—	(560)	—	(560)
Undistributed earnings allocated to participating securities	(1,049)	(11,757)	—	(14,743)	—	(3,071)

Net income attributable to common stockholders, basic	$852	$9,553	$—	$3,480	$—	$599

Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	4,237	47,488	—	20,887	—	17,655

Net income per share attributable to common stockholders, basic	$0.20	$0.20	$—	$0.17	$—	$0.03

Diluted
Numerator
Net income attributable to common stockholders, basic	$852	$9,553	$—	$3,480	$—	$599
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	9,553	—	—	—	—	—
Reallocation of net income to Class B common stock	—	204	—	—	—	—

Net income attributable to common stockholders, diluted	$10,405	$9,757	$—	$3,480	$—	$599

Denominator
Number of shares used for basic EPS computation	4,237	47,488	—	20,887	—	17,655
Conversion of Class B to Class A common stock	47,488	—	—	—	—	—
Effect of potentially dilutive securities	16,299	16,299	—	9,712	—	7,121

Weighted average shares used in computing net income per share attributable to common stockholders, diluted	68,024	63,787	—	30,599	—	24,776

Net income per share attributable to common stockholders, diluted	$0.15	$0.15	$—	$0.11	$—	$0.02

Note 12. Commitments and Contingencies

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

On August 6, 2013, Prolifiq Software, Inc. (Prolifiq) filed a patent infringement lawsuit against us in the U.S. District Court for the Northern District of California. On September 10, 2013, Prolifiq amended its complaint, which amended complaint we answered on October 1, 2013. On October 10, 2013, Prolifiq amended its complaint again. The amended complaint alleges that our manufacture, use, offer for sale and sale of Veeva CRM Approved Email infringes U.S. Patent Nos. 7,634,556, 7,707,317, 8,296,378, 7,966,374 and 8,171,077 held by Prolifiq. The amended complaint seeks unspecified monetary damages, costs and injunctive relief against us. On October 24, 2013, we answered Prolifiq’s amended complaint. On January 31, 2014, claims related to U.S. Patent Nos. 7,707,317, 7,966,374 and 8,171,077 were dismissed without prejudice pursuant to a stipulation of dismissal. Based on the early stage of the remaining claims and evaluation of the facts available at this time, the ultimate resolution of this matter and the associated financial impact, if any, remains uncertain. Even if the result of this litigation is adverse to us, the amount or range of possible losses to which we are exposed cannot be reasonably estimated at this time. While Veeva CRM Approved Email revenues have represented a very minor portion of our total revenues, intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on our results of operations or cash flows.

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

Leases

We have several non-cancelable operating leases, primarily for offices and servers. Rental payments include minimum rental fees.

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases were $2.5 million, $1.5 million and $1.0 million, for the fiscal year ended January 31, 2014, 2013 and 2012, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of January 31, 2014 are as follows (in thousands):

Period	Operating Leases
Fiscal 2015	$2,474
Fiscal 2016	2,146
Fiscal 2017	1,366
Fiscal 2018	569
Thereafter	448

Total	$7,003

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce Platform in combination with our developed technology to deliver our Veeva CRM solution, including hosting infrastructure and data center operations provided by salesforce.com. As of January 31, 2013, we remained obligated to pay fees of at least $15.9 million prior to September 2, 2015 in connection with this agreement, of which $1.6 million was accrued. As of January 31, 2014, we have satisfied our minimum fee commitment obligation. Refer to note 16 for further discussion regarding our agreement with salesforce.com.

Note 13. Related-Party Transactions

On February 18, 2011, we entered into an interest bearing promissory note with our current President. The promissory note had a principal amount of $250,000 with an annual compound interest rate of 0.51% and was collateralized. The note, including both principal and accrued interest, was due on or before February 18, 2014 and was classified as a short-term note receivable on our consolidated balance sheet as of January 31, 2013. On April 11, 2013, the promissory note was paid in full.

Note 14. Information about Geographic Areas

We track and allocate revenues by the principal geographic region of our customers’ end users rather than by individual country, which makes it impractical to disclose revenues for the United States or other specific foreign countries. Revenues by geographic area, as measured by the estimated location of the end users for subscription services revenues and the estimated location of the users for which the services were performed for professional services revenues, were as follows for the periods shown below (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Revenues by geography
North America	$124,451	$84,546	$48,088
Europe	49,944	29,036	10,433
Asia Pacific	35,756	15,966	2,741

Total revenues	$210,151	$129,548	$61,262

Long-lived assets by geographic area are as follows as of the date shown (in thousands):

	As of January 31,
	2014	2013	2012
Long-lived assets by geography
North America	$1,341	$846	$599
Europe	509	445	168
Asia Pacific	595	88	57

Total long-lived assets	$2,445	$1,379	$824

Substantially all of the long-lived assets included in the North America region are located in the United States.

Note 15. 401(k) Plan

We have a qualified defined contribution plan under Section 401(k) of the Code covering eligible employees. To date, we have not made any matching contributions to this plan.

Note 16. Subsequent Events

On March 3, 2014, we and salesforce.com entered into an Eighth Amendment (Amendment) amending the Amended and Restated Value-Added Reseller Agreement (Value-Added Reseller Agreement) previously entered into between Veeva and salesforce.com on September 2, 2010, as amended. The Amendment extends the term of the Value-Added Reseller Agreement for an additional ten years through September 1, 2025. Pursuant to the Amendment, we are obligated to meet minimum order commitments of $500 million over the term of the agreement, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. Unit pricing for the existing salesforce.com products used by us remained unchanged by the Amendment.

Note 17. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for fiscal 2014 and 2013 is as follows (in thousands):

	Three Months Ended
	Jan. 31, 2014	Oct. 31, 2013	Jul. 31, 2013	Apr. 30, 2013	Jan. 31, 2013	Oct. 31, 2012	Jul. 31, 2012	Apr. 30, 2012
Consolidated Statement of Income Data:
Revenues:
Subscription services	$45,686	$38,935	$34,063	$27,937	$24,109	$19,969	$15,772	$13,430
Professional services and other	17,117	16,044	15,518	14,851	15,679	15,827	13,683	11,079

Total revenues	62,803	54,979	49,581	42,788	39,788	35,796	29,455	24,509

Cost of revenues:
Cost of subscription services	11,790	9,511	7,948	6,950	5,943	5,160	4,100	3,649
Cost of professional services and other	12,568	11,881	11,195	10,759	10,818	10,696	8,950	7,700

Total cost of revenues	24,358	21,392	19,143	17,709	16,761	15,856	13,050	11,349

Gross profit	38,445	33,587	30,438	25,079	23,027	19,940	16,405	13,160

Operating expenses:
Research and development	7,858	6,585	6,357	5,527	4,692	3,605	3,286	3,055
Sales and marketing	12,768	11,467	9,610	7,662	6,186	5,316	4,190	3,798
General and administrative	6,511	5,550	4,633	3,717	2,787	2,235	1,807	1,542

Total operating expenses	27,137	23,602	20,600	16,906	13,665	11,156	9,283	8,395

Operating income	11,308	9,985	9,838	8,173	9,362	8,784	7,122	4,765
Other income (expense), net	(365)	125	(65)	(499)	(603)	74	(421)	10

Income before income taxes	10,943	10,110	9,773	7,674	8,759	8,858	6,701	4,775
Provision for income taxes	4,696	3,585	3,775	2,829	3,075	3,109	2,454	1,672

Net income	$6,247	$6,525	$5,998	$4,845	$5,684	$5,749	$4,247	$3,103

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Annual Report on Internal Controls Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors, and their ages and positions as of February 28, 2014, are set forth below:

Name	Age	Position(s)
Peter P. Gassner	49	Chief Executive Officer and Director
Matthew J. Wallach	41	President
Timothy S. Cabral	46	Chief Financial Officer
Josh Faddis	42	Vice President, General Counsel and Corporate Secretary
Mark Armenante(1)(3)	61	Director
Ronald E.F. Codd(1)(2)	58	Director
Gordon Ritter(1)(2)	49	Chairman of the Board
Young Sohn	55	Director
Kevin Spain(3)	42	Director

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating and governance committee.

Peter P. Gassner is one of our founders and has served as our Chief Executive Officer and one of our directors since January 2007. Prior to joining Veeva, Mr. Gassner was Senior Vice President of Technology at salesforce.com, inc., a provider of enterprise cloud computing solutions, from July 2003 to June 2005, where he led the development effort to extend the Salesforce Platform to the enterprise. Prior to his time with salesforce.com, Mr. Gassner was with PeopleSoft, Inc., a provider of enterprise application software, from January 1995 to June 2003. At PeopleSoft, he served as Chief Architect and General Manager responsible for development, strategy, marketing and deployment of PeopleTools, the architecture underlying PeopleSoft’s application suite. Mr. Gassner began his career with International Business Machines Corporation (IBM). At IBM, Mr. Gassner conducted research and development on relational database technology, including the DB2 database. Mr. Gassner earned a Bachelor of Science degree in Computer Science from Oregon State University. Our board of directors determined that Mr. Gassner should serve as a director based on his position as one of our founders and as our Chief Executive Officer, his extensive experience in general management and software and platform development and his experience in the software industry.

Matthew J. Wallach is one of our founders and has served in various senior executive roles since joining Veeva in March 2007. He currently serves as our President and prior to that served as our Chief Strategy Officer from September 2010 to August 2013. Between April 2005 and March 2007, Mr. Wallach served as Chief Marketing Officer at Health Market Science, Inc., a supplier of healthcare data solutions. From January 2004 to December 2004, Mr. Wallach served as Vice President of Marketing and Product Management at IntelliChem, Inc., a provider of scientific content management solutions. Mr. Wallach was previously the General Manager of the Pharmaceuticals & Biotechnology division at Siebel Systems, Inc., a customer relationship management software company, from August 1998 to December 2003. Mr. Wallach earned a Bachelor of Arts degree in Economics from Yale University and a Master of Business Administration from the Harvard Business School.

Timothy S. Cabral has served as our Chief Financial Officer since February 2010. Prior to joining Veeva, Mr. Cabral served as Chief Financial Officer and Chief Operations Officer for Modus Group, LLC, a wireless solutions and services company, from February 2008 to February 2010 and served as Chief Financial Officer and Vice President of Operations for Agistics, Inc., an employee management services company, from March 2005 to June 2007. Mr. Cabral previously spent more than seven years at PeopleSoft, beginning in November 1997, where he held various positions, including Vice President of Products & Technology Finance and Senior Director of Corporate FP&A. Mr. Cabral earned a Bachelor of Science degree in Finance from Santa Clara University and a Master of Business Administration from the Leavey School of Business at Santa Clara University.

Josh Faddis has served as our Vice President and General Counsel since September 2012. Mr Faddis has also served as our Corporate Secretary since May 2013. Prior to joining Veeva, Mr. Faddis served in various roles at Taleo Corporation, a software-as-a-service provider of human capital management solutions, beginning in June 2001 through April 2012, including Senior Vice President, General Counsel, and Corporate Secretary. Prior to joining Taleo, Mr. Faddis conducted intellectual property and business litigation at Fulbright & Jaworski LLP and served as a Judicial Clerk for the Honorable Justice Craig Enoch, Supreme Court of the State of Texas. Mr. Faddis earned a Bachelor of Science in Agricultural Economics from Texas A&M University and a Juris Doctor degree from the Georgetown University Law Center.

Mark Armenante has served as a member of our board of directors since January 2007. Prior to joining Veeva, Mr. Armenante served as Vice President of Sales and in several other Group Vice President roles at Siebel Systems, where he managed alliances, operations and Siebel’s OnDemand division, for over ten years. Prior to his time at Siebel, Mr. Armenante was President of PharmaSystems, Inc., a pharmaceutical sales force management company, from January 1991 to August 1994. Mr. Armenante spent over three years at Oracle Corporation prior to joining PharmaSystems. Prior to Oracle Corporation, Mr. Armenante spent seven years with Information Resources, Inc., as Senior Vice President of Sales, which served the consumer products and pharmaceutical industries. Mr. Armenante earned a Bachelor of Arts degree in Biology from Case Western Reserve University and a Master of Business Administration from Ohio University. Our board of directors determined that Mr. Armenante should serve as a director based on his extensive business experience as an executive in industries serving pharmaceutical markets.

Ronald E.F. Codd has served as a member of our board of directors since February 2012. Mr. Codd has been an independent business consultant since April 2002. From January 1999 to April 2002, Mr. Codd served as President, Chief Executive Officer and a director of Momentum Business Applications, Inc., an enterprise software company. From September 1991 to December 1998, Mr. Codd served as Senior Vice President of Finance and Administration and Chief Financial Officer of PeopleSoft. Mr. Codd has served on the board of directors of a number of information technology companies, including FireEye, Inc. since July 2012, Rocket Fuel Inc. since February 2012, ServiceNow, Inc. since February 2012, DemandTec, Inc. from February 2007 to February 2012, Data Domain, Inc. from October 2006 to July 2009, Interwoven, Inc. from July 1999 to April 2009 and Agile Software Corporation from August 2003 to July 2007. Mr. Codd holds a Bachelor of Sciences degree in Accounting from the University of California, Berkeley and a Master of Management in Finance and Management Information Systems degree from the Kellogg Graduate School of Management at Northwestern University. Mr. Codd is also a member of the adjunct faculty at Golden Gate University in San Francisco, California. Our board of directors believes that Mr. Codd’s management experience and his software industry experience, including his experience in finance, give him the breadth of knowledge and valuable understanding of our industry which qualify him to serve as a member of our board of directors.

Gordon Ritter has served as a member of our board of directors since May 2008. Mr. Ritter has been a General Partner at Emergence Capital Partners, a venture capital firm he founded, since June 2002. Prior to founding Emergence, Mr. Ritter was co-founder and Chief Executive Officer of Software As Service, Inc., a web services platform company. Prior to founding Software As Service, Mr. Ritter served as Vice President of the IBM Global Small Business division. Prior to IBM, Mr. Ritter was co-Founder and President of Whistle Communications, Inc., an internet appliance and services platform for small and medium-sized businesses, which was acquired by IBM. Before Whistle, Mr. Ritter was co-Founder and President of Tribe, Inc., a networking infrastructure company. Prior to Tribe, Mr. Ritter was a Vice President of Capital Markets at Credit Suisse First Boston Inc. Mr. Ritter earned a Bachelor of Arts degree in Economics from Princeton University. Our board of directors determined that Mr. Ritter should serve as a director based on his extensive business experience in the software and web services industries, his experience in venture capital, and his service as a director of various private companies.

Young Sohn has served as a member of our board of directors since January 2007. Ms. Sohn has been an independent business consultant and advisor since December 2001. From April 1994 to November 1997, Ms. Sohn was the founder and Chief Executive Officer of Nomadic Systems, Inc., which was acquired by Siebel Systems. Ms. Sohn led the Siebel Life Sciences Division from November 1997 to December 2001. Prior to her time at Nomadic Systems, Ms. Sohn held an executive management position at PharmaSystems. Previously, Ms. Sohn also spent six years at Oracle Corporation in the pharmaceutical vertical organization. Ms. Sohn received a Bachelor of Arts degree in Business Management from Cornell University. Our board of directors determined that Ms. Sohn should serve as a director based on her extensive experience in the software industry and her business expertise in the pharmaceutical industry.

Kevin Spain has served as a member of our board of directors since May 2008. Mr. Spain joined Emergence Capital Partners in September 2006 and has served as General Partner of Emergence since March 2011. Prior to joining Emergence, Mr. Spain was a member of Microsoft Corporation’s Corporate Development group. Prior to joining Microsoft, Mr. Spain was with Electronic Arts Inc., a game software content and services company. He previously was co-Founder and Chief Executive Officer of atMadison.com, Inc., which provided a hosted marketing management solution for small and medium sized companies. Mr. Spain earned a Bachelor of Business Administration degree from the University of Texas at Austin and a Master of Business Administration from The Wharton School of the University of Pennsylvania. Our board of directors determined that Mr. Spain should serve as a director based on his extensive experience in the enterprise and consumer technology sectors, his experience in venture capital and corporate development and his entrepreneurial experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this Form 10-K anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from reporting persons, we believe that during fiscal 2014, all Section 16(a) filing requirements were satisfied on a timely basis except that each of Craig Ramsey, Maja Kristin , James Ramsey and Jenna Mitchell delinquently filed one Form 3 and one Form 4, which reported two transactions. All of such filings were in connection with our initial public offering. Such persons do not own more than 10% of our Class B common stock, which is the class of common stock that they own; however, pursuant to SEC regulations, such persons are deemed to own more than 10% of our Class A common stock, assuming a conversion of their Class B common stock, and no other shares of Class B common stock, into Class A common stock.

Code of Conduct

Our board of directors has adopted a code of conduct that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our code of conduct is posted on the Investors portion of our website at http://ir.veeva.com. We intend to disclose future amendments to, or waiver of, our code of conduct, at the same location on our website identified above.

Stockholder Recommendations for Nominations to the Board of Directors

Our nominating and governance committee has adopted Policies and Procedures for Director Candidates. Stockholder recommendations for candidates to our board of directors must be received by December 31st of the year prior to the year in which the recommended candidates will be considered for nomination, must be directed in writing to Veeva Systems Inc., 4637 Chabot Drive, Suite 210, Pleasanton, CA 94588, Attention: Corporate

Secretary, and must include the candidate’s name, home and business contact information, detailed biographical data and qualifications, information regarding any relationships between us and the candidate within the last three years and evidence of the recommending person’s ownership of our capital stock. Such recommendations must also include a statement from the recommending stockholder in support of the candidate, particularly within the context of the criteria for membership on the board of directors, including issues of character, judgment, diversity, age, independence, expertise, corporate experience, other commitments and the like, personal references and an indication of the candidate’s willingness to serve.

Board Composition

Our business affairs are managed under the direction of our board of directors, which is currently composed of six members. Five of our directors are independent within the meaning of the listing rules of the New York Stock Exchange (NYSE). Our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

•	the Class I directors are Ms. Sohn and Mr. Spain, and their terms will expire at the annual meeting of stockholders to be held in 2014;

•	the Class II directors are Messrs. Armenante and Ritter, and their terms will expire at the annual meeting of stockholders to be held in 2015; and

•	the Class III directors are Messrs. Codd and Gassner, and their terms will expire at the annual meeting of stockholders to be held in 2016.

Directors in a particular class will be elected for three-year terms at the annual meeting of stockholders in the year in which their terms expire. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Each director’s term continues until the election and qualification of his or her successor, or the earlier of his or her death, resignation or removal.

Our restated certificate of incorporation and amended and restated bylaws that are in effect authorize only our board of directors to fill vacancies on our board of directors until the next annual meeting of stockholders. Any additional directorships resulting from an increase in the authorized number of directors would be distributed among the three classes so that, as nearly as possible, each class would consist of one-third of the authorized number of directors. The classification of our board of directors may have the effect of delaying or preventing changes in our control or management.

Director Independence

Our Class A common stock is listed on the NYSE. The listing rules of this stock exchange generally require that a majority of the members of a listed company’s board of directors be independent. In addition, the rules of the NYSE require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the rules of the NYSE, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has determined that none of our non-employee directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of the NYSE. The independent members of our board of directors will hold separate regularly scheduled executive session meetings at which only independent directors are present.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries. Each of Messrs. Armenante and Codd qualify as an independent director pursuant to Rule 10A-3. Our board of directors determined that Mr. Ritter does not satisfy the independence criteria set forth in Rule 10A-3. Accordingly, we are relying on the exemption from the independence requirements of Rule 10A-3 that provides that a minority of the members of our audit committee may be exempt from the independence requirements for one year from the date of effectiveness of this registration statement. We also intend to satisfy the audit committee independence requirement of the NYSE.

Board Leadership Structure

Pursuant to our Corporate Governance Principles, our board of directors may separate or combine the roles of the chairman of the board of directors and chief executive officer when and if it deems it advisable and in our best interests and in the best interests of our stockholders to do so. We currently separate the positions of chairman of the board of directors and chief executive officer. Our board of directors is currently chaired by Mr. Ritter. Separating the positions of chief executive officer and chairman of the board of directors allows our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairman of the board of directors to lead our board of directors in its fundamental role of providing independent advice to, and oversight of, management. Our board of directors believes that having an independent director serve as Chairman is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and governance committee. Our board of directors and its committees set schedules for meeting throughout the year and can also hold special meetings and act by written consent from time to time, as appropriate. Our board of directors has delegated various responsibilities and authority to its committees as generally described below. The committees will regularly report on their activities and actions to the full board of directors. Each member of each committee of our board of directors qualifies as an independent director in accordance with NYSE listing standards. Each committee of our board of directors has a written charter approved by our board of directors. Copies of each charter are posted on the Investors portion of our website at http://ir.veeva.com.

Audit Committee

The members of our audit committee are comprised of Messrs. Armenante, Codd and Ritter, each of whom is a non-employee member of our board of directors and can read and understand fundamental financial statements. Messrs. Armenante and Codd are each independent under the rules and regulations of the Securities and Exchange Commission and the listing standards of the NYSE applicable to audit committee members. Mr. Codd will chair the audit committee. Our board of directors has determined that Mr. Codd qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE.

The audit committee of our board of directors oversees our accounting practices, system of internal controls, audit processes and financial reporting processes. Among other things, our audit committee is responsible for reviewing our disclosure controls and processes and the adequacy and effectiveness of our internal controls. It also discusses the scope and results of the audit with our independent registered public accounting firm, reviews with our management and our independent registered public accounting firm our interim and year-end operating results and, as appropriate, initiates inquiries into aspects of our financial affairs. Our audit committee is responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, our audit committee has sole and direct responsibility for the appointment, retention, compensation and oversight of the work of our independent registered public accounting firm, including approving services and fee arrangements. Significant related party transactions will be approved by our audit committee before we enter into them, as required by applicable rules and listing standards.

Compensation Committee

The members of our compensation committee are comprised of Messrs. Codd and Ritter, each of whom is a non-employee member of our board of directors. Mr. Ritter will chair the compensation committee. The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to executive compensation policies and programs. Among other things, specific responsibilities of our compensation committee include evaluating the performance of our chief executive officer and determining our chief executive officer’s compensation. The compensation committee also determines the compensation of our other executive officers in consultation with our chief executive officer. In addition, our compensation committee administers our stock-based compensation plans, including granting equity awards and approving modifications of such awards. Our compensation committee also reviews and approves various other compensation policies and matters.

Nominating and Governance Committee

The members of our nominating and governance committee are comprised of Messrs. Armenante and Spain, each of whom is a non-employee member of our board of directors. Mr. Armenante will chair the nominating and governance committee. The nominating and governance committee oversees the nomination of directors, including, among other things, identifying, evaluating and making recommendations of nominees to our board of directors and evaluates the performance of our board of directors and individual directors. Our nominating and governance committee is also responsible for reviewing developments in corporate governance practices, evaluating the adequacy of our governance practices and making recommendations to our board of directors concerning corporate governance matters.

Director Compensation

The following table sets forth information about the compensation of the non-employee members of our board of directors who served as a director during our fiscal year ended January 31, 2014. Other than as set forth in the table and described more fully below, during our fiscal year ended January 31, 2014, we did not pay any fees to, make any equity awards or non-equity awards to or pay any other compensation to the non-employee members of our board of directors. Mr. Gassner, our Chief Executive Officer, receives no compensation for his service as a director, and is not included in the table below.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Mark Armenante	—	—
Ronald E.F. Codd(1)	45,000	45,000
Gordon Ritter	—	—
Young Sohn	—	—
Kevin Spain	—	—

(1)

As of January 31, 2014, Mr. Codd held an outstanding option to purchase 156,250 shares of Class B common stock which represents the unexercised portion of an option granted in March 2012 for 312,500 shares of Class B common stock. Mr. Codd’s option was granted under our 2007 Stock Plan with an exercise price of $1.11 per share, in connection with his commencement of service as a member of our board of directors. This option vests over a five-year period, commencing on March 2, 2012, as follows: 20% of the Class B common stock underlying the option vested on March 2, 2013, with the remaining shares vesting in equal monthly installments over four years thereafter. If we are subject to a change in control (defined as the consummation of a merger or our consolidation with or into another entity or our dissolution, liquidation or winding up) before Mr. Codd’s service as a director terminates, then the vested portion of the stock option will be determined by adding 24 months to his time of actual service. Notwithstanding the vesting schedule, the stock option was immediately exercisable in full as of the date of the grant, with the shares underlying the option subject to a lapsing right of repurchase until vested in favor of us at the exercise price.

Non-Employee Director Compensation

We generally have not provided any cash compensation to our non-employee directors for their service on our board of directors or committees of our board of directors, with the exception of the annual cash retainer that is paid to Mr. Codd in the amount of $35,000 for service on our board of directors and $10,000 for service on our audit committee. Mr. Codd’s cash compensation is paid in quarterly installments.

Although we granted an option to Mr. Codd in March 2012 in connection with the commencement of his service on our board of directors and our audit committee, as reflected in the table above, we do not have any established policy with regard to equity-based compensation of members of our board of directors. We have a policy of reimbursing our directors for their reasonable out-of-pocket expenses incurred in attending board of directors and committee meetings.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information concerning the compensation paid to our Chief Executive Officer and our next two most highly compensated executive officers for our fiscal years ended January 31, 2013 and 2014. We refer to these individuals as our named executive officers.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)		Total ($)
Peter P. Gassner	2014	270,833	7,912,742	(2)	—		8,183,575
Chief Executive Officer	2013	225,000	—		—		225,000
Matthew J. Wallach	2014	292,917	3,080,907	(2)	—		3,373,824
President	2013	313,750	—		100,000	(3)	413,750
Timothy S. Cabral	2014	272,917	3,080,907	(2)	—		3,353,823
Chief Financial Officer	2013	245,833	—		—		245,833

(1)	The amounts in this column represent the aggregate grant date fair value of options to purchase shares of our Class B common stock that were granted to each of Messrs. Gassner, Wallach and Cabral, computed in accordance with FASB ASC Topic No. 718. See note 10 of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K for a discussion of the assumptions made by us in determining the grant date fair value of our equity awards. These amounts do not purport to reflect the value that will be recognized by the named executive officers upon sale of the underlying securities.
(2)	The stock options were granted on March 10, 2013 and vest monthly over a five-year period following the vesting commencement date. The vesting commencement dates for the stock option grants are February 1 of 2015, 2014 and 2014 for Messrs. Gassner, Wallach and Cabral, respectively.
(3)	Represents amounts earned by Mr. Wallach in our fiscal year ended January 31, 2013 under his cash incentive bonus program.

Narrative Explanation of Certain Aspects of the Summary Compensation Table

The compensation paid to our named executive officers for the fiscal year ended January 31, 2014 consisted of the following components:

•	base salary; and

•	long-term incentive compensation in the form of stock options.

Base Salaries

In February 2013, the compensation committee of our board of directors approved an increase to the base salaries of each of our named executive officers, which were set as follows, effective as of March 1, 2013: Mr. Gassner—$275,000; Mr. Wallach—$450,000; and Mr. Cabral—$275,000. Mr. Wallach’s base salary remained at that level until the compensation committee of our board of directors, in connection with the grant of new long-term equity awards in March 2013 (as described in further detail below), determined that his base salary would be reduced to $275,000, effective April 1, 2013, so as to position all of our named executive officers at the same base salary level with the majority of their compensation in the form of stock options that vest over time.

Performance-Based Bonuses

During our fiscal year ended January 31, 2014, we did not maintain a bonus program or pay any bonuses to our named executive officers. During our fiscal year ended January 31, 2013, we did maintain a quarterly cash incentive bonus program for Mr. Wallach. Mr. Wallach’s bonus program was based on performance objectives established quarterly by Mr. Gassner. Achievement of the performance objectives was determined by Mr. Gassner following the close of each quarter during our fiscal year ended January 31, 2013.

Stock Awards

We offer stock options and restricted stock units (RSUs) to our employees, including our named executive officers, as the long-term incentive component of our compensation program. Our stock options allow our employees to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant. Our RSUs give our employees the right to receive shares of our common stock upon vesting. In the past, we also have generally offered our employees the opportunity to purchase unvested shares subject to their options, while retaining a right to repurchase from the employee any shares that remain unvested if the employee’s services with us terminate prior to the date on which the options are fully vested, although such practice was discontinued for the most part in 2012. Stock options granted to newly hired employees generally vest as to 20% of the total number of shares subject to the option on the first anniversary of the hire date and in equal monthly installments over the following 48 months. Restricted stock units generally vest quarterly over four years from the vesting commencement date.

In March 2013, the compensation committee of our board of directors granted stock options to each of our named executive officers as described in the “Outstanding Equity Awards at Fiscal 2014 Year-End” table below, as well as to a significant number of our other employees. The grants to our named executive officers, in connection with the determination of their base salaries, were intended to strengthen the long-term component of each such officer’s compensation, provide further retention incentive for these officers and de-emphasize cash-based compensation.

None of our named executive officers is currently eligible for any change in control related benefits. For more information, see “Severance and Change in Control Benefits” below.

Outstanding Equity Awards at Fiscal 2014 Year-End

The following table sets forth information regarding each unexercised option and all unvested restricted stock held by each of our named executive officers as of January 31, 2014.

The vesting schedule applicable to each outstanding award is described in the footnotes to the table below.

		Option Awards								Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)(1)
Peter P. Gassner	5/18/2010	—		—	—	—		—	—	1,302,083	(2)	41,393,219
	3/10/2013	—		—	—	3,333,333	(3)	3.92	3/9/2023	—		—
Matthew J. Wallach	3/10/2013	—		—	—	1,333,333	(3)	3.92	3/9/2023	—		—
Timothy S. Cabral	2/24/2010	250,000	(4)	0.13	2/23/2020	—		—	—	—		—
	3/10/2013	—		—	—	1,333,333	(3)	3.92	3/9/2023	—		—

(1)	The market value of unvested shares is calculated by multiplying the number of unvested shares held by the applicable named executive officer by the closing price of our Class A common stock on January 31, 2014, which was $31.79.
(2)	Represents the unvested portion of 5,208,333 shares of our Class B common stock that were purchased pursuant to the exercise of an option granted in May 2010, and which are subject to our right of repurchase at the exercise price. 1/48th of the shares vest upon the completion of each month of continuous service beginning on January 31, 2011.
(3)	The stock options vest monthly over a five-year period following the vesting commencement date. The vesting commencement dates for the option grants will be February 1 of 2015, 2014 and 2014 for Messrs. Gassner, Wallach and Cabral, respectively.
(4)	Represents the unexercised portion of an option grant for 700,000 shares, which was exercisable in full as of the grant date but subject to our right of repurchase at the exercise price that lapses in accordance with the option’s vesting schedule. 1/4th of the shares subject to the option vested on February 22, 2011, and an additional 1/48th of the option shares vest upon the completion of each additional month of service thereafter.

Severance and Change in Control Benefits

In connection with the commencement of their employment, we entered into offer letters with each of Messrs. Gassner, Wallach and Cabral. The offer letters entered into with Messrs. Gassner, Wallach and Cabral are similar to offer letters entered into with our other employees, and none of Messrs. Gassner, Wallach or Cabral have any contractual rights to receive severance in the event of a termination of their employment.

Additionally, none of our named executive officers is currently eligible for any change in control related benefits. Mr. Gassner was originally eligible for full vesting acceleration with respect to his stock option grant from May 2010 in the event his employment was involuntarily terminated within 12 months following a change in control of our company. However, at his request, the stock option was amended in February 2013 so that it is no longer eligible for such acceleration.

Retirement Benefits

We have established a 401(k) tax-deferred savings plan, which permits participants, including our named executive officers, to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (Code). We are responsible for administrative costs of the 401(k) plan. We may, at our discretion, make matching contributions to the 401(k) plan. No employer contributions have been made to date.

Director Compensation

See Item 10, “Directors, Executive Officers and Corporate Governance” for information regarding director compensation.

Board Oversight of Risk

One of the key functions of our board of directors is informed oversight of our risk management process. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure. Our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its oversight function directly as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. For example, our audit committee is responsible for overseeing the management of risks associated with our financial reporting, accounting and auditing matters; our compensation committee oversees major risks associated with our compensation policies and programs; and our nominating and governance committee oversees the management of risks associated with director independence, conflicts of interest, composition and organization of our board of directors and director succession planning.

Compensation Committee Interlocks and Insider Participation

As noted above, the compensation committee of our board of directors is comprised of Messrs. Codd and Ritter. During our fiscal year ended January 31, 2014, our compensation committee consisted of Messrs. Codd and Ritter. Mr. Armenante was a member of our compensation committee until May 23, 2013. None of our executive officers serves, or served during our fiscal year ended January 31, 2014, as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board of directors or our compensation committee.

Compensation Committee Report

The compensation committee has reviewed and discussed the section captioned “Executive Compensation,” included in this annual report on Form 10-K, with management and, based on such review and discussion, the compensation committee has recommended to our board of directors that this “Executive Compensation” section be included in this annual report on Form 10-K and in our proxy statement for our annual meeting of stockholders.

Submitted by the compensation committee of the board of directors:

Gordon Ritter (Chair)

Ronald E.F. Codd

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 12, 2014 for:

•	each of our named executive officers;

•	each of our directors;

•	all of our executive officers and directors as a group; and

•	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A common stock or Class B common stock.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Class A common stock or Class B common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 15,125,708 shares of Class A common stock and 109,702,612 shares of Class B common stock outstanding at March 12, 2014. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options and restricted stock units held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of March 12, 2014. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Veeva Systems Inc., 4637 Chabot Drive, Suite 210, Pleasanton, California 94588.

	Shares Beneficially Owned				% Total Voting Power (1)
	Class A		Class B
Name of Beneficial Owner	Shares	%	Shares	%
Named Executive Officers and Directors:
Peter P. Gassner(2)	—	*	15,208,333	13.9	13.7
Matthew J. Wallach(3)	—	*	3,066,666	2.8	2.8
Timothy S. Cabral(4)	—	*	766,666	*	*
Mark Armenante(5)	—	*	14,300,000	13.0	12.9
Ronald E.F. Codd(6)	—	*	312,500	*	*
Gordon Ritter(7)	—	*	34,500,000	31.4	31.0
Young Sohn(8)	—	*	13,950,000	12.7	12.5
Kevin Spain(9)	—	*	34,500,000	31.4	31.0
All Executive Officers and Directors as a Group (9 persons)(10)	—	*	82,479,165	74.7	74.2
5% Stockholders:
BlackRock, Inc.(11)	4,199,834	27.8	—	*	*
Craig Ramsey	—	*	6,250,000	5.7	5.6
Emergence Capital Partners II, L.P.(12)	—	*	34,500,000	31.4	31.0
Empire Capital Management, L.L.C.(13)	1,315,000	8.7	—	*	*
Gilder, Gagnon, Howe & Co. LLC(14)	1,070,855	7.1	—	*	*
JPMorgan Chase & Co. and affiliates(15)	830,089	5.5	—	*	*
Maja Kristin(16)	—	*	6,175,000	5.6	5.6
Next Century Growth Investors, LLC(17)	789,412	5.2	—	*	*
Stowers Institute for Medical Research and affiliates(18)	1,125,045	7.4	—	*	*
T.Rowe Price Associates, Inc. and affiliates(19)	2,281,350	15.1	—	*	*
Wells Fargo & Company and affiliates(20)	1,512,230	10.0	—	*	*

*	Less than 1 percent.
(1)	Percentage of total voting power represents voting power with respect to all shares of our Class A and Class B common stock, as a single class. The holders of our Class B common stock are entitled to ten votes per share, and holders of our Class A common stock are entitled to one vote per share. Each share of Class B common stock is convertible, at any time at the option of the holder, into one (1) share of Class A common stock.
(2)	Includes (i) 10,000,000 shares of Class B common stock held directly by Mr. Gassner and (ii) 5,208,333 shares of Class B common stock held by Peter Gassner and Piyajit Gassner as Community Property, of which 976,562 shares may be repurchased by us at the original exercise price as of 60 days following March 12, 2014.
(3)	Includes (i) 900,000 shares of Class B common stock held by Matt Wallach and Cristina Wallach as joint tenants with right of survivorship, (ii) 300,000 shares of Class B common stock held by the Matt Wallach 2012 Irrevocable Trust, (iii) 300,000 shares of Class B common stock held by the Matt Wallach 2013 Irrevocable Trust, (iv) 1,500,000 shares of Class B common stock held directly by Mr. Wallach and (v) 66,666 shares of Class B common stock issuable to Mr. Wallach pursuant to options exercisable within 60 days of March 12, 2014.
(4)	Includes (i) 200,000 shares of Class B common stock held by Tim Cabral and Julia Cabral as community property, (ii) 250,000 shares of Class B common stock held by the TC 2013 Annuity Trust and (iii) 316,666 shares of Class B common stock issuable to Mr. Cabral pursuant to options exercisable within 60 days of March 12, 2014.
(5)	Includes (i) 11,300,000 shares of Class B common stock held directly by Mr. Armenante, (ii) 1,000,000 shares of Class B common stock held by Mark A. Armenante and Elizabeth T. Armenante, Trustees of the Elizabeth T. Armenante Grantor Retained Annuity Trust dated May 20, 2013, (iii) 1,000,000 shares of Class B common stock held by Mark A. Armenante and Elizabeth T. Armenante, Trustees of the Mark A. Armenante Grantor Retained Annuity Trust dated May 20, 2013, (iv) 500,000 shares of Class B common stock held by the Christina E. Armenante Trust 2000 U/A dated July 14, 2000 and (v) 500,000 shares of Class B common stock held by the Andrew M. Armenante Trust 2000 U/A dated July 14, 2000.
(6)	Includes (i) 156,250 shares of Class B common stock held directly by Mr. Codd, of which 20,833 shares may be repurchased by us at the original exercise price as of 60 days following March 12, 2014 and (ii) 156,250 shares of Class B common stock issuable to Mr. Codd pursuant to an option exercisable within 60 days of March 12, 2014, of which none of the shares were vested as of such date.

(7)	Consists of 34,500,000 shares of Class B common stock held by Emergence Capital Partners II, L.P. (ECP II), as reflected in footnote 12 below. Mr. Ritter, a member of our board of directors, is a member of Emergence GP Partners, LLC (EGP) and has shared voting and dispositive power with regard to the shares directly held by ECP II. Mr. Ritter disclaims beneficial ownership of the securities except to the extent of his pecuniary interest therein.
(8)	Consists of 12,950,000 shares of Class B common stock held directly by Ms. Sohn and (ii) 1,000,000 shares of Class B common stock held by Young Sohn Grantor Retained Annuity Trust dated May 21, 2013.
(9)	Consists of 34,500,000 shares of Class B common stock held by ECP II, as reflected in footnote 12 below. Mr. Spain, a member of our board of directors, is a partner of Emergence Equity Partners II, L.P. (EEP II) and has shared voting and dispositive power with regard to the shares directly held by ECP II. Mr. Spain disclaims beneficial ownership of the securities except to the extent of his pecuniary interest therein.
(10)	Includes (i) 82,104,165 shares of Class B common stock beneficially owned by the directors and named executive officers as reflected in footnotes 2 through 9, (ii) 150,000 shares of Class B common stock held directly by an executive officer who is not a named executive, of which 31,250 shares may be repurchased by us at the original exercise price as of 60 days following March 12, 2014, and (iii) 225,000 shares of Class B common stock issuable to such officer pursuant to options exercisable within 60 days of March 12, 2014, of which none of the shares were vested as of such date.
(11)	Based solely on information reported on a Schedule 13G filed with the SEC on February 10, 2014, BlackRock, Inc. has sole voting power over 4,166,744 shares of Class A common stock and sole dispositive power over 4,199,834 shares of Class A common stock. The subsidiaries included in the report were as follows: BlackRock (Luxembourg) S.A., BlackRock Advisors (UK) Limited, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock Investment Management (Australia) Limited, BlackRock Investment Management, LLC. According to the filing, BlackRock (Luxembourg) S.A. and BlackRock Advisors, LLC beneficially own more than five percent of our total outstanding Class A common stock. The address of BlackRock, Inc. is 40 East 52nd Street, New York, New York 10022.
(12)	Consists of 34,500,000 shares of Class B common stock held by ECP II. EEP II is the sole general partner of ECP II and EGP is the sole general partner of EEP II. Jason Green, Brian Jacobs and Gordon Ritter are members of EGP and share voting and dispositive power over the shares held by each of these entities. Kevin Spain is a partner of EEP II and shares voting and dispositive power over the shares held by ECP II. Mr. Ritter and Mr. Spain are also members of our board of directors. Each member disclaims beneficial ownership of the securities except to the extent of his pecuniary interest therein. The address of ECP II is 160 Bovet Road, Suite 300, San Mateo, California 94402.
(13)	Based solely on information reported on a Schedule 13G/A filed with the SEC on February 14, 2014 by Empire Capital Management, L.L.C. (Empire Management), Scott A. Fine, Peter J. Richards, Empire Management have shared dispositive power over 1,315,000 shares of Class A common stock. The filing states that Empire Management serves as the investment manager to, and has investment discretion over the securities held by, Empire Capital Partners, L.P. (Empire Onshore), Empire Capital Partners, Ltd. (Empire Offshore), Empire Capital Partners Enhanced Master Fund, Ltd. (Empire Enhanced Master, and together with Empire Onshore and Empire Offshore, the Empire Investment Funds) and Charter Oak Partners L.P. and Charter Oak Partners II L.P. (together, the Empire Sub-Advised Funds). Messrs. Fine and Richards are the only managing members of Empire Management. The address of Empire Management and Messrs. Fine and Richards is 1 Gorham Island, Suite 201, Westport, Connecticut 06880.
(14)	Based solely on the information reported on a Schedule 13G filed with the SEC on February 12, 2014, Gilder, Gagnon, Howe & Co. LLC has sole voting power over 25,342 shares of Class A common stock and shared dispositive power over 1,047,313 shares of Class A common stock. The filing states that the shares reported include 802,913 shares held in customer accounts over which partners and/or employees of Gilder, Gagnon, Howe & Co. LLC have discretionary authority to dispose of or direct the disposition of the shares, 244,400 shares held in accounts owned by the partners of the Gilder, Gagnon, Howe & Co. LLC and their families, and 25,342 shares held in the account of the profit-sharing plan of Gilder, Gagnon, Howe & Co. LLC. The address of Gilder, Gagnon, Howe & Co. LLC is 3 Columbus Circle, 26th Floor, New York, New York 10019.
(15)	Based solely on information reported on a Schedule 13G filed with the SEC on February 4, 2014, JPMorgan Chase & Co. has sole voting power over 808,777 shares of Class A common stock, shared voting power over 251 shares of Class A common stock, sole dispositive power over 830,089 shares of Class A common stock and shared dispositive power over 304 shares of Class A common stock. The subsidiaries included in the report were as follows: JPMorgan Chase Bank, National Association, J.P. Morgan Investment Management Inc., JPMorgan Asset Management (UK) Ltd., J.P. Morgan Trust Company of Delaware, JPMorgan Asset Management (Canada) Inc., none of which beneficially own more than five percent of our total outstanding Class A common stock. The address of JPMorgan Chase & Co. is 270 Park Avenue, New York, New York, 10017.
(16)	Consists of 6,175,000 shares of Class B common stock held by Maja Kristin, as Trustee of the Maja Kristin Revocable Trust, dated August 27, 2012.
(17)	Based solely on the information reported on a Schedule 13G filed with the SEC on February 14, 2014, Next Century Growth Investors, LLC has shared voting and dispositive power over 789,412 shares of Class A common stock, which may be deemed beneficially owned within the meaning of Rule 13d-3 of the Exchange Act by (a) Next Century Growth Investors, LLC by virtue of its investment discretion and/or voting power over client securities, which may be revoked and (b) Thomas L. Press and Robert E. Scott, as a result of their positions with and ownership positions in Next Century Growth Investors, LLC which could be deemed to confer upon each of them voting and/or investment power over the shares. Each of Next Century Growth Investors, LLC and Messrs. Press and Scott disclaim beneficial ownership of the shares except to the extent of each of their respective pecuniary interested therein, if any. The address of Next Century Growth Investors, LLC and Messrs. Press and Scott is 5500 Wayzata Blvd., Suite 1275, Minneapolis, Minnesota 55416.

(18)	Based solely on the information reported on a Schedule 13G filed with the SEC on February 13, 2014, Stowers Institute for Medical Research, American Century Companies, Inc., American Century Investment Management, Inc. and American Century Mutual Funds, Inc. have sole voting and dispositive power over 788,191 shares of Class A common stock. The address of Stowers Institute for Medical Research, American Century Companies, Inc., American Century Investment Management, Inc. and American Century Mutual Funds, Inc. is 4500 Main Street, 9th Floor, Kansas City, Missouri 64111.
(19)	Based solely on the information reported on a Schedule 13G/A filed with the SEC on February 10, 2014, T. Rowe Price Associates, Inc. (Price Associates) has sole voting power over 397,600 shares of Class A common stock and sole dispositive power over 2,281,350 shares of Class A common stock and T. Rowe Price New Horizons Fund, Inc. has sole dispositive voting power over 1,003,300 shares of Class A common stock. Price Associates does not serve as custodian of the assets of any of its clients; accordingly, in each instance only the client or the client’s custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. The address of Price Associates is 100 E. Pratt Street, Baltimore, Maryland 21202.
(20)	Based solely on the information reported on a Schedule 13G filed with the SEC on March 10, 2014, Wells Fargo & Company and certain of its subsidiaries had sole voting and dispositive power over 10,900 shares of Class A common stock, shared voting power over 1,454,890 shares of Class A common stock and shared dispositive power over 1,512,230 shares of Class A common stock. The address of Wells Fargo & Company is 420 Montgomery Street, San Francisco, California 94104.

Equity Compensation Plan Information

The following table provides information as of January 31, 2014 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, RSUs, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)
Equity compensation plans approved by stockholders	25,580,487	$3.22	6,065,657
Equity compensation plans not approved by stockholders	—	—	—

Total	25,580,487		6,065,657

(1)	The weighted average exercise price does not take into account outstanding restricted stock or RSUs.
(2)	Included in this amount are 4,000,000 shares available for future issuance under the 2013 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the compensation arrangements with our directors and executive officers described elsewhere in this annual report on Form 10-K, the following is a description of each transaction since February 1, 2011 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeds or will exceed $120,000; and

•	any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Officer Loan

We entered in a full-recourse promissory note with Matthew J. Wallach, our President, in February 2011. Pursuant to this note, we loaned Mr. Wallach $250,000. This loan bore interest at the rate per annum of 0.51%, compounded annually. This loan and all accrued interest were repaid in full by Mr. Wallach in April 2013. As of January 31, 2014, there was no outstanding balance on this loan.

Amended and Restated Investors’ Rights Agreement

We have entered into an investors’ rights agreement with certain holders of our capital stock, including entities with which certain of our directors are affiliated. These stockholders are entitled to rights with respect to the registration of their shares under the Securities Act.

Employment Arrangements with Immediate Family Members of Our Executive Officers and Directors

Ted Wallach, a brother of Matthew J. Wallach, our President, has been employed by us since September 2010. Ted Wallach serves as a senior product manager. During our fiscal years ended January 31, 2012, 2013 and 2014, Ted Wallach had total cash compensation, including base salary, bonus and other compensation, of $0.1 million, $0.2 million and $0.2 million, respectively.

Ted Wallach’s compensation level was based on reference to internal pay equity when compared to the compensation paid to employees in similar positions that were not related to our executive officers and directors. He was also eligible for equity awards on the same general terms and conditions as applicable to other employees in similar positions who were not related to our executive officers and directors.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers and certain other key employees. The indemnification agreements will provide that we indemnify each of our directors, executive officers and such other key employees against any and all expenses incurred by that director, executive officer, or other key employee because of his or her status as one of our directors, executive officers, or other key employees, to the fullest extent permitted by Delaware law, our restated certificate of incorporation and our amended and restated bylaws. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, we will advance all expenses incurred by our directors, executive officers and other key employees in connection with a legal proceeding.

Policies and Procedures for Related Party Transactions

Pursuant to our code of conduct and audit committee charter, any related party transaction or series of transactions with an executive officer, director, or any of such persons’ immediate family members or affiliates, in which the amount, either individually or in the aggregate, involved exceeds $120,000 must be presented to our audit committee for review, consideration and approval. All of our directors and executive officers are required to report to our audit committee any such related party transaction. In approving or rejecting the proposed transactions, our audit committee shall consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable, the impact on a director’s independence. Our audit committee shall approve only those transactions that, in light of known circumstances, are not inconsistent with Veeva’s best interests, as our audit committee determines in the good faith exercise of its discretion.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is incorporated by reference to portions of our proxy statement for our Annual Meeting of Stockholders to be held in 2014. The proxy statement will be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2014, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

1. Financial Statements. See Index to Consolidated Financial Statements under Item 8 of this annual report on Form 10-K.

2. Financial Statement Schedules. All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the consolidated financial statements or related notes.

3. Exhibits. We have filed, or incorporated into this annual report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately following the signature page of this annual report on Form 10-K.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 18th day of March, 2014.

VEEVA SYSTEMS INC.

/s/ Timothy S. Cabral
Timothy S. Cabral
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Peter P. Gassner and Timothy S. Cabral, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter P. Gassner Peter P. Gassner	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2014

/s/ Timothy S. Cabral Timothy S. Cabral	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2014

/s/ Mark Armenante Mark Armenante	Director	March 18, 2014

/s/ Ronald E.F. Codd Ronald E.F. Codd	Director	March 18, 2014

/s/ Gordon Ritter Gordon Ritter	Chairman of the Board of Directors	March 18, 2014

/s/ Young Sohn Young Sohn	Director	March 18, 2014

/s/ Kevin Spain Kevin Spain	Director	March 18, 2014

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Registrant.	8-K	001-36121	3.1	10/22/13

3.2	Amended and Restated Bylaws of Registrant.	S-1/A	333-191085	3.4	10/3/13

4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-191085	4.1	10/3/13

4.2	Amended and Restated Investors’ Rights Agreement, dated May 16, 2008, by and among the Registrant and the other parties thereto.	S-1	333-191085	4.2	9/11/13

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-191085	10.1	10/3/13

10.2*	2007 Stock Plan and forms of agreements thereunder.	S-1	333-191085	10.2	9/11/13

10.3*	2012 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-191085	10.3	9/11/13

10.4*	2013 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-191085	10.4	10/3/13

10.5*	2013 Employee Stock Purchase Plan.	S-1/A	333-191085	10.5	10/3/13

10.6	Office Lease Agreement, dated December 2008, between Registrant and Hacienda Pleasanton Park MD Parent, LLC, as amended June 11, 2010, January 31, 2011, April 2, 2012 and June 25, 2013.	S-1/A	333-191085	10.6	10/3/13

10.7**	Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended December 3, 2010, December 13, 2010, April 15, 2011, August 23, 2011, September 29, 2011, April 3, 2012 and May 24, 2012.	S-1/A	333-191085	10.7	9/20/13

10.8**	Eighth Amendment, dated March 3, 2014, to Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended.	8-K	001-36121	10.1	3/4/14

10.9*	Offer letter, dated June 20, 2013, between Peter P. Gassner and the Registrant.	S-1	333-191085	10.8	9/11/13

10.10*	Offer letter, dated June 19, 2013, between Matthew J. Wallach and the Registrant.	S-1	333-191085	10.9	9/11/13

10.11*	Offer letter, dated January 25, 2010, between Timothy S. Cabral and the Registrant.	S-1	333-191085	10.10	9/11/13

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.12*	Offer letter, dated March 16, 2012, between Ronald E. F. Codd and the Registrant.	S-1	333-191085	10.11	9/11/13

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see page 113 of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS††	XBRL Instance Document.					X

101.SCH††	XBRL Taxonomy Schema Linkbase Document.					X

101.CAL††	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF††	XBRL Taxonomy Definition Linkbase Document.					X

101.LAB††	XBRL Taxonomy Labels Linkbase Document.					X

101.PRE††	XBRL Taxonomy Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan.
**	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions have been submitted separately to the Securities and Exchange Commission (SEC).
†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Veeva Systems Inc. under the Securities Act of 1933, as amended (Securities Act), or the Securities Exchange Act of 1934, as amended (Exchange Act), whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.