Form 10-Q
period 2014-04-30
VEEVA SYSTEMS INC
filed 2014-06-06
CIK 1393052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2014

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

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

As of May 23, 2014, there were 38,861,724 shares of the Registrant’s Class A common stock outstanding and 88,936,584 shares of the Registrant’s Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	April 30,	January 31,
	2014	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$188,888	$262,507
Short-term investments	156,608	25,625
Accounts receivable, net of allowance for doubtful accounts of $317 and $305, respectively	61,217	58,433
Deferred income taxes	2,075	2,075
Income tax receivable	4,494	1,389
Other current assets	5,500	3,703

Total current assets	418,782	353,732
Property and equipment, net	2,494	2,445
Capitalized internal-use software, net	1,645	1,585
Goodwill	4,850	4,850
Intangible assets, net	6,141	6,551
Other long-term assets	1,212	1,145

Total assets	$435,124	$370,308

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,098	$2,117
Accrued compensation and benefits	14,519	8,750
Accrued expenses and other liabilities	7,876	7,931
Income tax payable	866	439
Deferred revenue	74,872	67,380

Total current liabilities	101,231	86,617
Deferred income taxes, noncurrent	1,698	1,698
Other long-term liabilities	1,909	1,897

Total liabilities	104,838	90,212

Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 38,301,754 and 15,044,750 issued and outstanding at April 30, 2014 and January 31, 2014, respectively	—	—
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 89,271,904 and 109,746,795 issued and outstanding at April 30, 2014 and January 31, 2014, respectively	1	1
Additional paid-in capital	274,491	231,534
Accumulated other comprehensive income	31	19
Retained earnings	55,763	48,542

Total stockholders’ equity	330,286	280,096

Total liabilities and stockholders’ equity	$435,124	$370,308

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended April 30,
	2014	2013
	(Unaudited)
Revenues:
Subscription services	$48,521	$27,937
Professional services and other	18,200	14,851

Total revenues	66,721	42,788

Cost of revenues(1):
Cost of subscription services	12,040	6,950
Cost of professional services and other	13,910	10,759

Total cost of revenues	25,950	17,709

Gross profit	40,771	25,079

Operating expenses(1):
Research and development	8,992	5,527
Sales and marketing	12,814	7,662
General and administrative	6,408	3,717

Total operating expenses	28,214	16,906

Operating income	12,557	8,173
Other expense, net	(30)	(499)

Income before income taxes	12,527	7,674
Provision for income taxes	5,306	2,829

Net income	$7,221	$4,845

Net income attributable to Class A and Class B common stockholders, basic and diluted	$7,128	$926

Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.06	$0.04

Diluted	$0.05	$0.03

Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	123,902	21,610

Diluted	142,849	32,988

Other comprehensive income:
Net change in unrealized gains on available-for-sale investments	$46	$3
Net change in cumulative foreign currency translation gain	(34)	—

Comprehensive income	$7,233	$4,848

(1) Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$53	$3
Cost of professional services and other	582	93
Research and development	887	195
Sales and marketing	776	183
General and administrative	958	261

Total stock-based compensation	$3,256	$735

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Class A & B Common stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount
Balance at January 31, 2014	124,791,545	$1	$231,534	$48,542	$19	$280,096
Issuance of common stock upon exercise of stock options (unaudited)	1,392,113	—	685	—	—	685
Vesting of early exercised stock options (unaudited)	—	—	119	—	—	119
Share-based compensation expense (unaudited)	—	—	3,295	—	—	3,295
Follow-on offering, net of issuance costs (unaudited)	1,390,000	—	34,479	—	—	34,479
Excess tax benefits from stock-based compensation (unaudited)	—	—	4,379	—	—	4,379
Other comprehensive income (unaudited)	—	—	—	—	12	12
Net income (unaudited)	—	—	—	7,221	—	7,221

Balance at April 30, 2014 (unaudited)	127,573,658	$1	$274,491	$55,763	$31	$330,286

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended April 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities
Net income	$7,221	$4,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	930	267
Amortization of premiums on short-term investments	312	89
Stock-based compensation	3,256	735
Bad debt expense	28	91
Changes in operating assets and liabilities:
Accounts receivable	(2,812)	(888)
Income taxes	(2,678)	(393)
Other current and non-current assets	(1,861)	(528)
Accounts payable	912	(1,702)
Accrued expenses and other liabilities	5,318	4,947
Deferred revenue	7,492	5,456
Long-term liabilities	12	104

Net cash provided by operating activities	18,130	13,023

Cash flows from investing activities
Purchases of short-term investments	(135,116)	(1,357)
Maturities and sales of investments	3,867	700
Purchases of property and equipment	(299)	(217)
Payments for capitalized internal-use software	(220)	—
Proceeds from (issuance of) note receivable–related party	—	253
Payments for restricted cash and deposits	(3)	(212)

Net cash used in investing activities	(131,771)	(833)

Cash flows from financing activities
Proceeds from early exercise of common stock options	—	43
Proceeds from exercise of common stock options	685	231
Net proceeds from follow-on offering	34,994	—
Excess tax benefits from stock-based compensation	4,379	—

Net cash provided by financing activities	40,058	274

Effect of exchange rate changes on cash and cash equivalents	(36)	—
Net change in cash and cash equivalents	(73,619)	12,464
Cash and cash equivalents at beginning of period	262,507	31,890

Cash and cash equivalents at end of period	$188,888	$44,354

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$3,918	$2,945

Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$69	$18

Vesting of early exercised stock options	$119	$153

Offering costs not yet paid	$515	$—

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(Unaudited)

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

Follow-on Offering

On March 31, 2014, we closed our follow-on offering of 13,800,000 shares of Class A common stock (inclusive of 1,800,000 shares sold upon the full exercise of the over-allotment option granted to the underwriters), which included 1,390,000 shares sold by us and a total of 12,410,000 shares sold by certain selling stockholders. The public offering price of the shares sold in the offering was $26.35 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. Our proceeds from the offering were approximately $35.3 million after deducting underwriting discounts and commissions, and before deducting $0.8 million in total estimated offering expenses. As of April 30, 2014, we had received net cash proceeds of $35.0 million, which do not reflect $0.5 million of the estimated offering expenses not yet paid that are included as accrued expenses on the condensed consolidated balance sheet.

Principles of Consolidation and Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting, and include the accounts of our wholly owned subsidiaries after elimination of intercompany accounts and transactions. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Veeva’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed on March 18, 2014. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.

The consolidated balance sheet as of January 31, 2014 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, our comprehensive income and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2015 or any other period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the condensed consolidated financial statements and the notes thereto. These estimates are based on information available as of the date of the condensed consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Significant items subject to such estimates and assumptions include, but are not limited to:

•	the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements;

•	the realizability of deferred income tax assets;

•	the fair value of our stock-based awards; and

•	the capitalization and estimated useful life of internal-use software development costs.

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

Our subscription services arrangements are generally non-cancellable and do not provide for refunds to customers in the event of cancellations. We record revenues net of any sales or excise taxes.

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

The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	April 30,	January 31,
	2014	2014
Customer 1	*	*
Customer 2	*	10%

*	Does not exceed 10%.

The following customers individually exceeded 10% of total revenues for the periods shown:

	Three Months Ended April 30,
	2014	2013
Customer 1	*	10%
Customer 2	*	10

*	Does not exceed 10%.

Note 2.	Short-Term Investments

We classify short-term investments as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All short-term investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in the condensed consolidated statements of comprehensive income. Interest, amortization of premiums, and accretion of discount on all short-term investments classified as available for sale are also included as a component of other income (expense), net, in the condensed consolidated statements of comprehensive income.

At April 30, 2014, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Asset-backed securities	$3,700	$3	$—	$3,703
Commercial paper	4,997	—	—	4,997
Corporate notes and bonds	23,845	25	—	23,870
U.S. agency obligations	102,595	32	(11)	102,616
U.S. treasury securities	21,411	11	—	21,422

Total available-for-sale securities	$156,548	$71	$(11)	$156,608

At January 31, 2014, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate notes and bonds	$10,499	$9	$(1)	$10,507
U.S. agency obligations	15,111	7	—	15,118

Total available-for-sale securities	$25,610	$16	$(1)	$25,625

We may sell our short-term investments at any time for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying condensed consolidated balance sheets. The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	April 30,	January 31,
	2014	2014
Due in one year or less	$64,836	$17,667
Due in greater than one year	91,772	7,958

Total	$156,608	$25,625

We have certain available-for-sale securities in a gross unrealized loss position, all of which have been in such position for less than twelve months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in our condensed consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income. There were no impairments considered other-than-temporary as of April 30, 2014 and January 31, 2014.

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of April 30, 2014 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
U.S. agency obligations	$39,197	$(11)

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of January 31, 2014 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Corporate notes and bonds	$1,403	$(1)

Note 3.	Property and Equipment, Net

Property and equipment, net consists of the following as of the dates shown (in thousands):

	April 30,	January 31,
	2014	2014
Equipment and computers	$2,168	$1,912
Furniture and fixtures	997	948
Leasehold improvements	1,042	979

	4,207	3,839
Less accumulated depreciation	(1,713)	(1,394)

Total property and equipment, net	$2,494	$2,445

Total depreciation expense for the three months ended April 30, 2014 and 2013 was $0.3 million and $0.2 million, respectively.

Note 4.	Capitalized Internal-Use Software

Capitalized internal-use software, net, consisted of the following as of the dates shown (in thousands):

	April 30,	January 31,
	2014	2014
Capitalized internal-use software development costs	$3,093	$2,834
Less accumulated amortization	(1,448)	(1,249)

Capitalized internal-use software development costs, net	$1,645	$1,585

During the three months ended April 30, 2014 we capitalized $0.3 million for internal-use software development costs. We did not capitalize any internal-use software during the three months ended April 30, 2013.

Capitalized internal-use software amortization expense for the three months ended April 30, 2014 and 2013 was $0.2 million and $0.1 million, respectively.

Note 5.	Intangible Assets

The following schedule presents the details of intangible assets as of April 30, 2014 (in thousands):

	April 30, 2014
	Gross Carrying	Accumulated		Remaining Useful Life
	Amount	Amortization	Net	(in years)
Data update technology	$3,680	$(636)	$3,044	4.1
Database	2,570	(555)	2,015	3.1
Customer relationships	1,020	(147)	873	5.1
Software	304	(95)	209	2.1

	$7,574	$(1,433)	$6,141

The following schedule presents the details of intangible assets as of January 31, 2014 (in thousands):

	January 31, 2014
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Data update technology	$3,680	$(452)	$3,228	4.4
Database	2,570	(394)	2,176	3.4
Customer relationships	1,020	(104)	916	5.4
Software	304	(73)	231	2.3

	$7,574	$(1,023)	$6,551

Amortization expense associated with acquired intangible assets for the three months ended April 30, 2014 was $0.4 million. As April 30, 2013, we did not have any acquired intangible assets.

The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Estimated
Amortization
Period	Expense
Remainder of fiscal 2015	$1,239
Fiscal 2016	1,650
Fiscal 2017	1,579
Fiscal 2018	1,154
Fiscal 2019	454
Thereafter	65

Total	$6,141

Note 6.	Fair Value Measurements

The carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

Financial assets and financial liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of April 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$56,401	$—	$—	$56,401
Commercial paper	—	6,300	—	6,300
Corporate notes and bonds	—	3,502	—	3,502
U.S. agency obligations	—	13,871	—	13,871
U.S. treasury securities	—	2,000	—	2,000
Short-term investments
Asset backed-securities	—	3,703	—	3,703
Commercial paper	—	4,997	—	4,997
Corporate notes and bonds	—	23,870	—	23,870
U.S. agency obligations	—	102,616	—	102,616
U.S. treasury securities	—	21,422	—	21,422

Total	$56,401	$182,281	$—	$238,682

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$170,235	$—	$—	$170,235
Commercial paper	—	9,999	—	9,999
U.S. treasury securities	—	33,153	—	33,153
Short-term investments
Corporate notes and bonds	—	10,507	—	10,507
U.S. agency obligations	—	15,118	—	15,118

Total	$170,235	$68,777	$—	$239,012

We determine the fair value of our security holdings based on pricing from our pricing vendors. The valuation techniques used to measure the fair value of financial instruments having Level 2 inputs were derived from non-binding consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). We perform procedures to ensure that appropriate fair values are recorded such as comparing prices obtained from other sources.

Note 7.	Income Taxes

For the three months ended April 30, 2014 and 2013, our effective tax rates were 42.4% and 36.9%, respectively. Our effective tax rate increased 5.5% during the three months ended April 30, 2014 as compared to the same period in the prior fiscal year primarily due to the expiration of the federal research and development tax credit and a reduction of the domestic production activities deduction caused by the increased stock option activity during the quarter.

In July 2013, the FASB ratified ASU 2013-11 “Presenting an Unrecognized Tax Benefit (“UTB”) When a Net Operating Loss Carryforward Exists” (“ASU 2013-11”). ASU 2013-02 provides that an UTB, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. We adopted this ASU on February 1, 2014, and the impact was not significant on our condensed consolidated results of operations and financial position.

There were no material changes to our unrecognized tax benefits in the three months ended April 30, 2014, and we do not expect to have any significant changes to unrecognized tax benefits during the next twelve months. Net deferred tax assets were $0.4 million as of April 30, 2014 and are primarily federal net operating loss carryforwards and future tax consequences of differences between financial statement carrying amounts of assets and liabilities on their respective tax bases. The tax years from 2007 remain open to examination for both federal and California and 2009 for other states. The tax years from 2010 remain open to examination in our various foreign jurisdictions.

We maintain a valuation allowance against state and certain other foreign deferred tax assets.

Note 8.	Stockholders’ Equity

Common Stock

As of April 30, 2014, we had 38,301,754 shares of Class A common stock and 89,271,904 shares of Class B common stock outstanding, of which 1,391,915 shares of Class B common stock were unvested, resulting from employees exercising stock options prior to vesting.

As of January 31, 2014, we had 15,044,750 shares of Class A common stock and 109,746,795 shares of Class B common stock outstanding, of which 1,824,457 shares of Class B common stock were unvested, resulting from employees exercising stock options prior to vesting.

Early Exercise of Employee Options

We historically have allowed for the early exercise of options granted under the 2007 Stock Plan (2007 Plan) prior to vesting. The 2007 Plan allows for such exercises by means of cash payment, surrender of already outstanding common stock, a same day broker assisted sale or through any other form or method consistent with applicable laws, regulations and rules. Historically, all exercises have been through cash payment. The unvested shares are subject to our repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options, and reclassified to common stock as our repurchase right lapses. At April 30, 2014 and January 31, 2014, there were unvested shares in the amount of 1,391,915 and 1,824,457, respectively, which were subject to repurchase at an aggregate price of approximately $0.4 million and $0.5 million, respectively.

Stock Option Activity

A summary of stock option activity for the three months ended April 30, 2014 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (in years)	value
Options outstanding at January 31, 2014	25,424,437	$3.22	8.5	$726,649,586
Options Granted	300,000	32.26
Options Exercised	(1,392,113)	0.49		$30,842,309
Options Forfeited/Cancelled	(153,950)	5.48

Options outstanding at April 30, 2014	24,178,374	$3.73	8.1	$379,453,926

Options vested and exercisable at April 30, 2014	4,362,659	$0.80	6.5	$80,302,465
Options vested and exercisable at April 30, 2014 and expected to vest thereafter	22,566,905	$3.67	8.1	$355,302,503

The weighted average grant-date fair value of options granted during the three months ended April 30, 2014 and 2013 was $15.47 and $2.38, respectively, per share.

As of April 30, 2014, there was $40.0 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under the 2007 Plan, 2012 EIP and 2013 EIP. This cost is expected to be recognized over a weighted average period of 5.0 years.

As of April 30, 2014, we had authorized and unissued shares of common stock to satisfy exercises of stock options.

Our closing stock price as reported on the New York Stock Exchange as of April 30, 2014 was $19.21. The total intrinsic value of options exercised was approximately $30.8 million for the three months ended April 30, 2014.

Restricted Stock Units

A summary of restricted stock unit (RSU) activity for the three months ended April 30, 2014 is as follows:

		Weighted
	Unreleased	average
	Restricted	grant date
	Stock Units	fair value
Unreleased RSUs at January 31, 2014	156,050	$36.52
RSUs Granted	183,775	27.17
RSUs Forfeited	(5,400)	34.98

Unreleased RSUs at April 30, 2014	334,425	$31.41

During the three months ended April 30, 2014, we issued RSUs under the 2013 EIP with a weighted-average grant date fair value of $27.17.

As of April 30, 2014, there was a total of $9.5 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 3.7 years. We did not grant RSUs for the three months ended April 30, 2013.

Stock-Based Compensation

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Three Months Ended April 30,
	2014	2013
Volatility	48%	42%
Expected life (in years)	6.27	6.32 – 8.23
Risk-free interest rate	1.85%	1.03% – 1.65%
Dividend yield	—%	—%

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (ESPP) permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our Class A common stock on the first day of the applicable offering period or the fair market value of our Class A common stock on the purchase date. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. No shares were purchased under the ESPP as of April 30, 2014.

The following table presents the weighted-average assumptions used to calculate out stock-based compensation for each stock purchase under the ESPP:

Three Months Ended
April 30, 2014
Volatility	44%
Expected life (in years)	0.58
Risk-free interest rate	0.10%
Dividend yield	—%

The amounts of stock-based compensation capitalized for internal-use software in the three months ended April 30, 2014 and 2013 were immaterial.

Note 9.	Net Income per Share Attributable to Common Stockholders

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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Three Months Ended April 30,
	2014		2013
	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$1,258	$5,963	$—	$4,845
Noncumulative dividends on convertible preferred stock	—	—	—	(140)
Undistributed earnings allocated to participating securities	(16)	(77)	—	(3,779)

Net income attributable to common stockholders, basic	$1,242	$5,886	$—	$926

Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	21,589	102,313	—	21,610

Net income per share attributable to common stockholders, basic	$0.06	$0.06	$—	$0.04

Diluted
Numerator
Net income attributable to common stockholders, basic	$1,242	$5,886	$—	$926
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	5,886	—	—	—
Reallocation of net income to Class B common stock	—	165	—	—

Net income attributable to common stockholders, diluted	$7,128	$6,051	$—	$926

Denominator
Number of shares used for basic EPS computation	21,589	102,313	—	21,610
Conversion of Class B to Class A common stock	102,313	—	—	—
Effect of potentially dilutive securities	18,947	18,947	—	11,378

Weighted average shares used in computing net income per share attributable to common stockholders, diluted	142,849	121,260	—	32,988

Net income per share attributable to common stockholders, diluted	$0.05	$0.05	$—	$0.03

Note 10. Commitments and Contingencies

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

On August 6, 2013, Prolifiq Software, Inc. (Prolifiq) filed a lawsuit against us in the U.S. District Court for the Northern District of California, alleging that Veeva CRM Approved Email infringes U.S. Patent No. 7,634,556 held by Prolifiq. Prolifiq filed a First Amended Complaint on September 10, 2013, alleging that Veeva CRM Approved Email also infringes U.S. Patent Nos. 7,707,317, 8,296,378, 7,966,374 and 8,171,077 held by Prolifiq, in addition to U.S. Patent No. 7,634,556. The First Amended Complaint seeks unspecified monetary damages, attorneys’ fees, costs and injunctive relief against us. We answered the First Amended Complaint on October 1, 2013. Prolifiq filed a Second Amended Complaint on October 10, 2013, asserting the same five patents. We answered the Second Amended Complaint on October 24, 2013. On January 31, 2014, Prolifiq’s claims related to U.S. Patent Nos. 7,707,317, 7,966,374 and 8,171,077 were dismissed without prejudice pursuant to a stipulation of dismissal. On April 4, 2014, Prolifiq filed a Third Amended Complaint. In addition to its remaining claims of patent infringement, Prolifiq seeks to assert a cause of action for alleged trade secret misappropriation. Discovery remains open and a claim construction hearing is currently set for June 17, 2014. Based on the facts available at this time, the ultimate resolution of this matter and the associated financial impact, if any, remains uncertain. Even if the result of this litigation is adverse to us, the amount or range of possible losses to which we are exposed cannot be reasonably estimated at this time. While Veeva CRM Approved Email revenues have represented a very minor portion of our total revenues, intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on our results of operations or cash flows.

From time to time, we may be involved in other legal proceedings and subject to claims incident to the ordinary course of business. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any legal proceedings, other than as set forth above, the outcome of which, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial position. Regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Leases

Rent expense for operating leases were $0.7 million and $0.5 million for the three months ended April 30, 2014 and 2013, respectively.

Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2014 are as follows (in thousands):

Operating
Period	leases
Remainder of 2015	$1,990
Fiscal 2016	2,210
Fiscal 2017	1,406
Fiscal 2018	615
Fiscal 2019	494
Thereafter	7

Total	$6,722

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce Platform in combination with our developed technology to deliver our Veeva CRM solution, including hosting infrastructure and data center operations provided by salesforce.com. On March 3, 2014, we extended the term of the Value-Added Reseller Agreement for an additional ten years through September 1, 2025 and amended our minimum order commitments. As of April 30, 2014, we remained obligated to pay fees of at least $496.7 million prior to September 1, 2025 in connection with this agreement.

Note 11.	Information about Geographic Areas

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

	Three Months Ended April 30,
	2014	2013
Revenues by geography
North America	$37,478	$25,916
Europe	16,546	10,633
Asia Pacific	12,697	6,239

Total revenues	$66,721	$42,788

Long-lived assets by geographic area are as follows as of the date shown (in thousands):

	April 30,	January 31,
	2014	2014
Long-lived assets by geography
North America	$1,575	$1,341
Europe	339	509
Asia Pacific	580	595

Total long-lived assets	$2,494	$2,445

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Veeva provides industry-specific, cloud-based software solutions for the life sciences industry, which we refer to as Industry Cloud solutions. Our Industry Cloud solutions enable pharmaceutical and other life sciences companies to realize the benefits of modern cloud-based architectures and mobile applications for their most critical business functions, without compromising industry-specific functionality or regulatory compliance. Our customer relationship management solution, Veeva CRM, and the applications that complement Veeva CRM, enable our customers to increase the productivity and compliance of their sales and marketing functions. Our regulated content management and collaboration solutions, Veeva Vault, enable our customers to manage a range of highly regulated, content-centric processes across the enterprise. Our customer master solution, Veeva Network, which includes our proprietary database of healthcare provider and healthcare organization data, enables our customers to create and maintain accurate customer data.

Veeva CRM was our first commercially available solution and has made up the vast majority of our revenue historically. For instance, in our fiscal year ended January 31, 2014, we derived approximately 95% of our subscription services revenues from our Veeva CRM and Veeva CRM complementary solutions. In the quarter ended April 30, 2014, total revenues associated with our Veeva Vault and Veeva Network solutions, comprised in excess of 10% of our total revenues. The contribution of revenues associated with Veeva Vault and Veeva Network is expected to increase as a percentage of total revenue going forward. However, we have less experience selling Veeva Vault, Veeva Network and our newer commercial applications that complement Veeva CRM. To the extent that these more recently introduced solutions do not achieve significant market acceptance, our business and results of operations may be adversely affected. In particular, certain of our Veeva Vault solutions are offered to segments of the life sciences industry to which we have less experience marketing, including the research and development organizations of life sciences companies and emerging biotechnology companies. We must be successful in marketing to these and other potential newer industry segments. We intend to increase the adoption of our solutions by increasing the size of our sales force. However, the timing and effectiveness of any increase in our sales organization is difficult to predict.

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

The primary purpose of our professional services organization is to promote customer success and effective deployments of our Industry Cloud solutions. This component of our revenues can be variable period to period depending on a number of factors, including the achievement of milestones in our professional services arrangements, and the requirements, complexity and timing of our customer’s implementation projects. Historically, professional services revenues have represented a material portion of our total revenues. For example, professional services revenues were 30% of total revenues in the fiscal year ended January 31, 2014.

For the three months ended April 30, 2014 and 2013, total revenues were $66.7 million and $42.8 million, respectively, representing period-over-period growth of 56%. For the three months ended April 30, 2014 and 2013, our subscription services revenues were $48.5 million and $27.9 million, respectively, representing period-over-period growth of 74%. We generated net income of $7.2 million and $4.8 million for the three months ended April 30, 2014 and 2013, respectively.

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

Adoption of Our Solutions by Existing and New Customers. Most of our customers initially deploy our solutions to a limited number of users within a division or geography and may only initially deploy a limited set of our available solutions. Our future growth is dependent upon our existing customers’ continued success and renewals of subscriptions to our solutions, deployment of our solutions to additional users around the world, and the purchase of subscriptions to additional solutions. Our growth is also dependent on the adoption of our solutions by new customers. In particular, our Veeva Vault solutions are offered to segments of the life sciences industry to which we have less experience marketing, including the research and development organizations of life sciences companies as well as emerging biotechnology companies, and we must be successful in marketing to these and other potential new segments.

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

Mix of Subscription and Professional Services Revenues. We believe our investments in professional services have driven customer success and facilitated the further adoption of our solutions by our customers. During the initial period of deployment by a customer, we generally provide a greater amount of configuration, implementation and training than later in the deployment. At the same time, many of our customers have historically purchased subscriptions for only a limited set of their total potential users during their initial deployments. As a result of these factors, the proportion of total revenues for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of users often increases, we have observed and continue to expect the mix of total revenues to shift more toward subscription services revenues. As a result, we expect the proportion of our total revenues from subscription services to increase over time.

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our Industry Cloud solutions. Professional services revenues consist primarily of fees from implementation services, configuration, training and managed services related to our solutions. For the three months ended April 30, 2014, subscription services revenues constituted 73% of total revenues and professional services and other revenues constituted 27% of total revenues.

New subscription orders typically have a one-year term and automatically renew unless notice of cancellation is provided in advance. If a customer adds users or solutions to an existing order, such additional orders will generally be coterminous with the initial order, and as a result, orders for additional users or solutions will commonly have a term of less than one year. Subscription orders are generally billed at the subscription commencement date in annual or quarterly increments. Because the term of orders for additional users or solutions is commonly less than one year and payment terms may be quarterly, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenues for any given period of time.

Subscription services revenues are recognized ratably over the order term beginning when the solution has been provisioned to the customer. Our subscription services agreements are generally non-cancellable during the term, although customers typically have the right to terminate their agreements for cause in the event of material breach. Subscription services revenues are affected primarily by the number of customers, the number of users (or other subscription usage metric) at each customer that uses our solutions and the number of solutions subscribed to by each customer.

Our professional services engagements are primarily billed on a time and materials basis and revenues are typically recognized as the services are rendered. Professional services revenues are affected primarily by our customers’ demands for implementation services, configuration, training and managed services in connection with our solutions.

Cost of Revenues

Cost of subscription services revenues primarily consists of fees paid to salesforce.com, inc. for our use of the Salesforce Platform and the associated hosting infrastructure and data center operations that are provided by salesforce.com, other third-party expenses related to data center capacity, personnel related costs associated with hosting our subscription services and providing support, operating lease expense associated with computer equipment and software and allocated overhead, amortization expense associated with capitalized internal-use software related to our subscription services and amortization expense associated with purchased intangibles related to our subscription services. Cost of subscription services revenues for our Veeva Vault and Veeva Network solutions do not include fees to salesforce.com because the Salesforce Platform is not used in those solutions. We intend to continue to invest additional resources in our subscription services to broaden our product offerings and increase our delivery capacity. For example, we may open additional data centers, expand our current data centers in the future and continue to make investments in the availability and security of our solutions. The timing of when we incur these additional expenses will affect our cost of revenues in absolute dollars in the affected periods.

Cost of professional services and other revenues consists primarily of employee-related expenses associated with providing these services, including salaries, benefits and stock-based compensation expense, the cost of subcontractors, travel costs and allocated overhead. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscription services due to the direct labor costs and costs of subcontractors.

Operating Expenses

We accumulate certain costs such as office rent, utilities and other facilities costs and allocate them across the various departments based on headcount. We refer to these costs as “allocated overhead.”

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Consolidated Statements of Income Data:
Revenues:
Subscription services	$48,521	$27,937
Professional services and other	18,200	14,851

Total revenues	66,721	42,788

Cost of revenues(1):
Cost of subscription services	12,040	6,950
Cost of professional services and other	13,910	10,759

Total cost of revenues	25,950	17,709

Gross profit	40,771	25,079

Operating expenses(1):
Research and development	8,992	5,527
Sales and marketing	12,814	7,662
General and administrative	6,408	3,717

Total operating expenses	28,214	16,906

Operating income	12,557	8,173
Other expense, net	(30)	(499)

Income before income taxes	12,527	7,674
Provision for income taxes	5,306	2,829

Net income	$7,221	$4,845

(1)	Includes stock-based compensation as follows:

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Cost of revenues:
Cost of subscription services	$53	$3
Cost of professional services and other	582	93
Research and development	887	195
Sales and marketing	776	183
General and administrative	958	261

Total stock-based compensation	$3,256	$735

	Three Months Ended April 30,
	2014	2013
Consolidated Statements of Income Data:
Revenues:
Subscription services	72.7%	65.3%
Professional services and other	27.3	34.7

Total revenues	100.0	100.0

Cost of revenues:
Cost of subscription services	18.0	16.2
Cost of professional services and other	20.8	25.1

Total cost of revenues	38.8	41.3

Gross profit	61.2	58.7

Operating expenses:
Research and development	13.5	12.9
Sales and marketing	19.2	17.9
General and administrative	9.6	8.7

Total operating expenses	42.3	39.5

Operating income	18.9	19.2
Other expense, net	—	(1.2)

Income before income taxes	18.9	18.0
Provision for income taxes	8.0	6.6

Net income	10.9%	11.4%

	Three Months Ended April 30,
	2014	2013	% Change
	(dollars in thousands)
Revenues:
Subscription services	$48,521	$27,937	74%
Professional services and other	18,200	14,851	23

Total revenues	$66,721	$42,788	56

Percentage of revenues:
Subscription services	72.7%	65.3%
Professional services and other	27.3	34.7

Total revenues	100.0%	100.0%

Total revenues for the three months ended April 30, 2014 increased $23.9 million from the prior year period, of which $20.6 million was from subscription services revenues and $3.3 million from professional services and other revenues. Subscription services revenues were 73% of total revenues for the three months ended April 30, 2014, compared to 65% of total revenues for the prior year comparable period, reflecting the growth in our subscription services revenues as our customers expanded their use of our solutions across new divisions and geographies, and adopted our newer products.

Four percent of the increase in subscription services revenues was attributable to orders from existing customers that were placed on or prior to April 30, 2013 and the renewal of such orders through April 30, 2014. Ninety-six percent of the increase in subscription services revenues was attributable to new orders placed after April 30, 2013 to deploy our solutions to additional users within our existing customer base and to new users at new customers. New orders from existing customers consisted of expanded use of our solutions within a given customer and the addition of solutions not previously utilized by a given customer. Subscription services revenues from North America, as measured by the estimated location of the end users for subscription services, made up 56% of subscription services revenues in the three months ended April 30, 2014 and 64% of subscription services revenues in the three months ended April 30, 2013. This shift in geographic revenue mix was primarily due to the more rapid rate of revenue growth from deployments in both Europe and Asia as compared to North America.

Professional services and other revenues for the three months ended April 30, 2014 increased $3.3 million from the prior year period. Ninety-six percent of the professional services and other revenues was attributable to existing customers that signed agreements with us on or prior to April 30, 2013 and 4% of the professional services and other revenues was attributable to customers that signed agreements with us after April 30, 2013. Professional services revenues from North America, as measured by the estimated location of the user for which the services were performed, made up 57% of professional services revenues in the three months ended April 30, 2014, as compared to 54% in the prior year period.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended April 30,
	2014	2013	% Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$12,040	$6,950	73%
Cost of professional services and other	13,910	10,759	29

Total cost of revenues	$25,950	$17,709	47

Gross margin percentage:
Subscription services	75.2%	75.1%
Professional services and other	23.6	27.6
Total gross margin percentage	61.1%	58.6%
Gross profit	$40,771	$25,079	63%

Cost of revenues for the three months ended April 30, 2014 increased $8.2 million from the prior year period, of which $5.1 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase of users of our Veeva CRM solution, which drove an increase of $3.7 million in salesforce.com fees combined with a $0.5 million increase in employee compensation-related costs, and a $0.4 million increase in amortization of purchased intangible assets.

We expect cost of subscription services revenues to increase in absolute dollars in the near term and to decrease as a percentage of total subscription services revenues over time with the continued growth in the revenue contribution from Veeva Vault and Veeva Network, as these products have a slightly higher subscription services gross margin than Veeva CRM.

Cost of professional services and other revenues for the three months ended April 30, 2014 increased $3.1 million from the prior year period, primarily due to a $3.1 million increase in employee compensation-related costs, which includes an increase of $0.5 million in stock-based compensation, resulting from a 43% year-over-year increase in the headcount of our professional services team.

We expect cost of professional services and other revenues to increase in absolute dollars in the near term and to increase slightly as a percentage of professional services and other revenues.

Gross profit as a percentage of total revenues for the three months ended April 30, 2014 and 2013 were 61% and 59%, respectively. The increases compared to the prior periods are largely due to an increase in the proportion of total revenues attributable to subscription services revenues, which have higher gross margins than professional services and other revenues, and to a lesser extent due to the increased revenue contribution of our Veeva Vault and Veeva Network solutions, which have a slightly higher subscription services gross margin than Veeva CRM.

Operating Expenses and Operating Margin

Operating expenses include research and development, sales and marketing and general and administrative expenses. As we continue to invest in our growth though hiring additional headcount and expansion of our headquarters, we expect operating expenses to increase in absolute dollars and as a percentage of revenue in the near term which may result in a slight decrease in our operating margin.

Research and Development

	Three Months Ended April 30,
	2014	2013	% Change
	(dollars in thousands)
Research and development	$8,992	$5,527	63%
Percentage of total revenues	13.5%	12.9%

Research and development expenses for the three months ended April 30, 2014 increased $3.5 million from the prior year period, primarily as a result of an increase of $3.3 million in employee compensation-related costs, which includes an increase of $0.7 million in stock-based compensation. The increase in employee compensation-related costs resulted from annual merit increases, a headcount increase of 61% as well as an increase in employer payroll tax expense related to the exercise and subsequent sale of nonqualified stock options after the lock-up expiration.

We expect research and development expenses to increase in absolute dollars in the near term, primarily due to higher headcount as we continue to add developers and invest in our solutions.

Sales and Marketing

	Three Months Ended April 30,
	2014	2013	% Change
	(dollars in thousands)
Sales and marketing	$12,814	$7,662	67%
Percentage of total revenues	19.2%	17.9%

Sales and marketing expenses for the three months ended April 30, 2014 increased $5.2 million from the prior year period, primarily due to an increase of $3.8 million in employee compensation-related costs, which includes an increase of $0.6 million in stock-based compensation, and an increase of $0.8 million in marketing program costs. The increase in employee compensation-related costs resulted from annual merit increases, a headcount increase of 56% as well as an increase in employer payroll tax expense related to the exercise and subsequent sale of nonqualified stock options after the lock-up expiration.

We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily driven by employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our newer research and development-focused solutions and our continued expansion of our international sales capacity across all our solutions.

General and Administrative

	Three Months Ended April 30,
	2014	2013	% Change
	(dollars in thousands)
General and administrative	$6,408	$3,717	72%
Percentage of total revenues	9.6%	8.7%

General and administrative expenses for the three months ended April 30, 2014 increased $2.7 million from the prior year period, primarily due to an increase of $1.7 million in employee compensation-related costs, which includes an increase of $0.7 million in stock-based compensation, and an increase of $0.8 million in third-party professional services costs. The increase in employee compensation-related costs resulted from annual merit increases, a headcount increase of 60% as well as an increase in employer payroll tax expense related to the exercise and subsequent sale of nonqualified stock options after the lock-up expiration.

We expect general and administrative expenses to increase in absolute dollars in the near term, primarily due to higher headcount and additional expenses, such as professional services from third-party providers, including legal and accounting fees to address public company requirements and ongoing litigation, as described in “Legal Proceedings” in this report, and to provide increased administrative support to our foreign operations.

Other Expense, Net

	Three Months Ended April 30,
	2014	2013	% Change
	(dollars in thousands)
Other expense, net	$(30)	$(499)	(94)%

Other expense, net for the three months ended April 30, 2014 decreased by $0.5 million from the prior year period, primarily due to a decrease in foreign currency loss of $0.4 million resulting from fluctuations in foreign exchange rates for our foreign currency denominated transactions as compared to the prior period, and an increase of $0.4 million in interest income, offset by an increase in investment amortization of $0.3 million. The higher interest income and investment amortization compared to the prior year period was primarily attributable to our higher cash and investment balances.

Provision for Income Taxes

	Three Months Ended April 30,
	2014	2013	% Change
	(dollars in thousands)
Income before income taxes	$12,527	$7,674	63%
Provision for income taxes	5,306	2,829	88
Effective tax rate	42.4%	36.9%

Provision for income taxes for the three months ended April 30, 2014 increased by $2.5 million from the prior year period, primarily due to the expiration of the federal research and development tax credit and a reduction of the domestic production activities deduction caused by the increased stock option activity.

Our effective tax rate was 42.4% and 36.9% for the three months ended April 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$18,130	$13,023
Net cash used in investing activities	(131,771)	(833)
Net cash provided by financing activities	40,058	274
Effect of exchange rate changes on cash and cash equivalents	(36)	—

Net change in cash and cash equivalents	$(73,619)	$12,464

As of April 30, 2014, our principal sources of liquidity for working capital purposes were cash, cash equivalents and short-term investments totaling $345.5 million, of which $10.3 million represented cash and cash equivalents held outside of the United States.

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

On March 31, 2014, we closed our follow-on offering of 13,800,000 shares of Class A common stock (inclusive of 1,800,000 shares sold upon the full exercise of the over-allotment option granted to the underwriters), which included 1,390,000 shares sold by us and a total of 12,410,000 shares sold by certain selling stockholders. The public offering price of the shares sold in the offering was $26.35 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. Our proceeds from the offering were approximately $35.3 million after deducting underwriting discounts and commissions, and before deducting total estimated offering expenses in connection with the offering of $0.8 million. As of April 30, 2014, we had received net cash proceeds of $35.0 million, which does not reflect $0.5 million of the estimated offering expenses not yet paid that are included as accrued expenses on the condensed consolidated balance sheet.

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

Net cash provided by operating activities was $18.1 million for the three months ended April 30, 2014. Our cash provided by operating activities during the three months ended April 30, 2014 primarily reflected our net income of $7.2 million, and adjustments for non-cash items including $3.3 million of stock-based compensation expense and $0.9 million of depreciation and amortization expense. Additional sources of cash were from changes in our working capital, which included a $7.5 million increase in deferred revenue resulting primarily from increased orders from new and existing customers and a $5.3 million increase in accrued expenses, which reflects timing of payments primarily related to employee compensation related accruals and accruals for our salesforce.com fees associated with our subscription services revenues. These sources of cash were partially offset by a $2.8 million increase in accounts receivable in part related to the timing of billings and collections and a $2.7 million increase in our income tax obligations related to the timing of tax payments.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used to purchase marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.

Net cash used in investing activities was $131.8 million for the three months ended April 30, 2014 resulting primarily from $131.2 million in net purchases of marketable securities.

Cash Flows from Financing Activities

The cash flows from financing activities relate to proceeds from our follow-on offering of Class A common stock, stock option exercises and early stock option exercises.

Net cash provided by financing activities was $40.1 million for the three months ended April 30, 2014 resulting primarily from the net proceeds from our follow-on offering of $35.0 million, combined with $4.4 million in excess tax benefits from employee exercise of options.

Commitments

Our principal commitments primarily consist of obligations for minimum payment commitments to salesforce.com and leases for office space. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025.

As of April 30, 2014, the future non-cancellable minimum payments under these commitments were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 -3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Purchase commitments	$496,747	$3,344	$—	$—	$493,403
Operating lease obligations	6,722	1,990	3,616	1,109	7

Total	$503,469	$5,334	$3,616	$1,109	$493,410

During the remainder of the fiscal year ending January 31, 2015, we anticipate leasing additional office space in various locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. We expect our future operating lease obligations will increase as we expand our operations.

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

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $345.5 million as of April 30, 2014. This amount was invested primarily in money market funds, corporate notes and bonds, and certificates of deposit. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On August 6, 2013, Prolifiq Software, Inc. (Prolifiq) filed a lawsuit against us in the U.S. District Court for the Northern District of California, alleging that Veeva CRM Approved Email infringes U.S. Patent No. 7,634,556 held by Prolifiq. Prolifiq filed a First Amended Complaint on September 10, 2013, alleging that Veeva CRM Approved Email also infringes U.S. Patent Nos. 7,707,317, 8,296,378, 7,966,374 and 8,171,077 held by Prolifiq, in addition to U.S. Patent No. 7,634,556. The First Amended Complaint seeks unspecified monetary damages, attorneys’ fees, costs and injunctive relief against us. We answered the First Amended Complaint on October 1, 2013. Prolifiq filed a Second Amended Complaint on October 10, 2013, asserting the same five patents. We answered the Second Amended Complaint on October 24, 2013. On January 31, 2014, Prolifiq’s claims related to U.S. Patent Nos. 7,707,317, 7,966,374 and 8,171,077 were dismissed without prejudice pursuant to a stipulation of dismissal. On April 4, 2014, Prolifiq filed a Third Amended Complaint. In addition to its remaining claims of patent infringement, Prolifiq seeks to assert a cause of action for alleged trade secret misappropriation. Discovery remains open and a claim construction hearing is currently set for June 17, 2014. Based on the facts available at this time, the ultimate resolution of this matter and the associated financial impact, if any, remains uncertain. Even if the result of this litigation is adverse to us, the amount or range of possible losses to which we are exposed cannot be reasonably estimated at this time. While Veeva CRM Approved Email revenues have represented a very minor portion of our total revenues, intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on our results of operations or cash flows.

From time to time, we may be involved in other legal proceedings and subject to claims incident to the ordinary course of business. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any legal proceedings, other than as set forth above, the outcome of which, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial position. Regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

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

In our fiscal years ended January 31, 2013 and 2014, our revenues grew by 111% and 62%, respectively, as compared to revenues from the prior fiscal year, and revenues for our fiscal quarter ended April 30, 2014 grew by approximately 56%, as compared to the same period a year ago. We expect the growth rate of our revenues to decline in future periods. At the same time, we expect our future expenses to increase as we continue to invest in our business. We expect to incur significant future expenditures related to:

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

If our newer solutions, including Veeva Vault, Veeva Network and our newer commercial applications that complement Veeva CRM, are not successfully adopted by new and existing customers, the growth rate of our revenues and operating results will be adversely affected.

Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including Veeva Vault, Veeva Network and our newer commercial applications that complement Veeva CRM. These solutions were recently introduced and although revenues related to Veeva Vault and Veeva Network exceeded 10% of our total revenues in the first quarter of our fiscal year ending January 31, 2015, it is uncertain whether these solutions will ever result in significant revenues or comprise a significant portion of our total revenues. It may take us significant time and we may incur significant expense to effectively market and sell these solutions, or to develop other new solutions and make enhancements to our existing solutions. If Veeva Vault, Veeva Network, our newer commercial applications that complement Veeva CRM, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.

We have experienced rapid growth in recent periods, and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

Since we were founded, we have experienced rapid growth and expansion of our operations. For instance, our employee headcount has increased from 437 as of January 31, 2013 to 725 employees as of January 31, 2014. As of April 30, 2014 our headcount was 766, and we plan on hiring additional employees in the future. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure, facilities and other resources. Our ability to manage our operations and growth will require us to continue to expand our research and development, sales and marketing, professional services and finance and administration teams, as well as our facilities and infrastructure. We will also be required to refine our operational, financial and management controls and reporting systems and procedures. Moreover, if we fail to efficiently manage this expansion, our costs and expenses may increase more than we plan and we may fail to expand our customer base, enhance our existing solutions, develop new solutions, satisfy the requirements of our existing customers, respond to competitive challenges or otherwise execute our business plan. If we are unable to manage our growth, our operating and financial results likely would be harmed.

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

In our fiscal years ended January 31, 2012, 2013 and 2014, our top 10 customers accounted for 61%, 54% and 56% of our total revenues, respectively. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers. The loss of any of our key customers, or a failure of one or more of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenues, reputation and our ability to obtain new customers. In addition, acquisitions of our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.

Our agreement with salesforce.com imposes significant financial commitments on us which we may not be able to meet and which could negatively impact our financial results in the future.

Key and substantial portions of our Veeva CRM solution, and the commercial applications that complement our Veeva CRM solution, are developed on and/or utilize the Salesforce Platform of salesforce.com, inc. Under our agreement, salesforce.com provides the hosting infrastructure and data center for portions of the Veeva CRM solution, as well as the system administration, configuration, reporting and other platform level functionality. In exchange, we pay salesforce.com a fee. Our agreement with salesforce.com requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. If we are not able to meet the minimum order commitments, the required true-up payments will negatively impact our margins, cash flows, cash balance and financial condition, and our stock price may decline.

All of our revenues are generated by sales to life sciences industry customers, and factors that adversely affect this industry, including mergers within the life sciences industry, could also adversely affect us.

All of our sales are to customers in the life sciences industry, in particular the pharmaceutical and biotechnology industries. Demand for our solutions could be affected by factors that adversely affect the life sciences industry. The life sciences industry is highly regulated and competitive, has been adversely affected by the recent economic downturn and has experienced periods of considerable consolidation. Changes in regulations could require us to expend significant resources in order to ensure that our solutions continue to meet the needs our customers. In addition, competition, consolidation, expiration of key patents and other general economic and industry specific factors could lead to a significant reduction in pharmaceutical sales representatives and other personnel that use our solutions. Recently, for example, mergers of large life sciences companies have been discussed which, if consummated, have the potential to reduce demand for one or more of our solutions as a result of potential personnel reductions over time. For these reasons and others, selling to life sciences companies can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Accordingly, our operating results and our ability to efficiently provide our solutions to life sciences companies and to grow or maintain our customer base could be adversely affected as a result of factors that affect the life sciences industry generally.

Our quarterly results may fluctuate significantly, which could prevent us from meeting investor expectations, or our own guidance, and which would adversely impact the value of our Class A common stock.

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

The market for cloud-based solutions is not as mature as the market for on-premise enterprise software in the life sciences industry, and it is uncertain whether cloud-based solutions will achieve and sustain high levels of customer demand and market acceptance in the life sciences industry. Our success will depend to a substantial extent on the widespread adoption of cloud-based solutions in the life sciences industry, and of Veeva CRM and the commercial applications that complement Veeva CRM, Veeva Vault and Veeva Network in particular. Many enterprises, and in particular in the life sciences industry, have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to cloud-based solutions. It is difficult to predict customer adoption rates and demand for our solutions, the future growth rate and size of the cloud computing market or the entry of competitive solutions. The expansion of cloud-based solutions, particularly in the life sciences industry, depends on a number of factors, including the cost, performance and perceived value associated with cloud-based solutions, as well as the ability of providers of cloud-based solutions to address security, privacy and unique regulatory requirements or concerns. If we or other cloud-based solution providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based solutions in the life sciences industry, including our solutions, may be adversely affected. If cloud-based solutions do not achieve widespread adoption in the life sciences industry, or there is a reduction in demand for cloud-based solutions caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, our revenues could decrease and our business could be adversely affected.

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

Defects or disruptions in our solutions could result in diminishing demand for our solutions, a reduction in our revenues and subject us to substantial liability.

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

Key and substantial portions of our Veeva CRM solution and the commercial applications that complement our Veeva CRM solution, are developed on or utilize the Salesforce Platform of salesforce.com, inc., and we rely on our agreement with salesforce.com to continue to use the Salesforce Platform as combined with the proprietary aspects of our Veeva CRM solutions.

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

Also, if either party elects not to renew the agreement at the end of its September 1, 2025 term or if the agreement is terminated by us as a result of salesforce.com’s breach, the agreement provides for a five-year wind-down period in which we would be able to continue providing the Salesforce Platform as combined with the proprietary aspects of our solutions to our existing customers but would be limited with respect to the number of additional subscriptions we could sell to our existing customers. After the wind-down period, we would no longer be able to use the Salesforce Platform.

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

Veeva CRM is primarily hosted by salesforce.com from data centers located in California, Virginia and Japan. Veeva Vault, Veeva Network, and certain portions of Veeva CRM and the commercial applications that complement Veeva CRM, are hosted by third parties other than salesforce.com from data centers located in California, Virginia and Japan. We do not control the operation of the data centers hosted by salesforce.com for Veeva CRM. While we control and have access to our servers and all of the components of our network that are located in our external data centers for Veeva Vault, Veeva Network and certain portions of Veeva CRM, we do not control the operation of these facilities. The owners of our non-salesforce.com data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

Problems faced by our third-party data center locations, including those operated by salesforce.com, could adversely affect the experience of our customers. The operators of the data centers could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by the operators of the data centers or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our data centers or cause such data centers and systems to fail. Any changes in third-party service levels at our data centers or any disruptions or other performance problems with our solutions could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services or potential losses of customer data. Interruptions in our services might reduce our revenues, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to potential liability or adversely affect our renewal rates.

If we fail to manage our technical operations infrastructure, our existing customers may experience service outages and our new customers may experience delays in the deployment of our solutions.

We have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our solutions. However, the provision of new hosting infrastructure requires adequate lead-time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It is also possible that such problems could result in losses of customer data. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays in the deployment of our solutions as we seek to obtain additional capacity, which could adversely affect our reputation and adversely affect our revenues.

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

Because we often bill customers on a quarterly basis and accept orders of relatively short duration, deferred revenue and change in deferred revenue may not be an accurate indicator of our future financial results.

Our subscription orders are generally billed beginning at the subscription commencement date in annual or quarterly increments. Many of our customers, including many of our large customers, are billed on a quarterly basis and therefore a substantial portion of the value of contracts billed on a quarterly basis will not be reflected in our deferred revenue at the end of any given quarter. Also, because the terms of orders for additional users or solutions are typically co-terminus with the related subscription agreements, the terms of these agreements for additional users or solutions can be for relatively short periods of time and less than one year and payment terms may also be quarterly. Therefore, the annualized value of such orders that we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenues for any given period of time. However, many companies that provide cloud-based software do not have business models similar to ours, bill their customer agreements differently, have different agreement and renewal terms and experience different levels of seasonality, and, therefore, they report changes in deferred revenue as a key operating or financial metric. Accordingly, although we do not believe that changes in our deferred revenue should be viewed as key operating or financial metrics by investors, it is possible that analysts or investors may view this metric as important to them and any changes in our deferred revenue balances in different periods could adversely affect the market price of our Class A common stock.

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

There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, on August 6, 2013, Prolifiq Software, Inc. (Prolifiq) filed a lawsuit against us in the U.S. District Court for the Northern District of California, alleging that Veeva CRM Approved Email infringes U.S. Patent No. 7,634,556 held by Prolifiq. Prolifiq filed a First Amended Complaint on September 10, 2013, alleging that Veeva CRM Approved Email also infringes U.S. Patent Nos. 7,707,317, 8,296,378, 7,966,374 and 8,171,077 held by Prolifiq, in addition to U.S. Patent No. 7,634,556. The First Amended Complaint seeks unspecified monetary damages, attorneys’ fees, costs and injunctive relief against us. We answered the First Amended Complaint on October 1, 2013. Prolifiq filed a Second Amended Complaint on October 10, 2013, asserting the same five patents. We answered the Second Amended Complaint on October 24, 2013. On January 31, 2014, Prolifiq’s claims related to U.S. Patent Nos. 7,707,317, 7,966,374 and 8,171,077 were dismissed without prejudice pursuant to a stipulation of dismissal. On April 4, 2014, Prolifiq filed a Third Amended Complaint. In addition to its remaining claims of patent infringement, Prolifiq seeks to assert a cause of action for alleged trade secret misappropriation. Discovery remains open and a claim construction hearing is currently set for June 17, 2014. We intend to vigorously defend this lawsuit but we cannot be certain of the outcome. In the future, others may claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

If we fail to develop widespread brand awareness cost-effectively, our business may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our solutions, attracting new customers, and generating and maintaining profitability. Brand promotion activities may not generate customer awareness or increase revenues, and even if they do, any increase in revenues may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.

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

Our estimate of the market size for our solutions we have provided publicly may prove to be inaccurate, and even if the market size is accurate, we cannot assure you our business will serve a significant portion of the market.

Our estimate of the market size for our solutions we have provided publicly, sometimes referred to as total addressable market or TAM, is subject to significant uncertainty and is based on assumptions and estimates, including our internal analysis and industry experience, which may not prove to be accurate. These estimates are, in part, based upon the size of the general application areas in which our solutions are targeted. Our ability to serve a significant portion of this estimated market is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. For example, in order to address the entire TAM we have identified, we must continue to enhance and add functionality to our existing solutions and introduce new solutions. Accordingly, even if our estimate of the market size is accurate, we cannot assure you that our business will serve a significant portion of this estimated market for our solutions.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our second annual report on Form 10-K following our initial public offering, which will be for our fiscal year ending January 31, 2015, provide a management report on internal controls over financial reporting. The Sarbanes-Oxley Act also requires that our management report on internal controls over financial reporting be attested to by our independent registered public accounting firm, to the extent we are no longer an “emerging growth company,” as defined by the Jumpstart Our Businesses Act of 2012 (JOBS Act). We do not expect to have our independent registered public accounting firm attest to our management report on internal controls over financial reporting for so long as we are an emerging growth company.

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

We report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. These jurisdictions include Australia, Canada, China, France, Germany, Hungary, Israel, Italy, Japan, Singapore, Spain, Thailand and the U.K. The international nature and organization of our business activities are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

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

Risks Related Ownership of Our Class A Common Stock

Our Class A common stock price has been and will likely continue to be volatile.

The trading price of our Class A common stock has been and will likely continue to be volatile for the foreseeable future. Since shares of our Class A common stock were sold in our initial public offering in October 2013 at a price of $20.00 per share, our stock price has ranged from $17.11 to $49.00 through June 5, 2014. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our Class A common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, such as those in this “Risk Factors” section and others including:

•	fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to revenues ratio or price to earnings ratio;

•	overall performance of the equity markets;

•	variations in our operating results, including revenues, earnings per share, cash flows from operating activities and other financial metrics and non-financial metrics, and how those results compare to analyst expectations, including whether those results fail to meet, exceed or significantly exceed analyst expectations;

•	forward-looking statements related to our projections of future operating results, including the guidance we give in our regular earnings releases, changes in our projections of our future operating results or our failure to meet, exceed or significantly exceed these projections;

•	the net increases in the number of customers, either independently or as compared with published expectations of industry, financial or other analysts that cover us;

•	changes in our other financial, operational or other metrics, regardless of whether we regard those as metrics that reflect the current state of or longer-term prospects of our business;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our Class A common stock;

•	announcements of technological innovations, new solutions or enhancements to services, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions or rumors of such transactions involving us or our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	disruptions in our solutions due to computer hardware, software or network problems, security breaches or other man-made or natural disasters;

•	the economy as a whole, market conditions in our industry and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding Class A common stock;

•	the operating performance and market value of other similar companies;

•	changes in legislation relating to our existing or future solutions;

•	litigation or other claims against us;

•	the size of our market float; and

•	any other factors discussed herein.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2014, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 95.9% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

In the future, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. We expect to issue securities to employees and directors pursuant to our equity incentive plans. If we sell common stock, convertible securities or other equity securities in subsequent transactions, or common stock is issued pursuant to equity incentive plans, our investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock, including our Class A common.

Sales of a substantial number of shares of our common stock in the public market, or the perception that they might occur, could cause the price of our Class A common stock to decline.

We have a small public float relative to the total number of shares of our Class A and Class B common stock that are issued and outstanding and a substantial majority of our issued and outstanding shares are currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers. Upon the expiration of the underwriters’ lock-up agreements from our follow-on public offering, which will occur on June 16, 2014, approximately 88 million shares will be eligible for sale, subject in some cases to volume and other restrictions of Rule 144 under the Securities Act of 1933, as amended.

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

If securities or industry analysts do not continue to publish research or if they publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us or additional industry analysts do not initiate coverage of us, the trading price for our Class A common stock may be adversely affected. In addition, the stock prices of many companies in the high technology industry have declined significantly after those companies have failed to meet, or often times significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet (or possibly significantly exceed) our announced guidance or the expectations of analysts or public investors, analysts could downgrade our common stock or publish unfavorable research about us. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

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

On March 31, 2014, we closed our follow-on offering of 13,800,000 shares of Class A common, in which we sold 1,390,000 shares (inclusive of 500,000 shares issued upon the full exercise of the over-allotment option granted to the underwriters) at a public offering of $26.35 per share. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-194640), which was declared effective by the SEC on March 25, 2014. Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC acted as the managing underwriters. Our proceeds from the offering were approximately $35.3 million after deducting underwriting discounts and commissions, and before deducting total estimated offering expenses in connection with the offering of $0.8 million. As of April 30, 2014, we had received net cash proceeds of $35.0 million, which does not reflect $0.5 million of the estimated offering expenses not yet paid that are included as accrued expenses on the condensed consolidated balance sheet.

There has been no material change in the planned use of proceeds from our IPO or follow-on offering as described in our final prospectuses filed pursuant to Rule 424(b) with the SEC on October 16, 2013 and March 26, 2014, respectively. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities such as money market funds, certificates of deposit, commercial paper, corporate debt, agencies and guaranteed obligations of the U.S. government.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/13

3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/13

10.1	Data Processing Addendum, dated April 4, 2014, to Value-Added Reseller Agreement, between Registrant and salesforce.com, inc., as amended.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Schema Linkbase Document.

101.CAL††	XBRL Taxonomy Calculation Linkbase Document.

101.DEF††	XBRL Taxonomy Definition Linkbase Document.

101.LAB††	XBRL Taxonomy Labels Linkbase Document.

101.PRE††	XBRL Taxonomy Presentation Linkbase Document.

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Veeva Systems Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Veeva Systems Inc.

By:	/s/ TIMOTHY S. CABRAL
Timothy S. Cabral
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: June 6, 2014

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/13

3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/13

10.1	Data Processing Addendum, dated April 4, 2014, to Value-Added Reseller Agreement, between Registrant and salesforce.com, inc., as amended.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Schema Linkbase Document.

101.CAL††	XBRL Taxonomy Calculation Linkbase Document.

101.DEF††	XBRL Taxonomy Definition Linkbase Document.

101.LAB††	XBRL Taxonomy Labels Linkbase Document.

101.PRE††	XBRL Taxonomy Presentation Linkbase Document.

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Veeva Systems Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.