Form 10-Q
period 2014-07-31
VEEVA SYSTEMS INC
filed 2014-09-11
CIK 1393052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2014

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

As of August 29, 2014, there were 51,982,632 shares of the Registrant’s Class A common stock outstanding and 77,855,117 shares of the Registrant’s Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	July 31,	January 31,
	2014	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$140,116	$262,507
Short-term investments	210,086	25,625
Accounts receivable, net of allowance for doubtful accounts of $386 and $305, respectively	61,897	58,433
Deferred income taxes	2,075	2,075
Income tax receivable	4,840	1,389
Other current assets	3,991	3,703
Total current assets	423,005	353,732
Property and equipment, net	27,025	2,445
Capitalized internal-use software, net	1,428	1,585
Goodwill	4,850	4,850
Intangible assets, net	5,727	6,551
Other long-term assets	2,206	1,145
Total assets	$464,241	$370,308

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,798	$2,117
Accrued compensation and benefits	6,975	8,750
Accrued expenses and other liabilities	8,249	7,931
Income tax payable	932	439
Deferred revenue	85,303	67,380
Total current liabilities	103,257	86,617
Deferred income taxes, noncurrent	1,698	1,698
Other long-term liabilities	1,899	1,897
Total liabilities	106,854	90,212
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 51,320,771 and 15,044,750 issued and outstanding at July 31, 2014 and January 31, 2014, respectively	—	—
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 78,088,842 and 109,746,795 issued and outstanding at July 31, 2014 and January 31, 2014, respectively	1	1
Additional paid-in capital	292,151	231,534
Accumulated other comprehensive income (loss)	(106)	19
Retained earnings	65,341	48,542
Total stockholders’ equity	357,387	280,096
Total liabilities and stockholders’ equity	$464,241	$370,308

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(Unaudited)
Revenues:
Subscription services	$56,572	$34,063	$105,093	$62,000
Professional services and other	19,092	15,518	37,292	30,369
Total revenues	75,664	49,581	142,385	92,369
Cost of revenues(1):
Cost of subscription services	13,346	7,948	25,386	14,898
Cost of professional services and other	14,790	11,195	28,700	21,954
Total cost of revenues	28,136	19,143	54,086	36,852
Gross profit	47,528	30,438	88,299	55,517
Operating expenses(1):
Research and development	9,787	6,357	18,779	11,884
Sales and marketing	13,810	9,610	26,624	17,272
General and administrative	7,146	4,633	13,554	8,350
Total operating expenses	30,743	20,600	58,957	37,506
Operating income	16,785	9,838	29,342	18,011
Other expense, net	(101)	(65)	(131)	(564)
Income before income taxes	16,684	9,773	29,211	17,447
Provision for income taxes	7,106	3,775	12,412	6,604
Net income	$9,578	$5,998	$16,799	$10,843
Net income attributable to Class A and Class B common stockholders, basic and diluted	$9,490	$1,275	$16,643	$2,222
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.07	$0.05	$0.13	$0.09
Diluted	$0.07	$0.03	$0.12	$0.06
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	127,314	24,418	125,632	23,440
Diluted	143,353	37,038	143,506	35,833
Other comprehensive income:
Net change in unrealized gains on available-for-sale investments	$(114)	$(5)	$(68)	$(2)
Net change in cumulative foreign currency translation gain	(23)	—	(57)	—
Comprehensive income	$9,441	$5,993	$16,674	$10,841

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$54	$6	$107	$9
Cost of professional services and other	580	135	1,162	228
Research and development	874	271	1,761	466
Sales and marketing	760	299	1,536	482
General and administrative	1,132	504	2,090	765
Total stock-based compensation	$3,400	$1,215	$6,656	$1,950

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
	Class A & B		Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 31, 2014	124,791,545	$1	$231,534	$48,542	$19	$280,096
Issuance of common stock upon exercise of stock options (unaudited)	2,848,717	—	2,212	—	—	2,212
Vesting of early exercised stock options (unaudited)	—	—	231	—	—	231
Stock-based compensation expense (unaudited)	—	—	6,695	—	—	6,695
Issuance of common shares under Employee Stock Purchase Plan (unaudited)	350,059	—	5,951	—	—	5,951
Issuance of restricted stock units (unaudited)	29,292	—	—	—	—
Follow-on offering, net of issuance costs (unaudited)	1,390,000	—	34,495	—	—	34,495
Excess tax benefits from employee stock plans (unaudited)	—	—	11,033	—	—	11,033
Other comprehensive income (unaudited)	—	—	—	—	(125)	(125)
Net income (unaudited)	—	—	—	16,799	—	16,799
Balance at July 31, 2014 (unaudited)	129,409,613	$1	$292,151	$65,341	$(106)	$357,387

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(Unaudited)
Cash flows from operating activities
Net income	$9,578	$5,998	$16,799	$10,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	991	511	1,921	778
Amortization of premiums on short-term investments	421	89	733	178
Stock-based compensation	3,400	1,215	6,656	1,950
Deferred income taxes	—	(173)	—	(173)
Bad debt expense	41	191	69	282
Changes in operating assets and liabilities:
Accounts receivable	(721)	453	(3,533)	(435)
Income taxes	(280)	(3,590)	(2,958)	(3,983)
Other current and long-term assets	511	(365)	(1,350)	(893)
Accounts payable	(1,210)	(401)	(298)	(2,103)
Accrued expenses and other current liabilities	(6,544)	(808)	(1,226)	4,139
Deferred revenue	10,431	3,897	17,923	9,353
Long-term liabilities	(10)	221	2	325
Net cash provided by operating activities	16,608	7,238	34,738	20,261
Cash flows from investing activities
Purchases of short-term investments	(94,776)	(1,414)	(229,892)	(2,771)
Maturities and sales of investments	40,763	1,900	44,630	2,600
Purchases of property and equipment	(24,983)	(884)	(25,282)	(1,101)
Acquisitions, net of cash acquired	—	(12,149)	—	(12,149)
Payments for capitalized internal-use software	—	(293)	(220)	(293)
Proceeds from note receivable–related party	—	—	—	253
Payments for restricted cash and deposits	4	215	1	3
Net cash used in investing activities	(78,992)	(12,625)	(210,763)	(13,458)
Cash flows from financing activities
Proceeds from early exercise of common stock options	—	24	—	67
Proceeds from exercise of common stock options	1,527	146	2,212	377
Proceeds from Employee Stock Purchase Plan	5,951	—	5,951	—
Net proceeds from (payments for) offerings	(499)	(529)	34,495	(529)
Excess tax benefits from employee stock plans	6,654	—	11,033	—
Net cash provided by (used in) financing activities	13,633	(359)	53,691	(85)
Effect of exchange rate changes on cash and cash equivalents	(21)	—	(57)	—
Net change in cash and cash equivalents	(48,772)	(5,746)	(122,391)	6,718
Cash and cash equivalents at beginning of period	188,888	44,354	262,507	31,890
Cash and cash equivalents at end of period	$140,116	$38,608	$140,116	$38,608
Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$706	$7,041	$4,624	$9,986
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$(90)	$8	$(21)	$26
Vesting of early exercised stock options	$112	$95	$231	$248

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Summary of Business and Significant Accounting Policies

Description of Business

Veeva provides industry-specific, cloud-based software solutions for the life sciences industry, which we refer to as Industry Cloud solutions. Our Industry Cloud solutions enable pharmaceutical and other life sciences companies to realize the benefits of modern cloud-based architectures and mobile applications for their most critical business functions, without compromising industry-specific functionality or regulatory compliance. Our customer relationship management solutions, Veeva CRM, and the applications that complement Veeva CRM, enable our customers to increase the productivity and compliance of their sales and marketing functions. Our regulated content management and collaboration solutions, Veeva Vault, enable our customers to manage a range of highly regulated, content-centric processes across the enterprise. Our customer master solution, Veeva Network, which includes our proprietary database of healthcare provider and healthcare organization data, enables our customers to create and maintain accurate customer data. Our fiscal year end is January 31.

Follow-on Offering

On March 31, 2014, we closed our follow-on offering of 13,800,000 shares of Class A common stock (inclusive of 1,800,000 shares sold upon the full exercise of the over-allotment option granted to the underwriters), which included 1,390,000 shares sold by us and a total of 12,410,000 shares sold by certain selling stockholders. The public offering price of the shares sold in the offering was $26.35 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. Our proceeds from the offering were approximately $35.3 million after deducting underwriting discounts and commissions, and before deducting $0.8 million in total estimated offering expenses. As of July 31, 2014, we had received net cash proceeds of $34.5 million.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the condensed consolidated financial statements and the notes thereto. These estimates are based on information available as of the date of the condensed consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Significant items subject to such estimates and assumptions include, but are not limited to:

—	the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements;
—	the realizability of deferred income tax assets;
—	the fair value of our stock-based awards; and
—	the capitalization and estimated useful life of internal-use software development costs.

As future events cannot be determined with precision, actual results could differ significantly from those estimates.

Revenue Recognition

We derive our revenues from two sources: (i) subscription services revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing solutions, and (ii) related professional services and other revenues. Professional services and other revenues generally include consulting, data services and training. We commence revenue recognition when all of the following conditions are satisfied:

—	there is persuasive evidence of an arrangement;
—	the service has been or is being provided to the customer;
—	the collection of the fees is reasonably assured; and
—	the amount of fees to be paid by the customer is fixed or determinable.

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

Professional Services and Other Revenues

The majority of our professional services arrangements are recognized on a time and material basis. Professional services revenues recognized on a time and material basis are measured monthly based on time incurred and contractually agreed upon rates. Certain professional services revenues are based on fixed fee arrangements and revenues are recognized based on progress against input measures, such as hours incurred. Data services and training revenues are generally recognized as the services are performed.

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

Our multiple element arrangements contain non-software deliverables such as our subscription offerings and professional services. For these arrangements we must: (i) determine whether each deliverable has stand-alone value; (ii) determine the estimated selling price of each element using the selling price hierarchy of vendor-specific objective evidence (VSOE) of fair value, third-party evidence (TPE) or best estimated selling price (BESP), as applicable; and (iii) allocate the total price among the various deliverables based on the relative selling price method.

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

Deferred Revenue

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria have not been met. The majority of deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our subscription services described above and is recognized as the revenue recognition criteria are met. We generally invoice our customers in annual, quarterly or monthly installments for the subscription services, which are typically contracted for a term of one year or less. Accordingly, the deferred revenue balance does not generally represent the total contract value of a subscription arrangement. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue.

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

Our financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. Our cash equivalents and short-term investments are held in safekeeping by large, credit-worthy financial institutions. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Deposits in these financial institutions may exceed federally insured limits.

We do not require collateral from our customers and generally require payment within 30 to 60 days of billing. We periodically evaluate the collectibility of our accounts receivable and provide an allowance for doubtful accounts as necessary, based on historical experience. Historically, such losses have not been material.

The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	July 31,	January 31,
	2014	2014
Customer 1	*	10%
Customer 2	18%	*
Customer 3	14	*

*Does not exceed 10%.

The following customers individually exceeded 10% of total revenues for the periods shown:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Customer 1	*	11%	*	11%
Customer 2	*	*	*	*
Customer 3	*	*	*	*

*Does not exceed 10%.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 supersedes the existing revenue recognition guidance in “Revenue Recognition (Topic 605)” and will be effective for our fiscal year beginning February 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

At July 31, 2014, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Asset-backed securities	$3,700	$1	$(6)	$3,695
Commercial paper	4,999	—	—	4,999
Corporate notes and bonds	33,525	12	(21)	33,516
U.S. agency obligations	136,015	20	(52)	135,983
U.S. treasury securities	31,897	8	(12)	31,893
Total available-for-sale securities	$210,136	$41	$(91)	$210,086

At January 31, 2014, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate notes and bonds	$10,499	$9	$(1)	$10,507
U.S. agency obligations	15,111	7	$—	15,118
Total available-for-sale securities	$25,610	$16	$(1)	$25,625

We may sell our short-term investments at any time, without significant penalty, for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond 12 months as current assets in the accompanying condensed consolidated balance sheets.

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	July 31,	January 31,
	2014	2014
Due in one year or less	$81,130	$17,667
Due in greater than one year	128,956	7,958
Total	$210,086	$25,625

We have certain available-for-sale securities in a gross unrealized loss position, all of which have been in such position for less than 12 months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in our condensed consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income. There were no impairments considered other-than-temporary as of July 31, 2014 and January 31, 2014.

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of July 31, 2014 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Asset-backed securities	$2,293	$(6)
Corporate notes and bonds	18,040	(21)
U.S. agency obligations	89,105	(52)
U.S. treasury securities	15,688	(12)

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of January 31, 2014 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Corporate notes and bonds	$1,403	$(1)

Note 3.	Property, Plant and Equipment, Net

Property and equipment, net consists of the following as of the dates shown (in thousands):

	July 31,	January 31,
	2014	2014
Land and building	$24,024	$—
Equipment and computers	2,845	1,912
Furniture and fixtures	1,085	948
Leasehold improvements	1,105	979
	29,059	3,839
Less accumulated depreciation	(2,034)	(1,394)
Total property and equipment, net	27,025	2,445

Total depreciation expense for the three and six months ended July 31, 2014 was $0.4 million and $0.7 million, respectively, and $0.2 million and $0.4 million, for the three and six months ended July 31, 2013, respectively. Land is not depreciated.

Acquisition of Corporate Headquarters Building

On July 22, 2014, we purchased land and a building for our new corporate headquarters located in Pleasanton, California for $24.0 million. The headquarters will support the overall growth of our business, and we expect to occupy the building in spring 2015. As of July 31, 2014, the allocation of the purchase price between the land and building has not yet been finalized.

Note 4.	Capitalized Internal-Use Software

Capitalized internal-use software, net, consisted of the following as of the dates shown (in thousands):

	July 31,	January 31,
	2014	2014
Capitalized internal-use software development costs	$3,093	$2,834
Less accumulated amortization	(1,665)	(1,249)
Capitalized internal-use software development costs, net	$1,428	$1,585

During the six months ended July 31, 2014 and 2013, we capitalized $0.3 million and $0.3 million, respectively, for internal-use software development costs.

Capitalized internal-use software amortization expense for the three and six months ended July 31, 2014 was $0.2 million and $0.4 million, respectively and $0.1 million and $0.2 million, for the three and six months ended July 31, 2013, respectively.

Note 5.	Intangible Assets

The following schedule presents the details of intangible assets as of July 31, 2014 (in thousands):

	July 31, 2014
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Data update technology	$3,680	$(820)	$2,860	3.9
Database	2,570	(716)	1,854	2.9
Customer relationships	1,020	(189)	831	4.9
Software	304	(122)	182	1.8
	$7,574	$(1,847)	$5,727

The following schedule presents the details of intangible assets as of January 31, 2014 (in thousands):

	January 31, 2014
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Data update technology	$3,680	$(452)	$3,228	4.4
Database	2,570	(394)	2,176	3.4
Customer relationships	1,020	(104)	916	5.4
Software	304	(73)	231	2.3
	$7,574	$(1,023)	$6,551

Amortization expense associated with acquired intangible assets for the three and six months ended July 31, 2014 was $0.4 million and $0.8 million, respectively, and immaterial for the three and six months ended July 31, 2013.

Note 6.	Fair Value Measurements

The carrying amounts of accounts receivable and other current assets, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of July 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$42,995	$—	$—	$42,995
Commercial paper	—	2,600	—	2,600
U.S. agency obligations	—	17,984	—	17,984
Short-term investments:
Asset backed-securities	—	3,695	—	3,695
Commercial paper	—	4,999	—	4,999
Corporate notes and bonds	—	33,516	—	33,516
U.S. agency obligations	—	135,983	—	135,983
U.S. treasury securities	—	31,893	—	31,893
Total	$42,995	$230,670	$—	$273,665

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$170,235	$—	$—	$170,235
Commercial paper	—	9,999	—	9,999
U.S. treasury securities	—	33,153	—	33,153
Short-term investments:
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

For the three months ended July 31, 2014 and 2013, our effective tax rates were 42.6% and 38.6%, respectively. Our effective tax rate increased 4.0% during the three months ended July 31, 2014 as compared to the same period in the prior fiscal year primarily due to the expiration of the federal research and development tax credit and a reduction of the domestic production activities deduction caused by the increased stock option activity during the period.

For the six months ended July 31, 2014 and 2013, our effective tax rates were 42.5% and 37.9%, respectively. Our effective tax rate increased 4.6% during the six months ended July 31, 2014 as compared to the same period in the prior fiscal year primarily due to the expiration of the federal research and development tax credit and a reduction of the domestic production activities deduction caused by the increased stock option activity during the period.

In July 2013, the FASB ratified ASU 2013-11 “Presenting an Unrecognized Tax Benefit (“UTB”) When a Net Operating Loss Carryforward Exists” (“ASU 2013-11”). ASU 2013-02 provides that an UTB, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This ASU was effective for reporting periods beginning after December 15, 2013, and may be applied retrospectively. We adopted this ASU on February 1, 2014, and the impact was not significant on our condensed consolidated results of operations and financial position.

Note 8.	Stockholders’ Equity

Common Stock

As of July 31, 2014, we had 51,320,771 shares of Class A common stock and 78,088,842 shares of Class B common stock outstanding, of which 968,957 shares of Class B common stock were unvested, resulting from employees exercising stock options prior to vesting.

As of January 31, 2014, we had 15,044,750 shares of Class A common stock and 109,746,795 shares of Class B common stock outstanding, of which 1,824,457 shares of Class B common stock were unvested, resulting from employees exercising stock options prior to vesting.

Early Exercise of Employee Options

We historically have allowed for the early exercise of options granted under the 2007 Stock Plan (2007 Plan) prior to vesting. The 2007 Plan allows for such exercises by means of cash payment, surrender of already outstanding common stock, a same day broker assisted sale or through any other form or method consistent with applicable laws, regulations and rules. Historically, all exercises have been through cash payment. The unvested shares are subject to our repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options, and reclassified to common stock as our repurchase right lapses. At July 31, 2014 and January 31, 2014, there were unvested shares in the amount of 968,957 and 1,824,457, respectively, which were subject to repurchase at an aggregate price of approximately $0.2 million and $0.5 million, respectively.

Stock Option Activity

A summary of stock option activity for the six months ended July 31, 2014 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (in years)	value
Options outstanding at January 31, 2014	25,424,437	$3.22	8.5	$726,649,586
Options granted	425,000	28.55
Options exercised	(2,848,717)	0.78		$62,458,072
Options forfeited/cancelled	(873,310)	4.18
Options outstanding at July 31, 2014	22,127,410	$3.99	8.2	$441,740,526
Options vested and exercisable at July 31, 2014	3,795,267	$1.43	6.9	$85,045,568
Options vested and exercisable at July 31, 2014 and expected to vest thereafter	20,704,353	$3.95	8.2	$414,093,778

The weighted average grant-date fair value of options granted during the three and six months ended July 31, 2014 was $9.79 and $13.80, respectively, per share.  The weighted average grant-date fair value of options granted during the three and six months ended July 31, 2013 was $3.39 and $2.47, respectively, per share.

As of July 31, 2014, there was $38.8 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under the 2007 Plan, 2012 EIP and 2013 EIP. This cost is expected to be recognized over a weighted average period of 4.8 years.

As of July 31, 2014, we had authorized and unissued shares of common stock to satisfy exercises of stock options.

Our closing stock price as reported on the New York Stock Exchange as of July 31, 2014 was $23.80. The total intrinsic value of options exercised was approximately $31.7 million and $62.5 million for the three and six months ended July 31, 2014.

Restricted Stock Units

A summary of restricted stock unit (RSU) activity for the six months ended July 31, 2014 is as follows:

		Weighted
	Unreleased	average
	Restricted	grant date
	Stock Units	fair value
Unreleased RSUs at January 31, 2014	156,050	$36.52
RSUs granted	406,535	24.35
RSUs vested	(29,292)	22.64
RSUs forfeited/cancelled	(23,039)	36.83
Unreleased RSUs at July 31, 2014	510,254	$27.61

During the three and six months ended July 31, 2014, we issued RSUs under the 2013 EIP with a weighted-average grant date fair value of $22.03 and $24.35.

As of July 31, 2014, there was a total of $13.3 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 3.6 years. We did not grant RSUs during the three and six months ended July 31, 2013.

Stock-Based Compensation

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Volatility	50%	50%	48% – 50%	42% – 50%
Expected life (in years)	6.28 – 6.32	6.32	6.27 – 6.32	6.32 – 8.23
Risk-free interest rate	1.93% – 1.94%	1.16% – 1.69%	1.85% – 1.94%	1.03% – 1.69%
Dividend yield	—%	—%	—%	—%

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (ESPP) permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our Class A common stock on the first day of the applicable offering period or the fair market value of our Class A common stock on the purchase date. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The initial offering period approved for the ESPP commenced on the date of our initial public offering (IPO) and ended on June 15, 2014. During the three and six months ended July 31, 2014, 350,059 shares of Class A Common Stock were purchased under the ESPP. No additional offering periods have been approved.

The following table presents the weighted-average assumptions used to calculate our stock-based compensation for the stock purchases under the ESPP:

Six Months Ended
July 31, 2014
Volatility	44%
Expected life (in years)	0.58
Risk-free interest rate	0.10%
Dividend yield	—%

The amounts of stock-based compensation capitalized for internal-use software in the three and six months ended July 31, 2014 and 2013 were immaterial.

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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2014		2013		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$3,330	$6,248	$—	$5,998	$4,428	$12,371	$—	$10,843
Noncumulative dividends on convertible preferred stock	—	—	—	(140)	—	—	—	(280)
Undistributed earnings allocated to participating securities	(31)	(57)	—	(4,583)	(41)	(115)	—	(8,341)
Net income attributable to common stockholders, basic	$3,299	$6,191	$—	$1,275	$4,387	$12,256	$—	$2,222
Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	44,261	83,053	—	24,418	33,113	92,519	—	23,440
Net income per share attributable to common stockholders, basic	$0.07	$0.07	$—	$0.05	$0.13	$0.13	$—	$0.09

Diluted
Numerator
Net income attributable to common stockholders, basic	$3,299	$6,191	$—	$1,275	$4,387	$12,256	$—	$2,222
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	6,191	—	—	—	12,256	—	—	—
Reallocation of net income to Class B common stock	—	369	—	—	—	546	—	—
Net income attributable to common stockholders, diluted	$9,490	$6,560	$—	$1,275	$16,643	$12,802	$—	$2,222
Denominator
Number of shares used for basic EPS computation	44,261	83,053	—	24,418	33,113	92,519	—	23,440
Conversion of Class B to Class A common stock	83,053	—	—	—	92,519	—	—	—
Effect of potentially dilutive common shares	16,039	16,039	—	12,620	17,874	17,874	—	12,393
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	143,353	99,092	—	37,038	143,506	110,393	—	35,833
Net income per share attributable to common stockholders, diluted	$0.07	$0.07	$—	$0.03	$0.12	$0.12	$—	$0.06

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Options to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	826,772	3,911,313	700,903	11,136,748

Note 10.Commitments and Contingencies

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

On August 6, 2013, Prolifiq Software, Inc. (Prolifiq) filed a lawsuit against us in the U.S. District Court for the Northern District of California, alleging that Veeva CRM Approved Email infringes U.S. Patent No. 7,634,556 held by Prolifiq. Prolifiq filed a First Amended Complaint on September 10, 2013, alleging that Veeva CRM Approved Email also infringes U.S. Patent Nos. 7,707,317, 8,296,378, 7,966,374 and 8,171,077 held by Prolifiq, in addition to U.S. Patent No. 7,634,556. The First Amended Complaint seeks unspecified monetary damages, attorneys’ fees, costs and injunctive relief against us. We answered the First Amended Complaint on October 1, 2013. Prolifiq filed a Second Amended Complaint on October 10, 2013, asserting the same five patents. We answered the Second Amended Complaint on October 24, 2013. On January 31, 2014, Prolifiq’s claims related to U.S. Patent Nos. 7,707,317, 7,966,374 and 8,171,077 were dismissed without prejudice pursuant to a stipulation of dismissal. On April 4, 2014, Prolifiq filed a Third Amended Complaint. In addition to its remaining claims of patent infringement, Prolifiq seeks to assert a cause of action for alleged trade secret misappropriation. We answered the Third Amended Complaint on June 10, 2014.  The court issued a claim construction order on August 6, 2014, which, in addition to construing the claims, also held that several claims of the patents that Prolifiq asserted in the case were invalid as indefinite. Discovery remains open and a trial date has been set for May 18, 2015. Separately, on August 6, 2014, we filed a proceeding in the U.S. Patent and Trademark Office challenging the patentability of U.S. Patent No. 7,634,556; this proceeding is referred to as an Inter Partes Review. On August 9 and 10, 2014, we filed additional Inter Partes Review proceedings against the remaining four patents asserted by Prolifiq in the First Amended Complaint. Based on the facts available at this time, the ultimate resolution of this matter and the associated financial impact, if any, remains uncertain. Even if the result of this litigation is adverse to us, the amount or range of possible losses to which we are exposed cannot be reasonably estimated at this time. While Veeva CRM Approved Email revenues have represented a very minor portion of our total revenues, intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on our results of operations or cash flows.

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

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce Platform in combination with our developed technology to deliver our Veeva CRM solution, including hosting infrastructure and data center operations provided by salesforce.com. On March 3, 2014, we extended the term of the Value-Added Reseller Agreement for an additional ten years through September 1, 2025 and amended our minimum order commitments. As of July 31, 2014, we remained obligated to pay fees of at least $486.2 million prior to September 1, 2025 in connection with this agreement.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Revenues by geography
North America	$41,865	$29,619	$79,343	$55,535
Europe and other	20,047	11,837	36,593	22,470
Asia Pacific	13,752	8,125	26,449	14,364
Total revenues	$75,664	$49,581	$142,385	$92,369

Long-lived assets by geographic area are as follows as of the date shown (in thousands):

	July 31,	January 31,
	2014	2014
Long-lived assets by geography
North America	$26,075	$1,341
Europe and other	358	509
Asia Pacific	592	595
Total long-lived assets	$27,025	$2,445

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Veeva CRM was our first commercially available solution and has made up the vast majority of our revenue historically. For instance, in our fiscal year ended January 31, 2014, we derived approximately 95% of our subscription services revenues from our Veeva CRM and Veeva CRM complementary solutions. In the quarter ended July 31, 2014, total revenues associated with our Veeva Vault and Veeva Network solutions, comprised in excess of 10% of our total revenues. The contribution of revenues associated with Veeva Vault and Veeva Network is expected to increase as a percentage of total revenue going forward. However, we have less experience selling Veeva Vault, Veeva Network and our newer commercial applications that complement Veeva CRM. To the extent that these more recently introduced solutions do not achieve significant market acceptance, our business and results of operations may be adversely affected. In particular, certain of our Veeva Vault solutions are offered to segments of the life sciences industry to which we have less experience marketing, including the research and development organizations of life sciences companies and emerging biotechnology companies. We must be successful in marketing to these and other potential newer industry segments. We intend to increase the adoption of our solutions by increasing the size of our sales force. However, the timing and effectiveness of any increase in our sales organization is difficult to predict.

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

The primary purpose of our professional services organization is to promote customer success and effective deployments of our Industry Cloud solutions. This component of our revenues can be variable period to period depending on a number of factors, including the requirements, complexity and timing of our customer’s implementation projects, and in certain circumstances, the timing of customer acceptance of certain consulting deliverables. Historically, professional services revenues have represented a material portion of our total revenues. For example, professional services revenues were 30% of total revenues in the fiscal year ended January 31, 2014.

For the six months ended July 31, 2014 and 2013, total revenues were $142.4 million and $92.4 million, respectively, representing period-over-period growth of 54%. For the six months ended July 31, 2014 and 2013, our subscription services revenues were $105.1 million and $62.0 million, respectively, representing period-over-period growth of 70%. We generated net income of $16.8 million and $10.8 million for the six months ended July 31, 2014 and 2013, respectively.

Key Factors Affecting Our Performance

Investment in Growth. We have invested and intend to continue to invest aggressively in expanding the breadth and depth of our Industry Cloud for life sciences. We expect to invest in research and development to expand existing and build new solutions, sales and marketing to promote our solutions to new and existing customers and in existing and expanded geographies, professional services to ensure the success of our customers’ implementations of our solutions, and other operational and administrative functions to support our expected growth and new requirements associated with becoming a public company. We anticipate that our headcount will increase as a result of these investments. We expect our total operating expenses will increase over time, and, in some cases, have short-term negative impacts on our operating margin.

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

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our Industry Cloud solutions. Professional services revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. For the six months ended July 31, 2014, subscription services revenues constituted 74% of total revenues and professional services and other revenues constituted 26% of total revenues.

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

Our professional services engagements are primarily billed on a time and materials basis and revenues are typically recognized as the services are rendered. Professional services revenues are affected primarily by our customers’ demands for implementation services, configuration, data services, training and managed services in connection with our solutions.

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

Other Expense, Net

Other expense, net consists primarily of interest income, amortization of investments and transaction gains or losses on foreign currency.

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Consolidated Statements of Income Data:
Revenues:
Subscription services	$56,572	$34,063	$105,093	$62,000
Professional services and other	19,092	15,518	37,292	30,369
Total revenues	75,664	49,581	142,385	92,369
Cost of revenues(1):
Cost of subscription services	13,346	7,948	25,386	14,898
Cost of professional services and other	14,790	11,195	28,700	21,954
Total cost of revenues	28,136	19,143	54,086	36,852
Gross profit	47,528	30,438	88,299	55,517
Operating expenses(1):
Research and development	9,787	6,357	18,779	11,884
Sales and marketing	13,810	9,610	26,624	17,272
General and administrative	7,146	4,633	13,554	8,350
Total operating expenses	30,743	20,600	58,957	37,506
Operating income	16,785	9,838	29,342	18,011
Other expense, net	(101)	(65)	(131)	(564)
Income before income taxes	16,684	9,773	29,211	17,447
Provision for income taxes	7,106	3,775	12,412	6,604
Net income	$9,578	$5,998	$16,799	$10,843

(1)	Includes stock-based compensation as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Cost of revenues:
Cost of subscription services	$54	$6	$107	$9
Cost of professional services and other	580	135	1,162	228
Research and development	874	271	1,761	466
Sales and marketing	760	299	1,536	482
General and administrative	1,132	504	2,090	765
Total stock-based compensation	$3,400	$1,215	$6,656	$1,950

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Consolidated Statements of Income Data:
Revenues:
Subscription services	74.8%	68.7%	73.8%	67.1%
Professional services and other	25.2	31.3	26.2	32.9
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of subscription services	17.6	16.0	17.8	16.1
Cost of professional services and other	19.5	22.6	20.2	23.8
Total cost of revenues	37.1	38.6	38.0	39.9
Gross profit	62.9	61.4	62.0	60.1
Operating expenses:
Research and development	12.9	12.8	13.2	12.9
Sales and marketing	18.3	19.4	18.7	18.7
General and administrative	9.4	9.3	9.5	9.0
Total operating expenses	40.6	41.5	41.4	40.6
Operating income	22.3	19.9	20.6	19.5
Other expense, net	(0.1)	(0.1)	(0.1)	(0.6)
Income before income taxes	22.2	19.8	20.5	18.9
Provision for income taxes	9.4	7.6	8.7	7.1
Net income	12.8%	12.2%	11.8%	11.8%

	Three Months Ended July 31,			Six Months Ended July 31,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Revenues:
Subscription services	$56,572	$34,063	66%	$105,093	$62,000	70%
Professional services and other	19,092	15,518	23	37,292	30,369	23
Total revenues	$75,664	$49,581	53	$142,385	$92,369	54

Percentage of revenues:
Subscription services	75%	69%		74%	67%
Professional services and other	25%	31%		26%	33%
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended July 31, 2014 increased $26.1 million from the prior year period, of which $22.5 million was from subscription services revenues and $3.6 million from professional services and other revenues. Subscription services revenues were 75% of total revenues for the three months ended July 31, 2014, compared to 69% of total revenues for the prior year comparable period, reflecting the growth in our subscription services revenues as our customers expanded their use of our solutions across new divisions and geographies, and adopted our newer products.

Total revenues for the six months ended July 31, 2014 increased $50.0 million from the prior year period, of which $43.1 million was from subscription services revenues and $6.9 million from professional services and other revenues. Subscription services revenues were 74% of total revenues for the six months ended July 31, 2014, compared to 67% of total revenues for the prior year comparable period, reflecting the growth in our subscription services revenues as our customers expanded their use of our solutions across new divisions and geographies, and adopted our newer products.

Subscription services revenues for the three months ended July 31, 2014 increased $22.5 million from the prior year period. Two percent of the increase in subscription services revenues was attributable to orders from existing customers that were placed on or prior to July 31, 2013 and the renewal of such orders through July 31, 2014. Ninety-eight percent of the increase in subscription services revenues was attributable to new orders placed after July 31, 2013 to deploy our solutions to additional users within our existing customer base and to new users at new customers. New orders from existing customers consisted of expanded use of our solutions within a given customer and the addition of solutions not previously utilized by a given customer. Subscription services revenues from North America, as measured by the estimated location of the end users for subscription services, made up 55% of subscription services revenues in the three months ended July 31, 2014 and 62% of subscription services revenues in the three months ended July 31, 2013. This shift in geographic revenue mix was primarily due to the more rapid rate of revenue growth from deployments in both Europe and Asia Pacific as compared to North America.

Subscription services revenues for the six months ended July 31, 2014 increased $43.1 million from the prior year period. Seventeen percent of the increase in subscription services revenues was attributable to orders from existing customers that were placed on or prior to July 31, 2013 and the renewal of such orders through July 31, 2014. Eighty-three percent of the increase in subscription services revenues was attributable to new orders placed after July 31, 2013 to deploy our solutions to additional users within our existing customer base and to new users at new customers. New orders from existing customers consisted of expanded use of our solutions within a given customer and the addition of solutions not previously utilized by a given customer. Subscription services revenues from North America, as measured by the estimated location of the end users for subscription services, made up 55% of subscription services revenues in the six months ended July 31, 2014 and 63% of subscription services revenues in the six months ended July 31, 2013. This shift in geographic revenue mix was primarily due to the more rapid rate of revenue growth from deployments in both Europe and Asia Pacific as compared to North America.

Professional services and other revenues for the three months ended July 31, 2014 increased $3.6 million from the prior year period. Ninety-six percent of the professional services and other revenues was attributable to existing customers that signed agreements with us on or prior to July 31, 2013 and 4% of the professional services and other revenues was attributable to customers that signed agreements with us after July 31, 2013. Professional services revenues from North America, as measured by the estimated location of the user for which the services were performed, made up 58% of professional services revenues in the three months ended July 31, 2014, as compared to 54% in the prior year period. This shift in geographic revenue mix was primarily due to an increased demand for implementation related professional services for our Veeva Vault and Veeva Network solutions in North America, as compared to the prior period.

Professional services and other revenues for the six months ended July 31, 2014 increased $6.9 million from the prior year period. Ninety-three percent of the professional services and other revenues was attributable to existing customers that signed agreements with us on or prior to July 31, 2013 and 7% of the professional services and other revenues was attributable to customers that signed agreements with us after July 31, 2013. Professional services revenues from North America, as measured by the estimated location of the user for which the services were performed, made up 57% of professional services revenues in the six months ended July 31, 2014, as compared to 54% in the prior year period. This shift in geographic revenue mix was primarily due to an increased demand for implementation related professional services for our Veeva Vault and Veeva Network solutions in North America, as compared to the prior period.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended July 31,			Six Months Ended July 31,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenues:
Cost of subscription services	$13,346	$7,948	68%	$25,386	$14,898	70%
Cost of professional services and other	14,790	11,195	32	28,700	21,954	31
Total cost of revenues	$28,136	$19,143	47	$54,086	$36,852	47

Gross margin percentage:
Subscription services	76%	77%		76%	76%
Professional services and other	23	28		23	28
Total gross margin percentage	63%	61%		62%	60%
Gross profit	$47,528	$30,438	56%	$88,299	$55,517	59%

Cost of revenues for the three months ended July 31, 2014 increased $9.0 million from the prior year period, of which $5.4 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase of users of our Veeva CRM solution, which drove an increase of $3.9 million in salesforce.com fees, a $0.4 million increase in amortization of purchased intangible assets, and a $0.3 million increase in employee compensation-related costs.

Cost of revenues for the six months ended July 31, 2014 increased $17.2 million from the prior year period, of which $10.5 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase of users of our Veeva CRM solution, which drove an increase of $7.6 million in salesforce.com fees, a $0.7 million increase in amortization of purchased intangible assets, a $0.6 million increase in employee compensation-related costs, and a $0.4 million increase of amortization of internal-use software costs.

We expect cost of subscription services revenues to increase in absolute dollars in the near term and to decrease as a percentage of total subscription services revenues over time with the continued growth in the revenue contribution from Veeva Vault and Veeva Network, as these products have a slightly higher subscription services gross margin than Veeva CRM.

Cost of professional services and other revenues for the three months ended July 31, 2014 increased $3.6 million from the prior year period, primarily due to a $3.2 million increase in employee compensation-related costs, which includes an increase of $0.4 million in stock-based compensation. The increase in employee compensation-related costs resulted from headcount and annual merit increases.

Cost of professional services and other revenues for the six months ended July 31, 2014 increased $6.7 million from the prior year period, primarily due to a $6.3 million increase in employee compensation-related costs, which includes an increase of $0.9 million in stock-based compensation. The increase in employee compensation-related costs resulted from headcount and annual merit increases.

We expect cost of professional services and other revenues to increase in absolute dollars in the near term and to increase slightly as a percentage of professional services and other revenues as we invest in our services organization to ensure customer success with respect to our newer solutions and newer geographies.

Gross profit as a percentage of total revenues for the three months ended July 31, 2014 and 2013 were 63% and 61%, respectively. The increases compared to the prior periods are largely due to an increase in the proportion of total revenues attributable to subscription services revenues, which have higher gross margins than professional services and other revenues, and to a lesser extent due to the increased revenue contribution of our Veeva Vault and Veeva Network solutions, which have a slightly higher subscription services gross margin than Veeva CRM.

Gross profit as a percentage of total revenues for the six months ended July 31, 2014 and 2013 were 62% and 60%, respectively. The increases compared to the prior periods are largely due to an increase in the proportion of total revenues attributable to subscription services revenues, which have higher gross margins than professional services and other revenues, and to a lesser extent due to the increased revenue contribution of our Veeva Vault and Veeva Network solutions, which have a slightly higher subscription services gross margin than Veeva CRM.

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

Research and Development

	Three Months Ended July 31,			Six Months Ended July 31,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)

Research and development	$9,787	$6,357	54%	$18,779	$11,884	58%
Percentage of total revenues	13%	13%		13%	13%

Research and development expenses for the three months ended July 31, 2014 increased $3.4 million from the prior year period, primarily as a result of an increase of $2.9 million in employee compensation-related costs, which includes an increase of $0.6 million in stock-based compensation. The increase in employee compensation-related costs resulted from headcount and annual merit increases.

Research and development expenses for the six months ended July 31, 2014 increased $6.9 million from the prior year period, primarily as a result of an increase of $6.2 million in employee compensation-related costs, which includes an increase of $1.3 million in stock-based compensation. The increase in employee compensation-related costs resulted from headcount and annual merit increases, as well as an increase in employer payroll tax expense related to the exercise and subsequent sale of nonqualified stock options.

We expect research and development expenses to increase in absolute dollars in the near term, primarily due to higher headcount as we continue to add developers and invest in our solutions.

Sales and Marketing

	Three Months Ended July 31,			Six Months Ended July 31,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)

Sales and marketing	$13,810	$9,610	44%	$26,624	$17,272	54%
Percentage of total revenues	18%	19%		19%	19%

Sales and marketing expenses for the three months ended July 31, 2014 increased $4.2 million from the prior year period, primarily due to an increase of $3.6 million in employee compensation-related costs, which includes a $0.9 million increase in sales commissions and an increase of $0.5 million in stock-based compensation. The increase in employee compensation-related costs resulted from headcount and annual merit increases.

Sales and marketing expenses for the six months ended July 31, 2014 increased $9.4 million from the prior year period, primarily due to an increase of $7.4 million in employee compensation-related costs, which includes an increase of $1.1 million in stock-based compensation and a $0.9 million increase in sales commissions, and an increase of $1.1 million in marketing program costs. The increase in employee compensation-related costs resulted from headcount and annual merit increases, as well as an increase in employer payroll tax expense related to the exercise and subsequent sale of nonqualified stock options.

We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily driven by employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our newer solutions and our continued expansion of our international sales capacity across all our solutions.

General and Administrative

	Three Months Ended July 31,			Six Months Ended July 31,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)

General and administrative	$7,146	$4,633	54%	$13,554	$8,350	62%
Percentage of total revenues	9%	9%		10%	9%

General and administrative expenses for the three months ended July 31, 2014 increased $2.5 million from the prior year period, primarily due to an increase of $1.4 million in employee compensation-related costs, which includes an increase of $0.6 million in stock-based compensation, and an increase of $1.0 million in third-party professional services costs. The increase in employee compensation-related costs resulted from headcount and annual merit increases.

General and administrative expenses for the six months ended July 31, 2014 increased $5.2 million from the prior year period, primarily due to an increase of $3.1 million in employee compensation-related costs, which includes an increase of $1.3 million in stock-based compensation, and an increase of $1.8 million in third-party professional services costs. The increase in employee compensation-related costs resulted from headcount and annual merit increases, as well as an increase in employer payroll tax expense related to the exercise and subsequent sale of nonqualified stock options.

We expect general and administrative expenses to increase in absolute dollars in the near term, primarily due to higher headcount and additional expenses, such as professional services from third-party providers, including legal and accounting fees to address public company requirements and ongoing litigations, as described in “Legal Proceedings” in this report, and to provide increased administrative support to our foreign operations.

Other Expense, Net

	Three Months Ended July 31,			Six Months Ended July 31,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Other expense, net	$(101)	$(65)	55%	$(131)	$(564)	-77%

Other expenses for the three months ended July 31, 2014 were primarily comprised of investment amortization of $0.5 million and foreign currency loss of $0.3 million, partially offset by $0.7 million in interest income. The higher interest income and investment amortization compared to the prior year period was primarily attributable to our higher cash and investment balances.

Other expenses for the six months ended July 31, 2014 were primarily comprised of investment amortization of $0.9 million and foreign currency loss of $0.5 million, partially offset by $1.3 million in interest income. The higher interest income and investment amortization compared to the prior year period was primarily attributable to our higher cash and investment balances.

Provision for Income Taxes

	Three Months Ended July 31,			Six Months Ended July 31,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Income before income taxes	$16,684	$9,773	71%	$29,211	$17,447	67%
Provision for income taxes	7,106	3,775	88	12,412	6,604	88
Effective tax rate	42.6%	38.6%		42.5%	37.9%

Provision for income taxes for the three months ended July 31, 2014 increased by $3.3 million from the prior year period, primarily due to the expiration of the federal research and development tax credit and a reduction of the domestic production activities deduction caused by the increased stock option activity during the period.

Provision for income taxes for the six months ended July 31, 2014 increased by $5.8 million from the prior year period, primarily due to the expiration of the federal research and development tax credit and a reduction of the domestic production activities deduction caused by the increased stock option activity during the period.

Our effective tax rate was 42.6% and 42.5% for the three and six months ended July 31, 2014, respectively, and 38.6% and 37.9% for the three and six months ended July 31, 2013, respectively.

Liquidity and Capital Resources

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net cash provided by operating activities	$16,608	$7,238	$34,738	$20,261
Net cash used in investing activities	(78,992)	(12,625)	(210,763)	(13,458)
Net cash provided by (used in) financing activities	13,633	(359)	53,691	(85)
Effect of exchange rate changes on cash and cash equivalents	(21)	—	(57)	—
Net change in cash and cash equivalents	$(48,772)	$(5,746)	$(122,391)	$6,718

As of July 31, 2014, our principal sources of liquidity for working capital purposes were cash, cash equivalents and short-term investments totaling $350.2 million, of which $12.6 million represented cash and cash equivalents held outside of the United States.

We have financed our operations primarily through cash generated from operations. We believe our existing cash, cash equivalents and short-term investments generated from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the ongoing investments in data centers, the introduction of new and enhanced solutions and the continuing market acceptance of our solutions. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and/or technologies or other intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

On March 31, 2014, we closed our follow-on offering of 13,800,000 shares of Class A common stock (inclusive of 1,800,000 shares sold upon the full exercise of the over-allotment option granted to the underwriters), which included 1,390,000 shares sold by us and a total of 12,410,000 shares sold by certain selling stockholders. The public offering price of the shares sold in the offering was $26.35 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. Our proceeds from the offering were approximately $35.3 million after deducting underwriting discounts and commissions, and before deducting total estimated offering expenses in connection with the offering of $0.8 million. As of July 31, 2014, we had received net cash proceeds of $34.5 million.

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

Net cash provided by operating activities was $16.6 million for the three months ended July 31, 2014. Our cash provided by operating activities during the three months ended July 31, 2014 primarily reflected our net income of $9.6 million, and adjustments for non-cash items including $3.4 million of stock-based compensation expense and $1.0 million of depreciation and amortization expense. Additional sources of cash were from changes in our working capital, which included a $10.4 million increase in deferred revenue resulting primarily from increased orders from new and existing customers. These sources of cash were partially offset by a $6.5 million decrease in accrued expenses, which reflects timing of payments primarily related to employee compensation-related accruals, a $1.2 million decrease in accounts payable, which reflects timing of trade accounts payable and a $0.7 million increase in accounts receivable in part related to the timing of billings and collections.

Net cash provided by operating activities was $34.7 million for the six months ended July 31, 2014. Our cash provided by operating activities during the six months ended July 31, 2014 primarily reflected our net income of $16.8 million, and adjustments for non-cash items including $6.7 million of stock-based compensation expense and $1.9 million of depreciation and amortization expense. Additional sources of cash were from changes in our working capital, which included a $17.9 million increase in deferred revenue resulting primarily from increased orders from new and existing customers. These sources of cash were partially offset by a $3.5 million increase in accounts receivable in part related to the timing of billings and collections and a $3.0 million increase in our income tax obligations related to the timing of tax payments.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used to purchase marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth, including the purchase and build-out of our future headquarters in Pleasanton, California.

Net cash used in investing activities was $79.0 million for the three months ended July 31, 2014 resulting primarily from $54.0 million in net purchases of marketable securities and $25.0 million used to acquire property and equipment. The purchases of property and equipment consisted of our July 2014 land and building purchase for our future headquarters in Pleasanton, California that used cash of $24.0 million.

Net cash used in investing activities was $210.8 million for the six months ended July 31, 2014 resulting primarily from $185.3 million in net purchases of marketable securities and $25.3 million used to acquire property and equipment. The purchases of property and equipment consisted of our July 2014 land and building purchase for our future headquarters in Pleasanton, California that used cash of $24.0 million.

Cash Flows from Financing Activities

The cash flows from financing activities relate to proceeds from our follow-on offering of Class A common stock, stock option exercises and early stock option exercises.

Net cash provided by (used in) financing activities was $13.6 million for the three months ended July 31, 2014 resulting primarily from the $6.7 million in excess tax benefits from employee exercise of options, $6.0 million in proceeds from our employee stock purchase plan, and $1.5 million in proceeds from stock option exercises.

Net cash provided by (used in) financing activities was $53.7 million for the six months ended July 31, 2014 resulting primarily from the net proceeds from our follow-on offering of $34.5 million, combined with $11.0 million in excess tax benefits from employee exercise of options, $6.0 million in proceeds from our employee stock purchase plan, and $2.2 million in proceeds from stock option exercises.

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

As of July 31, 2014, the future non-cancellable minimum payments under these commitments were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Purchase commitments	$486,195	$3,765	$—	$—	$482,430
Operating lease obligations	7,406	1,501	4,166	1,602	137
Total	$493,601	$5,266	$4,166	$1,602	$482,567

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

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen and Chinese Yuan. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars.

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

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $350.2 million as of July 31, 2014. This amount was invested primarily in U.S. agency obligations, money market funds, corporate notes and bonds, U.S. treasury securities, commercial paper and asset-backed securities. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On August 6, 2013, Prolifiq Software, Inc. (Prolifiq) filed a lawsuit against us in the U.S. District Court for the Northern District of California, alleging that Veeva CRM Approved Email infringes U.S. Patent No. 7,634,556 held by Prolifiq. Prolifiq filed a First Amended Complaint on September 10, 2013, alleging that Veeva CRM Approved Email also infringes U.S. Patent Nos. 7,707,317, 8,296,378, 7,966,374 and 8,171,077 held by Prolifiq, in addition to U.S. Patent No. 7,634,556. The First Amended Complaint seeks unspecified monetary damages, attorneys’ fees, costs and injunctive relief against us. We answered the First Amended Complaint on October 1, 2013. Prolifiq filed a Second Amended Complaint on October 10, 2013, asserting the same five patents. We answered the Second Amended Complaint on October 24, 2013. On January 31, 2014, Prolifiq’s claims related to U.S. Patent Nos. 7,707,317, 7,966,374 and 8,171,077 were dismissed without prejudice pursuant to a stipulation of dismissal. On April 4, 2014, Prolifiq filed a Third Amended Complaint. In addition to its remaining claims of patent infringement, Prolifiq seeks to assert a cause of action for alleged trade secret misappropriation. We answered the Third Amended Complaint on June 10, 2014.  The court issued a claim construction order on August 6, 2014, which, in addition to construing the claims, also held that several claims of the patents that Prolifiq asserted in the case were invalid as indefinite. Discovery remains open and a trial date has been set for May 18, 2015. Separately, on August 6, 2014, we filed a proceeding in the U.S. Patent and Trademark Office challenging the patentability of U.S. Patent No. 7,634,556; this proceeding is referred to as an Inter Partes Review. On August 9 and 10, 2014, we filed additional Inter Partes Review proceedings against the remaining four patents asserted by Prolifiq in the First Amended Complaint. Based on the facts available at this time, the ultimate resolution of this matter and the associated financial impact, if any, remains uncertain. Even if the result of this litigation is adverse to us, the amount or range of possible losses to which we are exposed cannot be reasonably estimated at this time. While Veeva CRM Approved Email revenues have represented a very minor portion of our total revenues, intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on our results of operations or cash flows.

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

In our fiscal years ended January 31, 2013 and 2014, our revenues grew by 111% and 62%, respectively, as compared to revenues from the prior fiscal year, and revenues for our fiscal quarter ended July 31, 2014 grew by approximately 53%, as compared to the same period a year ago. We expect the growth rate of our revenues to decline in future periods. At the same time, we expect our future expenses to increase as we continue to invest in our business. We expect to incur significant future expenditures related to:

—	developing new solutions, enhancing our existing solutions and improving the technology infrastructure, scalability, availability, security and support for our solutions;
—

expanding and deepening our relationships with our existing customer base, including expenditures related to increasing the adoption of our solutions by the research and development departments of life sciences companies;

—	sales and marketing, including expansion of our direct sales organization and global marketing programs;
—	expansion of our professional services organization;
—	international expansion; and
—	general operations, IT systems and administration, including legal and accounting expenses related to being a public company that we did not incur as a private company.

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

Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including Veeva Vault, Veeva Network and our newer commercial applications that complement Veeva CRM. These solutions were recently introduced and although revenues related to Veeva Vault and Veeva Network exceeded 10% of our total revenues in the first two quarters of our fiscal year ending January 31, 2015, it is uncertain whether these solutions will continue growing and comprise a more significant portion of our total revenues. It may take us significant time and we may incur significant expense to effectively market and sell these solutions, or to develop other new solutions and make enhancements to our existing solutions. If Veeva Vault, Veeva Network, our newer commercial applications that complement Veeva CRM, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.

We have experienced rapid growth in recent periods, and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

Since we were founded, we have experienced rapid growth and expansion of our operations. For instance, our employee headcount has increased from 437 as of January 31, 2013 to 725 employees as of January 31, 2014. As of July 31, 2014 our headcount was 815, and we plan on hiring additional employees in the future. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure, facilities and other resources. Our ability to manage our operations and growth will require us to continue to expand our research and development, sales and marketing, professional services and finance and administration teams, as well as our facilities and infrastructure. We will also be required to refine our operational, financial and management controls and reporting systems and procedures. Moreover, if we fail to efficiently manage this expansion, our costs and expenses may increase more than we plan and we may fail to expand our customer base, enhance our existing solutions, develop new solutions, satisfy the requirements of our existing customers, respond to competitive challenges or otherwise execute our business plan. If we are unable to manage our growth, our operating and financial results likely would be harmed.

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

Our subscription agreements with our customers are generally for a term of one year. We expect to continue to derive a significant portion of our revenues from renewal of existing subscription agreements. As a result, maintaining the renewal rate of our subscriptions and selling additional solutions and user subscriptions is critical to our future operating results. Factors that may affect the renewal rate for our solutions and our ability to sell additional solutions and user subscriptions include:

—	the price, performance and functionality of our solutions;
—	the availability, price, performance and functionality of competing solutions and services;
—	the effectiveness of our professional services;

—	our ability to develop complementary solutions, applications and services;
—	the stability, performance and security of our hosting infrastructure and hosting services; and
—	the business environment of our customers and, in particular, headcount reductions by our customers.

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

Our quarterly results of operations, including our revenues, gross margin, profitability and cash flows, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. Fluctuation in quarterly results may adversely impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed elsewhere in this “Risk Factors” section and those listed below:

—	the addition or loss of large customers, including through acquisitions or consolidations of such customers;
—	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
—	network outages or security breaches;
—	conditions within the life sciences industry;
—	general economic, industry and market conditions;
—	our ability to attract new customers;
—	amount of professional services purchased by our customers;
—	customer renewal rates and the timing and terms of customer renewals;
—	increases or decreases in the number of users of our solutions or pricing changes;
—	changes in our pricing policies or those of our competitors;
—	the mix of solutions and services sold during a period;
—	variations in the timing of the sales of our solutions;
—

the timing and success of introductions of new solutions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners; and

—	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

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

In some cases, our competitors are well-established providers of competitive solutions, which have long-standing relationships with many of our current and potential customers, including large pharmaceutical and emerging biopharmaceutical companies. Oracle, EMC and IMS, for example, each have larger and greater name recognition, a much longer operating history, larger marketing budgets and significantly greater resources than we do.

Many of our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than us. Such competitors may be able to initiate or withstand substantial price competition, and may offer solutions competitive to certain of our solutions on a standalone basis at a lower price or bundled as part of a larger product sale. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and distribution agreements with consultants, system integrators and resellers that we do not have. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. In addition, in order to take advantage of customer demand for cloud-based solutions, such competitors may expand their cloud-based solutions through acquisitions and organic development, or may seek to partner with other leading cloud providers. For instance, in June 2014, IMS announced its intention to acquire the information solutions and CRM businesses of Cegedim. The competitive impact of this potential acquisition is uncertain and may negatively impact our business.

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

Key and substantial portions of our Veeva CRM solution and the commercial applications that complement our Veeva CRM solution are developed on or utilize the Salesforce Platform of salesforce.com, inc., and we rely on our agreement with salesforce.com to continue to use the Salesforce Platform as combined with the proprietary aspects of our Veeva CRM solutions.

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

If we fail to effectively manage our technical operations infrastructure, our existing customers may experience service outages and our new customers may experience delays in the deployment of our solutions.

We have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our solutions. However, the provision of new hosting infrastructure requires adequate lead-time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage, problems associated with our third-party data center and network providers and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It is also possible that such problems could result in losses of customer data. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays in the deployment of our solutions as we seek to obtain additional capacity, which could adversely affect our reputation and adversely affect our revenues.

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

—

the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses and ensuring that our solutions enable our customers to comply with local life sciences industry laws and regulations;

—	data privacy laws which require that customer data be stored and processed in a designated territory;
—	difficulties in staffing and managing foreign operations, including employee laws and regulations;
—	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
—	new and different sources of competition;
—

weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

—	laws and business practices favoring local competitors;
—

compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection, and anti-bribery laws and regulations;

—	increased financial accounting and reporting burdens and complexities;
—	restrictions on the transfer of funds;

—	adverse tax consequences, including the potential for required withholding taxes; and
—	unstable regional and economic political conditions.

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

In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to successfully integrate the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

—	inability to integrate or benefit from acquired technologies or services in a profitable manner;
—	unanticipated costs or liabilities associated with the acquisition;
—	incurrence of acquisition-related costs;
—	difficulty integrating the accounting systems, operations and personnel of the acquired business;
—	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
—

difficulty converting the customers of the acquired business onto our solutions and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

—	diversion of management’s attention from other business concerns;
—	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;
—	the potential loss of key employees;
—	use of resources that are needed in other parts of our business; and
—	use of substantial portions of our available cash to consummate the acquisition.

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

There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, on August 6, 2013, Prolifiq Software, Inc. (Prolifiq) filed a lawsuit against us in the U.S. District Court for the Northern District of California, alleging that Veeva CRM Approved Email infringes U.S. Patent No. 7,634,556 held by Prolifiq. Prolifiq filed a First Amended Complaint on September 10, 2013, alleging that Veeva CRM Approved Email also infringes U.S. Patent Nos. 7,707,317, 8,296,378, 7,966,374 and 8,171,077 held by Prolifiq, in addition to U.S. Patent No. 7,634,556. The First Amended Complaint seeks unspecified monetary damages, attorneys’ fees, costs and injunctive relief against us. We answered the First Amended Complaint on October 1, 2013. Prolifiq filed a Second Amended Complaint on October 10, 2013, asserting the same five patents. We answered the Second Amended Complaint on October 24, 2013. On January 31, 2014, Prolifiq’s claims related to U.S. Patent Nos. 7,707,317, 7,966,374 and 8,171,077 were dismissed without prejudice pursuant to a stipulation of dismissal. On April 4, 2014, Prolifiq filed a Third Amended Complaint. In addition to its remaining claims of patent infringement, Prolifiq seeks to assert a cause of action for alleged trade secret misappropriation. We answered the Third Amended Complaint on June 10, 2014.  The court issued a claim construction order on August 6, 2014, which, in addition to construing the claims, also held that several claims of the patents that Prolifiq asserted in the case were invalid as indefinite. Discovery remains open and a trial date has been set for May 18, 2015. Separately, on August 6, 2014, we filed a proceeding in the U.S. Patent and Trademark Office challenging the patentability of U.S. Patent No. 7,634,556; this proceeding is referred to as an Inter Partes Review. On August 9 and 10, 2014, we filed additional Inter Partes Review proceedings against the remaining four patents asserted by Prolifiq in the First Amended Complaint. We intend to vigorously defend this lawsuit but we cannot be certain of the outcome. In the future, others may claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

We are an emerging growth company. For as long as we continue to be an emerging growth company, we also intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile. We will remain an emerging growth company until January 31, 2015.

If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be adversely affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our second annual report on Form 10-K following our initial public offering, which will be for our fiscal year ending January 31, 2015 (our “Fiscal 2015 Form 10-K”), provide a management report on internal controls over financial reporting. The Sarbanes-Oxley Act also requires that our management report on internal controls over financial reporting be attested to by our independent registered public accounting firm beginning with our Fiscal 2015 Form 10-K.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and has made some activities more time consuming and costly. Our management and other personnel have little experience managing a public company and preparing public filings. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our management and other personnel may need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we are incurring and expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, with which we will be expected to comply beginning with our fiscal year ending January 31, 2015. Although we have hired additional employees to comply with these requirements, we may need to hire more accounting, legal and financial staff in the future with appropriate public company experience and technical accounting knowledge to meet these requirements. We cannot accurately predict or estimate the amount or timing of additional costs we may incur as a result of becoming a public company. Further, if our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

We report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. These jurisdictions include Australia, Brazil, Canada, China, France, Germany, Hungary, Israel, Italy, Japan, Singapore, Spain, Switzerland, Thailand and the U.K. The international nature and organization of our business activities are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

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

The trading price of our Class A common stock has been and will likely continue to be volatile for the foreseeable future. Since shares of our Class A common stock were sold in our initial public offering in October 2013 at a price of $20.00 per share, our stock price has ranged from $17.11 to $49.00 through August 29, 2014. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our Class A common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, such as those in this “Risk Factors” section and others including:

—	fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to revenues ratio or price to earnings ratio;
—	overall performance of the equity markets;
—

variations in our operating results, including revenues, earnings per share, cash flows from operating activities and other financial metrics and non-financial metrics, and how those results compare to analyst expectations, including whether those results fail to meet, exceed or significantly exceed analyst expectations;

—

forward-looking statements related to our projections of future operating results, including the guidance we give in our regular earnings releases, changes in our projections of our future operating results or our failure to meet, exceed or significantly exceed these projections;

—	the net increases in the number of customers, either independently or as compared with published expectations of industry, financial or other analysts that cover us;
—	changes in our other financial, operational or other metrics, regardless of whether we regard those as metrics that reflect the current state of or longer-term prospects of our business;
—	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our Class A common stock;
—	announcements of technological innovations, new solutions or enhancements to services, strategic alliances or significant agreements by us or by our competitors;
—	announcements by us or by our competitors of mergers or other strategic acquisitions or rumors of such transactions involving us or our competitors;

—	announcements of customer additions and customer cancellations or delays in customer purchases;
—	recruitment or departure of key personnel;
—	disruptions in our solutions due to computer hardware, software or network problems, security breaches or other man-made or natural disasters;
—	the economy as a whole, market conditions in our industry and the industries of our customers;
—	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding Class A common stock;
—	the operating performance and market value of other similar companies;
—	changes in legislation relating to our existing or future solutions;
—	litigation or other claims against us;
—	the size of our market float; and
—	any other factors discussed herein.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2014, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 93.8% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline or make it more difficult for you to sell your common stock at a time and price that you deem appropriate and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, or the perception that our shares may be available for sale, will have on the prevailing market price of our Class A common stock.

In addition, as of July 31, 2014, we had options outstanding that, if fully exercised, would result in the issuance of approximately 22.1 million shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Certain holders of our Class A and Class B common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares (in the case of Class B common stock, the Class A common stock issuable upon conversion of such shares) or to include such shares in registration statements that we may file for us or other stockholders.  Any sales of securities by these stockholders could have a material adverse effect on the market price of our Class A common stock.

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

Our restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our Class A common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:

—	establish a classified board of directors so that not all members of our board are elected at one time;
—

provide for a dual class common stock structure, which gives our Chief Executive Officer, directors, executive officers, greater than 5% stockholders and their respective affiliates the ability to control the outcome of all matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A and Class B common stock;

—	permit the board of directors to establish the number of directors;

—	provide that directors may only be removed “for cause” and only with the approval of 66 2/3% of our stockholders;
—	require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;
—	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
—	eliminate the ability of our stockholders to call special meetings of stockholders;
—	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
—	provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws; and
—	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

Use of Proceeds from Public Offerings of Common Stock

On October 21, 2013, we closed our initial public offering (IPO) of 15,001,750 shares of Class A common stock, in which we sold 11,646,750 shares (inclusive of 1,956,750 shares issued upon the full exercise of the over-allotment option granted to the underwriters) at a public offering price of $20.00 per share. The aggregate offering price for shares sold in the offering was approximately $233 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-191085), which was declared effective by the SEC on October 15, 2013. The offering commenced on October 15, 2013 and did not terminate before all of the shares in the IPO were registered in the registration statement were sold. Morgan Stanley & Co. LLC and Deutsche Bank Securities Inc. acted as the managing underwriters. We raised approximately $217.2 million after deducting underwriting discounts and commissions, and before deducting total estimated offering expenses in connection with the offering of $2.9 million. As of July 31, 2014, we had received net cash proceeds of $215.7 million.

On March 31, 2014, we closed our follow-on offering of 13,800,000 shares of Class A common, in which we sold 1,390,000 shares (inclusive of 500,000 shares issued upon the full exercise of the over-allotment option granted to the underwriters) at a public offering of $26.35 per share. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-194640), which was declared effective by the SEC on March 25, 2014. Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC acted as the managing underwriters. Our proceeds from the offering were approximately $35.3 million after deducting underwriting discounts and commissions, and before deducting total estimated offering expenses in connection with the offering of $0.8 million. As of July 31, 2014, we had received net cash proceeds of $34.5 million.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013
3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013
10.1	Purchase and Sale Agreement, dated June 11, 2014, between Registrant and The Duffield Family Foundation, as amended July 16, 2014.
10.2	Description of Non-Employee Director Compensation.	8-K	001-36121	Item 5.02	7/10/2014
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS††	XBRL Instance Document.
101.SCH††	XBRL Taxonomy Schema Linkbase Document.
101.CAL††	XBRL Taxonomy Calculation Linkbase Document.
101.DEF††	XBRL Taxonomy Definition Linkbase Document.
101.LAB††	XBRL Taxonomy Labels Linkbase Document.
101.PRE††	XBRL Taxonomy Presentation Linkbase Document.
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
Timothy S. Cabral
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: September 11, 2014

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013
3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013
10.1	Purchase and Sale Agreement, dated June 11, 2014, between Registrant and The Duffield Family Foundation, as amended July 16, 2014.
10.2	Description of Non-Employee Director Compensation.	8-K	001-36121	Item 5.02	7/10/2014
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS††	XBRL Instance Document.
101.SCH††	XBRL Taxonomy Schema Linkbase Document.
101.CAL††	XBRL Taxonomy Calculation Linkbase Document.
101.DEF††	XBRL Taxonomy Definition Linkbase Document.
101.LAB††	XBRL Taxonomy Labels Linkbase Document.
101.PRE††	XBRL Taxonomy Presentation Linkbase Document.
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