Form 10-Q
period 2014-10-31
VEEVA SYSTEMS INC
filed 2014-12-11
CIK 1393052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2014

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

As of November 28, 2014, there were 59,042,145 shares of the Registrant’s Class A common stock outstanding and 71,552,834 shares of the Registrant’s Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	October 31,	January 31,
	2014	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$132,135	$262,507
Short-term investments	260,731	25,625
Accounts receivable, net of allowance for doubtful accounts of $269 and $305, respectively	45,241	58,433
Deferred income taxes	2,151	2,075
Income tax receivable	4,734	1,389
Other current assets	4,524	3,703
Total current assets	449,516	353,732
Property and equipment, net	27,613	2,445
Capitalized internal-use software, net	1,301	1,585
Goodwill	4,850	4,850
Intangible assets, net	5,314	6,551
Other long-term assets	3,959	1,145
Total assets	$492,553	$370,308

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,147	$2,117
Accrued compensation and benefits	7,002	8,750
Accrued expenses and other liabilities	12,348	7,931
Income tax payable	1,595	439
Deferred revenue	84,668	67,380
Total current liabilities	107,760	86,617
Deferred income taxes, noncurrent	1,698	1,698
Other long-term liabilities	1,888	1,897
Total liabilities	111,346	90,212
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 58,475,649 and 15,044,750 issued and outstanding at October 31, 2014 and January 31, 2014, respectively	—	—
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 71,933,469 and 109,746,795 issued and outstanding at October 31, 2014 and January 31, 2014, respectively	1	1
Additional paid-in capital	305,631	231,534
Accumulated other comprehensive income (loss)	(24)	19
Retained earnings	75,599	48,542
Total stockholders’ equity	381,207	280,096
Total liabilities and stockholders’ equity	$492,553	$370,308

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(Unaudited)
Revenues:
Subscription services	$61,435	$38,935	$166,528	$100,935
Professional services and other	22,390	16,044	59,682	46,413
Total revenues	83,825	54,979	226,210	147,348
Cost of revenues(1):
Cost of subscription services	14,409	9,511	39,795	24,409
Cost of professional services and other	16,007	11,881	44,707	33,835
Total cost of revenues	30,416	21,392	84,502	58,244
Gross profit	53,409	33,587	141,708	89,104
Operating expenses(1):
Research and development	10,635	6,585	29,414	18,469
Sales and marketing	14,251	11,467	40,875	28,739
General and administrative	8,582	5,550	22,136	13,900
Total operating expenses	33,468	23,602	92,425	61,108
Operating income	19,941	9,985	49,283	27,996
Other income (expense), net	(989)	125	(1,120)	(439)
Income before income taxes	18,952	10,110	48,163	27,557
Provision for income taxes	8,694	3,585	21,106	10,189
Net income	$10,258	$6,525	$27,057	$17,368
Net income attributable to Class A and Class B common stockholders:
Basic	$10,198	$2,339	$26,851	$4,613
Diluted	$10,198	$6,387	$26,851	$16,937
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.08	$0.07	$0.21	$0.16
Diluted	$0.07	$0.05	$0.19	$0.13
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	129,212	35,802	126,836	28,519
Diluted	144,289	131,963	144,082	129,601
Other comprehensive income:
Net change in unrealized gains on available-for-sale investments	$97	$8	$29	$6
Net change in cumulative foreign currency translation gain	(15)	—	(72)	—
Comprehensive income	$10,340	$6,533	$27,014	$17,374

(1)

Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$74	$49	$181	$58
Cost of professional services and other	549	230	1,711	458
Research and development	942	429	2,703	895
Sales and marketing	754	488	2,290	970
General and administrative	1,266	890	3,356	1,655
Total stock-based compensation	$3,585	$2,086	$10,241	$4,036

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
	Class A & B		Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 31, 2014	124,791,545	$1	$231,534	$48,542	$19	$280,096
Issuance of common stock upon exercise of stock options	3,815,493	—	4,314	—	—	4,314
Vesting of early exercised stock options	—	—	318	—	—	318
Stock-based compensation expense	—	—	10,288	—	—	10,288
Issuance of common shares under Employee Stock Purchase Plan	350,059	—	5,951	—	—	5,951
Issuance of common stock upon vesting of restricted stock units	62,021	—	—	—	—
Follow-on offering, net of issuance costs	1,390,000	—	34,495	—	—	34,495
Excess tax benefits from employee stock plans	—	—	18,731	—	—	18,731
Other comprehensive income	—	—	—	—	(43)	(43)
Net income	—	—	—	27,057	—	27,057
Balance at October 31, 2014	130,409,118	$1	$305,631	$75,599	$(24)	$381,207

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(Unaudited)
Cash flows from operating activities
Net income	$10,258	$6,525	$27,057	$17,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,022	774	2,943	1,552
Amortization of premiums on short-term investments	611	98	1,344	276
Stock-based compensation	3,585	2,086	10,241	4,036
Deferred income taxes	(76)	(86)	(76)	(259)
Bad debt expense	(28)	(303)	41	(21)
Changes in operating assets and liabilities:
Accounts receivable	16,684	(9,417)	13,151	(9,852)
Income taxes	769	(1,750)	(2,189)	(5,733)
Other current and long-term assets	(2,294)	(1,224)	(3,644)	(2,117)
Accounts payable	354	1,157	56	(946)
Accrued expenses and other current liabilities	4,017	1,720	2,791	5,859
Deferred revenue	(635)	5,254	17,288	14,607
Long-term liabilities	(11)	433	(9)	758
Net cash provided by operating activities	34,256	5,267	68,994	25,528
Cash flows from investing activities
Purchases of short-term investments	(103,836)	(4,315)	(333,728)	(7,086)
Maturities and sales of investments	52,677	2,250	97,307	4,850
Purchases of property and equipment	(790)	(460)	(26,072)	(1,561)
Acquisitions, net of cash acquired	—	—	—	(12,149)
Payments for capitalized internal-use software	(81)	(720)	(301)	(1,013)
Proceeds from note receivable–related party	—	—	—	253
Payments for restricted cash and deposits	8	(5)	9	(2)
Net cash used in investing activities	(52,022)	(3,250)	(262,785)	(16,708)
Cash flows from financing activities
Proceeds from early exercise of common stock options	—	158	—	225
Proceeds from exercise of common stock options	2,102	95	4,314	472
Proceeds from Employee Stock Purchase Plan	—	—	5,951	—
Net proceeds from offerings	—	216,263	34,495	215,734
Excess tax benefits from employee stock plans	7,698	—	18,731	—
Net cash provided by financing activities	9,800	216,516	63,491	216,431
Effect of exchange rate changes on cash and cash equivalents	(15)	—	(72)	—
Net change in cash and cash equivalents	(7,981)	218,533	(130,372)	225,251
Cash and cash equivalents at beginning of period	140,116	38,608	262,507	31,890
Cash and cash equivalents at end of period	$132,135	$257,141	$132,135	$257,141
Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$477	$4,998	$5,101	$14,984
Non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities related to property and equipment purchases	$191	$(46)	$170	$(20)
Vesting of early exercised stock options	$87	$212	$318	$460
Offering costs not yet paid	$—	$805	$—	$1,473

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Summary of Business and Significant Accounting Policies

Description of Business

Veeva provides industry-specific, cloud-based software solutions for the life sciences industry, which we refer to as Industry Cloud solutions. Our Industry Cloud solutions enable pharmaceutical and other life sciences companies to realize the benefits of modern cloud-based architectures and mobile applications for their most critical business functions, without compromising industry-specific functionality or regulatory compliance. Our customer relationship management solutions, Veeva CRM, and the applications that complement Veeva CRM, enable our customers to increase the productivity and compliance of their sales and marketing functions. Our regulated content management and collaboration solutions, Veeva Vault, enable our customers to manage a range of highly regulated, content-centric processes across the enterprise. The Veeva Vault applications address specific processes within the research and development and sales and marketing, or commercial, functions of life sciences companies. Our customer master solution, Veeva Network, which includes our proprietary database of healthcare provider and healthcare organization data, enables our customers to create and maintain accurate customer data. Our fiscal year end is January 31.

Follow-on Offering

On March 31, 2014, we closed our follow-on offering of 13,800,000 shares of Class A common stock (inclusive of 1,800,000 shares sold upon the full exercise of the over-allotment option granted to the underwriters), which included 1,390,000 shares sold by us and a total of 12,410,000 shares sold by certain selling stockholders. The public offering price of the shares sold in the offering was $26.35 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. Our proceeds from the offering were $34.5 million after deducting underwriting discounts and commissions and total offering expenses.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the condensed consolidated financial statements and the notes thereto. These estimates are based on information available as of the date of the condensed consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Significant items subject to such estimates and assumptions include, but are not limited to:

—	the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements;
—	the fair value of assets acquired and liabilities assumed for business combinations;
—	the valuation of short-term investments and the determination of other-than-temporary impairments;
—	the valuation of building and land;
—	the realizability of deferred income tax assets;
—	the fair value of our stock-based awards and related forfeiture rates; and
—	the capitalization and estimated useful life of internal-use software development costs.

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

Our subscription services arrangements are generally non-cancellable and do not provide for refunds to customers in the event of cancellations. We record revenues net of any sales taxes.

Subscription Services Revenues

Subscription services revenues are recognized ratably over the order term beginning when the solution has been provisioned to the customer. Our subscription arrangements are considered service contracts, and the customer does not have the right to take possession of the software.

Professional Services and Other Revenues

The majority of our professional services arrangements are recognized on a time and material basis. Professional services revenues recognized on a time and material basis are measured monthly based on time incurred and contractually agreed upon rates. Certain professional services revenues are based on fixed fee arrangements and revenues are recognized based on progress against input measures, such as hours incurred. In some cases the terms of our time and materials and fixed fee arrangements may require that we defer the recognition of revenue until contractual conditions are met. Data services and training revenues are generally recognized as the services are performed.

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

Certain Risks and Concentrations of Credit Risk

Our revenues are derived from subscription services, professional services and other services delivered primarily to the pharmaceutical and life sciences industry. We operate in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs, the emergence of competitive products or services with new capabilities and other factors could negatively impact our operating results.

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

The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	October 31,	January 31,
	2014	2014
Customer 1	*	10%
Customer 2	12%	*
Customer 3	*	*

*Does not exceed 10%.

The following customers individually exceeded 10% of total revenues for the periods shown:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Customer 1	*	*	*	10%
Customer 2	*	*	*	*
Customer 3	10%	*	*	*

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

At October 31, 2014, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Asset-backed securities	$8,961	$—	$(2)	$8,959
Corporate notes and bonds	50,356	8	(28)	50,336
U.S. agency obligations	190,170	61	(6)	190,225
U.S. treasury securities	11,199	12	—	11,211
Total available-for-sale securities	$260,686	$81	$(36)	$260,731

At January 31, 2014, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate notes and bonds	$10,499	$9	$(1)	$10,507
U.S. agency obligations	15,111	7	—	15,118
Total available-for-sale securities	$25,610	$16	$(1)	$25,625

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

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	October 31,	January 31,
	2014	2014
Due in one year or less	$176,608	$17,667
Due in greater than one year	84,123	7,958
Total	$260,731	$25,625

We have certain available-for-sale securities in a gross unrealized loss position, all of which have been in such position for less than 12 months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in our condensed consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income. There were no impairments considered other-than-temporary as of October 31, 2014 and January 31, 2014.

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of October 31, 2014 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Asset-backed securities	$6,754	$(2)
Corporate notes and bonds	33,490	(28)
U.S. agency obligations	34,215	(6)

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of January 31, 2014 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Corporate notes and bonds	$1,403	$(1)

Note 3.	Property and Equipment, Net

Property and equipment, net, consists of the following as of the dates shown (in thousands):

	October 31,	January 31,
	2014	2014
Land	$3,040	$—
Building	20,984	—
Equipment and computers	2,969	1,912
Furniture and fixtures	1,195	948
Leasehold improvements	1,135	858
Construction in progress	402	121
	29,725	3,839
Less accumulated depreciation	(2,112)	(1,394)
Total property and equipment, net	$27,613	$2,445

Total depreciation expense for the three and nine months ended October 31, 2014 was $0.4 million and $1.0 million, respectively, and $0.2 million and $0.6 million, for the three and nine months ended October 31, 2013, respectively. Land is not depreciated.

Acquisition of Corporate Headquarters Building

On July 22, 2014, we purchased land and a building for our new corporate headquarters located in Pleasanton, California for $24.0 million. The headquarters will support the overall growth of our business, and we expect to occupy the building in spring 2015. The useful life for the building is expected to be 30 years and will be amortized on a straight-line basis.

Note 4.	Capitalized Internal-Use Software

Capitalized internal-use software, net, consisted of the following as of the dates shown (in thousands):

	October 31,	January 31,
	2014	2014
Capitalized internal-use software development costs	$3,182	$2,834
Less accumulated amortization	(1,881)	(1,249)
Capitalized internal-use software development costs, net	$1,301	$1,585

During the three and nine months ended October 31, 2014, we capitalized $0.1 million and $0.3 million, respectively, for internal-use software development costs.  During the three and nine months ended October 31, 2013, we capitalized $0.8 million and $1.1 million, respectively, for internal-use software development costs.

Capitalized internal-use software amortization expense for the three and nine months ended October 31, 2014 was $0.2 million and $0.6 million, respectively, and $0.1 million and $0.3 million, for the three and nine months ended October 31, 2013, respectively.

Note 5.	Intangible Assets

The following schedule presents the details of intangible assets as of October 31, 2014 (in thousands):

	October 31, 2014
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Data update technology	$3,680	$(1,004)	$2,676	3.7
Database	2,570	(876)	1,694	2.7
Customer relationships	1,020	(232)	788	4.7
Software	304	(148)	156	1.6
	$7,574	$(2,260)	$5,314

The following schedule presents the details of intangible assets as of January 31, 2014 (in thousands):

	January 31, 2014
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Data update technology	$3,680	$(452)	$3,228	4.4
Database	2,570	(394)	2,176	3.4
Customer relationships	1,020	(104)	916	5.4
Software	304	(73)	231	2.3
	$7,574	$(1,023)	$6,551

Amortization expense associated with acquired intangible assets for the three and nine months ended October 31, 2014 was $0.4 million and $1.2 million, respectively, and $0.4 million and $0.6 million for the three and nine months ended October 31, 2013.

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of October 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$43,059	$—	$—	$43,059
Commercial paper	—	2,100	—	2,100
U.S. agency obligations	—	7,933	—	7,933
Short-term investments
Asset backed-securities	—	8,959	—	8,959
Corporate notes and bonds	—	50,336	—	50,336
U.S. agency obligations	—	190,225	—	190,225
U.S. treasury securities	—	11,211	—	11,211
Total	$43,059	$270,764	$—	$313,823

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

For the three months ended October 31, 2014 and 2013, our effective tax rates were 45.9% and 35.5%, respectively and for the nine months ended October 31, 2014 and 2013, our effective tax rates were 43.8% and 37.0%, respectively.. Our effective tax rate increased 10.4% and 6.8% during the three and nine months ended October 31, 2014, respectively, as compared to the same period in the prior fiscal year primarily due to the expiration of the federal research and development tax credit and a reduction of the domestic production activities deduction caused by the increased stock option activity during the period.

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

Common Stock

As of October 31, 2014, we had 58,475,649 shares of Class A common stock and 71,933,469 shares of Class B common stock outstanding, of which 559,437 shares of Class B common stock were unvested, resulting from employees exercising stock options prior to vesting.

As of January 31, 2014, we had 15,044,750 shares of Class A common stock and 109,746,795 shares of Class B common stock outstanding, of which 1,824,457 shares of Class B common stock were unvested, resulting from employees exercising stock options prior to vesting.

Early Exercise of Employee Options

We historically have allowed for the early exercise of options granted under the 2007 Stock Plan (2007 Plan) prior to vesting. The 2007 Plan allows for such exercises by means of cash payment, surrender of already outstanding common stock, a same day broker assisted sale or through any other form or method consistent with applicable laws, regulations and rules. Historically, all exercises have been through cash payment. The unvested shares are subject to our repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options, and reclassified to common stock as our repurchase right lapses. At October 31, 2014 and January 31, 2014, there were unvested shares in the amount of 559,437 and 1,824,457, respectively, which were subject to repurchase at an aggregate price of approximately $0.1 million and $0.5 million, respectively.

Stock Option Activity

A summary of stock option activity for the nine months ended October 31, 2014 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (in years)	value
Options outstanding at January 31, 2014	25,424,437	$3.22	8.5	$726,649,586
Options granted	526,667	26.64
Options exercised	(3,832,160)	1.13		$88,592,429
Options forfeited/cancelled	(1,140,985)	4.63
Options outstanding at October 31, 2014	20,977,959	$4.12	8.0	$539,507,766
Options vested and exercisable at October 31, 2014	3,649,536	$2.16	6.8	$100,957,561
Options vested and exercisable at October 31, 2014 and expected to vest thereafter	19,694,277	$4.09	8.0	$507,063,583

The weighted average grant-date fair value of options granted during the three and nine months ended October 31, 2014 was $14.19 and $13.85, respectively, per share.  The weighted average grant-date fair value of options granted during the three and nine months ended October 31, 2013 was $6.98 and $2.72, respectively, per share.

As of October 31, 2014, there was $37.3 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under the 2007 Plan, 2012 EIP and 2013 EIP. This cost is expected to be recognized over a weighted average period of 4.6 years.

As of October 31, 2014, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.

Our closing stock price as reported on the New York Stock Exchange as of October 31, 2014 was $29.78. The total intrinsic value of options exercised was approximately $26.1 million and $88.6 million for the three and nine months ended October 31, 2014.

Restricted Stock Units

A summary of restricted stock unit (RSU) activity for the nine months ended October 31, 2014 is as follows:

		Weighted
	Unreleased	average
	Restricted	grant date
	Stock Units	fair value
Balance at January 31, 2014	156,050	$36.52
RSUs granted	719,835	25.16
RSUs vested	(62,021)	30.04
RSUs forfeited/cancelled	(38,882)	31.52
Balance at October 31, 2014	774,982	$26.74

During the three and nine months ended October 31, 2014, we issued RSUs under the 2013 EIP with a weighted-average grant date fair value of $26.21 and $25.16.

As of October 31, 2014, there was a total of $19.7 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 3.6 years. We did not grant RSUs during the three and nine months ended October 31, 2013.

Stock-Based Compensation

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Volatility	49%	48% – 49%	48% – 50%	42% – 50%
Expected life (in years)	6.00	6.32 – 6.53	6.00 – 6.32	6.32 – 8.23
Risk-free interest rate	1.90%	1.73% – 2.09%	1.85% – 1.94%	1.03% – 2.09%
Dividend yield	—%	—%	—%	—%

 Employee Stock Purchase Plan

The initial offering period for our Employee Stock Purchase Plan (ESPP) commenced on the date of our initial public offering and ended on June 15, 2014.  During our initial ESPP offering period 350,059 shares of Class A Common Stock were purchased.  We do not currently have an active, open offering period under our ESPP.

During active offering periods, our ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our Class A common stock on the first day of the applicable offering period or the fair market value of our Class A common stock on the purchase date. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations.

The following table presents the weighted-average assumptions used to calculate our stock-based compensation for the stock purchases under the ESPP:

Volatility	44%
Expected life (in years)	0.58
Risk-free interest rate	0.10%
Dividend yield	—%

The amounts of stock-based compensation capitalized for internal-use software in the three and nine months ended October 31, 2014 and 2013 were immaterial.

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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2014		2013		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$4,358	$5,900	$328	$6,197	$8,630	$18,427	$365	$17,003
Noncumulative dividends on convertible preferred stock	—	—	(6)	(119)	—	—	(8)	(396)
Undistributed earnings allocated to participating securities	(25)	(35)	(204)	(3,857)	(66)	(140)	(260)	(12,091)
Net income attributable to common stockholders, basic	$4,333	$5,865	$118	$2,221	$8,564	$18,287	$97	$4,516
Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	54,897	74,315	1,800	34,002	40,454	86,382	600	27,919
Net income per share attributable to common stockholders, basic	$0.08	$0.08	$0.07	$0.07	$0.21	$0.21	$0.16	$0.16

Diluted
Numerator
Net income attributable to common stockholders, basic	$4,333	$5,865	$118	$2,221	$8,564	$18,287	$97	$4,516
Add back of:
Noncumulative dividends on convertible preferred stock	—	—	6	119	—	—	8	396
Undistributed earnings allocated to participating securities	—	—	204	3,857	—	—	260	12,091
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	5,865	—	2,221	—	18,287	—	4,516	—
Noncumulative dividends on convertible preferred stock	—	—	119		—	—	396
Undistributed earnings allocated to participating securities	—	—	3,857		—	—	12,091
Reallocation of net income to Class B common stock	—	453	(138)	(138)	—	1,025	(431)	(431)
Net income attributable to common stockholders, diluted	$10,198	$6,318	$6,387	$6,059	$26,851	$19,312	$16,937	$16,572
Denominator
Number of shares used for basic EPS computation	54,897	74,315	1,800	34,002	40,454	86,382	600	27,919
Conversion of Class B to Class A common stock	74,315	—	34,002	—	86,382	—	27,919	—
Effect of potentially dilutive common shares	15,077	15,077	19,639	19,639	17,246	17,246	18,939	18,939
Effect of conversion of preferred stock upon IPO	—	—	76,522	76,522	—	—	82,143	82,143
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	144,289	89,392	131,963	130,163	144,082	103,628	129,601	129,001
Net income per share attributable to common stockholders, diluted	$0.07	$0.07	$0.05	$0.05	$0.19	$0.19	$0.13	$0.13

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Options to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	767,413	35,304	332,458	38,714

Note 10.	Commitments and Contingencies

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

On August 6, 2013, Prolifiq Software, Inc. (Prolifiq) filed a lawsuit against us in the U.S. District Court for the Northern District of California, alleging that Veeva CRM Approved Email infringes U.S. Patent No. 7,634,556 held by Prolifiq. Prolifiq filed a First Amended Complaint on September 10, 2013, alleging that Veeva CRM Approved Email also infringes U.S. Patent Nos. 7,707,317, 8,296,378, 7,966,374 and 8,171,077 held by Prolifiq, in addition to U.S. Patent No. 7,634,556. The First Amended Complaint seeks unspecified monetary damages, attorneys’ fees, costs and injunctive relief against us. We answered the First Amended Complaint on October 1, 2013. Prolifiq filed a Second Amended Complaint on October 10, 2013, asserting the same five patents. We answered the Second Amended Complaint on October 24, 2013. On January 31, 2014, Prolifiq’s claims related to U.S. Patent Nos. 7,707,317, 7,966,374 and 8,171,077 were dismissed without prejudice pursuant to a stipulation of dismissal. On April 4, 2014, Prolifiq filed a Third Amended Complaint, in which, in addition to its remaining claims of patent infringement, Prolifiq sought to assert a cause of action for alleged trade secret misappropriation. We answered the Third Amended Complaint on June 10, 2014.  The court issued a claim construction order on August 6, 2014, which, in addition to construing the claims, also held that several claims of the patents that Prolifiq asserted in the case were invalid as indefinite.

On November 21, 2014, we entered into a Confidential Settlement and Cross-License Agreement (“Settlement Agreement”) with Prolifiq resolving all outstanding legal disputes between us, including patent infringement and trade secret misappropriation claims asserted by Prolifiq against us. Pursuant to the Settlement Agreement, Prolifiq agreed to dismiss the lawsuit described above, granted us a license to all five of the Prolifiq patents asserted against us over the course of the lawsuit (and any patents claiming priority to the applications that led to those patents), and agreed not to sue us with respect to any additional patents that may be issued to Prolifiq for a period of time set forth in the Settlement Agreement. Prolifiq, in turn, will receive a one-time payment from us and a license to certain future patents of ours that may be issued from our patent applications filed over a period of time set forth in the Settlement Agreement. The financial terms of the Settlement Agreement are reflected in our financial results for the period ended October 31, 2014. Amounts allocated to the settlement of the litigation were recorded as general and administrative expenses in our Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended October 31, 2014, and amounts allocated to the license acquired from Prolifiq were recorded as other current assets and other long-term assets in our Condensed Consolidated Balance Sheet as of October 31, 2014. In connection with the Settlement Agreement, on November 25, 2014, the parties filed a stipulated Dismissal of the Action with Prejudice. Also, in connection with the Settlement Agreement, the parties jointly terminated the Inter Partes Review proceedings that we initiated which challenges the patentability of each of the five patents Prolifiq asserted against Veeva over the course of the lawsuit.

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

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce Platform in combination with our developed technology to deliver our Veeva CRM solution, including hosting infrastructure and data center operations provided by salesforce.com. On March 3, 2014, we extended the term of the Value-Added Reseller Agreement for an additional ten years through September 1, 2025 and amended our minimum order commitments. As of October 31, 2014, we remained obligated to pay fees of at least $474.8 million prior to September 1, 2025 in connection with this agreement.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Revenues by geography
North America	$46,056	$33,217	$125,399	$88,752
Europe and other	22,326	12,515	58,919	34,985
Asia Pacific	15,443	9,247	41,892	23,611
Total revenues	$83,825	$54,979	$226,210	$147,348

Long-lived assets by geographic area are as follows as of the date shown (in thousands):

	October 31,	January 31,
	2014	2014
Long-lived assets by geography
North America	$26,541	$1,341
Europe and other	531	509
Asia Pacific	541	595
Total long-lived assets	$27,613	$2,445

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Veeva provides industry-specific, cloud-based software solutions for the life sciences industry, which we refer to as Industry Cloud solutions. Our Industry Cloud solutions enable pharmaceutical and other life sciences companies to realize the benefits of modern cloud-based architectures and mobile applications for their most critical business functions, without compromising industry-specific functionality or regulatory compliance. Our customer relationship management solution, Veeva CRM, and the applications that complement Veeva CRM, enable our customers to increase the productivity and compliance of their sales and marketing functions. Our regulated content management and collaboration solutions, Veeva Vault, enable our customers to manage a range of highly regulated, content-centric processes across the enterprise. The Veeva Vault applications address specific processes within the research and development and sales and marketing, or commercial, functions of life sciences companies. Our customer master solution, Veeva Network, which includes our proprietary database of healthcare provider and healthcare organization data, enables our customers to create and maintain accurate customer data.

Veeva CRM was our first commercially available solution and has made up the vast majority of our revenue historically. For instance, in our fiscal year ended January 31, 2014, we derived approximately 95% of our subscription services revenues from our Veeva CRM and Veeva CRM complementary solutions. The contribution of revenues associated with Veeva Vault and Veeva Network is expected to increase as a percentage of total revenue going forward. In the quarter ended October 31, 2014, total revenues associated with our Veeva Vault and Veeva Network solutions, comprised in excess of 15% of our total revenues. However, we have less experience selling Veeva Vault, Veeva Network and our newer commercial applications that complement Veeva CRM. To the extent that these more recently introduced solutions do not achieve significant market acceptance, our business and results of operations may be adversely affected. In particular, certain of our Veeva Vault solutions are offered to segments of the life sciences industry to which we have less experience marketing, including the research and development organizations of life sciences companies and emerging biotechnology companies. We must be successful in marketing to these and other potential newer industry segments. We intend to increase the adoption of our solutions by increasing the size of our sales force. However, the timing and effectiveness of any increase in our sales organization is difficult to predict.

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

The primary purpose of our professional services organization is to promote customer success and effective deployments of our Industry Cloud solutions. This component of our revenues can vary period to period depending on a number of factors, including the requirements, complexity and timing of our customer’s implementation projects, and in certain circumstances, the timing of revenue recognition for our professional services engagements. Historically, professional services revenues have represented a material portion of our total revenues. For example, professional services revenues were 30% of total revenues in the fiscal year ended January 31, 2014.

For the nine months ended October 31, 2014 and 2013, total revenues were $226.2 million and $147.3 million, respectively, representing period-over-period growth of 54%. For the nine months ended October 31, 2014 and 2013, our subscription services revenues were $166.5 million and $100.9 million, respectively, representing period-over-period growth of 65%. We generated net income of $27.1 million and $17.4 million for the nine months ended October 31, 2014 and 2013, respectively.

Key Factors Affecting Our Performance

Investment in Growth. We have invested and intend to continue to invest aggressively in expanding the breadth and depth of our Industry Cloud for life sciences. We expect to invest in research and development to expand existing and build new solutions, sales and marketing to promote our solutions to new and existing customers and in existing and expanded geographies, professional services to ensure the success of our customers’ implementations of our solutions, and other operational and administrative functions to support our expected growth and the requirements associated with being a public company. We anticipate that our headcount will increase as a result of these investments. We expect our total operating expenses will increase over time, and, in some cases, have short-term negative impacts on our operating margin.

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

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our Industry Cloud solutions. Professional services revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. For the nine months ended October 31, 2014, subscription services revenues constituted 74% of total revenues and professional services and other revenues constituted 26% of total revenues.

New subscription orders typically have a one-year term and automatically renew unless notice of cancellation is provided in advance. If a customer adds users or solutions to an existing order, such additional orders will generally be coterminous with the initial order, and as a result, orders for additional users or solutions will commonly have an initial term of less than one year. Subscription orders are generally billed at the subscription commencement date in annual or quarterly increments. Because the term of orders for additional users or solutions is commonly less than one year and payment terms may be quarterly, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue or calculated billings, a metric commonly cited by financial analysts that is the sum of the change in deferred revenue plus revenue, are accurate indicators of future revenues for any given period of time.

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

We utilize our own professional services personnel and, in certain cases, third-party subcontractors to perform our professional services engagements with customers. Our professional services engagements are primarily billed on a time and materials basis and revenues are typically recognized as the services are rendered. Certain professional services revenues are based on fixed fee arrangements and revenues are recognized based on progress against input measures, such as hours incurred. In some cases, the terms of our time and materials and fixed fee arrangements may require that we defer the recognition of revenue until contractual conditions are met.  In those circumstances, revenue recognition may be sporadic, based upon the achievement of such contractual conditions. Professional services revenues are affected primarily by our customers’ demands for implementation services, configuration, data services, training and managed services in connection with our solutions.

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

Cost of professional services and other revenues consists primarily of employee-related expenses associated with providing these services, including salaries, benefits and stock-based compensation expense, the cost of third-party subcontractors, travel costs and allocated overhead. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscription services due to the direct labor costs and costs of third-party subcontractors.

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

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing program costs, travel-related expenses and allocated overhead. Sales commissions and other incremental costs to acquire contracts are expensed as incurred.

General and Administrative. General and administrative expenses consist of employee-related expenses for our executive, finance and accounting, legal, employee success, management information systems personnel and other administrative employees. In addition, general and administrative expenses include legal costs, professional fees, other corporate expenses and allocated overhead.

Other Expense, Net

Other expense, net consists primarily of interest income, amortization of investments and realized and unrealized gains or losses on foreign currency.

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)
Consolidated Statements of Income Data:
Revenues:
Subscription services	$61,435	$38,935	$166,528	$100,935
Professional services and other	22,390	16,044	59,682	46,413
Total revenues	83,825	54,979	226,210	147,348
Cost of revenues(1):
Cost of subscription services	14,409	9,511	39,795	24,409
Cost of professional services and other	16,007	11,881	44,707	33,835
Total cost of revenues	30,416	21,392	84,502	58,244
Gross profit	53,409	33,587	141,708	89,104
Operating expenses(1):
Research and development	10,635	6,585	29,414	18,469
Sales and marketing	14,251	11,467	40,875	28,739
General and administrative	8,582	5,550	22,136	13,900
Total operating expenses	33,468	23,602	92,425	61,108
Operating income	19,941	9,985	49,283	27,996
Other income (expense), net	(989)	125	(1,120)	(439)
Income before income taxes	18,952	10,110	48,163	27,557
Provision for income taxes	8,694	3,585	21,106	10,189
Net income	$10,258	$6,525	$27,057	$17,368

(1)	Includes stock-based compensation as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)
Cost of revenues:
Cost of subscription services	$74	$49	$181	$58
Cost of professional services and other	549	230	1,711	458
Research and development	942	429	2,703	895
Sales and marketing	754	488	2,290	970
General and administrative	1,266	890	3,356	1,655
Total stock-based compensation	$3,585	$2,086	$10,241	$4,036

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Consolidated Statements of Income Data:
Revenues:
Subscription services	73.3%	70.8%	73.6%	68.5%
Professional services and other	26.7	29.2	26.4	31.5
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of subscription services	17.2	17.3	17.6	16.6
Cost of professional services and other	19.1	21.6	19.8	23.0
Total cost of revenues	36.3	38.9	37.4	39.6
Gross profit	63.7	61.1	62.6	60.4
Operating expenses:
Research and development	12.7	12.0	13.0	12.5
Sales and marketing	17.0	20.9	18.0	19.5
General and administrative	10.2	10.1	9.8	9.4
Total operating expenses	39.9	43.0	40.8	41.4
Operating income	23.8	18.1	21.8	19.0
Other income (expense), net	(1.2)	0.2	(0.5)	(0.3)
Income before income taxes	22.6	18.3	21.3	18.7
Provision for income taxes	10.4	6.5	9.3	6.9
Net income	12.2%	11.8%	12.0%	11.8%

	Three Months Ended October 31,			Nine Months Ended October 31,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
Revenues:
Subscription services	$61,435	$38,935	58%	$166,528	$100,935	65%
Professional services and other	22,390	16,044	40	59,682	46,413	29
Total revenues	$83,825	$54,979	52	$226,210	$147,348	54

Percentage of revenues:
Subscription services	73%	71%		74%	69%
Professional services and other	27	29		26	31
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended October 31, 2014 increased $28.8 million from the prior year period, of which $22.5 million was from subscription services revenues and $6.3 million from professional services and other revenues. Subscription services revenues were 73% of total revenues for the three months ended October 31, 2014, compared to 71% of total revenues for the prior year comparable period, reflecting the growth in our subscription services revenues as our customers expanded their use of our solutions across new divisions and geographies, and adopted our newer products.

Total revenues for the nine months ended October 31, 2014 increased $78.9 million from the prior year period, of which $65.6 million was from subscription services revenues and $13.3 million from professional services and other revenues. Subscription services revenues were 74% of total revenues for the nine months ended October 31, 2014, compared to 69% of total revenues for the prior year comparable period, reflecting the growth in our subscription services revenues as our customers expanded their use of our solutions across new divisions and geographies, and adopted our newer products.

Subscription services revenues for the three months ended October 31, 2014 increased $22.5 million from the prior year period. Two percent of the increase in subscription services revenues was attributable to orders from existing customers that were placed on or prior to October 31, 2013 and the renewal of such orders through October 31, 2014. Ninety-eight percent of the increase in subscription services revenues was attributable to new orders placed after October 31, 2013 to deploy our solutions to additional users within our existing customer base and to new users at new customers. New orders from existing customers consisted of expanded use of our solutions within a given customer and the addition of solutions not previously utilized by a given customer. Subscription services revenues from North America, as measured by the estimated location of the end users for subscription services, made up 53% of total subscription services revenues in the three months ended October 31, 2014 and 61% of total subscription services revenues in the three months ended October 31, 2013. This shift in geographic revenue mix was primarily due to the more rapid rate of revenue growth from deployments in both Europe and Asia Pacific as compared to North America.

Subscription services revenues for the nine months ended October 31, 2014 increased $65.6 million from the prior year period. Twenty-six percent of the increase in subscription services revenues was attributable to orders from existing customers that were placed on or prior to October 31, 2013 and the renewal of such orders through October 31, 2014. Seventy-four percent of the increase in subscription services revenues was attributable to new orders placed after October 31, 2013 to deploy our solutions to additional users within our existing customer base and to new users at new customers. New orders from existing customers consisted of expanded use of our solutions within a given customer and the addition of solutions not previously utilized by a given customer. Subscription services revenues from North America made up 54% of total subscription services revenues in the nine months ended October 31, 2014 and 62% of total subscription services revenues in the nine months ended October 31, 2013. This shift in geographic revenue mix was primarily due to the more rapid rate of revenue growth from deployments in both Europe and Asia Pacific as compared to North America.

Professional services and other revenues for the three months ended October 31, 2014 increased $6.3 million from the prior year period. Eighty-three percent of the professional services and other revenues was attributable to existing customers that signed agreements with us on or prior to October 31, 2013 and 17% of the professional services and other revenues was attributable to customers that signed agreements with us after October 31, 2013. Professional services revenues from North America, as measured by the estimated location of the user for which the services were performed, made up 59% of professional services revenues in the three months ended October 31, 2014, as compared to 60% in the prior year period.

Professional services and other revenues for the nine months ended October 31, 2014 increased $13.3 million from the prior year period. Eighty-six percent of the professional services and other revenues was attributable to existing customers that signed agreements with us on or prior to October 31, 2013 and 14% of the professional services and other revenues was attributable to customers that signed agreements with us after October 31, 2013. Professional services revenues from North America made up 58% of professional services revenues in the nine months ended October 31, 2014, as compared to 56% in the prior year period. This shift in geographic revenue mix was primarily due to an increased demand for implementation related professional services for our Veeva Vault solutions in North America, as compared to the prior period.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended October 31,			Nine Months Ended October 31,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$14,409	$9,511	51%	$39,795	$24,409	63%
Cost of professional services and other	16,007	11,881	35	44,707	33,835	32
Total cost of revenues	$30,416	$21,392	42	$84,502	$58,244	45

Gross margin percentage:
Subscription services	77%	76%		76%	76%
Professional services and other	29	26		25	27
Total gross margin percentage	64%	61%		63%	60%
Gross profit	$53,409	$33,587	59%	$141,708	$89,104	59%

Cost of revenues for the three months ended October 31, 2014 increased $9.0 million from the prior year period, of which $4.9 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase of users of our Veeva CRM solution, which drove an increase of $3.8 million in salesforce.com fees, and a $0.6 million increase in employee compensation-related costs.

Cost of revenues for the nine months ended October 31, 2014 increased $26.3 million from the prior year period, of which $15.4 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase of users of our Veeva CRM solution, which drove an increase of $11.4 million in salesforce.com fees, a $1.6 million increase in employee compensation-related costs, a $0.8 million increase in amortization of purchased intangible assets, a $0.6 million increase of amortization of internal-use software costs, and a $0.6 million increase in third-party server costs.

We expect cost of subscription services revenues to increase in absolute dollars in the near term and to decrease as a percentage of total subscription services revenues over time with the continued growth in the revenue contribution from Veeva Vault and Veeva Network, as these products have a slightly higher subscription services gross margin than Veeva CRM.

Cost of professional services and other revenues for the three months ended October 31, 2014 increased $4.1 million from the prior year period, primarily due to a $2.4 million increase in employee compensation-related costs, which includes an increase of $0.3 million in stock-based compensation, and a $1.5 million increase in third-party subcontractor costs. The increase in employee compensation-related costs resulted from headcount and annual merit increases and the increase in third-party subcontractor expense resulted from the increased demand for professional services during the period.

Cost of professional services and other revenues for the nine months ended October 31, 2014 increased $10.9 million from the prior year period, primarily due to an $8.6 million increase in employee compensation-related costs, which includes an increase of $1.3 million in stock-based compensation, and a $1.7 million increase in third-party subcontractor costs. The increase in employee compensation-related costs resulted from headcount and annual merit increases and the increase in third-party subcontractor expense resulted from the increased demand for professional services during the period.

We expect cost of professional services and other revenues to increase in absolute dollars in the near term and to increase slightly as a percentage of professional services and other revenues as we invest in our services organization to ensure customer success with respect to our newer solutions and newer geographies.

Gross profit as a percentage of total revenues for the three months ended October 31, 2014 and 2013 were 64% and 61%, respectively. The increase compared to the prior period is largely due to an increase in the proportion of total revenues attributable to subscription services revenues, which have higher gross margins than professional services and other revenues, an increase in professional services and other revenues gross margin, and the increased revenue contribution from our Veeva Vault and Veeva Network solutions, which have a slightly higher subscription services gross margin than Veeva CRM.

Gross profit as a percentage of total revenues for the nine months ended October 31, 2014 and 2013 were 63% and 60%, respectively. The increase compared to the prior period is primarily due to an increase in the proportion of total revenues attributable to subscription services revenues, which have higher gross margins than professional services and other revenues.

Operating Expenses and Operating Margin

Operating expenses include research and development, sales and marketing and general and administrative expenses. As we continue to invest in our growth through hiring additional headcount and expansion of our headquarters, we expect operating expenses to increase in absolute dollars and as a percentage of revenue in the near term which may result in a slight decrease in our operating margin.

Research and Development

	Three Months Ended October 31,			Nine Months Ended October 31,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
Research and development	$10,635	$6,585	62%	$29,414	$18,469	59%
Percentage of total revenues	13%	12%		13%	13%

Research and development expenses for the three months ended October 31, 2014 increased $4.1 million from the prior year period, primarily as a result of an increase of $3.0 million in employee compensation-related costs, which includes an increase of $0.5 million in stock-based compensation, and a reduction of $0.6 million in the capitalization of internal-use software development costs compared to the prior period. The increase in employee compensation-related costs resulted from headcount and annual merit increases.

Research and development expenses for the nine months ended October 31, 2014 increased $10.9 million from the prior year period, primarily as a result of an increase of $9.2 million in employee compensation-related costs, which includes an increase of $1.8 million in stock-based compensation, and a reduction of $0.7 million in the capitalization of internal-use software development costs compared to the prior period. The increase in employee compensation-related costs resulted from headcount and annual merit increases, as well as an increase in employer payroll tax expense related to the exercise and subsequent sale of nonqualified stock options.

We expect research and development expenses to increase in absolute dollars in the near term, primarily due to higher headcount as we continue to add developers and invest in our solutions.

Sales and Marketing

	Three Months Ended October 31,			Nine Months Ended October 31,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
Sales and marketing	$14,251	$11,467	24%	$40,875	$28,739	42%
Percentage of total revenues	17%	21%		18%	20%

Sales and marketing expenses for the three months ended October 31, 2014 increased $2.8 million from the prior year period, primarily due to an increase of $2.3 million in employee compensation-related costs, which includes a $0.5 million increase in sales commissions and an increase of $0.3 million in stock-based compensation. The increase in employee compensation-related costs resulted from headcount and annual merit increases.

Sales and marketing expenses for the nine months ended October 31, 2014 increased $12.1 million from the prior year period, primarily due to an increase of $9.7 million in employee compensation-related costs, which includes a $1.4 million increase in sales commissions and an increase of $1.3 million in stock-based compensation, and an increase of $1.4 million in marketing program costs associated with our Commercial and R&D Summits. The increase in employee compensation-related costs resulted from headcount and annual merit increases, as well as an increase in employer payroll tax expense related to the exercise and subsequent sale of nonqualified stock options.

We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily driven by employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our newer solutions and our continued expansion of our international sales capacity across all our solutions.

General and Administrative

	Three Months Ended October 31,			Nine Months Ended October 31,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
General and administrative	$8,582	$5,550	55%	$22,136	$13,900	59%
Percentage of total revenues	10%	10%		10%	9%

General and administrative expenses for the three months ended October 31, 2014 increased $3.0 million from the prior year period, primarily due to an increase of $0.8 million in employee compensation-related costs, which includes an increase of $0.4 million in stock-based compensation, and an increase of $1.2 million in third-party professional services costs. The increase in employee compensation-related costs resulted from headcount and annual merit increases.

General and administrative expenses for the nine months ended October 31, 2014 increased $8.2 million from the prior year period, primarily due to an increase of $3.9 million in employee compensation-related costs, which includes an increase of $1.7 million in stock-based compensation, and an increase of $3.0 million in third-party professional services costs. The increase in employee compensation-related costs resulted from headcount and annual merit increases and the increase in third-party professional fees was attributable to higher legal fees and accounting related fees.

We expect general and administrative expenses to increase in absolute dollars in the near term, primarily due to higher headcount and additional expenses, such as professional services from third-party providers, including legal and accounting fees to address public company requirements, and to provide increased administrative support to our foreign operations.

Other Expense, Net

	Three Months Ended October 31,			Nine Months Ended October 31,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
Other income (expense), net	$(989)	$125	-891%	$(1,120)	$(439)	155%

Other expenses for the three months ended October 31, 2014 were primarily comprised of foreign currency loss of $1.3 million and investment amortization of $0.6 million, partially offset by $1.0 million in interest income. The higher interest income and investment amortization compared to the prior year period was primarily attributable to our higher cash equivalent and investment balances. The foreign currency loss was driven by the decline in the value of the Euro to the U.S. Dollar and resulting primarily from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.  Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen and Chinese Yuan. We expect to experience additional adverse foreign currency impacts if any of these currencies decline further.

Other expenses for the nine months ended October 31, 2014 were primarily comprised of foreign currency loss of $1.8 million and investment amortization of $1.6 million, partially offset by $2.2 million in interest income. The higher interest income and investment amortization compared to the prior year period was primarily attributable to our higher cash and investment balances.

Provision for Income Taxes

	Three Months Ended October 31,			Nine Months Ended October 31,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
Income before income taxes	$18,952	$10,110	87%	$48,163	$27,557	75%
Provision for income taxes	8,694	3,585	143	21,106	10,189	107
Effective tax rate	45.9%	35.5%		43.8%	37.0%

Provision for income taxes for the three months ended October 31, 2014 increased by $5.1 million from the prior year period, primarily due to an increase of $8.8 million or 87% in our income before taxes.  Our effective tax rate increased primarily due to the expiration of the federal research and development tax credit and a reduction of the domestic production activities deduction caused by the increased stock option activity during the period.

Provision for income taxes for the nine months ended October 31, 2014 increased by $10.9 million from the prior year period, primarily due to an increase of $20.6 million or 75% in our income before taxes.  Our effective tax rate increased primarily due to the expiration of the federal research and development tax credit and a reduction of the domestic production activities deduction caused by the increased stock option activity during the period.

Our effective tax rate was 45.9% and 43.8% for the three and nine months ended October 31, 2014, respectively, and 35.5% and 37.0% for the three and nine months ended October 31, 2013, respectively.

Liquidity and Capital Resources

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)
Net cash provided by operating activities	$34,256	$5,267	$68,994	$25,528
Net cash used in investing activities	(52,022)	(3,250)	(262,785)	(16,708)
Net cash provided by financing activities	9,800	216,516	63,491	216,431
Effect of exchange rate changes on cash and cash equivalents	(15)	—	(72)	—
Net change in cash and cash equivalents	$(7,981)	$218,533	$(130,372)	$225,251

Our principal sources of liquidity were our cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. Our cash, cash equivalents and short-term investments totaled $392.9 million, of which $13.5 million represented cash and cash equivalents held outside of the United States. Non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States and, therefore, no U.S. current or deferred taxes have been accrued related to these balances. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the United States. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

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

On March 31, 2014, we closed our follow-on offering of 13,800,000 shares of Class A common stock (inclusive of 1,800,000 shares sold upon the full exercise of the over-allotment option granted to the underwriters), which included 1,390,000 shares sold by us and a total of 12,410,000 shares sold by certain selling stockholders. The public offering price of the shares sold in the offering was $26.35 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. Our proceeds from the offering were $34.5 million after deducting underwriting discounts and commissions and total offering expenses.

Cash Flows from Operating Activities

Our largest source of operating cash inflows is cash collections from our customers for subscription services. We also generate significant cash flows from our professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenditures, fees to salesforce.com, third-party professional services costs, employee travel, and leased facilities.

Net cash provided by operating activities was $34.3 million for the three months ended October 31, 2014. Our cash provided by operating activities during the three months ended October 31, 2014 primarily reflected our net income of $10.3 million, and adjustments for non-cash items including $3.6 million of stock-based compensation expense and $1.0 million of depreciation and amortization expense. Additional sources of cash were from changes in our working capital, which included a $16.7 million decrease in accounts receivable resulting from our collections, and a $4.0 million increase in accrued expenses, which reflects timing of payments primarily related to a legal settlement, legal and accounting professional fees, and third-party subcontractors.

Net cash provided by operating activities was $69.0 million for the nine months ended October 31, 2014. Our cash provided by operating activities during the nine months ended October 31, 2014 primarily reflected our net income of $27.1 million, and adjustments for non-cash items including $10.2 million of stock-based compensation expense and $2.9 million of depreciation and amortization expense. Additional sources of cash were from changes in our working capital, which included a $17.3 million increase in deferred revenue resulting primarily from increased orders from new and existing customers and a $13.2 million decrease in accounts receivable in part related to our collections.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used to purchase marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth, including the purchase and build-out of our future headquarters in Pleasanton, California.

Net cash used in investing activities was $52.0 million for the three months ended October 31, 2014 resulting primarily from $51.1 million in net purchases of marketable securities.

Net cash used in investing activities was $262.8 million for the nine months ended October 31, 2014 resulting primarily from $236.4 million in net purchases of marketable securities and $26.1 million used to acquire property and equipment. The purchases of property and equipment included our July 2014 land and building purchase for our future headquarters in Pleasanton, California that used cash of $24.0 million.

Cash Flows from Financing Activities

The cash flows from financing activities relate to proceeds from our follow-on offering of Class A common stock, stock option exercises and early stock option exercises.

Net cash provided by financing activities was $9.8 million for the three months ended October 31, 2014 resulting primarily from the $7.7 million in excess tax benefits from employee exercise of options, and $2.1 million in proceeds from stock option exercises.

Net cash provided by financing activities was $63.5 million for the nine months ended October 31, 2014 resulting primarily from the net proceeds from our follow-on offering of $34.5 million, combined with $18.7 million in excess tax benefits from employee exercise of options, $6.0 million in proceeds from our employee stock purchase plan, and $4.3 million in proceeds from stock option exercises.

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

As of October 31, 2014, the future non-cancellable minimum payments under these commitments were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Purchase commitments	$474,829	$3,975	$—	$—	$470,854
Operating lease obligations	7,353	736	4,393	1,941	283
Total	$482,182	$4,711	$4,393	$1,941	$471,137

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

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the three months ended October 31, 2014, we experienced a foreign currency loss of $1.3 million primarily due to the decline in the Euro. While we have not engaged in the hedging of our foreign currency transactions to date, we are currently evaluating the costs and benefits of initiating such a program and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar.

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $392.9 million as of October 31, 2014. This amount was invested primarily in U.S. agency obligations, money market funds, corporate notes and bonds, U.S. treasury securities, commercial paper and asset-backed securities. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On August 6, 2013, Prolifiq Software, Inc. (Prolifiq) filed a lawsuit against us in the U.S. District Court for the Northern District of California, alleging that Veeva CRM Approved Email infringes U.S. Patent No. 7,634,556 held by Prolifiq. Prolifiq filed a First Amended Complaint on September 10, 2013, alleging that Veeva CRM Approved Email also infringes U.S. Patent Nos. 7,707,317, 8,296,378, 7,966,374 and 8,171,077 held by Prolifiq, in addition to U.S. Patent No. 7,634,556. The First Amended Complaint seeks unspecified monetary damages, attorneys’ fees, costs and injunctive relief against us. We answered the First Amended Complaint on October 1, 2013. Prolifiq filed a Second Amended Complaint on October 10, 2013, asserting the same five patents. We answered the Second Amended Complaint on October 24, 2013. On January 31, 2014, Prolifiq’s claims related to U.S. Patent Nos. 7,707,317, 7,966,374 and 8,171,077 were dismissed without prejudice pursuant to a stipulation of dismissal. On April 4, 2014, Prolifiq filed a Third Amended Complaint, in which, in addition to its remaining claims of patent infringement, Prolifiq sought to assert a cause of action for alleged trade secret misappropriation. We answered the Third Amended Complaint on June 10, 2014.  The court issued a claim construction order on August 6, 2014, which, in addition to construing the claims, also held that several claims of the patents that Prolifiq asserted in the case were invalid as indefinite.

On November 21, 2014, we entered into a Confidential Settlement and Cross-License Agreement (“Settlement Agreement”) with Prolifiq resolving all outstanding legal disputes between us, including patent infringement and trade secret misappropriation claims asserted by Prolifiq against us. Pursuant to the Settlement Agreement, Prolifiq agreed to dismiss the lawsuit described above, granted us a license to all five of the Prolifiq patents asserted against us over the course of the lawsuit (and any patents claiming priority to the applications that led to those patents), and agreed not to sue us with respect to any additional patents that may be issued to Prolifiq for a period of time set forth in the Settlement Agreement. Prolifiq, in turn, will receive a one-time payment from us and a license to certain future patents of ours that may be issued from our patent applications filed over a period of time set forth in the Settlement Agreement. The financial terms of the Settlement Agreement are reflected in our financial results for the period ended October 31, 2014. Amounts allocated to the settlement of the litigation were recorded as general and administrative expenses in our Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended October 31, 2014, and amounts allocated to the license acquired from Prolifiq were recorded as other current assets and other long-term assets in our Condensed Consolidated Balance Sheet as of October 31, 2014. In connection with the Settlement Agreement, on November 25, 2014, the parties filed a stipulated Dismissal of the Action with Prejudice. Also, in connection with the Settlement Agreement, the parties jointly terminated the Inter Partes Review proceedings that we initiated which challenges the patentability of each of the five patents Prolifiq asserted against Veeva over the course of the lawsuit.

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

In our fiscal years ended January 31, 2013 and 2014, our revenues grew by 111% and 62%, respectively, as compared to revenues from the prior fiscal year, and revenues for our fiscal quarter ended October 31, 2014 grew by approximately 52%, as compared to the same period a year ago. We expect the growth rate of our revenues to decline in future periods. At the same time, we expect our future expenses to increase as we continue to invest in our business. We expect to incur significant future expenditures related to:

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

Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including Veeva Vault, Veeva Network and our newer commercial applications that complement Veeva CRM. These solutions were recently introduced and although revenues related to Veeva Vault and Veeva Network exceeded 15% of our total revenues in the three months ended October 31, 2014, it is uncertain whether these solutions will continue growing and comprise a more significant portion of our total revenues. It may take us significant time and we may incur significant expense to effectively market and sell these solutions, or to develop other new solutions and make enhancements to our existing solutions. If Veeva Vault, Veeva Network, our newer commercial applications that complement Veeva CRM, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.

We have experienced rapid growth in recent periods, and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

Since we were founded, we have experienced rapid growth and expansion of our operations. For instance, our employee headcount has increased from 437 as of January 31, 2013 to 725 employees as of January 31, 2014. As of October 31, 2014 our headcount was 887, and we plan on hiring additional employees in the future. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure, facilities and other resources. Our ability to manage our operations and growth will require us to continue to expand our research and development, sales and marketing, professional services and finance and administration teams, as well as our facilities and infrastructure. We will also be required to refine our operational, financial and management controls and reporting systems and procedures. Moreover, if we fail to efficiently manage this expansion, our costs and expenses may increase more than we plan and we may fail to expand our customer base, enhance our existing solutions, develop new solutions, satisfy the requirements of our existing customers, respond to competitive challenges or otherwise execute our business plan. If we are unable to manage our growth, our operating and financial results likely would be harmed.

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

All of our sales are to customers in the life sciences industry. Demand for our solutions could be affected by factors that adversely affect the life sciences industry. The life sciences industry is highly regulated and competitive, has been adversely affected by the recent economic downturn and has experienced periods of considerable consolidation. Changes in regulations could require us to expend significant resources in order to ensure that our solutions continue to meet the needs our customers. In addition, competition, consolidation, expiration of key patents and other general economic and industry specific factors could lead to a significant reduction in pharmaceutical sales representatives and other personnel that use our solutions. Recently, for example, mergers of large life sciences companies have been discussed which, if consummated, have the potential to reduce demand for one or more of our solutions as a result of potential personnel reductions over time. For these reasons and others, selling to life sciences companies can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Accordingly, our operating results and our ability to efficiently provide our solutions to life sciences companies and to grow or maintain our customer base could be adversely affected as a result of factors that affect the life sciences industry generally.

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

Our quarterly results of operations, including our revenues, gross margin, profitability and cash flows, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. Fluctuation in quarterly results may adversely impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed elsewhere in this “Risk Factors” section and those listed below:

—	the addition or loss of large customers, including through acquisitions or consolidations of such customers;
—	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
—	the timing of revenue recognition for our revenue arrangements;
—	network outages or security breaches;
—	conditions within the life sciences industry;
—	general economic, industry and market conditions;
—	our ability to attract new customers;
—	amount of professional services purchased by our customers;
—	customer renewal rates and the timing and terms of customer renewals;
—	increases or decreases in the number of users of our solutions or pricing changes;
—	changes in our pricing policies or those of our competitors;
—	the mix of solutions and services sold during a period;
—	variations in the timing of the sales of our solutions;
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

Many of our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than us. Such competitors may be able to initiate or withstand substantial price competition, and may offer solutions competitive to certain of our solutions on a standalone basis at a lower price or bundled as part of a larger product sale, including the bundling of software solutions and data. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and distribution agreements with consultants, system integrators and resellers that we do not have. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. In addition, in order to take advantage of customer demand for cloud-based solutions, such competitors may expand their cloud-based solutions through acquisitions and organic development, or may seek to partner with other leading cloud providers. For instance, in June 2014, IMS announced its intention to acquire the information solutions and CRM businesses of Cegedim. The competitive impact of this potential acquisition is uncertain, but the potential combined entity is likely to intensely compete with us in a number of product areas, including software solutions and data, and such competition may negatively impact our business.

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

If the third-party providers of healthcare reference data and prescription drug sales data do not allow our customers to upload and use such data in our solutions, our business may be negatively impacted.

Many of our customers license healthcare provider and healthcare organization data and data regarding the sales of prescription drugs from third parties such as IMS and Cegedim.  In order for our customers to upload such data to the Veeva CRM and Veeva Network solutions, such third-party data providers typically must consent to such uploads and often require that we enter into agreements regarding our obligations with respect to such data, which include confidentiality obligations and intellectual property rights with respect to such third-party data.  We have experienced delays and difficulties in our negotiations with such third-party data providers in the past and we expect to experience difficulties in the future.  If such third-party data providers do not consent to the uploading and use of their data in our solutions, delay consent or fail to offer reasonable conditions for the upload and use of such data in our solutions, our sales efforts, solution implementations and productive use of our solutions by customers may be harmed, and, in turn, our business may be negatively impacted.

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

Veeva CRM is primarily hosted by salesforce.com from data centers located in California, Illinois, Virginia, the United Kingdom and Japan. Veeva Vault, Veeva Network, and certain portions of Veeva CRM and the commercial applications that complement Veeva CRM, are hosted by third parties other than salesforce.com from data centers located in California, Virginia, the United Kingdom, Germany and Japan. We do not control the operation of the data centers hosted by salesforce.com for Veeva CRM. While we control and have access to our servers and all of the components of our network that are located in our external data centers for Veeva Vault, Veeva Network and certain portions of Veeva CRM, we do not control the operation of these facilities. The owners of our non-salesforce.com data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

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

—	increased financial accounting and reporting burdens and complexities;
—	restrictions on the transfer of funds;
—	our ability to repatriate funds from abroad without adverse tax consequences;
—	adverse tax consequences, including the potential for required withholding taxes; and
—	unstable regional and economic political conditions.

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

Our corporate headquarters are located in Pleasanton, California and our third-party hosted data centers are located in California, Illinois, Virginia, the United Kingdom, Germany and Japan. The west coast of the United States and Japan each contains active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our solution development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.

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

There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, from August 2013 to November 2014, we were a defendant in a lawsuit filed by Prolifiq Software, Inc. (Prolifiq) in which Prolifiq alleged patent infringement and trade secret misappropriation.  The Prolifiq lawsuit was settled in November 2014, and involved a payment to Prolifiq by us in exchange for a license to certain asserted patents.  In the future, others may claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal controls over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. In addition, many of our current controls are manual and may be more subject to error than automated controls. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission (SEC), or other regulatory authorities, which could require additional financial and management resources.

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

We report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. These jurisdictions include Australia, Brazil, Canada, China, France, Germany, Hungary, Israel, Italy, Japan, Singapore, Spain, Switzerland, Thailand and the United Kingdom The international nature and organization of our business activities are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

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

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the valuation of deferred tax assets and liabilities, adjustments to income taxes upon finalization of tax returns,  changes in available tax credits, decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes, and changes in federal, state or international tax laws and accounting principles. In addition, because substantially all of our intellectual property resides in the United States and is licensed through our parent U.S. entity, our effective tax rate may be higher than other companies that maintain and license intellectual property from outside the United States. Increases in our effective tax rate would reduce our profitability or in some cases increase our losses.

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

The trading price of our Class A common stock has been and will likely continue to be volatile for the foreseeable future. Since shares of our Class A common stock were sold in our initial public offering in October 2013 at a price of $20.00 per share, our stock price has ranged from $17.11 to $49.00 through November 28, 2014. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our Class A common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, such as those in this “Risk Factors” section and others including:

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2014, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 92.5% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

In addition, as of October 31, 2014, we had options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of October 31, 2014, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of October 31, 2014, are described in Note 8 of the notes to our condensed consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

Use of Proceeds from Public Offerings of Common Stock

On October 21, 2013, we closed our initial public offering (IPO) of 15,001,750 shares of Class A common stock, in which we sold 11,646,750 shares (inclusive of 1,956,750 shares issued upon the full exercise of the over-allotment option granted to the underwriters) at a public offering price of $20.00 per share. The aggregate offering price for shares sold in the offering was approximately $233 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-191085), which was declared effective by the SEC on October 15, 2013. The offering commenced on October 15, 2013 and did not terminate before all of the shares in the IPO were registered in the registration statement were sold. Morgan Stanley & Co. LLC and Deutsche Bank Securities Inc. acted as the managing underwriters. We raised approximately $214.2 million after deducting underwriting discounts and commissions and total offering expenses.

On March 31, 2014, we closed our follow-on offering of 13,800,000 shares of Class A common, in which we sold 1,390,000 shares (inclusive of 500,000 shares issued upon the full exercise of the over-allotment option granted to the underwriters) at a public offering of $26.35 per share. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-194640), which was declared effective by the SEC on March 25, 2014. Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC acted as the managing underwriters. Our proceeds from the offering were $34.5 million after deducting underwriting discounts and commissions and total offering expenses.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6. Exhibits.

Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013
3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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
Timothy S. Cabral
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: December 11, 2014

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013
3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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