Form 10-K
period 2015-01-31
VEEVA SYSTEMS INC
filed 2015-04-01
CIK 1393052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

None

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2014, based on the closing price of $23.80 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $1.5 billion. Shares of Class A common stock or Class B common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2015, there were 70,687,481 shares of the Registrant’s Class A common stock outstanding and 60,784,391 shares of the Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed by the Registrant with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended January 31, 2015.

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

ITEM 1.	BUSINESS

Overview

Veeva is a leading provider of cloud-based software solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific business problems would best be addressed by tailored cloud solutions, an approach referred to as industry cloud. All of our solutions are designed from the ground up to address the unique business and regulatory requirements of the life sciences industry. We enable life sciences companies to realize the benefits of a cloud delivery model and modern mobile applications for their most critical business functions with solutions that meet their specialized functional and compliance needs.

Our industry cloud for life sciences consists of the following solution sets. Veeva CRM, our core customer relationship management solution and related complementary solutions for sales and marketing, enable coordinated and personalized customer engagement through multiple touch points, including face-to-face, email and online. Veeva Vault, our regulated content management and collaboration solutions, enables the management of complex, content-centric processes, such as the collection, management and organization of thousands of documents during clinical trials and managing the complex versioning, workflows and approvals for promotional materials, in compliance with stringent government regulations. Veeva Network, our customer master data management solution, supports the effective management of the healthcare professional and organization master data that is a key input for the sales and marketing operations of life sciences companies. Veeva OpenKey, our data and related services offerings, include healthcare professional, healthcare organization, affiliation, compliance, and email data, and related services to help the commercial and medical teams of life sciences companies improve customer engagement and compliance.

All of our solutions are delivered in the cloud or via intuitive mobile applications, and are offered to our customers on a subscription basis. We currently provide updates to our software solutions three times per year.  Updates are included in our subscription and are not subject to an additional fee. Upgrades are implemented by Veeva in our cloud computing environment such that when a new update is put into production, the prior version is fully replaced. Our cloud-based, multi-tenant architecture substantially reduces the need for our customers to buy, maintain and support IT infrastructure, and significantly reduces the cost and complexity relative to the implementation, maintenance and upgrade processes required for on-premise software.

Our industry cloud approach also allows us to adapt more quickly to the market or regulatory changes that are most significant to our customers. Because we focus on a single industry, we gain unique perspective into the needs and best practices of life sciences companies and can focus on incorporating highly relevant, industry-specific improvements into our solutions. As a result, our innovations benefit all of our customers and allow them to comply with frequently changing regulations and react to changing business conditions more quickly.

Customer success is the principal tenet of our culture. We believe that our customer success orientation and our industry-specific focus on rapid and continual improvement has created the potential for our solutions to become the standard for the life sciences industry.

Veeva Solutions

Our solutions for the commercial, research and development, or R&D, and medical operations of life sciences companies are designed to help our customers bring treatments to market faster and more efficiently, more effectively market and sell their products, and maintain compliance with government regulations.

To support life sciences companies’ commercial operations we offer a broad family of solutions which we refer to as Veeva Commercial Cloud. Veeva Commercial Cloud includes Veeva OpenKey for customer data, Veeva Network for customer master data management, Veeva Vault PromoMats for promotional content management, and Veeva’s multichannel Veeva CRM applications. Taken together, this family of solutions enables life sciences companies to create a single, complete and up-to-date view of the customer, manage and deliver compliant content, and engage customers across communication channels.

Veeva’s R&D suite of regulated content management and collaboration applications, including Veeva Vault eTMF, Veeva Vault Investigator Portal, Veeva Vault Submissions, and Veeva Vault QualityDocs, provides life sciences companies visibility and control over complex document processes. By connecting business applications for clinical trial documents, regulatory submissions content, and quality documentation, Veeva’s suite of R&D applications helps companies work more efficiently while collaborating globally and strengthening compliance.

Multichannel Customer Relationship Management

Veeva CRM, our multichannel customer relationship management solutions, allow pharmaceutical and biotechnology companies to market and sell more efficiently, effectively and compliantly to physicians, other healthcare professionals and healthcare organizations across multiple touch points including face-to-face, email and online.

To support the life sciences industry’s unique business processes and regulatory compliance requirements, Veeva CRM provides highly specialized functionality such as prescription drug sample management with electronic signature capture, the management of complex affiliations between physicians and the organizations where they work, and the capture of medical inquiries from physicians. In order to deliver the best possible functionality and user experience, we have designed and built a specific application for each mobile device platform we support, including iPads, Windows 8 mobile devices, Windows-based laptops and tablet PCs.

Veeva CRM uses the Salesforce1 Platform of salesforce.com, inc., combined with our own proprietary technology. Using the Salesforce1 Platform empowers customers to deploy fully integrated call center, customer portal and other applications. In addition, salesforce.com’s established enterprise cloud-computing platform and hosting infrastructure helps our customers benefit from high levels of reliability, scalability, and performance.

Applications within the multichannel Veeva CRM solution family include:

•

Veeva CRM enables physician-facing employees such as pharmaceutical sales representatives, key account managers and scientific liaisons to manage, track and optimize interactions with healthcare professionals across multiple communication channels utilizing a single, integrated solution.

•

Veeva CLM provides closed-loop marketing capabilities for use in face-to-face interactions with physicians. Veeva CLM allows customers to replace paper-based materials with interactive electronic marketing presentations while controlling the storage, distribution, presentation and tracking of promotional materials. In addition, through native integration with Veeva Vault, Veeva CLM helps customers ensure that only the latest approved presentations are delivered to physicians, helping to maintain regulatory compliance.

•

Veeva CRM Mobile, our proprietary mobile application that runs on the Apple iPad and the Windows 8 platform, combines the key functionality of Veeva CRM and Veeva CLM to provide users with functionality that helps maximize productivity in the field. Veeva CRM Mobile was designed to provide the functionality needed for pharmaceutical sales representatives and other users to accomplish mission critical tasks in locations, such as hospitals and physicians’ offices, whether or not an internet connection is available. Veeva CRM Mobile synchronizes to Veeva CRM when connected to the internet. When synchronizing, Veeva CRM Mobile uploads to Veeva CRM data captured while operating off-line, such as data regarding drug samples provided to physicians, and downloads data updates from Veeva CRM, such as new physician contact information.

•

Veeva CRM Approved Email provides for the management, delivery and tracking of regulatory compliant email communication between sales representatives and physicians. Veeva CRM Approved Email includes capabilities to ensure compliant communications, such as managing physician email opt-in and opt-out. In addition, through native integration with Veeva Vault, Veeva CRM Approved Email helps customers ensure that only the latest approved email templates and documents can be delivered to physicians, helping to ensure regulatory compliance.

•

Veeva CRM Engage provides closed-loop marketing capabilities for self-directed physician interactions via the web.  Through native integration with Veeva Vault, Veeva CRM Engage ensures only the latest approved promotional materials are delivered to physicians, helping to improve regulatory compliance.

•

Veeva CRM CoBrowse provides closed-loop marketing capabilities for web-based presentations to physicians led by the sales and marketing staff of life sciences companies.  Through native integration with Veeva Vault, Veeva CRM CoBrowse helps customers ensure that only the latest approved presentations can be delivered to physicians, helping to improve regulatory compliance.

•

Veeva CRM Events Management, planned for general release in 2015, enhances Veeva CRM functionality to enable the planning, management, and execution of group meetings with healthcare professionals, and helps life sciences companies track and manage spending in order to meet transparency reporting requirements.

•

Veeva Align, planned for general release in 2015, helps life sciences companies manage the allocation of sales and marketing resources to customers across all communication channels and define multichannel plans of action.

Regulated Content Management and Collaboration

Veeva Vault, our cloud-based content management and collaboration solutions, are used by our customers to manage content-centric processes across key departments within a life sciences company, including clinical trials, regulatory submissions, quality management, manufacturing, medical, sales and marketing. Veeva Vault consists of our proprietary Vault Platform and six applications. Veeva Vault applications each include a unique data model, pre-defined workflows, and the functionality required to support specific business processes. Veeva Vault can be deployed as a single integrated solution across multiple applications, enabling our customers to manage all their important documents in a single, global system.

The Vault Platform is built from the ground up to meet the rigorous content management requirements of the life sciences industry. Delivered as a multi-tenant, cloud-based service, the Vault Platform provides robust infrastructure and security, such as high availability, real-time upgrades, disaster recovery and data backups, and data encryption. Veeva Vault also maintains a comprehensive audit trail that records actions against documents, enabling customers to manage their highly regulated content. In addition, the Vault Platform offers functionality that is delivered across all the Veeva Vault applications, such as searching, content viewing and annotation, comprehensive workflow and approvals, electronic signatures, reporting and open application programming interfaces to allow for integration with other systems. The Vault Platform also includes a configuration toolset that allows customers to create their own Veeva Vault applications.

The Veeva Vault applications primarily for use by R&D departments of life sciences companies include:

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

•

Veeva Vault Submissions helps life sciences companies gather and organize all the documents and other content that should be included in a regulatory submission to a healthcare authority, such as the FDA. Vault Submissions organizes all content according to industry accepted guidelines which helps to speed the time to regulatory submission by providing a single place for all researchers, CROs and other collaboration partners to prepare and manage the entire content life cycle.

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

The Veeva Vault applications primarily for use by commercial and medical departments of life sciences companies include:

•

Veeva Vault PromoMats manages the end-to-end process for the development, approval, distribution, expiration and withdrawal of promotional materials. These include advertisements, brochures, website content, television and radio commercials and interactive presentations that life sciences companies use to promote their products. Vault PromoMats also manages the collaboration between brand marketing teams, regulatory teams and their external marketing agencies, including the medical, legal and regulatory review processes. Vault PromoMats includes online and offline annotation, content and reference linking and the ability to automatically withdraw content once it changes or expires.

•

Veeva Vault MedComms provides life sciences companies with a single, validated source of medical content across multiple channels and geographies. Medical content is used by life sciences companies for verbal and written communications with healthcare professionals and patients, including approved answers to questions received through a call center or company website. In addition to storing approved medical content, Vault MedComms also includes functionality for managing the processes of reviewing and approving new medical content.

Customer Master Data Management

Veeva Network Customer Master, our cloud-based customer master data management solution, is designed to help life sciences companies create and maintain complete and accurate master records for individual healthcare professionals and healthcare organizations. Veeva Network is an industry-specific, cloud-based customer master software solution that de-duplicates, standardizes and cleanses healthcare professional and organization data from multiple systems and data sources to arrive at a single, consolidated customer master record. Veeva Network comes pre-configured with a data model that is specific to life sciences and supports global harmonization, as well as country, market and regional data specifications within a single system.  Veeva Network also includes an intuitive user interface, powerful free text search and filtering capabilities, and the ability to track and measure data quality and operating efficiency through key performance indicators.

Veeva Network can be used seamlessly with Veeva OpenKey to simplify the process of data delivery to customers and provide bi-directional integration of requests for data enrichment. Additionally, Veeva Network can be operated in what we refer to as private mode when proprietary data from third party data providers is uploaded to the Veeva Network solution.  In private mode, the bi-directional integration between Veeva Network and Veeva OpenKey is disabled. Veeva Network is also fully integrated with Veeva CRM in order to make the most up-to-date healthcare professional and healthcare organization data available to sales and marketing users.

Data and Data Services

Veeva OpenKey Customer Data is Veeva’s proprietary healthcare professional and healthcare organization data offering which includes demographic and license information, affiliations, and other key data such as digital profiles crucial to customer engagement and compliance. Veeva OpenKey replaces the need for a number of disparate external data feeds, and is continuously updated from government and other authoritative industry sources.  Data quality and completeness are maintained by Veeva through rigorous, automated, and steward-led validation.  Veeva OpenKey customer data is currently available in Australia, China, the United Kingdom, and the United States. Availability for other major European countries is expected in 2015, with other regions to follow in 2016.

Veeva OpenKey Compliance Data identifies and assigns healthcare professional specialty information and license status, including expiration dates, which are essential to the compliance processes regarding certain life sciences activities, like confirming drug sample eligibility and assigning sales territories.

Veeva OpenKey Data Services further reduce the cost and complexity of managing healthcare professional and healthcare organization data by providing fast, responsive maintenance services. Instead of maintaining dedicated in-house data stewards to verify internal updates to data, Veeva Data Services manages these processes on behalf of our customers, including data quality consulting and enhancements, and ongoing maintenance services.

Veeva OpenKey Email Services provides email data and email rental services to help improve outreach to healthcare professionals through digital channels. Veeva OpenKey Email Services delivers a single source of healthcare professional email addresses that are continuously updated with data from trusted industry sources and verified by data stewards.

Veeva OpenKey Key Opinion Leader Data and Services provide deep profile information for important healthcare professionals and other stakeholders, gleaned from their industry presentations, published research, clinical trials, grants, claims, articles, and social activity. It also maps their affiliations as well as social and influence networks. The Veeva OpenKey Key Opinion Leader Data and Services are largely the result of our acquisition of the key opinion leader, or KOL, business and products of Qforma, Inc., Mederi AG and other affiliated entities through a combination of stock and asset purchases on March 31, 2015.

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

Our professional services teams are organized based on separate R&D and commercial competencies so that members of our professional services team can also provide knowledge and best practices advice for the R&D and commercial departments of our customers.

Our global systems integrator partners, including Accenture, Cognizant Technology Solutions, Deloitte Consulting and other life sciences specialty firms, also deliver implementation and selected support services to those of our customers who wish to utilize them.

Our Customers

As of January 31, 2015, we served approximately 276 life sciences customers. For an explanation of how we define our current customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations.” We deliver solutions to companies throughout the life sciences industry, including pharmaceuticals, biotechnology, medical products, CSOs and CROs. Our customers range from the largest global pharmaceutical companies such as Bayer AG, Boehringer Ingelheim GmbH, Eli Lilly and Company, Gilead Sciences, Inc., Merck & Co., Inc. and Novartis International AG, to smaller companies including Keryx Biopharmaceuticals, Inc., Grupo Ferrer Internacional S.A., Ironwood Pharmaceuticals, Inc. and LEO Pharma A/S. For our fiscal year ended January 31, 2015, we did not have any customers that represented more than 10% of our total revenues. For additional information regarding our customers that represented more than 10% of our total revenues in prior periods, see note 1 of the notes to our consolidated financial statements. For a summary of our financial information by geographic location, see note 15 of the notes to our consolidated financial statements.

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

As of January 31, 2015, we employed 951 people. We also engage temporary employees and consultants. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

Technology Infrastructure and Operations

Our solutions utilize a pod-based architecture in multiple data centers that allow for scalability, operational simplicity and security. Our solutions are hosted in data centers located in California, Illinois and Virginia in the United States and Germany, Japan, and the United Kingdom. We utilize third-parties to provide our data center infrastructure and manage the hardware on which our solutions operate. We utilize industry standard hardware in redundant configurations to minimize service interruptions. We also utilize multiple domain name service providers to lessen the potential for network-related disruptions.

Our technology is based on multi-tenant architectures that apply common, consistent management practices for all customers using our solutions. We enable multiple customers to share the same version of our solutions while securely partitioning their respective data. Portions of our Veeva CRM solution are built on the Salesforce1 Platform. Our Veeva Vault and Veeva Network solutions are built upon our own proprietary platforms. We built the proprietary portions of our technology stack using recognized open source components, including, without limitation, the Red Hat Enterprise Linux operating system, MySQL database, Apache Solr for search, and Apache Tomcat and Resin for the application server.

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

We also obtain independent third-party audit opinions related to security and availability annually.  Veeva obtains a Service Organization Controls, or SOC 2, Type II report that is covered under Trust Services Principles Criteria (TSP).  The SOC 2 Type II report is based on a set of standards related to security and availability with a focus on internal controls related to unauthorized physical and logical access to systems and data.

Sales and Marketing

We sell our solutions through our direct sales organization. Our sales force is managed regionally by general managers in North America, Europe, Asia Pacific and LATAM who are responsible for all sales, professional services and customer success in each of their geographies. We believe this provides for an integrated view of the customer relationship as well as higher levels of local and regional focus on our customers.

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

We believe the combination of our industry-focus and commitment to customer success provides strategic advantage and allows us to more efficiently market and sell our solutions as compared to horizontal cloud-based companies. Our awareness, demand generation and sales cultivation programs are highly targeted to only life sciences industry buyers. We believe that we further benefit from word-of-mouth marketing as customers endorse our solutions to their industry peers. This allows us to focus our sales and marketing efforts without the need for a larger number of sales executives.

Our Relationship with salesforce.com

Veeva CRM and certain of our related multichannel CRM solutions are developed on or utilize the Salesforce1 Platform of salesforce.com, inc. We are salesforce.com’s preferred and recommended Salesforce1 Platform application provider of sales automation solutions for drug makers in the pharmaceutical and biotechnology industry, or the pharma/biotech industry. Our agreement provides that, subject to certain exceptions and specified remedies for breach, salesforce.com will not position, develop, promote, invest in or acquire applications directly competitive to the Veeva CRM solution for sales automation that directly target the pharma/biotech industry. Our agreement with salesforce.com does not restrict a salesforce.com customer’s ability (or the ability of salesforce.com on behalf of a specific salesforce.com customer) to customize or configure the Salesforce1 Platform. However, our agreement restricts salesforce.com from competing with us with respect to sales opportunities for sales automation solutions for the pharma/biotech industry unless such competition has been pre-approved by salesforce.com’s senior management based on certain criteria specified in the agreement. Our agreement also imposes certain limits on salesforce.com entering into arrangements similar to ours with other parties with respect to sales automation applications for the pharma/biotech industry. Our agreement allows us to provide our customers with rights to the Salesforce1 Platform Unlimited Edition for use as combined with the proprietary aspects of our Veeva CRM solution, and subject to salesforce.com’s standard prior review and approval processes, to build additional solutions on the Salesforce1 Platform.

Under our agreement, salesforce.com provides the hosting infrastructure and data center for portions of the Veeva CRM solution, as well as the system administration, configuration, reporting and other platform level functionality. In exchange, we pay salesforce.com a fee. Our current agreement with salesforce.com expires on September 1, 2025 and is renewable for five-year periods upon mutual agreement. We are obligated to meet minimum order commitments of $500 million over the term of the agreement, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. If either party elects not to renew the agreement or if the agreement is terminated by us as a result of salesforce.com’s breach, the agreement provides for a five-year wind-down period in which we would be able to continue providing the Salesforce1 Platform as combined with the proprietary aspects of our solutions to our existing customers but would be limited with respect to the number of additional subscriptions we could sell to our existing customers. We believe that we have a mutually beneficial strategic relationship with salesforce.com.

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

Each version of our solutions undergoes validation testing against these and other relevant standards. Veeva performs IQ and OQ, develops a validation plan and executes the protocols. The results of each independent validation are then reviewed and confirmed in a summary report by our quality and compliance team. As such, we maintain a dedicated team of quality and compliance experts that manages our processes for meeting the requirements of the FDA and other global life sciences regulatory agencies. The functions of this quality and compliance team include three separate domains, each managed by a responsible area head:

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

Research and development expenses were $14.6 million, $26.3 million and $41.2 million for our fiscal years ended January 31, 2013, 2014 and 2015, respectively.

Competition

The overall market for life sciences software is global, rapidly evolving, highly competitive and subject to changing regulations, technology and shifting customer needs. The solutions and applications offered by our competitors vary in size, breadth and scope.

Our Veeva CRM solutions compete with offerings from large global enterprise software vendors, such as Oracle Corporation, and also compete with life sciences-specific customer relationship management providers, such as Cegedim SA and IMS Health Holding, Inc. We also compete with a number of vendors of cloud-based and on-premise customer relationship management applications that address only a portion of one of our customer relationship management solutions. Our Veeva Vault regulated content management and collaboration solutions compete with offerings from large global content management platform vendors such as EMC Corporation, Microsoft Corporation and OpenText Corporation. We also compete with professional services companies that provide solutions on these platforms, such as Computer Sciences Corporation, and with other life sciences specific providers. In the future, providers of horizontal cloud-based storage products may seek to compete with our regulated content management and collaboration solutions. Our Veeva Network customer master solution competes with master data software offerings from vendors such as Informatica Corporation, IMS Health Holding, Inc. and other smaller providers. Veeva OpenKey Customer Data and our related data services compete with Cegedim SA, IMS Health Holding, Inc. and many other data providers.

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

Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop applications with the same functionality as our application. Policing unauthorized use of our technology and intellectual property rights is difficult, and protection of our rights through civil enforcement mechanisms may be expensive and time consuming.

Companies in our industry often own a number of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. We have in the past settled a lawsuit from a competitor asserting patent infringement, and we may face in the future, new allegations that we have infringed the patents, trademarks, copyrights, trade secrets and other intellectual property rights of other competitors or non-practicing entities. We expect that we and others in our industry will continue to be subject to third-party infringement claims by competitors as the functionality of applications in different industry segments overlaps, and by non-practicing entities. Any of these third parties might make a claim of infringement against us at any time.

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

We expect the future growth rate of our revenues to decline.

In our fiscal years ended January 31, 2013, 2014 and 2015, our revenues grew by 111%, 62% and 49%, respectively, as compared to revenues from the prior fiscal years. We expect the growth rate of our revenues to decline in future periods which may adversely impact the value of our Class A common stock.

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

In our fiscal year ended January 31, 2015, we derived approximately 89% of our subscription services revenues from our Veeva CRM solutions, and our core CRM solution has achieved substantial penetration within the sales teams of pharmaceutical and biotechnology companies. If our efforts to further increase the use and adoption of our Veeva CRM solutions do not succeed, the growth rate of our revenues may decline.

In our fiscal year ended January 31, 2015, we derived approximately 89% of our subscription services revenues from our core sales automation solution, Veeva CRM, and the other multichannel CRM solutions that are complementary to Veeva CRM. We have realized substantial sales penetration of the available market for our core Veeva CRM solution among pharmaceutical and biotechnology companies. A critical factor for our continued growth is our ability to sell additional user subscriptions for Veeva CRM and the other multichannel CRM solutions that are complementary to Veeva CRM to our existing and new customers. Any factor adversely affecting sales of these solutions, including substantial penetration of the available market for our core Veeva CRM solution, could adversely affect the growth rate of our sales, revenues, operating results and business.

If our newer solutions, including Veeva Vault, Veeva Network, Veeva OpenKey and our newer commercial applications that complement Veeva CRM, are not successfully adopted by new and existing customers, the growth rate of our revenues and operating results will be adversely affected.

Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including Veeva Vault, Veeva Network, Veeva OpenKey and our newer commercial applications that complement Veeva CRM. These solutions were recently introduced and although revenues related to Veeva Vault and Veeva Network exceeded 15% of our total revenues in the year ended January 31, 2015, it is uncertain whether these solutions will continue growing and comprise a more significant portion of our total revenues. It may take us significant time and we may incur significant expense to effectively market and sell these solutions, or to develop other new solutions and make enhancements to our existing solutions. If Veeva Vault, Veeva Network, Veeva OpenKey or our newer commercial applications that complement Veeva CRM do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results may be adversely affected.

Our revenue from professional services fees is volatile and may not increase from quarter to quarter or at all.

We derive a significant portion of our revenue from professional services fees. Our professional services revenues fluctuate from quarter to quarter as a result of the achievement of milestones in our professional services arrangements, and the requirements, complexity and timing of our customers’ implementation projects. Generally, a customer’s on-going need for professional services with respect to one or more of our solutions decreases as the implementation and full deployment of such solutions is completed.  Our customers may also choose to use third parties rather than us for certain professional services related to our solutions.  As a result of these and other factors, our professional services revenues may not increase on a quarterly basis in the future or at all.

Our subscription agreements with our customers are generally for a term of one year. If our existing customers do not renew their subscriptions annually, or buy additional solutions and user subscriptions from us, or renew at lower fee levels, our business and operating results will suffer.

We derive a significant portion of our revenues from the renewal of existing subscription orders. The orders we enter into with our customers for subscription services typically have a one-year term. Our customers have no obligation to renew their subscriptions for our solutions after their orders expire. Thus, securing the renewal of our subscription orders and selling additional solutions and user subscriptions is critical to our future operating results. Factors that may affect the renewal rate for our solutions and our ability to sell additional solutions and user subscriptions include:

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

In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenues from these customers, and factors that are not within our control may contribute to a reduction in our subscription services revenues. For instance, our customers may reduce their number of sales representatives, which would result in a corresponding reduction in the number of user subscriptions needed for some of our solutions and thus a lower aggregate renewal fee. If our customers fail to renew their subscription orders, renew their subscription orders upon less favorable terms or at lower fee levels, or fail to purchase new solutions, applications and professional services from us, our revenues may decline or our future revenues may be constrained.

The loss of one or more of our key customers, or a failure to renew our subscription agreements with one or more of our key customers, could slow the growth rate of our revenues or cause our revenues to decline.

In our fiscal years ended January 31, 2013, 2014 and 2015, our top 10 customers accounted for 54%, 56% and 54% of our total revenues, respectively. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers. The loss of any of our key customers, or a failure of one or more of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenues, reputation and our ability to obtain new customers. In addition, acquisitions of our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.

Our quarterly results may fluctuate significantly, which could prevent us from meeting investor expectations, or our own guidance, and which would adversely impact the value of our Class A common stock.

Our quarterly results of operations, including our revenues, gross margin, profitability and cash flows, may vary significantly in the future for a variety of reasons, including those listed elsewhere in this “Risk Factors” section, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Additionally, we issue guidance quarterly regarding our expectations for certain future financial results.  Such guidance is based upon incomplete information and our expectations as to certain future events that we do not control.  Our guidance may prove to be incorrect and actual results may differ materially from our guidance.  Fluctuations in our results or failure to achieve our guidance may adversely impact the value of our Class A common stock.

We have experienced rapid growth in recent periods, and if we fail to manage our growth effectively, we may be unable to execute our business plan.

Since we were founded, we have experienced rapid growth and expansion of our operations. Our revenues, customer count, product and service offerings, employees, countries of operation, facilities and computing infrastructure needs have all increased significantly and we expect them to increase in the future.  Our rapid growth has placed, and will continue to place, a significant strain on our management capabilities, administrative and operational infrastructure, facilities and other resources.  If we are unable to anticipate the demands of our growth or effectively manage our growth, our operating and financial results likely would be harmed.

Our agreement with salesforce.com imposes significant financial commitments on us which we may not be able to meet and which could negatively impact our financial results and liquidity in the future.

Key and substantial portions of our Veeva CRM solution, and the commercial applications that complement our Veeva CRM solution, are developed on and/or utilize the Salesforce1 Platform of salesforce.com, inc. Under our agreement, salesforce.com provides the hosting infrastructure and data center for portions of the Veeva CRM solution, as well as the system administration, configuration, reporting and other platform level functionality. In exchange, we pay salesforce.com a fee. Our agreement with salesforce.com requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. If we are not able to meet the minimum order commitments, the required true-up payments will negatively impact our margins, cash flows, cash balance and financial condition, and our stock price may decline.

All of our revenues are generated by sales to customers in the life sciences industry, and factors that adversely affect this industry, including mergers within the life sciences industry, could also adversely affect us.

All of our sales are to customers in the life sciences industry. Demand for our solutions could be affected by factors that adversely affect the life sciences industry, including:

•

The consolidation of companies or bankruptcies within the life sciences industry—Consolidation within the life sciences industry has accelerated in recent years, and this trend could continue. We may lose customers due to industry consolidation, and we may not be able to expand sales of our solutions and services to new customers to replace lost customers. In addition, new companies that result from such consolidation may decide that our solutions are no longer needed because of their own internal processes or the use of alternative solutions. As these entities consolidate, competition to provide solutions and services to industry participants will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our solutions. Also, if consolidation of larger current customers occurs, the combined company may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on the combined company’s revenues to continue to achieve growth. Mergers of large life sciences companies have also been discussed which, if consummated, would have the potential to reduce demand for one or more of our solutions as a result of potential personnel reductions over time. Additionally, our customers with potential treatments in clinical trials may be unsuccessful and may subsequently declare bankruptcy.

•

The changing regulatory environment of the life sciences industry—Changes in regulations could require us to expend significant resources in order to ensure that our solutions continue to meet the compliance needs of our customers or could prevent our customers from using certain of our solutions or certain functionality of our solutions.

•

Changes in market conditions and practices within the life sciences industry—The expiration of key patents, changes in the practices of prescribing healthcare professionals, the policies and preferences of healthcare professionals and healthcare organizations with respect to the sales and marketing efforts of life sciences companies, changes in the regulation of the sales and marketing efforts of life sciences companies and other factors could lead to a significant reduction in pharmaceutical sales representatives that use our solutions or otherwise change the demand for our solutions.

•

Changes in global economic conditions and changes in the global availability of healthcare treatments provided by the life sciences companies to which we sell—Our business depends on the overall economic health of our existing and prospective customers. The purchase of our solutions may involve a significant commitment of capital and other resources. If economic conditions, including the ability to market life sciences products in key markets or the demand for life sciences products globally deteriorates, many of our customers may delay or reduce their IT spending. This could result in reductions in sales of our solutions, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition.

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

The markets for our solutions are highly competitive. Our Veeva CRM solutions compete with offerings from large global enterprise software vendors, such as Oracle Corporation, and also compete with life sciences-specific customer relationship management providers, such as Cegedim SA and IMS Health Holding, Inc. We also compete with a number of vendors of cloud-based and on-premise customer relationship management applications that address only a portion of one of our customer relationship management solutions. Our Veeva Vault regulated content management and collaboration solutions compete with offerings from large global content management platform vendors such as EMC Corporation, Microsoft Corporation and OpenText Corporation. We also compete with professional services companies that provide solutions on these platforms, such as Computer Sciences Corporation, and with other life sciences specific providers. In the future, providers of horizontal cloud-based storage products may seek to compete with our regulated content management and collaboration solutions. Our Veeva Network customer master solution competes with master data software offerings from vendors such as Informatica Corporation, IMS Health Holding, Inc. and other smaller providers. Veeva OpenKey Customer Data and our related data services compete with Cegedim SA, IMS Health Holding, Inc. and many other data providers. We may also face competition from custom-built software developed by third-party vendors or developed in-house by our potential customers, or from applications built by our customers or by third parties on behalf of our customers using commercially available software platforms that are provided by third parties. We may also face competition from companies that provide cloud-based solutions in different target or horizontal markets that may develop applications or work with companies that operate in our target markets. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.

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

Many of our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than us. Such competitors may be able to initiate or withstand substantial price competition, and may offer solutions competitive to certain of our solutions on a standalone basis at a lower price or bundled as part of a larger product sale, including the bundling of software solutions and data. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and distribution agreements with consultants, system integrators and resellers that we do not have. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. In addition, in order to take advantage of customer demand for cloud-based solutions, such competitors may expand their cloud-based solutions through acquisitions and organic development, or may seek to partner with other leading cloud providers. For instance, in June 2014, IMS announced its intention to acquire the information solutions and CRM businesses of Cegedim. The competitive impact of this potential acquisition is uncertain, but the potential combined entity is likely to intensely compete with us in a number of product areas, including software solutions, data and data services, and such competition may negatively impact our business.

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

Many of our customers license healthcare professional and healthcare organization data and data regarding the sales of prescription drugs from third parties such as IMS and Cegedim.  In order for our customers to upload such data to the Veeva CRM and Veeva Network solutions, such third-party data providers typically must consent to such uploads and often require that we enter into agreements regarding our obligations with respect to such data, which include confidentiality obligations and intellectual property rights with respect to such third-party data.  We have experienced delays and difficulties in our negotiations with such third-party data providers in the past and we expect to experience difficulties in the future.  If such third-party data providers do not consent to the uploading and use of their data in our solutions, delay consent or fail to offer reasonable conditions for the upload and use of such data in our solutions, our sales efforts, solution implementations and productive use of our solutions by customers may be harmed, and, in turn, our business may be negatively impacted.

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

We have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our solutions. However, the provision of new hosting infrastructure requires adequate lead-time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage, problems associated with our third-party data center and network providers and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It is also possible that such problems could result in losses of customer data. If we do not accurately predict our infrastructure requirements, our existing customers may experience delays in the deployment of our solutions or service outages that may subject us to financial penalties, financial liabilities and customer losses. For instance, our customer agreements typically provide service level commitments on a quarterly basis. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our solutions, we may be contractually obligated to provide these customers with service credits or our customers may terminate their agreements. Any extended service outages could adversely affect our reputation, revenues and operating results.

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

Because key and substantial portions of our Veeva CRM solutions are built on salesforce.com’s Salesforce1 Platform, we are dependent upon our agreement with salesforce.com to provide our Veeva CRM solutions to our customers.

Key and substantial portions of our Veeva CRM solution and the commercial applications that complement our Veeva CRM solution are developed on or utilize the Salesforce1 Platform of salesforce.com, inc., and we rely on our agreement with salesforce.com to continue to use the Salesforce1 Platform as combined with the proprietary aspects of our Veeva CRM solutions.

Our agreement with salesforce.com expires on September 1, 2025. However, salesforce.com has the right to terminate the agreement in certain circumstances, including in the event of a material breach of the agreement by us, or that salesforce.com is subjected to third-party intellectual property infringement claims based on our solutions (except to the extent based on the Salesforce1 Platform) or our trademarks and we do not remedy such infringement in accordance with the agreement. Also, if we are acquired by specified companies, salesforce.com may terminate the agreement upon notice of not less than 12 months. If salesforce.com terminates our agreement under these circumstances, our customers will be unable to access our Veeva CRM solutions. A termination of the agreement would cause us to incur significant time and expense to acquire rights to, or develop, a replacement customer relationship management platform and we may not be successful in these efforts. Even if we were to successfully acquire or develop a replacement customer relationship management platform, some customers may decide not to adopt the replacement platform and may decide to use a different customer relationship management solution. If we were unsuccessful in acquiring or developing a replacement customer relationship management platform or acquired or developed a replacement customer relationship management platform that our customers do not adopt, our business, operating results and brand may be adversely affected.

Also, if either party elects not to renew the agreement at the end of its September 1, 2025 term or if the agreement is terminated by us as a result of salesforce.com’s breach, the agreement provides for a five-year wind-down period in which we would be able to continue providing the Salesforce1 Platform as combined with the proprietary aspects of our solutions to our existing customers but would be limited with respect to the number of additional subscriptions we could sell to our existing customers. After the wind-down period, we would no longer be able to use the Salesforce1 Platform.

Our agreement with salesforce.com provides that we can use the Salesforce1 Platform as combined with our proprietary Veeva CRM application to sell sales automation solutions only to drug makers in the pharmaceutical and biotechnology industries for human and animal treatments, which does not include the medical devices industry or products for non-drug departments of pharmaceutical and biotechnology companies. Sales of the Salesforce1 Platform in combination with our Veeva CRM application to additional industries would require the review and approval of salesforce.com. Our inability to freely sell our Veeva CRM solution outside of drug makers in the pharmaceutical and biotechnology industries may adversely impact our growth.

While our agreement with salesforce.com, subject to certain exceptions, provides that salesforce.com will not position, develop, promote, invest in or acquire applications directly competitive to the Veeva CRM solution for sales automation that directly target drug makers in the pharmaceutical and biotechnology industry, or the pharma/biotech industry, our remedy for a breach of this commitment by salesforce.com would be to terminate the agreement, or continue the agreement but be released from our minimum order commitments from the date of salesforce.com’s breach forward. While our agreement with salesforce.com also restricts salesforce.com from competing with us with respect to sales opportunities for sales automation solutions for the pharma/biotech industry unless such competition has been pre-approved by salesforce.com’s senior management based on certain criteria specified in the agreement, and imposes certain limits on salesforce.com from entering into arrangements similar to ours with other parties with respect to sales automation applications for the pharma/biotech industry, it does not restrict a salesforce.com customer’s ability (or the ability of salesforce.com on behalf of a specific salesforce.com customer) to customize or configure the Salesforce1 Platform. Some current or potential customers of ours may choose to build custom solutions using the Salesforce1 Platform rather than buying our solutions.

We depend on data centers operated by third parties for our cloud solutions, and any disruption in the operation of these facilities could adversely affect our business and subject us to liability.

Our commercial solutions are hosted from data centers operated by third parties, including salesforce.com with respect to our solutions related to Veeva CRM. We do not control the operation of these facilities. The owners of our non-salesforce.com data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

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

Our customers can use our solutions to collect, use, process and store personal or identifying information regarding their employees and the medical professionals whom their sales personnel contact, and, potentially, personal health information. Federal, state and foreign government bodies and agencies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, processing, storage and disclosure of personal information obtained from consumers and individuals. In the United States, for instance, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, that protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. Foreign data privacy regulations, such as the EU’s Data Protection Directive (Directive 95/46/EC), and the country-specific regulations that implement Directive 95/46/EC, also govern the processing of personally identifiable data, and may be stricter than U.S. laws. Upcoming regulations, such as the EU’s General Data Protection Regulation or the Russia Localization Law (Federal Law No. 242-FZ) may be stricter than U.S. laws and may impose data residency requirements. Our solutions are expected to be capable of use by our customers in compliance with such laws and regulations. The functional and operational requirements and costs of compliance with such laws and regulations may adversely impact our business, and failure to enable our solutions to comply with such laws and regulations could lead to significant fines and penalties imposed by regulators, as well as claims by our customers or third parties. Additionally, all of these domestic and international legislative and regulatory initiatives could adversely affect our customers’ ability or desire to collect, use, process and store personal or health-related information using our solutions, which could reduce demand for our solutions.

Our solutions address heavily regulated functions within the life sciences industry, and failure to comply with applicable laws and regulations could lessen the demand for our solutions or subject us to significant claims and losses.

Our customers use our solutions for business activities that are subject to a complex regime of global laws and regulations, including requirements for maintenance of electronic records and electronic signatures (as set forth in 21 CFR Part 11, EU GMP Annex 11, and Japan PFSB 0401022), requirements regarding drug sample tracking and distribution (as set forth in 21 CFR Part 203, EU Directive 201/83/EC Article 96), and other laws and regulations. Our solutions are expected to be capable of use by our customers in compliance with such laws and regulations. Our efforts to provide solutions that comply with such laws and regulations are time-consuming and costly, and include validation procedures that may delay the release of new versions of our solutions. As these laws and regulations change over time, we may find it difficult to adjust our solutions to comply with such changes. If we are not able to provide solutions that can be used in compliance with applicable laws and regulations, customers may be unwilling to use our solutions and any such non-compliance could result in the termination of our customer agreements or claims arising from such agreements with our customers.

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

In our fiscal year ended January 31, 2015, sales to customers outside North America, as measured by the estimated location of the end users for subscription services revenues and the estimated location of the users for which the services were performed for professional services revenues, accounted for approximately 45% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

•

the need and expense to localize and adapt our solutions for specific countries, including translation into foreign languages, and ensuring that our solutions enable our customers to comply with local life sciences industry laws and regulations;

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

•	increased financial accounting and reporting burdens and complexities;
•	restrictions on the transfer of funds;
•	our ability to repatriate funds from abroad without adverse tax consequences;
•	adverse tax consequences, including the potential for required withholding taxes; and
•	unstable regional and economic political conditions.

Currency exchange fluctuations may negatively impact our financial results.

Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. As we continue to expand our operations in countries outside the United States, an increasing proportion of our revenues and expenditures in the future may be denominated in foreign currencies. Fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Japanese Yen.  Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars in the future. Further, we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.

While we have not engaged in the hedging of our foreign currency transactions to date, we are currently evaluating the costs and benefits of initiating such a program and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar.

As our costs increase, we may not be able to sustain the level of profitability we have achieved in the past.

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

•	sales and marketing, including expansion of our direct sales organization and global marketing programs;
•	expansion of our professional services organization;
•	international expansion;

•	employee compensation, including stock based compensation;
•	the build out of our new corporate headquarters located in Pleasanton, California; and
•	general operations, IT systems and administration, including legal and accounting expenses related to being a public company that we did not incur as a private company.

If our efforts to increase revenues and manage our expenses are not successful, or if we incur costs, damages, fines, settlements or judgments as a result of other risks and uncertainties described in this report, we may not be able to increase or sustain our historical levels of profitability.

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

Our business could be adversely affected if our customers are not satisfied with the professional services provided by us or our partners, or with our technical support services.

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

We have in the past acquired and may in the future seek to acquire or invest in businesses, solutions or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. For instance, we recently acquired the key opinion leader business and products of Qforma, Inc., Mederi AG and other affiliated entities through a combination of stock and asset purchases.  The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on internal controls over financial reporting. The Sarbanes-Oxley Act also requires that our management report on internal controls over financial reporting be attested to by our independent registered public accounting firm.

Although we have determined that our internal control over financial reporting was effective as of January 31, 2015, as indicated in our Management Report on Internal Control over Financial Reporting, included in this annual report on Form 10-K, we must continue to monitor and assess our internal control over financial reporting. If in the future we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If in the future we identify material weaknesses in our internal controls over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner, are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission (SEC), or other regulatory authorities, which could require additional financial and management resources.

We have incurred and will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and has made some activities more time consuming and costly. Our management and other personnel have little experience managing a public company and preparing public filings. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our management and other personnel may need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we are incurring and expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Although we have hired additional employees to comply with these requirements, we may need to hire more accounting, legal and financial staff in the future with appropriate public company experience and technical accounting knowledge to meet these requirements. We cannot accurately predict or estimate the amount or timing of additional costs we may incur as a result of becoming a public company. Further, if our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Additional compensation costs and potential future equity awards may be required to properly compensate our executives and directors as a result of the personal liability that goes with public company status. Any such costs or awards will increase our compensation expenses, which would increase our general and administrative expense and could adversely affect our profitability. We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance on reasonable terms. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

Our international operations subject us to potentially adverse tax consequences.

We report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. These jurisdictions include Australia, Brazil, Canada, China, France, Germany, Hungary, Israel, Italy, Japan, Singapore, Spain, Switzerland, Thailand and the United Kingdom. The international nature and organization of our business activities are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

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

The trading price of our Class A common stock has been and will likely continue to be volatile for the foreseeable future. Since shares of our Class A common stock were sold in our initial public offering in October 2013 at a price of $20.00 per share, our stock price has ranged from $17.11 to $49.00 through March 20, 2015. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our Class A common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, such as those in this “Risk Factors” section and others including:

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2015, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 91.1% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

In addition, as of January 31, 2015, we had options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of January 31, 2015, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of January 31, 2015, are described in note 11 of the notes to our condensed consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

Our corporate headquarters, which includes our operations and research and development facilities, is located in Pleasanton, California. We operate under five leases in the same building in Pleasanton consisting of an aggregate of approximately 33,200 square feet of space. These leases expire on January 31, 2019, January 31, 2017, January 31, 2016 and two leases are on a month-to-month basis. On July 22, 2014, we purchased land and a building for our new corporate headquarters located in Pleasanton, California. The headquarters will support the overall growth of our business for the next few years, and we expect to occupy the building in the summer of 2015.

We also lease offices in San Francisco and Pleasanton, California; Hilliard, Ohio; Fort Washington and Radnor, Pennsylvania; Australia; Brazil; Canada; China; England; France; Hungary; Japan and Spain. We expect to expand our facilities capacity in certain field locations during our fiscal year ending January 31, 2016. We may further expand our facilities capacity after January 31, 2016 as our employee base grows. We believe that we will be able to obtain additional space on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings and subject to claims incident to the ordinary course of business. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

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

	High	Low
Fiscal year ended January 31, 2014
Third quarter (from October 16, 2013)	$46.24	$37.16
Fourth quarter	$42.13	$31.00
Fiscal year ended January 31, 2015
First quarter	$37.80	$18.70
Second quarter	$26.21	$17.87
Third quarter	$31.56	$21.92
Fourth quarter	$32.85	$26.14

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

Stockholders

As of January 31, 2015, we had 19 holders of record of our Class A common stock and 91 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant to the 2007 Stock Plan. No repurchases were made in the quarter ended January 31, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
August 1–August 31, 2014	—	—	—	—
September 1–September 30, 2014	16,667	$0.44	—	—
October 1–October 31, 2014	—	—	—	—
Total	16,667	$0.44	—	—

(1)

Under the 2007 Stock Plan, certain participants may exercise options prior to vesting, subject to a right of a repurchase by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Recent Sales of Unregistered Securities

None.

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

	10/16/2013	10/31/2013	1/31/2014	4/30/2014	7/31/2014	10/31/2014	1/31/2015

Veeva Systems Inc.	100.00	104.71	85.55	51.70	64.05	80.14	77.40
S&P 500	100.00	104.60	106.69	113.34	116.77	122.66	121.87
S&P 1500 Application Software Index	100.00	100.82	108.76	104.57	111.82	120.31	117.30

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of income data for our fiscal years ended January 31, 2015, 2014 and 2013, and the selected consolidated balance sheet data as of January 31, 2015 and 2014 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of income data for fiscal 2012 and 2011 and the consolidated balance sheet data as of January 31, 2013, 2012 and 2011 are derived from audited consolidated financial statements which, are not included in this Form 10-K.

	Fiscal Year Ended January 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Income Data:	(in thousands, except share data)
Revenues:
Subscription services	$233,063	$146,621	$73,280	$32,613	$19,573
Professional services and other	80,159	63,530	56,268	28,649	9,556
Total revenues	313,222	210,151	129,548	61,262	29,129
Cost of revenues(1):
Cost of subscription services	55,005	36,199	18,852	8,768	5,236
Cost of professional services and other	60,653	46,403	38,164	20,288	7,081
Total cost of revenues	115,658	82,602	57,016	29,056	12,317
Gross profit	197,564	127,549	72,532	32,206	16,812
Operating expenses(1):
Research and development	41,156	26,327	14,638	7,750	3,637
Sales and marketing	56,203	41,507	19,490	12,279	5,571
General and administrative	30,239	20,411	8,371	5,539	2,513
Total operating expenses	127,598	88,245	42,499	25,568	11,721
Operating income	69,966	39,304	30,033	6,638	5,091
Other income (expense), net	(2,780)	(804)	(940)	15	173
Income before income taxes	67,186	38,500	29,093	6,653	5,264
Provision for income taxes	26,803	14,885	10,310	2,423	1,355
Net income	$40,383	$23,615	$18,783	$4,230	$3,909

Net income attributable to Class A and Class B common stockholders, basic and diluted	$40,138	$10,405	$3,480	$599	$428
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.31	$0.20	$0.17	$0.03	$0.03
Diluted	$0.28	$0.15	$0.11	$0.02	$0.02
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	127,713	51,725	20,887	17,655	13,156
Diluted	144,204	68,024	30,599	24,776	20,154

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$273	$118	$3	$1	$—
Cost of professional services and other	2,272	902	120	63	9
Research and development	3,844	1,700	238	106	30
Sales and marketing	3,221	1,788	140	99	43
General and administrative	4,715	2,442	214	165	87
Total stock-based compensation	$14,325	$6,950	$715	$434	$169

	Fiscal Year Ended January 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$129,253	$262,507	$31,890	$16,880	$13,778
Short-term investments	268,620	25,625	14,276	—	—
Working capital	366,314	267,115	32,601	13,456	9,104
Deferred revenue	112,960	67,380	38,785	17,925	10,414
Total assets	544,890	370,308	89,820	41,414	23,542
Convertible preferred stock	—	—	6,933	6,933	6,933
Additional paid-in capital	317,881	231,534	2,101	1,026	326
Total stockholders' equity	406,833	280,096	33,966	14,103	9,173

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this annual report on Form 10-K, including those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

Veeva is a leading provider of cloud-based software solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific business problems would best be addressed by tailored cloud solutions, an approach referred to as industry cloud. All of our solutions are designed from the ground up to address the unique business and regulatory requirements of the life sciences industry. We enable life sciences companies to realize the benefits of a cloud delivery model and modern mobile applications for their most critical business functions with solutions that meet their specialized functional and compliance needs.

Veeva CRM was our first commercially available solution and has made up the vast majority of our revenue historically. For instance, in our fiscal year ended January 31, 2015, we derived approximately 89% of our subscription services revenues from our core sales automation solution, Veeva CRM, and the other multichannel CRM solutions that are complementary to Veeva CRM. The contribution of revenues associated with Veeva Vault, Veeva Network and Veeva OpenKey is expected to increase as a percentage of total revenue going forward. In the fiscal year ended January 31, 2015, total revenues associated with our non-CRM solutions, comprised in excess of 15% of our total revenues. However, we have less experience selling Veeva Vault, Veeva Network, Veeva OpenKey and our newer commercial applications that complement Veeva CRM. To the extent that these more recently introduced solutions do not achieve significant market acceptance, our business and results of operations may be adversely affected.

For our fiscal years ended January 31, 2015, 2014 and 2013, our total revenues were $313.2 million, $210.2 million and $129.5 million, respectively, representing year-over-year growth in total revenues of 49% and 62% for our two most recent fiscal years. For our fiscal years ended January 31, 2015, 2014 and 2013, our subscription services revenues were $233.1 million, $146.6 million and $73.3 million, respectively, representing year-over-year growth in subscription services revenues of 59% and 100% for our two most recent fiscal years. We generated net income of $40.4 million, $23.6 million and $18.8 million for our fiscal years ended January 31, 2015, 2014 and 2013, respectively. As of January 31, 2015, 2014 and 2013, we served 276, 198 and 134 life sciences customers, respectively.  With respect to our major product lines, our customer totals for each product line as of January 31, 2015, were 191 for Veeva CRM, 135 for Veeva Vault, 22 for Veeva Network, and 53 for Veeva OpenKey data and data services. A single customer may be counted in more than one product line if the customer has purchased multiple major product lines.

For a further description or our business and products, see “Business” above.

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

Adoption of Our Solutions by Existing and New Customers. Most of our customers initially deploy our solutions to a limited number of users within a division or geography and may only initially deploy a limited set of our available solutions. Our future growth is dependent upon our existing customers’ continued success with renewals of subscriptions to our solutions, deployment of our solutions to additional users around the world, and the purchase of subscriptions to additional solutions. Our growth is also dependent on the adoption of our solutions by new customers.

Subscription Services Revenue Retention Rate. A key factor to our success is the renewal and expansion of our existing subscription agreements with our customers. We calculate our annual subscription services revenue retention rate for a particular fiscal year by dividing (i) annualized subscription revenue as of the last day of that fiscal year from those customers that were also customers as of the last day of the prior fiscal year by (ii) the annualized subscription revenue from all customers as of the last day of the prior fiscal year. Annualized subscription revenue is calculated by multiplying the daily subscription revenue recognized on the last day of the fiscal year by 365. This calculation includes the impact on our revenues from customer non-renewals, deployments of additional users or decreases in users, deployments of additional solutions or discontinued use of solutions by our customers, and price changes for our solutions. Historically, the impact of price changes on our subscription services revenue retention rate has been minimal. For our fiscal years ended January 31, 2015, 2014 and 2013, our subscription services revenue retention rate was 138%, 166% and 187%, respectively.

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

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions. Professional services revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. For our fiscal year ended January 31, 2015, subscription services revenues constituted 74% of total revenues and professional services and other revenues constituted 26% of total revenues. In our fiscal year ended January 31, 2015, we derived approximately 89% of our subscription services revenues from our multichannel Veeva CRM solution family.

We enter into master subscription agreements with our customers and count each distinct master subscription agreement that has not terminated or expired as a distinct customer for purposes of determining our total number of current customers. As of January 31, 2015, 2014 and 2013, we served 276, 198 and 134 life sciences customers, respectively. We generally enter into a single master subscription agreement with each customer, although in some instances, affiliated legal entities within the same corporate family may enter into a separate master subscription agreement. Divisions, subsidiaries and operating units of our customers often place distinct orders for our subscription services under the same master subscription agreement, and we do not count such distinct orders as new customers for purposes of determining our total customer count. With respect to data services customers that have not purchased one of our software solutions, we count as a distinct customer the party to each agreement that has a known and recurring payment obligation.

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

Cost of Revenues

Cost of subscription services revenues for all of our solutions consists of third-party expenses related to data centers, personnel related costs associated with hosting our subscription services and providing support, including our data stewards, operating lease expense associated with computer equipment and software and allocated overhead, amortization expense associated with capitalized internal-use software related to our subscription services and amortization expense associated with purchased intangibles related to our subscription services. Cost of subscription services revenues for Veeva CRM and certain of our related multichannel CRM solutions also include fees paid to salesforce.com, inc. for our use of the Salesforce1 Platform and the associated hosting infrastructure and data center operations that are provided by salesforce.com. We intend to continue to invest additional resources in our subscription services to broaden our product offerings and increase our delivery capacity. For example, we may open additional data centers, expand our current data centers in the future and continue to make investments in the availability and security of our solutions. The timing of when we incur these additional expenses will affect our cost of revenues in absolute dollars in the affected periods.

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

Research and Development. Research and development expenses consist primarily of employee-related expenses, third-party consulting fees and allocated overhead, offset by capitalized internal-use software development costs. We continue to focus our research and development efforts on adding new features and applications, increasing the functionality and enhancing the ease of use of our cloud-based applications.

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing program costs, travel-related expenses and allocated overhead. Sales commissions and other program spend costs are expensed as incurred.

General and Administrative. General and administrative expenses consist of employee-related expenses for our executive, finance and accounting, legal, employee success, management information systems personnel and other administrative employees. In addition, general and administrative expenses include third-party professional services costs, including legal costs and professional fees, other corporate expenses and allocated overhead.

Other Expense, Net

Other expense, net consists primarily of transaction gains or losses on foreign currency, net of interest income and amortization of investments.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. See note 10 of the notes to our consolidated financial statements.

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Fiscal Year Ended January 31,
	2015	2014	2013
	(in thousands)
Consolidated Statements of Income Data:
Revenues:
Subscription services	$233,063	$146,621	$73,280
Professional services and other	80,159	63,530	56,268
Total revenues	313,222	210,151	129,548
Cost of revenues(1):
Cost of subscription services	55,005	36,199	18,852
Cost of professional services and other	60,653	46,403	38,164
Total cost of revenues	115,658	82,602	57,016
Gross profit	197,564	127,549	72,532
Operating expenses(1):
Research and development	41,156	26,327	14,638
Sales and marketing	56,203	41,507	19,490
General and administrative	30,239	20,411	8,371
Total operating expenses	127,598	88,245	42,499
Operating income	69,966	39,304	30,033
Other expense, net	2,780	804	940
Income before income taxes	67,186	38,500	29,093
Provision for income taxes	26,803	14,885	10,310
Net income	$40,383	$23,615	$18,783

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$273	$118	$3
Cost of professional services and other	2,272	902	120
Research and development	3,844	1,700	238
Sales and marketing	3,221	1,788	140
General and administrative	4,715	2,442	214
Total stock-based compensation	$14,325	$6,950	$715

	Fiscal Year Ended January 31,
	2015	2014	2013
Consolidated Statements of Income Data:
Revenues:
Subscription services	74.4%	69.8%	56.6%
Professional services and other	25.6	30.2	43.4
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of subscription services	17.6	17.2	14.5
Cost of professional services and other	19.4	22.1	29.5
Total cost of revenues	37.0	39.3	44.0
Gross profit	63.0	60.7	56.0
Operating expenses:
Research and development	13.1	12.5	11.3
Sales and marketing	17.9	19.8	15.0
General and administrative	9.6	9.7	6.5
Total operating expenses	40.6	42.0	32.8
Operating income	20.6	17.9	21.8
Other expense, net	0.9	0.4	0.7
Income before income taxes	21.5	18.3	22.5
Provision for income taxes	8.6	7.1	8.0
Net income	12.9%	11.2%	14.5%

Revenues

	Fiscal Year Ended January 31,
				2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(dollars in thousands)
Revenues:
Subscription services	$233,063	$146,621	$73,280	59%	100%
Professional services and other	80,159	63,530	56,268	26	13
Total revenues	$313,222	$210,151	$129,548	49	62

Percentage of revenues:
Subscription services	74%	70%	57%
Professional services and other	26	30	43
Total revenues	100%	100%	100%

Fiscal 2015 compared to Fiscal 2014. Total revenues increased $103.1 million, of which $86.4 million was from subscription services revenues. Thirty-four percent of the increase in subscription services revenues was attributable to orders from existing customers that were placed on or prior to January 31, 2014 and the renewal of such orders through January 31, 2015. Sixty-six percent of the increase in subscription services revenues was attributable to new orders placed after January 31, 2014 to deploy our solutions to additional users within our existing customer base and to new users at new customers. New orders from existing customers consisted of expanded use of our solutions within a given customer and the addition of solutions not previously utilized by a given customer. Subscription services revenues from North America, as measured by the estimated location of the end users for subscription services, made up 54% of subscription services revenues in fiscal 2015 and 61% of subscription services revenues in fiscal 2014. This shift in geographic revenue mix was primarily due to the more rapid rate of revenue growth from deployments in both Europe and Asia as compared to North America.

Professional services and other revenues increased $16.6 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services, and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. Professional services revenues from North America, as measured by the estimated location of the user for which the services were performed, made up 59% of professional services revenues in fiscal 2015 and 56% of professional services revenues in fiscal 2014.

Subscription services revenues were 74% of total revenues for fiscal 2015, compared to 70% of total revenues for fiscal 2014, reflecting the growth in our subscription services revenues as our customers expanded their use of our solutions across new divisions, new geographies, and new products.

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

Professional services and other revenues increased $7.3 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services, and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. Professional services revenues from North America, as measured by the estimated location of the user for which the services were performed, made up 56% of professional services revenues in fiscal 2014 and 56% of professional services revenues in fiscal 2013.

Subscription services revenues were 70% of total revenues for fiscal 2014, compared to 57% of total revenues for fiscal 2013, reflecting the growth in our subscription services revenues as our customers expanded their use of our solutions across new divisions, new geographies, and new products.

Costs and Expenses

	Fiscal Year Ended January 31,
	2015	2014	2013	2014 to 2015 % Change	2013 to 2014 % Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$55,005	$36,199	$18,852	52%	92%
Cost of professional services and other	60,653	46,403	38,164	31	22
Total cost of revenues	$115,658	$82,602	$57,016	40	45

Gross margin percentage:
Subscription services	76%	75%	74%
Professional services and other	24	27	32
Total gross margin percentage	63%	61%	56%
Gross profit	$197,564	$127,549	$72,532	55%	76%
Headcount (at period end)	372	298	188	25%	59%

Fiscal 2015 compared to Fiscal 2014. Cost of revenues increased $33.1 million, of which $18.8 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of users of our subscription services, which drove an increase of $14.3 million in fees paid to salesforce.com, a $1.3 million increase in employee compensation-related costs, a $0.9 million increase in third-party server costs, and a $0.6 million increase in amortization of purchased intangibles. We expect cost of subscription services revenues to increase in absolute dollars in the near term, as we expect our subscription services revenues to increase from the renewal of existing orders and the execution of new orders.

Cost of professional services and other revenues increased $14.2 million, primarily due to a $9.8 million increase in employee compensation-related costs (which includes the impact of an increase of $1.4 million in stock-based compensation and a 13% increase in the headcount of our professional services team) and an increase of $3.5 million in third-party subcontractor costs. We expect cost of professional services and other revenues to increase as we add personnel to our professional services organization worldwide.

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

Cost of professional services and other revenues increased $8.2 million, primarily due to a $8.7 million increase in employee compensation-related costs (which includes the impact of an increase of $0.8 million in stock-based compensation and a 46% increase in the headcount of our professional services team), a $1.5 million increase in allocated overhead and other expenses and a $0.8 million increase in travel-related costs. These increases were partially offset by a decrease of $2.7 million in third-party subcontractor costs.

Gross profit as a percentage of total revenues for year ended January 31, 2015, 2014 and 2013 was 63%, 61% and 56%, respectively. The increases compared to the prior periods is largely due to an increase in the proportion of total revenues attributable to subscription services revenues, which have higher gross margins than professional services and other revenues.

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

Research and Development

	Fiscal Year Ended January 31,
	2015	2014	2013	2014 to 2015 % Change	2013 to 2014 % Change
	(dollars in thousands)
Research and development	$41,156	$26,327	$14,638	56%	80%
Percentage of total revenues	13%	13%	11%
Headcount (at period end)	286	200	118	43%	69%

Fiscal 2015 compared to Fiscal 2014. Research and development expenses increased $14.8 million, primarily due to an increase of $12.2 million in employee compensation-related costs (which includes the impact of an increase of $2.1 million in stock-based compensation and a 43% increase in headcount) and a $0.7 million decrease in internal-use software capitalized in fiscal year 2015 as compared to fiscal year 2014. The expansion of our headcount in this area was required to support the increasing number of products that are under development across our solution offerings.

Fiscal 2014 compared to Fiscal 2013. Research and development expenses increased $11.7 million, primarily due to an increase of $10.3 million in employee compensation-related costs (which includes the impact of an increase of $1.5 million in stock-based compensation and a 69% increase in headcount), an increase of $1.3 million in allocated overhead and other expenses, and an increase of $0.6 million in third-party consulting services related to the development of our solutions. These increases were partially offset by a $0.5 million increase in internal-use software capitalized in fiscal year 2014 as compared to fiscal year 2013.

We expect research and development expenses to increase in absolute dollars in the near term, primarily due to higher headcount as we continue to add developers and invest in our solutions.

Sales and Marketing

	Fiscal Year Ended January 31,
	2015	2014	2013	2014 to 2015 % Change	2013 to 2014 % Change
	(dollars in thousands)
Sales and marketing	$56,203	$41,507	$19,490	35%	113%
Percentage of total revenues	18%	20%	15%
Headcount (at period end)	200	158	87	27%	82%

Fiscal 2015 compared to Fiscal 2014. Sales and marketing expenses increased $14.7 million, primarily due to an increase of $11.7 million in employee compensation-related costs (which includes the impact of an increase of $1.4 million in stock-based compensation, an increase of $1.3 million in sales commissions and a 27% increase in headcount), an increase of $1.4 million in marketing program costs, and a $0.8 million increase in travel-related costs.

Fiscal 2014 compared to Fiscal 2013. Sales and marketing expenses increased $22.0 million, primarily due to an increase of $16.6 million in employee compensation-related costs (which includes the impact of an increase of $1.6 million in stock-based compensation, an increase of $5.3 million in sales commissions and a 82% increase in headcount), an increase of $1.5 million in allocated overhead and other expenses, an increase of $2.2 million in marketing program costs, and a $1.7 million increase in travel-related costs.

We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily driven by employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our newer solutions and our continued expansion of our international sales capacity across all our solutions.

General and Administrative

	Fiscal Year Ended January 31,
				2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(dollars in thousands)
General and administrative	$30,239	$20,411	$8,371	48%	144%
Percentage of total revenues	10%	10%	7%
Headcount (at period end)	93	69	44	35%	57%

Fiscal 2015 compared to Fiscal 2014. General and administrative expenses increased $9.8 million, primarily due to increases of $5.1 million in employee compensation-related costs (which includes the impact of an increase of $2.3 million in stock-based compensation and a 35% increase in headcount), and an increase of $3.1 million in third-party professional services costs. Much of this increased spending was incurred to address public company requirements, litigation related costs, and to provide increased administrative support to our foreign operations.

Fiscal 2014 compared to Fiscal 2013. General and administrative expenses increased $12.0 million, primarily due to increases of $7.6 million in employee compensation-related costs (which includes the impact of an increase of $2.2 million in stock-based compensation and a 57% increase in headcount) and an increase of $3.2 million in third-party professional services costs. Much of this increased spending was incurred in preparation of becoming a public company.

We expect general and administrative expenses to increase in absolute dollars in the near term, primarily due to higher headcount and expenses and to provide additional administrative support to our growing foreign operations.

Other Income (Expense), Net

	Fiscal Year Ended January 31,
	2015	2014	2013	2014 to 2015 % Change	2013 to 2014 % Change
	(dollars in thousands)
Other expense, net	$2,780	$804	$940	246%	-14%

Fiscal 2015 compared to Fiscal 2014. Other expenses increased $2.0 million, primarily due to an increase of $2.9 million in foreign currency loss and an increase of $2.1 million in investment amortization, offset by an increase of $3.0 million in interest income. The higher interest income and investment amortization compared to the prior year period was primarily attributable to our higher cash equivalent and investment balances. The foreign currency loss was driven by the decline in the value of the Euro to the U.S. Dollar and resulting primarily from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.  Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen and Chinese Yuan. We expect to experience additional adverse foreign currency impacts if any of these currencies decline further.

Fiscal 2014 compared to Fiscal 2013. Other expenses were primarily comprised of foreign currency loss of $0.9 million and investment amortization of $0.4 million, offset by $0.5 million in interest income. These amounts were relatively consistent compared to the prior year period.

Provision for Income Taxes

	Fiscal Year Ended January 31,
	2015	2014	2013	2014 to 2015 % Change	2013 to 2014 % Change
	(dollars in thousands)
Income before income taxes	$67,186	$38,500	$29,093	75%	32%
Provision for income taxes	26,803	14,885	10,310	80	44
Effective tax rate	39.9%	38.7%	35.4%

Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, equity compensation and the U.S. domestic production activity deduction. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation. Differing tax rates in various jurisdictions could harm our results of operations and financial condition by increasing our overall tax rate.

Our effective tax rate was 40%, 39% and 35% for the years ended January 31, 2015, 2014 and 2013, respectively. The increase in effective tax rate is primarily due to earnings being taxed at a higher mixed jurisdictional rate, an increase in non-deductible stock-based compensation expense, combined with a decrease in the U.S. domestic production activity deduction benefit.

Fiscal 2015 compared to Fiscal 2014. Provision for income taxes increased $11.9 million, primarily due to an increase in income before taxes for the year, and an increase of 1% in our effective tax rate.

Fiscal 2014 compared to Fiscal 2013. Provision for income taxes increased $4.6 million, primarily due to an increase in income before taxes for the year, and an increase of 4% in our effective tax rate.

On December 19, 2014, the President signed into law the Tax Increase Prevention Act of 2014 (the "2014 Act"). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2013. The 2014 Act extended the research credit for one year to December 31, 2014. The extension of the research credit was retroactive and includes amounts paid or incurred after December 31, 2013. As a result of the retroactive extension, we recognized a tax benefit of $1.4 million in the fourth quarter of fiscal 2015 for qualifying amounts incurred in the calendar year 2014. The federal research credit has not been extended to new research activities incurred after December 31, 2014. We will therefore not have a similar favorable impact to our effective tax rate in fiscal year 2016 unless new legislation is passed which will provide a credit for qualifying amounts generated in fiscal year 2016.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP operating income, non-GAAP net income and non-GAAP net income per share each meet the definition of a non-GAAP financial measure.

Non-GAAP operating income and non-GAAP net income

We use the non-GAAP measures of non-GAAP operating income and non-GAAP net income to provide an additional view of operational performance by excluding non-cash expenses that are not directly related to performance in any particular period. In addition to our GAAP measures we use these non-GAAP measures for budgeting and resource allocation purposes and in analyzing our financial results. We believe that these non-GAAP measures reflect our ongoing operating results and trends in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude certain expenses and benefits. These items are excluded because the decisions which gave rise to them are not made to increase revenue in a particular period, but are made for our long-term benefit over multiple periods and we are not able to change or affect these items in any particular period.

We define non-GAAP net income as our total net income excluding the following components, which we believe are not reflective of our ongoing operational expenses. In each case, for the reasons set forth below, we believe that excluding the component provides useful information to investors and others in understanding and evaluating the impact of certain non-cash items to our operating results and future prospects in the same manner as it does for us, in comparing financial results across accounting periods and to those of peer companies and to better understand the impact of these non-cash items on our gross margin and operating performance. Additionally, as significant, unusual or discrete events occur, the income statement impact thereof may be excluded in the period in which the events occur.

•

Stock-based compensation expenses. We excluded stock-based compensation expenses from our non-GAAP measures primarily because they are non-cash expenses that we exclude from our internal management reporting processes. We also find it useful to exclude certain non-cash charges to assess the appropriate level of various operating expenses and our forecasting of future periods. Moreover, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, we believe excluding stock-based compensation expenses allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies.

•

Amortization of purchased intangibles. We incur amortization expense for purchased intangible assets in connection with acquisitions of certain businesses and technologies. Amortization of intangible assets is a non-cash expense and is inconsistent in amount and frequency and is significantly affected by the timing and size of acquisitions. Because these costs have already been incurred and cannot be recovered, and are non-cash expenses, we exclude these expenses for internal management reporting purposes. We also find it useful to exclude these fixed charges when assessing the appropriate level of various operating expenses and in our forecasting of future periods. Investors should note that the use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of purchased intangible assets will recur in future periods.

•

Capitalization of internal-use software development expenses and the subsequent amortization of the capitalized expenses. We capitalize certain costs incurred for the development of computer software for internal use and then amortize those costs over the estimated useful life. Capitalization and amortization of software development costs can vary significantly depending on the timing of products reaching technological feasibility and being made generally available. Our internal management reporting processes exclude both the capitalization of software (which would otherwise result in a reduction in net research and development operating expenses) and the amortization of capitalized software (which would otherwise result in an increase in cost of subscription revenues) when preparing budgets, plans and reviewing internal performance. Moreover, because of the variety of approaches taken and the subjective assumptions made by other companies in this area, we believe that excluding the effects of capitalized software costs allows investors to make more meaningful comparisons between our operating results and those of other companies.

•

Income tax effects on the difference between GAAP and non-GAAP costs and expenses. The income tax effects that are excluded from the non-GAAP measures relate to the tax impact on the difference between GAAP and non-GAAP costs and expenses due to stock-based compensation, purchased intangibles and capitalized internal-use software for GAAP and non-GAAP measures.

We define non-GAAP operating income as our operating income, as reported on our consolidated statement of comprehensive income, excluding the portions of stock-based compensation, amortization of purchased intangibles, capitalization of expenses associated with development of internal-use software and the subsequent amortization of the capitalized expenses that are included in operating expenses.

Non-GAAP net income per share

Management uses the non-GAAP net income per share to provide an additional view of performance by excluding items that are not directly related to performance in any particular period in the earnings per share calculation.

We define non-GAAP net income per share as our non-GAAP net income, which excludes the above components, which we believe are not reflective of our ongoing operational expenses, divided by diluted shares outstanding. Diluted shares outstanding are diluted shares, as reported on our consolidated statement of comprehensive income, adjusted for the 85,000,000 shares of convertible preferred stock that was issued and outstanding for the year, or the proportionate part of, prior to our initial public offering were assumed to be converted to common shares.

Limitations on the use of Non-GAAP financial measures

A limitation of our non-GAAP financial measures of non-GAAP operating income, non-GAAP net income and non-GAAP net income per share is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Thus, our non-GAAP measures of non-GAAP operating income, non-GAAP net income and non-GAAP net income per share should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. Additionally, in the case of stock-based expense, if we did not pay a portion of compensation in the form of stock-based expense, the cash salary expense included in costs of revenues and operating expenses would be higher which would affect our cash position and our non-GAAP profitability.

The non-GAAP financial measures are limited in value because they exclude certain items that may have a material impact upon our reported financial results. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which items are adjusted to calculate our non-GAAP financial measures. Veeva compensates for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis and also by providing GAAP measures in our public disclosures.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measure and not to rely on any single financial measure to evaluate our business. A reconciliation of GAAP to the non-GAAP financial measures has been provided in the tables below.

We compensate for these limitations by reconciling non-GAAP gross profit, non-GAAP operating profit, non-GAAP net income and non-GAAP earnings per share to the most comparable GAAP financial measure. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view our non-GAAP financial measures in conjunction with the most comparable GAAP financial measures.

The following table reconciles the specific items excluded from GAAP net income in the calculation of non-GAAP net income and non-GAAP net income per share for the periods shown below:

	Fiscal Year Ended January 31,
	2015	2014	2013
Operating income on a GAAP basis	$69,966	$39,304	$30,033
Stock-based compensation expense	14,325	6,950	715
Amortization of purchased intangibles	1,650	1,022	—
Capitalization of internal-use software	(413)	(1,117)	(590)
Amortization of internal-use software	818	502	300
Operating income on a non-GAAP basis	$86,346	$46,661	$30,458

Net income on a GAAP basis	$40,383	$23,615	$18,783
Stock-based compensation expense	14,325	6,950	715
Amortization of purchased intangibles	1,650	1,022	—
Capitalization of internal-use software	(413)	(1,117)	(590)
Amortization of internal-use software	818	502	300
Income tax effect on non-GAAP adjustments	(3,573)	(865)	69
Net income on a non-GAAP basis	$53,190	$30,107	$19,277

Net income allocated to participating securities on a GAAP basis	$(245)	$(13,210)	$(15,303)
Net income allocated to participating securities from non-GAAP adjustments(1)	(77)	12,581	15,922
Net income allocated to participating securities on a non-GAAP basis	(322)	(629)	(619)
Net income attributable to common stockholders on a non-GAAP basis	$52,868	$29,478	$18,658

Diluted shares on a GAAP basis	144,204	68,024	30,599
Impact of assumed conversion of preferred stock(1)	—	61,247	85,000
Diluted shares on a non-GAAP basis	144,204	129,271	115,599

Diluted net income per share on a GAAP basis	$0.28	$0.15	$0.11
Stock-based compensation expense	0.10	0.06	0.01
Amortization of purchased intangibles	0.01	0.01	—
Capitalization of internal-use software	—	(0.01)	—
Amortization of internal-use software	0.01	—	—
Income tax effect on non-GAAP adjustments	(0.03)	(0.01)	—
Impact of assumed conversion of preferred stock(1)	—	0.03	0.04
Diluted net income per share on a non-GAAP basis	$0.37	$0.23	$0.16

(1)

In computing the fully diluted shares for non-GAAP purposes, the 85,000,000 shares of convertible preferred stock that was issued and outstanding for the proportionate part of the year prior to our initial public offering were assumed to be converted to common shares. As a result of the assumed conversion, convertible preferred stock was not considered participating securities when allocating net income to participating securities, for non-GAAP purposes.

Liquidity and Capital Resources

	Fiscal Year Ended January 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$67,574	$41,753	$30,799
Net cash used in investing activities	(272,018)	(26,576)	(16,364)
Net cash provided by financing activities	71,262	215,440	575
Effect of exchange rate changes on cash and cash equivalents	(72)	—	—
Net change in cash and cash equivalents	$(133,254)	$230,617	$15,010

Our principal sources of liquidity were our cash, cash equivalents and short-term investments, as well as cash flows generated from our operations. Our cash, cash equivalents and short-term investments totaled $397.9 million, of which $8.0 million represented cash and cash equivalents held outside of the United States. Non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States and, therefore, no U.S. current or deferred taxes have been accrued related to these balances. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the United States. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

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

On October 21, 2013, we closed our initial public offering of 11,676,750 shares of Class A common stock sold by us, at a public offering price of $20.00 per share. Our proceeds from the offering were $214.2 million after deducting underwriting discounts and commissions and total offering expenses.

On March 31, 2014, we closed our follow-on offering of 1,390,000 shares of Class A common stock sold by us, at a public offering price of $26.35 per share. Our proceeds from the offering were $34.5 million after deducting underwriting discounts and commissions and total offering expenses.

Cash Flows from Operating Activities

Our largest source of operating cash inflows is cash collections from our customers for subscription services. We also generate significant cash flows from our professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenditures, fees to salesforce.com, third-party professional services costs, employee travel and leased facilities.

Fiscal 2015 compared to Fiscal 2014. Net cash provided by operating activities was $67.7 million for the year ended January 31, 2015. Our cash provided by operating activities during the year ended January 31, 2015 primarily reflected our net income of $40.4 million, adjustments for non-cash items of $14.3 million of stock-based compensation expense and $3.9 million of depreciation and amortization expense. Additional sources of cash inflows were from changes in our working capital, which included a $45.6 million increase in deferred revenue resulting primarily from increased orders from new and existing customers and a $3.3 million increase in our net income tax obligations related to the timing of tax payments. These sources of cash were partially offset by a $34.5 million increase in accounts receivable related to the timing of billings and collections, a $4.7 million increase in other current and long-term assets and a $4.3 million increase in our net deferred income taxes assets.

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

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities and for the acquisition of AdvantageMS. We also use cash to invest in capital assets to support our growth.

Fiscal 2015 compared to Fiscal 2014. Net cash used in investing activities was $272.5 million for the year ended January 31, 2015 resulting primarily from $245.1 million in net purchases of marketable securities and $27.0 million in cash used for purchases of property and equipment, which primarily includes the July 2014 purchase of our new corporate headquarters located in Pleasanton, California for $24.0 million.

Fiscal 2014 compared to Fiscal 2013. Net cash used in investing activities was $26.6 million for the year ended January 31, 2014 resulting primarily from $12.1 million in cash used to complete the acquisition of AdvantageMS, combined with $11.7 million in net purchases of marketable securities.

Cash Flows from Financing Activities

The cash flows from financing activities relate to proceeds from our initial public offering of Class A common stock, stock option exercises and excess tax benefits from our stock plans.

Fiscal 2015 compared to Fiscal 2014. Net cash provided by financing activities was $71.6 million for the year ended January 31, 2015 resulting from $34.5 million net proceeds from our follow-on offering, $25.3 million in excess tax benefits from our employee stock plans, and $11.8 million from employees participating in the employee stock plans.

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

As of January 31, 2015, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Purchase commitments	$462,815	$4,051	$—	$—	$458,764
Operating lease obligations	8,224	2,665	3,200	1,545	814
Total	$471,039	$6,716	$3,200	$1,545	$459,578

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

Revenue Recognition

We consider revenue recognition to be a significant accounting policy.  For a description of our application of GAAP to our revenue recognition, see note 1 of the notes to our consolidated financial statements.

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

Our option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. For a description of our assumptions used for our stock-based compensation policy, see note 11 of the notes to our consolidated financial statements.

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

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Japanese Yen. Revenues outside of North America as a percentage of revenues were approximately 45%, 41% and 35% in our fiscal years ended January 31, 2015, 2014 and 2013, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For our fiscal years ended January 31, 2015, 2014 and 2013, our foreign currency loss was $3.9 million, $0.9 million and $1.0 million, respectively.

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

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $397.9 million as of January 31, 2015. This amount was invested primarily in U.S. agency obligations, corporate notes and bonds, money market funds, U.S. treasury securities, asset-based securities, and commercial paper. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates, which could affect our results of operations. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk.

An immediate increase of 100-basis points in interest rates would have resulted in a $1.9 million market value reduction in our investment portfolio as of January 31, 2015. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $0.6 million as of January 31, 2015. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VEEVA SYSTEMS INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Veeva Systems Inc.:

We have audited the accompanying consolidated balance sheets of Veeva Systems Inc. (the Company) and its subsidiaries as of January 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2015. We also have audited the Company’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veeva Systems Inc. and subsidiaries as of January 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Veeva Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Santa Clara, California

March 31, 2015

VEEVA SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	January 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$129,253	$262,507
Short-term investments	268,620	25,625
Accounts receivable, net of allowance for doubtful accounts of $413 and $305, respectively	92,661	58,433
Deferred income taxes	4,815	2,075
Other current assets	6,488	5,092
Total current assets	501,837	353,732
Property and equipment, net	28,203	2,445
Capitalized internal-use software, net	1,240	1,585
Goodwill	4,850	4,850
Intangible assets, net	4,904	6,551
Other long-term assets	3,856	1,145
Total assets	$544,890	$370,308

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,886	$2,117
Accrued compensation and benefits	6,497	8,750
Accrued expenses and other current liabilities	8,939	7,931
Income tax payable	3,241	439
Deferred revenue	112,960	67,380
Total current liabilities	135,523	86,617
Other long-term liabilities	2,534	3,595
Total liabilities	138,057	90,212
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 64,729,479 and 15,044,750 issued and outstanding at January 31, 2015 and 2014, respectively	—	—
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 66,338,146 and 109,746,795 issued and outstanding at January 31, 2015 and 2014, respectively	1	1
Additional paid-in capital	317,881	231,534
Accumulated other comprehensive income	26	19
Retained earnings	88,925	48,542
Total stockholders’ equity	406,833	280,096
Total liabilities and stockholders’ equity	$544,890	$370,308

See Notes to Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Fiscal Year Ended January 31,
	2015	2014	2013

Revenues:
Subscription services	$233,063	$146,621	$73,280
Professional services and other	80,159	63,530	56,268
Total revenues	313,222	210,151	129,548
Cost of revenues(1):
Cost of subscription services	55,005	36,199	18,852
Cost of professional services and other	60,653	46,403	38,164
Total cost of revenues	115,658	82,602	57,016
Gross profit	197,564	127,549	72,532
Operating expenses(1):
Research and development	41,156	26,327	14,638
Sales and marketing	56,203	41,507	19,490
General and administrative	30,239	20,411	8,371
Total operating expenses	127,598	88,245	42,499
Operating income	69,966	39,304	30,033
Other expense, net	2,780	804	940
Income before income taxes	67,186	38,500	29,093
Provision for income taxes	26,803	14,885	10,310
Net income	$40,383	$23,615	$18,783

Net income attributable to Class A and Class B common stockholders, basic and diluted	$40,138	$10,405	$3,480
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.31	$0.20	$0.17
Diluted	$0.28	$0.15	$0.11
Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	127,713	51,725	20,887
Diluted	144,204	68,024	30,599
Other comprehensive income:
Net change in unrealized gains on available-for-sale investments	$76	$10	$5
Net change in cumulative foreign currency translation gain (loss)	(69)	4	—
Comprehensive income	$40,390	$23,629	$18,788

(1) Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$273	$118	$3
Cost of professional services and other	2,272	902	120
Research and development	3,844	1,700	238
Sales and marketing	3,221	1,788	140
General and administrative	4,715	2,442	214
Total stock-based compensation	$14,325	$6,950	$715

See Notes to Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Series A and B						Accumulated
	Convertible		Class A & B		Additional		Other	Total
	Preferred Stock		Common stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 31, 2012	85,000,000	$6,933	22,620,207	$—	$1,026	$6,144	$—	$14,103
Issuance of common stock upon exercise of stock options	—	—	1,481,017	—	136	—	—	136
Issuance of common stock upon early exercise of stock options	—	—	742,627	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	224	—	—	224
Stock-based compensation expense	—	—	—	—	715	—	—	715
Other comprehensive income	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	18,783	—	18,783
Balance at January 31, 2013	85,000,000	6,933	24,843,851	—	2,101	24,927	5	33,966
Issuance of common stock upon exercise of stock options	—	—	2,913,194	—	514	—	—	514
Issuance of common stock upon early exercise of stock options	—	—	357,750	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	572	—	—	572
Stock-based compensation expense	—	—	—	—	7,041	—	—	7,041
Conversion of preferred stock to common stock	(85,000,000)	(6,933)	85,000,000	1	6,932	—	—	—
Initial public offering, net of issuance costs	—	—	11,676,750	—	214,200	—	—	214,200
Excess tax benefits from employee stock plans	—	—	—	—	174	—	—	174
Other comprehensive income	—	—	—	—	—	—	14	14
Net income	—	—	—	—	—	23,615	—	23,615
Balance at January 31, 2014	—	—	124,791,545	1	231,534	48,542	19	280,096
Issuance of common stock upon exercise of stock options	—	—	4,437,349	—	5,813	—	—	5,813
Vesting of early exercised stock options	—	—	—	—	377	—	—	377
Repurchase of unvested early exercised stock options	—	—	(16,667)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	115,339	—	(15)	—	—	(15)
Stock-based compensation expense	—	—	—	—	14,385	—	—	14,385
Issuance of common shares under Employee Stock Purchase Plan	—	—	350,059	—	5,951	—	—	5,951
Follow-on offering, net of issuance costs	—	—	1,390,000	—	34,495	—	—	34,495
Excess tax benefits from employee stock plans	—	—	—	—	25,341	—	—	25,341
Other comprehensive income	—	—	—	—	—	—	7	7
Net income	—	—	—	—	—	40,383	—	40,383
Balance at January 31, 2015	—	$—	131,067,625	$1	$317,881	$88,925	$26	$406,833

See Notes to Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2015	2014	2013

Cash flows from operating activities
Net income	$40,383	$23,615	$18,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,929	2,410	789
Amortization of premiums on short-term investments	2,176	364	101
Stock-based compensation	14,325	6,950	715
Deferred income taxes	(4,268)	(1,781)	(639)
Bad debt expense	227	35	540
Changes in operating assets and liabilities:
Accounts receivable	(34,455)	(19,738)	(17,067)
Income taxes	3,326	(4,784)	5,124
Other current and long-term assets	(4,652)	(2,951)	(593)
Accounts payable	1,290	(1,303)	1,747
Accrued expenses and other current liabilities	(754)	9,690	(4)
Deferred revenue	45,580	28,473	20,860
Other long-term liabilities	467	773	443
Net cash provided by operating activities	67,574	41,753	30,799
Cash flows from investing activities
Purchases of short-term investments	(401,955)	(21,403)	(14,372)
Maturities and sales of investments	156,860	9,700	—
Purchases of property and equipment	(26,531)	(1,860)	(964)
Acquisitions, net of cash acquired	—	(12,149)	—
Capitalized internal-use software development costs	(413)	(1,117)	(590)
Proceeds from (issuance of) note receivable–related party	—	253	(3)
Payments for restricted cash and deposits	21	—	(435)
Net cash used in investing activities	(272,018)	(26,576)	(16,364)
Cash flows from financing activities
Proceeds from early exercise of common stock options	—	229	439
Proceeds from exercise of common stock options	5,813	514	136
Net proceeds from offerings	34,172	214,523	—
Proceeds from Employee Stock Purchase Plan	5,951	—	—
Restricted stock units acquired to settle employee tax withholding liability	(15)	—	—
Excess tax benefits from employee stock plans	25,341	174	—
Net cash provided by financing activities	71,262	215,440	575
Effect of exchange rate changes on cash and cash equivalents	(72)	—	—
Net change in cash and cash equivalents	(133,254)	230,617	15,010
Cash and cash equivalents at beginning of period	262,507	31,890	16,880
Cash and cash equivalents at end of period	$129,253	$262,507	$31,890
Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$1,515	$20,673	$5,659
Non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities related to property and equipment purchases	$688	$18	$80
Vesting of early exercised stock options	$377	$572	$224
Offering costs not yet paid	$—	$323	$—

See Notes to Consolidated Financial Statements.

Note 1. Summary of Business and Significant Accounting Policies

Description of Business

Veeva is a leading provider of cloud-based software solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific business problems would best be addressed by tailored cloud solutions, an approach referred to as industry cloud. All of our solutions are designed from the ground up to address the unique business and regulatory requirements of the life sciences industry. We enable life sciences companies to realize the benefits of a cloud delivery model and modern mobile applications for their most critical business functions with solutions that meet their specialized functional and compliance needs. Our fiscal year end is January 31.

Initial Public Offering and Follow-on Offering

On October 21, 2013, we closed our initial public offering (IPO) of 15,001,750 shares of Class A common stock, which included 11,676,750 shares sold by us (inclusive of 1,956,750 shares issued upon the full exercise of the over-allotment option granted to the underwriters) and a total of 3,325,000 shares sold by certain selling stockholders. The public offering price of the shares was $20.00 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. Our proceeds from the offering were $214.2 million after deducting underwriting discounts and commissions and total offering expenses.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the consolidated financial statements and the notes thereto. These estimates are based on information available as of the date of the consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Significant items subject to such estimates and assumptions include, but are not limited to:

•	the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements;
•	the fair value of assets acquired and liabilities assumed for business combinations;
•	the valuation of short-term investments and the determination of other-than-temporary impairments;
•	the valuation of building and land;
•	the realizability of deferred income tax assets;
•	the fair value of our stock-based awards and related forfeiture rates; and
•	the capitalization and estimated useful life of internal-use software development costs.

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

The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	January 31,
	2015	2014
Customer 1	*	*
Customer 2	11%	10%
Customer 3	16	*

*	Does not exceed 10%.

In our fiscal years ended January 31, 2015, 2014 and 2013, our top 10 customers accounted for 54%, 56% and 54% of our total revenues, respectively. The following customers individually exceeded 10% of total revenues for the periods shown:

	Fiscal Year Ended January 31,
	2015	2014	2013
Customer 1	*	*	12%
Customer 2	*	*	11
Customer 3	*	*	*

*	Does not exceed 10%.

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

We may sell our short-term investments at any time, without significant penalty, for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond 12 months as current assets in the accompanying consolidated balance sheets.

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

	Fiscal Year Ended January 31,
	2015	2014	2013
Balance at beginning of period	$305	$305	$300
Add: charges (credits) to costs and expenses	227	(35)	317
Less: recoveries (write-offs)	(119)	35	(312)
Balance at end of period	$413	$305	$305

Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the leasehold improvements or the lease term. We depreciate buildings over periods up to 30 years.  Land is not depreciated.  Construction in progress is related to the construction or development of property (including land) and equipment that have not yet been placed in service for our intended use. Depreciation for equipment commences once it is placed in service and depreciation for buildings and leasehold improvements commences once they are ready for our intended use. Upon sale or retirement, the asset’s cost and related accumulated depreciation are removed from the general ledger and any related gains or losses are reflected in operating expenses. Repairs and maintenance are charged to operations as incurred.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the acquisition method of accounting. Goodwill is not amortized, but instead goodwill is required to be tested for impairment annually and under certain circumstances. We perform such testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit’s carrying value, we will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, we will compare the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. We have one reporting unit and evaluate goodwill for impairment at the entity level. We completed our annual impairment test in our fourth quarter of fiscal 2015, which did not result in any impairment of the goodwill balance.

All other intangible assets, consisting of data update technology, database, customer relationships and software, are stated at cost less accumulated amortization and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from 1.3 to 4.3 years. Amortization expense related to developed technology is included in cost of subscription services. Amortization expense related to customer relationships is included in sales and marketing expense.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. There were no impairment charges recognized during fiscal 2015, 2014 and 2013.

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

Stock-based Compensation

We recognize compensation expense for all stock-based awards, including stock options and restricted stock units (RSUs), based on the estimate of fair value of the award at the grant date. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. This model requires that at the date of grant we determine the fair value of the underlying common stock, the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield of our common stock. The compensation expense recorded is based on awards ultimately expected to vest and therefore is reduced by estimated forfeitures. Forfeitures are estimated at the time of grant based on an analysis of our actual historical forfeitures, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The compensation expense, net of estimated forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four to five years. We estimate a forfeiture rate to calculate the stock-based compensation expense for our awards.

The fair value of each stock based payment award and stock purchase right granted under the 2013 Employee Stock Purchase Plan (ESPP) was estimated on the date of grant using the Black-Scholes option pricing model. We recognized stock-based compensation expenses related to our ESPP on a straight-line basis over the offering period, which was seven months.

The determination of the grant date fair value of stock based payment awards using an option-pricing model are affected by assumptions regarding a number of other complex and subjective variables, which include our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends.

Cost of Revenues

Cost of subscription services and professional services and other revenues are expensed as incurred. Cost of subscription services revenues primarily consists of fees for our use of the Salesforce1 Platform, as well as other expenses such as data center operational costs, and personnel related costs to support our cloud infrastructure.

Cost of professional services and other revenues primarily consists of personnel related costs, and third-party sub-contractor costs associated with providing professional services.

Sales Commissions

Sales commissions paid for subscriptions are recorded as a component of sales and marketing expenses when earned. Commissions are typically earned upon booking of a customer contract. Sales commission expense was $13.2 million, $11.8 million and $6.6 million for the fiscal years ended January 31, 2015, 2014 and 2013, respectively.

Advertising Expenses

Advertising is expensed as incurred. Advertising expense was $0.1 million and $0.2 million for the fiscal year ended January 31, 2015 and 2014, respectively. Advertising expense for the fiscal year ended January 31, 2013 was immaterial.

Foreign Currency Exchange

The functional currency for China, Japan and Brazil is their local currency and for all other foreign subsidiaries their functional currency is the U.S. dollar. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars for those entities that do not have U.S. dollars as their functional currency are recorded as part of a separate component of the consolidated statements of comprehensive income. Foreign currency transaction gains and losses are included in the consolidated statements of operations for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

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

We establish liabilities or reduce assets for uncertain tax positions when we believe certain tax positions are not more likely than not of being sustained if challenged. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual outcomes. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in status or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

We recognize interest accrued and penalties related to unrecognized tax benefits in our income tax expense.

Other Comprehensive Income

Accumulated other comprehensive income is reported as a component of stockholders’ equity and include unrealized gains and losses on marketable securities that are available-for-sale and foreign currency translation adjustment.

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

Note 2. Acquisition of AdvantageMS

On June 20, 2013, we completed our acquisition of Advantage Management Solutions, Inc. (AdvantageMS), a privately held supplier of healthcare professional data and related software and services. We expect this acquisition to support our Veeva OpenKey data and data services offerings through the addition of a database of healthcare professionals, healthcare organizations and other supplemental data in the U.S. market. Total closing consideration for the purchase was $10.5 million in cash. Approximately 15% of the closing consideration was placed into escrow to be held for 18 months following the close as security for losses incurred by us in the event of certain breaches of representations and warranties by the sellers. We retained approximately $0.4 million of the escrow amount as recovery for such losses at the end of the escrow period. Additionally, we paid approximately $1.9 million in cash as part of a net working capital adjustment. There are no contingent cash payments related to this transaction. As of January 31, 2015, we had incurred $0.3 million in acquisition-related transaction costs and $0.3 in connection with asserted losses previously claimed against escrow which were not recovered. The assets, liabilities and operating results of AdvantageMS have been reflected in our consolidated financial statements from the date of acquisition and have not been material.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

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

Intangible assets are being amortized on a straight-line basis over an estimated useful life ranging from three to six years. Goodwill of $4.9 million represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets and represents the future economic benefits of the data technology contributions in support of our Veeva OpenKey data and data services offerings. Goodwill is not deductible for U.S. tax purposes.

Each component of identifiable intangible assets acquired in connection with the above acquisition as of January 31, 2015 were as follows (dollar amounts in thousands):

	January 31, 2015
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Data update technology	$3,680	$(1,188)	$2,492	3.4
Database	2,570	(1,037)	1,533	2.3
Customer relationships	1,020	(274)	746	4.3
Software	110	(59)	51	1.3
	$7,380	$(2,558)	$4,822

Also included in intangible assets on the consolidated balance sheet is $0.2 million of technology acquired on April 25, 2013. The carrying value of these acquired intangibles as of January 31, 2015 was $0.1 million.

Pro forma results of operations have not been presented because the effect of this acquisition was not material to the consolidated financial statements.

Note 3. Short-Term Investments

At January 31, 2015, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Asset-backed securities	$9,323	$—	$(4)	$9,319
Commercial paper	3,394	—	—	3,394
Corporate notes and bonds	45,990	18	(19)	45,989
U.S. agency obligations	199,822	92	(3)	199,911
U.S. treasury securities	9,999	8	—	10,007
Total available-for-sale securities	$268,528	$118	$(26)	$268,620

At January 31, 2014, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate notes and bonds	$10,499	$9	$(1)	$10,507
U.S. agency obligations	15,111	7	—	15,118
Total available-for-sale securities	$25,610	$16	$(1)	$25,625

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	January 31,	January 31,
	2015	2014
Due in one year or less	$224,263	$17,667
Due in greater than one year	44,357	7,958
Total	$268,620	$25,625

We have certain available-for-sale securities in a gross unrealized loss position, all of which have been in such position for less than 12 months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in our consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income. There were no impairments considered other-than-temporary as of January 31, 2015 and 2014.

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of January 31, 2015 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Asset-backed securities	$9,319	$(4)
Corporate notes and bonds	23,239	(19)
U.S. agency obligations	18,398	(3)

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of January 31, 2014 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Corporate notes and bonds	$1,403	$(1)

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following as of the dates shown (in thousands):

	January 31,
	2015	2014
Land	$3,040	$—
Building	20,984	—
Equipment and computers	3,103	1,912
Furniture and fixtures	1,207	948
Leasehold improvements	1,228	858
Construction in progress	980	121
	30,542	3,839
Less accumulated depreciation	(2,339)	(1,394)
Total property and equipment, net	$28,203	$2,445

Total depreciation expense was $1.4 million, $0.9 million and $0.5 million for the fiscal years ended January 31, 2015, 2014 and 2013, respectively.

Acquisition of Corporate Headquarters Building

On July 22, 2014, we purchased land and a building for our new corporate headquarters located in Pleasanton, California for $24.0 million. The headquarters will support the overall growth of our business for the next few years, and we expect to occupy the building in summer 2015. The useful life for the building is expected to be 30 years and will be depreciated on a straight-line basis once it is ready for its intended use. Land is not depreciated.

Note 5. Capitalized Internal-Use Software

Capitalized internal-use software, net, consisted of the following as of the dates shown (in thousands):

	January 31,
	2015	2014
Capitalized internal-use software development costs	$3,307	$2,834
Less accumulated amortization	(2,067)	(1,249)
Capitalized internal-use software development costs, net	$1,240	$1,585

During the fiscal years ended January 31, 2015 and 2014, we capitalized $0.5 million and $1.2 million, respectively, for internal-use software development costs.

Capitalized internal-use software amortization expense totaled $0.8 million, $0.5 million and $0.3 million for the fiscal years ended January 31, 2015, 2014 and 2013, respectively.

Note 6. Intangible Assets

The following schedule presents the details of intangible assets as of January 31, 2015 (in thousands):

	January 31, 2015
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Data update technology	$3,680	$(1,188)	$2,492	3.4
Database	2,570	(1,037)	1,533	2.3
Customer relationships	1,020	(274)	746	4.3
Software	304	(171)	133	1.3
	$7,574	$(2,670)	$4,904

The following schedule presents the details of intangible assets as of January 31, 2014 (in thousands):

	January 31, 2014
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Data update technology	$3,680	$(452)	$3,228	4.4
Database	2,570	(394)	2,176	3.4
Customer relationships	1,020	(104)	916	5.4
Software	304	(73)	231	2.3
	$7,574	$(1,023)	$6,551

Amortization expense associated with acquired intangible assets for the fiscal year ended January 31, 2015 and 2014 was $1.7 million and $1.0 million, respectively. As of January 31, 2013, we did not have any acquired intangible assets.

The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Estimated
Amortization
Period	Expense
Fiscal 2016	$1,651
Fiscal 2017	1,580
Fiscal 2018	1,154
Fiscal 2019	454
Fiscal 2020	65
Total	$4,904

Note 7. Accrued Expenses

Accrued expenses consisted of the following as of the dates shown (in thousands):

	January 31,
	2015	2014
Accrued commissions	$1,309	$1,452
Accrued bonus	1,901	1,419
Accrued other compensation and benefits	3,287	5,879
Total accrued compensation and benefits	$6,497	$8,750

Accrued fees paid to salesforce.com	3,395	2,677
Early exercise of stock options	87	470
Sales taxes payable	1,666	2,769
Other accrued expenses	3,791	2,015
Total accrued expenses and other current liabilities	$8,939	$7,931

Note 8. Fair Value Measurements

We apply the provisions of FASB Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures , for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$41,861	$—	$—	$41,861
U.S. agency obligations	—	3,595	—	3,595
Short-term investments
Asset backed-securities	—	9,319	—	9,319
Commercial paper	—	3,394	—	3,394
Corporate notes and bonds	—	45,989	—	45,989
U.S. agency obligations	—	199,911	—	199,911
U.S. treasury securities	—	10,007	—	10,007
Total	$41,861	$272,215	$—	$314,076

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

Note 9. Other Expense, Net

Other expense, net consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Foreign currency loss	$3,893	$940	$987
Investment amortization	2,424	366	101
Interest (income)	(3,537)	(502)	(148)
Other expense, net	$2,780	$804	$940

Note 10. Income Taxes

The components of income before income taxes by U.S. and foreign jurisdictions were as follows for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013

United States	$64,178	$35,018	$27,332
Foreign	3,008	3,482	1,761
Total	$67,186	$38,500	$29,093

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction.

Provision for income taxes for our fiscal years ended January 31, 2015, 2014 and 2013 consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Current provision:
Federal	$26,039	$13,837	$9,211
State	3,022	1,186	1,138
Foreign	2,093	1,644	600
Total	$31,154	$16,667	$10,949
Deferred provision:
Federal	(3,421)	(1,360)	(616)
State	(197)	(94)	(23)
Foreign	(733)	(328)	—
Total	$(4,351)	$(1,782)	$(639)
Provision for income taxes	$26,803	$14,885	$10,310

Provision for income taxes differed from the amount computed by applying the federal statutory income tax rate of 35%, to income before income taxes for our fiscal years ended January 31, 2015, 2014 and 2013, respectively, as a result of the following (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013

Federal tax statutory tax rate	$23,470	$13,475	$10,182
State taxes	1,429	904	880
Nondeductible expenses	140	55	80
Research and development credit	(2,028)	(880)	(351)
Domestic manufacturing deduction	(431)	(1,124)	(699)
Stock-based compensation	2,506	1,802	231
Foreign rate differential	1,101	(164)	(50)
Valuation allowance	1,589	512	(52)
Others	(973)	305	89
Provision for income taxes	$26,803	$14,885	$10,310

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities as of January 31, 2015 and 2014 related to the following (in thousands):

	Fiscal Year Ended January 31,
	2015	2014
Deferred Tax Assets:
Accruals and reserves	$4,974	$2,357
Net operating loss carryforward	1,176	1,015
State income taxes	967	535
Tax credit carryforward	1,795	750
Other	521	—
Gross Deferred Tax Assets	$9,433	$4,657
Valuation Allowance	(2,304)	(716)
Total Deferred Tax Assets	$7,129	$3,941
Deferred Tax Liabilities:
Property and equipment	$(193)	$(74)
Intangible assets	(1,822)	(2,448)
Expensed internal-use software	(469)	(606)
Other	—	(436)
Total Deferred Tax Liabilities	$(2,484)	$(3,564)
Net Deferred Tax Assets	$4,645	$377

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

As of January 31, 2015, the net operating loss carryforwards for federal and state income tax purposes were approximately $2.0 million and $4.1 million, respectively. The federal net operating losses and the state net operating losses begin to expire in 2033.

As of January 31, 2015, we had $2.8 million of California research and development tax credits available to offset future taxes, which do not expire.

We evaluate tax positions for recognition using a more-likely than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.

We classify unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as “other non-current liabilities” in the consolidated balance sheets. As of January 31, 2015, the total amount of gross unrecognized tax benefits was $3.2 million, of which $2.0 million, if recognized, would favorably impact our effective tax rate. The aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Beginning balance	$2,439	$1,220	$644
Increases related to tax positions taken during the prior period	169	28	—
Increases related to tax positions taken during the current period	869	1,191	576
Lapse of statute of limitations	(230)	—	—
Ending balance	$3,247	$2,439	$1,220

Our policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. Interest and penalties were not significant during fiscal 2015.

We file tax returns in the United States for federal, California, and other states. The tax years from 2011 remain open to examination for federal, 2007 for California and 2010 for other states. We file tax returns in multiple foreign jurisdictions. The tax years from 2011 remain open to examination in these foreign jurisdictions.

As of January 31, 2015, we had not made any tax provision for U.S. federal and state income taxes and foreign withholding taxes on the approximately $3.3 million of undistributed cumulative earnings of foreign subsidiaries because those earnings are considered to be indefinitely reinvested in those operations. If we were to repatriate these earnings to the United States, we would be subject to approximately $0.4 million in U.S. income taxes, subject to an adjustment for foreign tax credits and foreign withholding taxes, based on the U.S. statutory rate of 35%.

Note 11. Stockholders’ Equity

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

As of January 31, 2015, we had 64,729,479 shares of Class A common stock and 66,338,146 shares of Class B common stock outstanding, of which 195,833 shares of Class B common stock were unvested, resulting from employees exercising stock options prior to vesting.

As of January 31, 2014, we had 15,044,750 shares of Class A common stock and 109,746,795 shares of Class B common stock outstanding, of which 1,824,457 shares of Class B common stock were unvested, resulting from employees exercising stock options prior to vesting.

Employee Equity Plans

2007 Stock Plan

Our board of directors adopted our 2007 Stock Plan (2007 Plan) in February 2007, and our stockholders approved it in February 2007. No further awards have been made under our 2007 Plan since the adoption of the 2012 Equity Incentive Plan. However, awards outstanding under our 2007 Plan will continue to be governed by their existing terms.

2012 Equity Incentive Plan

Our board of directors adopted our 2012 Equity Incentive Plan (2012 EIP) in November 2012, and our stockholders approved it in December 2012. An amendment and restatement of the 2012 EIP was approved by our board of directors in March 2013, and our stockholders approved it in March 2013. The 2012 EIP became effective on adoption and replaced our 2007 Plan. No further awards have been made under our 2012 EIP since the adoption of the 2013 Equity Incentive Plan. However, awards outstanding under the 2012 EIP will continue to be governed by their existing terms.

2013 Equity Incentive Plan

Our board of directors adopted our 2013 Equity Incentive Plan (2013 EIP) in August 2013, and our stockholders approved it in September 2013. The 2013 EIP became effective immediately on adoption although no awards were made under it until the date of our IPO on October 15, 2013, at which time our 2013 EIP replaced our 2012 EIP.

As of January 31, 2015, the number of shares of our Class A common stock available for issuance under the 2013 EIP is 8,149,581 plus any shares of our Class B common stock subject to awards under the 2012 EIP and the 2007 Plan that expire or lapse unexercised or, with respect to shares issued pursuant to such awards, are forfeited or repurchased by us after the date of our IPO on October 15, 2013. The number of shares available for issuance under the 2013 EIP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 13.75 million shares, (b) 5% of the shares of all classes of our common stock outstanding on the last business day of the prior fiscal year, or (c) the number of shares determined by our board of directors.

2013 Employee Stock Purchase Plan

Our ESPP was adopted by our board of directors in August 2013 and our stockholders approved it in September 2013. The ESPP became effective as of our IPO registration statement on Form S-1, on October 15, 2013. Our ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (Code). The ESPP was approved with a reserve of 4.0 million shares of Class A common stock for future issuance under various terms provided for in the ESPP. The number of shares available for issuance under the ESPP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 2.2 million shares, (b) 1% of the shares of all classes of our common stock outstanding on the last business day of the prior fiscal year or (c) the number of shares determined by our board of directors. For the fiscal year beginning February 1, 2015, our board of directors determined not to increase the number of shares available for issuance under the ESPP.

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

The initial offering period for our Employee Stock Purchase Plan (ESPP) commenced on the date of our initial public offering and ended on June 15, 2014.  During our initial ESPP offering period 350,059 shares of Class A Common Stock were purchased.  We have not had an open offering period subsequent to the initial offering period, and do not currently have an active, open offering period under our ESPP.

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

Early Exercise of Employee Options

We historically have allowed for the early exercise of options granted under the 2007 Plan prior to vesting. The 2007 Plan allows for such exercises by means of cash payment, surrender of already outstanding common stock, a same day broker assisted sale or through any other form or method consistent with applicable laws, regulations and rules. Historically, all exercises have been through cash payment. The unvested shares are subject to our repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options, and reclassified to common stock as our repurchase right lapses. At January 31, 2015 and 2014, there were unvested shares in the amount of 195,833 and 1,824,457, respectively, which were subject to repurchase at an aggregate price of approximately $0.1 million and $0.5 million, respectively.

These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding. However, these restricted shares are only deemed outstanding for basic earnings per share computation purposes upon the respective repurchase rights lapsing. We treat cash received from employees for the exercise of unvested options as a refundable deposit shown as a liability in our consolidated balance sheets. During fiscal 2014, we recorded $0.2 million of cash received for early exercise of options in accrued expenses. During fiscal 2015, there were no early exercises of options. Amounts from accrued expenses are reclassified to common stock and additional paid-in capital as the shares vest.

Stock Option Activity

The 2007 Stock Plan and the 2012 EIP provided, and the 2013 EIP provides, for the issuance of incentive and nonstatutory options to employees, consultants and non-employee directors. We have also issued nonstatutory options outside of these plans. Options issued under and outside of the 2007 Plan generally are exercisable for periods not to exceed 10 years and generally vest over four to five years. Options issued under the 2012 EIP and 2013 EIP generally are exercisable for periods not to exceed 10 years and generally vest over five to nine years. A summary of stock option activity for fiscal 2015 is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (in years)	value
Options outstanding at January 31, 2014	25,424,437	$3.22	8.5	$726,649,586
Options granted	548,667	26.77
Options exercised	(4,437,349)	1.31		$104,689,345
Options forfeited/cancelled	(1,302,135)	4.74
Options outstanding at January 31, 2015	20,233,620	$4.18	7.7	$498,862,568
Options vested and exercisable at January 31, 2015	3,745,852	$2.41	6.7	$98,970,347
Options vested and exercisable at January 31, 2015 and expected to vest thereafter	19,080,337	$4.16	7.7	$470,900,166

The weighted average grant-date fair value of options granted during fiscal 2015, 2014 and 2013 was $13.87, $2.78 and $0.71, respectively, per share.

As of January 31, 2015, there was $34.9 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under the 2007 Plan, 2012 EIP and 2013 EIP. This cost is expected to be recognized over a weighted average period of 4.4 years.

As of January 31, 2015, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.

Our closing stock price as reported on the New York Stock Exchange as of January 30, 2015, the last trading day of fiscal year 2015 was $28.76. The total intrinsic value of options exercised was $104.7 million for the fiscal year ended January 31, 2015.

Restricted Stock Units

The 2013 EIP provides for the issuance of RSUs to employees. RSUs issued under the 2013 EIP generally vest over four years. A summary of RSU activity for fiscal 2015 is presented below:

		Weighted
	Unreleased	average
	Restricted	grant date
	Stock Units	fair value
Balance at January 31, 2014	156,050	$36.52
RSUs granted	990,270	26.33
RSUs vested	(115,866)	28.64
RSUs forfeited/cancelled	(64,482)	29.59
Balance at January 31, 2015	965,972	$27.48

During the year ended January 31, 2015, we issued RSUs under the 2013 EIP with a weighted-average grant date fair value of $26.33.

As of January 31, 2015, there was a total of $25.4 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs, which are expected to be recognized over a weighted-average period of approximately 3.5 years.

Stock-Based Compensation

Compensation expense related to share-based transactions, including employee, consultant, and non-employee director stock option awards, is measured and recognized in the consolidated financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The stock-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four to nine years. For restricted stock awards, fair value is based on the closing price of our common stock on the grant date.

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

•

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term of the options for each option group.

•

Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock option awards granted, we have based our expected term on the simplified method available under GAAP.

•

Volatility. We determine the price volatility factor based on a blend of our historical volatility and the historical volatilities of our peer group. Industry peers consist of several public companies in the technology industry that are similar to us in size, stage of life cycle and financial leverage. We did not rely on implied volatilities of traded options in our common stock or of our industry peers’ common stock because the volume of stock option activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Dividend Yield. We have not paid and do not expect to pay dividends.

The following table presents the weighted-average assumptions used to estimate the fair value of our stock options granted during the periods presented: :

	Fiscal Year Ended January 31,
	2015	2014	2013
Volatility	48% – 50%	42% – 50%	42% – 55%
Expected term (in years)	6.00 – 6.32	6.32 – 8.23	6.32
Risk-free interest rate	1.75% – 1.94%	1.03% – 2.09%	0.83% – 1.15%
Dividend yield	—%	—%	—%

For the year ended January 31, 2015 and 2014, we capitalized $0.1 million and $0.5 million, respectively, of stock-based compensation as part of our internal-use software capitalization. The amounts capitalized in year ended January 31, 2013 were immaterial.

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

The following table presents the weighted-average assumptions used to calculate our stock-based compensation for the stock purchases under the ESPP:

Volatility	44%
Expected term (in years)	0.58
Risk-free interest rate	0.10%
Dividend yield	—%

Note 12. Net Income per Share Attributable to Common Stockholders

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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2015		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$14,540	$25,843	$1,934	$21,681	$—	$18,783
Noncumulative dividends on convertible preferred stock	—	—	(33)	(371)	—	(560)
Undistributed earnings allocated to participating securities	(88)	(157)	(1,049)	(11,757)	—	(14,743)
Net income attributable to common stockholders, basic	$14,452	$25,686	$852	$9,553	$—	$3,480
Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	45,983	81,730	4,237	47,488	—	20,887
Net income per share attributable to common stockholders, basic	$0.31	$0.31	$0.20	$0.20	$—	$0.17

Diluted
Numerator
Net income attributable to common stockholders, basic	$14,452	$25,686	$852	$9,553	$—	$3,480
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	25,686	—	9,553	—	—	—
Reallocation of net income to Class B common stock	—	1,653	—	204	—	—
Net income attributable to common stockholders, diluted	$40,138	$27,339	$10,405	$9,757	$—	$3,480
Denominator
Number of shares used for basic EPS computation	45,983	81,730	4,237	47,488	—	20,887
Conversion of Class B to Class A common stock	81,730	—	47,488	—	—	—
Effect of potentially dilutive common shares	16,491	16,491	16,299	16,299	—	9,712
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	144,204	98,221	68,024	63,787	—	30,599
Net income per share attributable to common stockholders, diluted	$0.28	$0.28	$0.15	$0.15	$—	$0.11

Potential common shares excluded where the inclusion would be anti-dilutive are as follows (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	355	15,928	8,951

Note 13. Commitments and Contingencies

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

From time to time, we may be involved in other legal proceedings and subject to claims incident to the ordinary course of business. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any legal proceedings. The outcome of any potential legal proceedings, if determined adversely to us, could individually or taken together have a material adverse effect on our business, operating results, cash flows or financial position. Regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Leases

We have several non-cancelable operating leases, primarily for offices and servers. Rental payments include minimum rental fees.

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases were $2.9 million, $2.5 million and $1.5 million, for the fiscal year ended January 31, 2015, 2014 and 2013, respectively.

Future minimum lease payments under non-cancelable operating leases as of January 31, 2015 are as follows (in thousands):

Operating
Period	leases
Fiscal 2016	$2,665
Fiscal 2017	2,008
Fiscal 2018	1,192
Fiscal 2019	1,081
Fiscal 2020	464
Thereafter	814
Total	$8,224

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce1 Platform in combination with our developed technology to deliver our Veeva CRM solution, including hosting infrastructure and data center operations provided by salesforce.com. On March 3, 2014, we extended the term of the Value-Added Reseller Agreement for an additional ten years through September 1, 2025 and amended our minimum order commitments. As of January 31, 2015, we remained obligated to pay fees of at least $462.8 million prior to September 1, 2025 in connection with this agreement.

Note 14. Related-Party Transactions

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

Note 15. Information about Geographic Areas

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

	Fiscal Year Ended January 31,
	2015	2014	2013
Revenues by geography
North America	$173,261	$124,451	$84,546
Europe and other	81,782	49,944	29,036
Asia Pacific	58,179	35,756	15,966
Total revenues	$313,222	$210,151	$129,548

Long-lived assets by geographic area are as follows as of the date shown (in thousands):

	January 31,	January 31,	January 31,
	2015	2014	2013
Long-lived assets by geography
North America	$27,213	$1,341	$846
Europe and other	538	509	445
Asia Pacific	452	595	88
Total long-lived assets	$28,203	$2,445	$1,379

Substantially all of the long-lived assets included in the North America region are located in the United States.

Note 16. 401(k) Plan

We have a qualified defined contribution plan under Section 401(k) of the Code covering eligible employees. To date, we have not made any matching contributions to this plan.

Note 17. Subsequent Events

On March 31, 2015, we acquired the key opinion leader, or KOL, business and products known as Qforma CrowdLink in an all-cash transaction.  Total closing consideration was $10.0 million, with 15% of the closing consideration placed into escrow to be held for 12 months following the close as security for losses incurred by us in the event of certain breaches of representations and warranties by the sellers and certain other losses.  Through the transaction we will acquire the outstanding equity interests of Mederi AG, and selected other KOL-related business assets of Qforma, Inc. and other affiliated entities. We expect this acquisition to support our Veeva OpenKey Key Opinion Leader Data and Services.

Note 18. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for fiscal 2015 and 2014 is as follows (in thousands):

	Three Months Ended
	Jan. 31, 2015	Oct. 31, 2014	Jul. 31, 2014	Apr. 30, 2014	Jan. 31, 2014	Oct. 31, 2013	Jul. 31, 2013	Apr. 30, 2013
Consolidated Statements of Income Data:	(in thousands)

Revenues:
Subscription services	$66,535	$61,435	$56,572	$48,521	$45,686	$38,935	$34,063	$27,937
Professional services and other	20,477	22,390	19,092	18,200	17,117	16,044	15,518	14,851
Total revenues	87,012	83,825	75,664	66,721	62,803	54,979	49,581	42,788
Cost of revenues:
Cost of subscription services	15,210	14,409	13,346	12,040	11,790	9,511	7,948	6,950
Cost of professional services and other	15,946	16,007	14,790	13,910	12,568	11,881	11,195	10,759
Total cost of revenues	31,156	30,416	28,136	25,950	24,358	21,392	19,143	17,709
Gross profit	55,856	53,409	47,528	40,771	38,445	33,587	30,438	25,079
Operating expenses:
Research and development	11,742	10,635	9,787	8,992	7,858	6,585	6,357	5,527
Sales and marketing	15,328	14,251	13,810	12,814	12,768	11,467	9,610	7,662
General and administrative	8,103	8,582	7,146	6,408	6,511	5,550	4,633	3,717
Total operating expenses	35,173	33,468	30,743	28,214	27,137	23,602	20,600	16,906
Operating income	20,683	19,941	16,785	12,557	11,308	9,985	9,838	8,173
Other income (expense), net	(1,660)	(989)	(101)	(30)	(365)	125	(65)	(499)
Income before income taxes	19,023	18,952	16,684	12,527	10,943	10,110	9,773	7,674
Provision for income taxes	5,697	8,694	7,106	5,306	4,696	3,585	3,775	2,829
Net income	$13,326	$10,258	$9,578	$7,221	$6,247	$6,525	$5,998	$4,845

Net income attributable to Class A and Class B common stockholders, basic and diluted	$13,288	$10,198	$9,490	$7,128	$6,145	$2,339	$1,275	$926
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.10	$0.08	$0.07	$0.06	$0.05	$0.07	$0.05	$0.04
Diluted	$0.09	$0.07	$0.07	$0.05	$0.04	$0.05	$0.03	$0.03
Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	130,345	129,212	127,314	123,902	122,578	35,802	24,418	21,610
Diluted	144,737	144,289	143,353	142,849	143,221	131,963	37,038	32,988

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2015 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal control over financial reporting was effective as of January 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2015 annual meeting of stockholders (the “Proxy Statement”), which we expect file not later than 120 days after the end of our fiscal year ended January 31, 2015, and is incorporated in this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2015, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2015, and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2015, and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2015, and is incorporated in this report by reference.

PART IV.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

1. Financial Statements . See Index to Consolidated Financial Statements under Item 8 of this annual report on Form 10-K.

2. Financial Statement Schedules . All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the consolidated financial statements or related notes.

3. Exhibits . We have filed, or incorporated into this annual report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately following the signature page of this annual report on Form 10-K.

(b) Exhibits . See Item 15(a)(3) above.

(c) Financial Statement Schedules . See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 31st day of March, 2015.

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

Signature	Title	Date

/s/ Peter P. Gassner Peter P. Gassner	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2015

/s/ Timothy S. Cabral Timothy S. Cabral	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2015

/s/ Mark Armenante Mark Armenante	Director	March 31, 2015

/s/ Ronald E.F. Codd Ronald E.F. Codd	Director	March 31, 2015

/s/ Gordon Ritter Gordon Ritter	Chairman of the Board of Directors	March 31, 2015

/s/ Paul Sekhri Paul Sekhri	Director	March 31, 2015

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Registrant.	8-K	001-36121	3.1	10/22/2013
3.2	Amended and Restated Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013
4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-191085	4.1	10/3/2013
4.2	Amended and Restated Investors’ Rights Agreement, dated May 16, 2008, by and among the Registrant and the other parties thereto.	S-1	333-191085	4.2	9/11/2013
10.1	Data Processing Addendum, dated April 4, 2014, to Value-Added Reseller Agreement, between Registrant and salesforce.com, inc., as amended.	10-Q	001-36121	10.1	6/6/2014
10.2	Purchase and Sale Agreement, dated June 11, 2014, between Registrant and The Duffield Family Foundation, as amended July 16, 2014.	10-Q	001-36121	10.1	9/11/2014
10.3	Description of Non-Employee Director Compensation.	8-K	001-36121	Item 5.02	7/10/2014
10.4	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-191085	10.1	10/3/2013
10.5*	2007 Stock Plan and forms of agreements thereunder.	S-1	333-191085	10.2	9/11/2013
10.6*	2012 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-191085	10.3	9/11/2013
10.7*	2013 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-191085	10.4	10/3/2013
10.8*	2013 Employee Stock Purchase Plan.	S-1/A	333-191085	10.5	10/3/2013
10.9	Office Lease Agreement, dated December 2008, between Registrant and Hacienda Pleasanton Park MD Parent, LLC, as amended June 11, 2010, January 31, 2011, April 2, 2012 and June 25, 2013.	S-1/A	333-191085	10.6	10/3/2013
10.10**	Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended December 3, 2010, December 13, 2010, April 15, 2011, August 23, 2011, September 29, 2011, April 3, 2012 and May 24, 2012.	S-1/A	333-191085	10.7	9/20/2013

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11**	Eighth Amendment, dated March 3, 2014, to Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended.	8-K	001-36121	10.1	3/4/2014
10.12*	Offer letter, dated June 20, 2013, between Peter P. Gassner and the Registrant.	S-1	333-191085	10.8	9/11/2013
10.13*	Offer letter, dated June 19, 2013, between Matthew J. Wallach and the Registrant.	S-1	333-191085	10.9	9/11/2013
10.14*	Offer letter, dated January 25, 2010, between Timothy S. Cabral and the Registrant.	S-1	333-191085	10.10	9/11/2013
10.15*	Offer letter, dated March 16, 2012, between Ronald E. F. Codd and the Registrant.	S-1	333-191085	10.11	9/11/2013
21.1	List of Subsidiaries of Registrant.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see page 84 of this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.LAB	XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan.
**

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order granting confidential treatment. Omitted portions have been submitted separately to the Securities and Exchange Commission (SEC).

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