Form 10-Q
period 2015-04-30
VEEVA SYSTEMS INC
filed 2015-06-04
CIK 1393052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number: 001-36121

Veeva Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8235463
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of May 27, 2015, there were 71,900,022 shares of the Registrant’s Class A common stock outstanding and 59,842,893 shares of the Registrant’s Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	April 30,	January 31,
	2015	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$107,561	$129,253
Short-term investments	320,947	268,620
Accounts receivable, net of allowance for doubtful accounts of $404 and $413, respectively	70,217	92,661
Deferred income taxes	4,815	4,815
Other current assets	6,235	6,488
Total current assets	509,775	501,837
Property and equipment, net	35,173	28,203
Capitalized internal-use software, net	1,075	1,240
Goodwill	11,075	4,850
Intangible assets, net	7,790	4,904
Other long-term assets	3,775	3,856
Total assets	$568,663	$544,890

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,288	$3,886
Accrued compensation and benefits	6,347	6,497
Accrued expenses and other current liabilities	8,409	8,939
Income tax payable	5,823	3,241
Deferred revenue	111,276	112,960
Total current liabilities	137,143	135,523
Other long-term liabilities	2,570	2,534
Total liabilities	139,713	138,057
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 71,381,462 and 64,729,479 issued and outstanding at April 30, 2015 and January 31, 2015, respectively	1	—
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 60,255,819 and 66,338,146 issued and outstanding at April 30, 2015 and January 31, 2015, respectively	—	1
Additional paid-in capital	327,027	317,881
Accumulated other comprehensive income	15	26
Retained earnings	101,907	88,925
Total stockholders’ equity	428,950	406,833
Total liabilities and stockholders’ equity	$568,663	$544,890

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended April 30,
	2015	2014
	(Unaudited)
Revenues:
Subscription services	$68,894	$48,521
Professional services and other	21,029	18,200
Total revenues	89,923	66,721
Cost of revenues(1):
Cost of subscription services	15,873	12,040
Cost of professional services and other	16,112	13,910
Total cost of revenues	31,985	25,950
Gross profit	57,938	40,771
Operating expenses(1):
Research and development	12,957	8,992
Sales and marketing	15,496	12,814
General and administrative	8,560	6,408
Total operating expenses	37,013	28,214
Operating income	20,925	12,557
Other income (expense), net	763	(30)
Income before income taxes	21,688	12,527
Provision for income taxes	8,706	5,306
Net income	$12,982	$7,221

Net income attributable to Class A and Class B common stockholders, basic and diluted	$12,964	$7,128
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.10	$0.06
Diluted	$0.09	$0.05
Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	131,163	123,902
Diluted	144,734	142,849
Other comprehensive income:
Net change in unrealized gains (losses) on available-for-sale investments	$(3)	$46
Net change in cumulative foreign currency translation gain (loss)	(8)	(34)
Comprehensive income	$12,971	$7,233

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$111	$53
Cost of professional services and other	742	582
Research and development	1,383	887
Sales and marketing	1,120	776
General and administrative	1,443	958
Total stock-based compensation	$4,799	$3,256

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended April 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities
Net income	$12,982	$7,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,024	930
Amortization of premiums on short-term investments	763	312
Stock-based compensation	4,799	3,256
Bad debt expense (recovery)	(7)	28
Changes in operating assets and liabilities:
Accounts receivable	23,536	(2,812)
Income taxes	2,862	(2,678)
Other current and long-term assets	33	(1,861)
Accounts payable	(760)	912
Accrued expenses and other current liabilities	(1,336)	5,318
Deferred revenue	(2,197)	7,492
Other long-term liabilities	92	12
Net cash provided by operating activities	41,791	18,130
Cash flows from investing activities
Purchases of short-term investments	(100,837)	(135,116)
Maturities and sales of short-term investments	47,744	3,867
Purchases of property and equipment	(4,710)	(299)
Acquisitions, net of cash acquired	(9,987)	—
Capitalized internal-use software development costs	(22)	(220)
Payments for restricted cash and deposits	1	(3)
Net cash used in investing activities	(67,811)	(131,771)
Cash flows from financing activities
Proceeds from early exercise of common stock options	8	—
Proceeds from exercise of common stock options	1,162	685
Net proceeds from offerings	—	34,994
Restricted stock units acquired to settle employee tax withholding liability	(4)	—
Excess tax benefits from employee stock plans	3,169	4,379
Net cash provided by financing activities	4,335	40,058
Effect of exchange rate changes on cash and cash equivalents	(7)	(36)
Net change in cash and cash equivalents	(21,692)	(73,619)
Cash and cash equivalents at beginning of period	129,253	262,507
Cash and cash equivalents at end of period	$107,561	$188,888
Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$2,642	$3,918
Non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities related to property and equipment purchases	$2,482	$69
Vesting of early exercised stock options	$17	$119
Offering costs not yet paid	$—	$515

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

Principles of Consolidation and Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting, and include the accounts of our wholly owned subsidiaries after elimination of intercompany accounts and transactions. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Veeva’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed on April 1, 2015. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.

The consolidated balance sheet as of January 31, 2015 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, our comprehensive income and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2016 or any other period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the condensed consolidated financial statements and the notes thereto. These estimates are based on information available as of the date of the condensed consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Significant items subject to such estimates and assumptions include, but are not limited to:

●	the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements;
●	the collectibility of our accounts receivable;
●	the fair value of assets acquired and liabilities assumed for business combinations;
●	the valuation of short-term investments and the determination of other-than-temporary impairments;
●	the valuation of building and land;
●	the realizability of deferred income tax assets;
●	the fair value of our stock-based awards and related forfeiture rates; and
●	the capitalization and estimated useful life of internal-use software development costs.

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

Revenue Recognition

We derive our revenues from two sources: (i) subscription services revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing solutions, and (ii) related professional services and other revenues. Professional services and other revenues generally include consulting, data services and training. We commence revenue recognition when all of the following conditions are satisfied:

●	there is persuasive evidence of an arrangement;
●	the service has been or is being provided to the customer;
●	the collection of the fees is reasonably assured; and
●	the amount of fees to be paid by the customer is fixed or determinable.

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

No single customer represented over 10% of accounts receivable in the condensed consolidated financial statements as of April 30, 2015 or January 31, 2015. No single customer represented over 10% of total revenues in the condensed consolidated financial statements for the three months ended April 30, 2015 and 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued new accounting guidance Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. The new guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We have elected not to early adopt. The adoption of guidance is not expected to have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 supersedes the existing revenue recognition guidance in “Revenue Recognition (Topic 605)” and will be effective for our fiscal year beginning February 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Note 2.	Acquisition of Qforma CrowdLink

On March 31, 2015, we completed our acquisition of the key opinion leader, or KOL, business and products known as Qforma CrowdLink in an all-cash transaction. We expect this acquisition to support our entry into the key opinion leader business. Total closing consideration for the purchase was $10.0 million in cash. Approximately 15% of the closing consideration has been placed into escrow to be held for 12 months following the close as security for losses incurred by us in the event of certain breaches of representations and warranties by the sellers and certain other losses. There are no contingent cash payments related to this transaction. As of April 30, 2015, we had incurred $0.3 million in acquisition-related transaction costs. The assets, liabilities and operating results of Qforma CrowdLink have been reflected in our consolidated financial statements from the date of acquisition and have not been material.

Through the transaction we acquired the outstanding equity interests of Mederi AG, and the selected other KOL-related business assets and liabilities of Qforma, Inc. and other affiliated entities. Under the acquisition method of accounting, the total preliminary purchase price was allocated to Qforma CrowdLink's net tangible and intangible assets based upon their estimated fair values as of March 31, 2015. The total preliminary purchase price for Qforma CrowdLink was $10.0 million of which $6.2 million was allocated to goodwill, $3.3 million to identifiable intangible assets and $0.5 million to net assets assumed. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets and represents the future economic benefits of the data technology contributions in support of our Veeva OpenData solution. Goodwill is not deductible for U.S. tax purposes.

The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to intangible assets assumed, liabilities assumed and tax liabilities assumed including calculation of deferred tax assets and liabilities. Changes to amounts recorded as assets or liabilities may result in corresponding adjustments to goodwill during the measurement period (up to one year from the acquisition date).

We did not record any in-process research and development in connection with the acquisition.

Each component of identifiable intangible assets acquired in connection with the above acquisition as of April 30, 2015 were as follows (dollar amounts in thousands):

	April 30, 2015
		Estimated
	Estimated	Useful Life
	Fair Value	(in years)
Existing technology	$200	5.0
Database	1,800	5.0
Customer relationships	800	4.0
Software	500	5.0
	$3,300

Amortization expense associated with acquired intangible assets associated with Qforma CrowdLink identifiable intangible assets for the three months ended April 30, 2015 were not recorded as the amounts for the period were immaterial.

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

At April 30, 2015, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Asset-backed securities	$11,075	$2	$(3)	$11,074
Commercial paper	3,396	—	—	3,396
Corporate notes and bonds	44,733	12	(14)	44,731
U.S. agency obligations	248,678	76	(19)	248,735
U.S. treasury securities	12,975	36	—	13,011
Total available-for-sale securities	$320,857	$126	$(36)	$320,947

At January 31, 2015, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Asset-backed securities	$9,323	$—	$(4)	$9,319
Commercial paper	3,394	—	—	3,394
Corporate notes and bonds	45,990	18	(19)	45,989
U.S. agency obligations	199,822	92	(3)	199,911
U.S. treasury securities	9,999	8	—	10,007
Total available-for-sale securities	$268,528	$118	$(26)	$268,620

We may sell our short-term investments at any time, without significant penalty, for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond 12 months, as current assets in the accompanying condensed consolidated balance sheets.

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	April 30,	January 31,
	2015	2015
Due in one year or less	$250,106	$224,263
Due in greater than one year	70,841	44,357
Total	$320,947	$268,620

We have certain available-for-sale securities in a gross unrealized loss position, all of which have been in such position for less than 12 months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in our condensed consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income. There were no impairments considered other-than-temporary as of April 30, 2015 and January 31, 2015.

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of April 30, 2015 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Asset-backed securities	$6,288	$(3)
Corporate notes and bonds	32,560	(14)
U.S. agency obligations	49,511	(19)
U.S. treasury securities	999	—

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of January 31, 2015 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Asset-backed securities	$9,319	$(4)
Corporate notes and bonds	23,239	(19)
U.S. agency obligations	18,398	(3)

Note 4.	Property and Equipment, Net

Property and equipment, net, consists of the following as of the dates shown (in thousands):

	April 30,	January 31,
	2015	2015
Land	$3,040	$3,040
Building	20,984	20,984
Equipment and computers	3,679	3,103
Furniture and fixtures	1,279	1,207
Leasehold improvements	1,234	1,228
Construction in progress	7,463	980
	37,679	30,542
Less accumulated depreciation	(2,506)	(2,339)
Total property and equipment, net	$35,173	$28,203

Total depreciation expense for the three months ended April 30, 2015 and 2014 was $0.4 million and$0.3 million, respectively. Land is not depreciated.

Note 5.	Capitalized Internal-Use Software

Capitalized internal-use software, net, consisted of the following as of the dates shown (in thousands):

	April 30,	January 31,
	2015	2015
Capitalized internal-use software development costs	$3,331	$3,307
Less accumulated amortization	(2,256)	(2,067)
Capitalized internal-use software development costs, net	$1,075	$1,240

During the three months ended April 30, 2015, we capitalized an immaterial amount for internal-use software development costs. During the three months ended April 30, 2014, we capitalized $0.3 million for internal-use software development costs.

Capitalized internal-use software amortization expense for the three months ended April 30, 2015 and 2014 was $0.2 million and $0.2 million, respectively.

Note 6.	Intangible Assets and Goodwill

The following schedule presents the details of intangible assets as of April 30, 2015 (in thousands):

	April 30, 2015
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Existing technology	$3,880	$(1,372)	$2,508	3.3
Database	4,370	(1,198)	3,172	3.8
Customer relationships	1,820	(317)	1,503	4.1
Software	804	(197)	607	4.3
	$10,874	$(3,084)	$7,790

The following schedule presents the details of intangible assets as of January 31, 2015 (in thousands):

	January 31, 2015
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Data update technology	$3,680	$(1,188)	$2,492	3.4
Database	2,570	(1,037)	1,533	2.3
Customer relationships	1,020	(274)	746	4.3
Software	304	(171)	133	1.3
	$7,574	$(2,670)	$4,904

Amortization expense associated with acquired intangible assets for the three months ended April 30, 2015 and 2014 was $0.4 million and $0.4 million, respectively.

The estimated amortization expense for intangible assets, for the next five years and thereafter is as follows (in thousands):

Estimated
Amortization
Period	Expense
Remainder of fiscal 2016	$1,826
Fiscal 2017	2,282
Fiscal 2018	1,854
Fiscal 2019	1,154
Fiscal 2020	596
Thereafter	78
Total	$7,790

The following schedule presents the details of goodwill as of April 30, 2015 (in thousands):

Goodwill
Balance as of January 31, 2015	$4,850
Goodwill from Qforma CrowdLink acquisition	6,225
Balance as of April 30, 2015	$11,075

Note 7.	Accrued Expenses

Accrued expenses consisted of the following as of the dates shown (in thousands):

	April 30,	January 31,
	2015	2015
Accrued commissions	$887	$1,309
Accrued bonus	1,593	1,901
Accrued other compensation and benefits	3,867	3,287
Total accrued compensation and benefits	$6,347	$6,497

Accrued fees paid to salesforce.com	3,651	3,395
Early exercise of stock options	77	87
Sales taxes payable	925	1,666
Other accrued expenses	3,756	3,791
Total accrued expenses and other current liabilities	$8,409	$8,939

Note 8.	Fair Value Measurements

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of April 30, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$21,672	$—	$—	$21,672
U.S. agency obligations	—	1,675	—	1,675
Short-term investments
Asset-backed securities	—	11,074	—	11,074
Commercial paper	—	3,396	—	3,396
Corporate notes and bonds	—	44,731	—	44,731
U.S. agency obligations	—	248,735	—	248,735
U.S. treasury securities	—	13,011	—	13,011
Total	$21,672	$322,622	$—	$344,294

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$41,861	$—	$—	$41,861
U.S. agency obligations	—	3,595	—	3,595
Short-term investments
Asset-backed securities	—	9,319	—	9,319
Commercial paper	—	3,394	—	3,394
Corporate notes and bonds	—	45,989	—	45,989
U.S. agency obligations	—	199,911	—	199,911
U.S. treasury securities	—	10,007	—	10,007
Total	$41,861	$272,215	$—	$314,076

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

For the three months ended April 30, 2015 and 2014, our effective tax rates were 40% and 42%, respectively. Our effective tax rate decreased 2% during the three months ended April 30, 2015 as compared to the prior year period primarily due to an increase in the Section 199 domestic production activities deduction for Fiscal 2016.

Note 10.	Stockholders’ Equity

Common Stock

As of April 30, 2015, we had 71,381,462 shares of Class A common stock and 60,255,819 shares of Class B common stock outstanding, of which 172,000 shares of Class B common stock were unvested, resulting from employees exercising stock options prior to vesting.

As of January 31, 2015, we had 64,729,479 shares of Class A common stock and 66,338,146 shares of Class B common stock outstanding, of which 195,833 shares of Class B common stock were unvested, resulting from employees exercising stock options prior to vesting.

Early Exercise of Employee Options

We historically have allowed for the early exercise of options granted under the 2007 Stock Plan (2007 Plan) prior to vesting. The 2007 Plan allows for such exercises by means of cash payment, surrender of already outstanding common stock, a same day broker assisted sale or through any other form or method consistent with applicable laws, regulations and rules. Historically, all exercises have been through cash payment. The unvested shares are subject to our repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options, and reclassified to common stock as our repurchase right lapses. At April 30, 2015 and January 31, 2015, there were unvested shares in the amount of 172,000 and 195,833, respectively, which were subject to repurchase at an aggregate price of approximately $0.1 million and $0.1 million, respectively.

Stock Option Activity

A summary of stock option activity for the three months ended April 30, 2015 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (in years)	value
Options outstanding at January 31, 2015	20,233,620	$4.18	7.7	$498,862,568
Options granted	20,800	24.49
Options exercised	(508,216)	2.30		$13,003,851
Options forfeited/cancelled	(68,085)	4.31
Options outstanding at April 30, 2015	19,678,119	$4.25	7.5	$441,306,853
Options vested and exercisable at April 30, 2015	4,114,265	$2.71	6.6	$98,616,555
Options vested and exercisable at April 30, 2015 and expected to vest thereafter	18,637,618	$4.23	7.5	$418,360,021

The weighted average grant-date fair value of options granted during the three months ended April 30, 2015 and 2014 was $11.25 and $15.47, respectively, per share.

As of April 30, 2015, there was $32.8 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under the 2007 Plan, 2012 EIP and 2013 EIP. This cost is expected to be recognized over a weighted average period of 4.3 years.

As of April 30, 2015, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.

The total intrinsic value of options exercised was approximately $13.0 million for the three months ended April 30, 2015.

Restricted Stock Units

A summary of restricted stock unit (RSU) activity for the three months ended April 30, 2015 is as follows:

		Weighted
	Unreleased	average
	Restricted	grant date
	Stock Units	fair value
Balance at January 31, 2015	965,972	$27.48
RSUs granted	666,150	26.53
RSUs vested	(64,913)	27.58
RSUs forfeited/cancelled	(38,376)	25.03
Balance at April 30, 2015	1,528,833	$27.12

During the three months ended April 30, 2015 and 2014, we issued RSUs under the 2013 EIP with a weighted-average grant date fair value of $26.53 and $27.17, respectively.

As of April 30, 2015, there was a total of $39.6 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 3.5 years.

Stock-Based Compensation

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Three Months Ended April 30,
	2015	2014
Volatility	46%	48%
Expected term (in years)	6.11	6.27
Risk-free interest rate	1.76% – 1.83%	1.85%
Dividend yield	—%	—%

The amounts of stock-based compensation capitalized for internal-use software in the three months ended April 30, 2015 and 2014 were immaterial.

Note 11.	Net Income per Share Attributable to Common Stockholders

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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Three Months Ended April 30,
	2015		2014
	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$6,837	$6,145	$1,258	$5,963
Undistributed earnings allocated to participating securities	(9)	(9)	(16)	(77)
Net income attributable to common stockholders, basic	$6,828	$6,136	$1,242	$5,886
Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	69,078	62,085	21,589	102,313
Net income per share attributable to common stockholders, basic	$0.10	$0.10	$0.06	$0.06

Diluted
Numerator
Net income attributable to common stockholders, basic	$6,828	$6,136	$1,242	$5,886
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	6,136	—	5,886	—
Reallocation of net income to Class B common stock	—	640	—	165
Net income attributable to common stockholders, diluted	$12,964	$6,776	$7,128	$6,051
Denominator
Number of shares used for basic EPS computation	69,078	62,085	21,589	102,313
Conversion of Class B to Class A common stock	62,085	—	102,313	—
Effect of potentially dilutive common shares	13,571	13,571	18,947	18,947
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	144,734	75,656	142,849	121,260
Net income per share attributable to common stockholders, diluted	$0.09	$0.09	$0.05	$0.05

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended April 30,
	2015	2014
Options to purchase shares and awards not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	643,638	600,920

Note 12.	Commitments and Contingencies

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

On April 30, 2015, a complaint was filed against us in the U.S. District Court for the Southern District of New York (IMS Health Technology Solutions France SASU et al. v. Veeva Systems Inc., 15CV03379). The complaint alleges that our use of the term “OpenKey” in our “Veeva OpenKey” product name constitutes infringement of the plaintiffs’ trademark, “OneKey.” The complaint also alleges unfair competition, dilution and other federal and state claims arising from our use of the term “OpenKey.”  The complaint seeks injunctive relief, unspecified monetary damages and an award of plaintiffs' attorney fees. We engaged in discussions with plaintiffs following the filing of the lawsuit but no settlement has been reached. On or about May 26, 2015, in an effort to amicably resolve the dispute, we voluntarily discontinued use of and replaced the term “OpenKey” in our product names with the term “OpenData.” On May 26, 2015, plaintiffs nonetheless served us with a copy of the previously filed complaint regarding our use of the term “OpenKey.”  We intend to defend ourselves vigorously against this action. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of this matter and are unable to estimate the amount or range of loss, if any, that could result from an unfavorable outcome.

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

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce Platform in combination with our developed technology to deliver our Veeva CRM solution, including hosting infrastructure and data center operations provided by salesforce.com. On March 3, 2014, we extended the term of the Value-Added Reseller Agreement for an additional ten years through September 1, 2025 and amended our minimum order commitments. As of April 30, 2015, we remained obligated to pay fees of at least $450.6 million prior to September 1, 2025 in connection with this agreement.

Note 13.	Information about Geographic Areas

We track and allocate revenues by the principal geographic region of our customers’ end users rather than by individual country where such revenues are billed, which makes it impractical to disclose revenues for the United States or other specific foreign countries. Revenues by geographic area, as measured by the estimated location of the end users for subscription services revenues and the estimated location of the users for which the services were performed for professional services revenues, were as follows for the periods shown below (in thousands):

	Three Months Ended April 30,
	2015	2014
Revenues by geography
North America	$50,053	$37,478
Europe and other	24,131	16,546
Asia Pacific	15,739	12,697
Total revenues	$89,923	$66,721

Long-lived assets by geographic area are as follows as of the date shown (in thousands):

	April 30,	January 31,
	2015	2015
Long-lived assets by geography
North America	$34,008	$27,213
Europe and other	740	538
Asia Pacific	425	452
Total long-lived assets	$35,173	$28,203

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Veeva CRM was our first commercially available solution and has made up the vast majority of our revenue historically. For instance, in our fiscal year ended January 31, 2015, we derived approximately 89% of our subscription services revenues and 84% of our total revenues from our core sales automation solution, Veeva CRM, and the other multichannel CRM solutions that are complementary to Veeva CRM. The contribution of subscription services revenues and total revenues associated with Veeva Vault, Veeva Network and Veeva OpenData is expected to increase as a percentage of our subscription services and total revenues going forward. However, we have less experience selling Veeva Vault, Veeva Network, Veeva OpenData and our newer commercial applications that complement Veeva CRM. To the extent that these more recently introduced solutions do not achieve significant market acceptance, our business and results of operations may be adversely affected.

For the three months ended April 30, 2015 and 2014, our total revenues were $89.9 million and $66.7 million, respectively, representing period-over-period growth in total revenues of 35%. For the three months ended April 30, 2015 and 2014, our subscription services revenues were $68.9 million and $48.5 million, respectively, representing period-over-period growth in subscription services revenues of 42%. We expect the growth rate of our total revenues and subscription services revenues to decline in future periods. We generated net income of $13.0 million and $7.2 million for the three months ended April 30, 2015 and 2014, respectively.

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

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions. Professional services revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. For the three months ended April 30, 2015, subscription services revenues constituted 77% of total revenues and professional services and other revenues constituted 23% of total revenues.

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

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. See note 9 of the notes to our condensed consolidated financial statements.

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended April 30,
	2015	2014
	(in thousands)
Condensed Consolidated Statements of Income Data:
Revenues:
Subscription services	$68,894	$48,521
Professional services and other	21,029	18,200
Total revenues	89,923	66,721
Cost of revenues(1):
Cost of subscription services	15,873	12,040
Cost of professional services and other	16,112	13,910
Total cost of revenues	31,985	25,950
Gross profit	57,938	40,771
Operating expenses(1):
Research and development	12,957	8,992
Sales and marketing	15,496	12,814
General and administrative	8,560	6,408
Total operating expenses	37,013	28,214
Operating income	20,925	12,557
Other income (expense), net	763	(30)
Income before income taxes	21,688	12,527
Provision for income taxes	8,706	5,306
Net income	$12,982	$7,221

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$111	$53
Cost of professional services and other	742	582
Research and development	1,383	887
Sales and marketing	1,120	776
General and administrative	1,443	958
Total stock-based compensation	$4,799	$3,256

	Three Months Ended April 30,
	2015	2014
Condensed Consolidated Statements of Income Data:
Revenues:
Subscription services	76.6%	72.7%
Professional services and other	23.4	27.3
Total revenues	100.0	100.0
Cost of revenues:
Cost of subscription services	17.7	18.0
Cost of professional services and other	17.9	20.8
Total cost of revenues	35.6	38.8
Gross profit	64.4	61.2
Operating expenses:
Research and development	14.4	13.5
Sales and marketing	17.2	19.2
General and administrative	9.5	9.6
Total operating expenses	41.1	42.3
Operating income	23.3	18.9
Other income (expense), net	0.8	—
Income before income taxes	24.1	18.9
Provision for income taxes	9.7	8.0
Net income	14.4%	10.9%

Revenues

	Three Months Ended April 30,
	2015	2014	% Change
	(dollars in thousands)
Revenues:
Subscription services	$68,894	$48,521	42%
Professional services and other	21,029	18,200	16
Total revenues	$89,923	$66,721	35

Percentage of revenues:
Subscription services	77%	73%
Professional services and other	23	27
Total revenues	100%	100%

Total revenues for the three months ended April 30, 2015 increased $23.2 million from the prior year period, of which $20.4 million was from growth in subscription services revenues. Three percent of the increase in subscription services revenues was attributable to orders from existing customers that were placed on or prior to April 30, 2014 and the renewal of such orders through April 30, 2015. Ninety-seven percent of the increase in subscription services revenues was attributable to new orders placed after April 30, 2014 to deploy our solutions to additional users within our existing customer base and to new users at new customers. New orders from existing customers consisted of expanded use of our solutions within a given customer and the addition of solutions not previously utilized by a given customer. Subscription services revenues from North America, as measured by the estimated location of the end users for subscription services, made up 53% of subscription services revenues in the three months ended April 30, 2015 and 56% of subscription services revenues in the three months ended April 30, 2014. This shift in geographic revenue mix was primarily due to the more rapid rate of revenue growth from deployments in Europe as compared to North America.

Subscription services revenues were 77% of total revenues for the three months ended April 30, 2015, compared to 73% of total revenues for the three months ended April 30, 2014, reflecting the growth in our subscription services revenues as our customers expanded their use of our solutions across new divisions, new geographies, and new products.

Professional services and other revenues for the three months ended April 30, 2015 increased $2.8 million from the prior year period. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services, and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. Professional services revenues from North America, as measured by the estimated location of the user for which the services were performed, made up 64% of professional services revenues in the three months ended April 30, 2015 and 57% of professional services revenues in the three months ended April 30, 2014. This shift in geographic revenue mix was primarily driven by Vault deployments being concentrated in North America.

Cost of Revenues and Gross Profit

	Three Months Ended April 30,
	2015	2014	% Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$15,873	$12,040	32%
Cost of professional services and other	16,112	13,910	16
Total cost of revenues	$31,985	$25,950	23

Gross margin percentage:
Subscription services	77%	75%
Professional services and other	23	24
Total gross margin percentage	64%	61%
Gross profit	$57,938	$40,771	42%

Cost of revenues for the three months ended April 30, 2015 increased $6.0 million from the prior year period, of which $3.8 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of users of our subscription services, which drove an increase of $2.7 million in fees paid to salesforce.com. Additionally, employee compensation-related costs increased $0.7 million as a result of increased headcount. We expect cost of subscription services revenues to increase in absolute dollars in the near term, as we expect our subscription services revenues to increase from the renewal of existing orders and the execution of new orders.

Cost of professional services and other revenues for the three months ended April 30, 2015 increased $2.2 million from the prior year period, primarily due to a $1.5 million increase in third-party subcontractor costs and a $0.9 million increase in employee compensation-related costs (which includes the impact of an increase of $0.2 million in stock-based compensation) resulting from increased headcount. We expect cost of professional services and other revenues to increase as we add personnel to our professional services organization worldwide.

Gross profit as a percentage of total revenues for the three months ended April 30, 2015 and 2014 was 64% and 61%, respectively. The increase compared to the prior year period is largely due to an increase in the proportion of total revenues attributable to subscription services revenues as compared to professional services and other revenues, which have higher gross margins, and the continued growth of our Veeva Vault, Veeva Network, and our newer commercial applications that compliment Veeva CRM, all of which have a slightly higher gross margin profile relative to our core Veeva CRM product.

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

Research and Development

	Three Months Ended April 30,
	2015	2014	% Change
	(dollars in thousands)
Research and development	$12,957	$8,992	44%
Percentage of total revenues	14%	14%

Research and development expenses for the three months ended April 30, 2015 increased $4.0 million from the prior year period, primarily due to an increase of $3.2 million in employee compensation-related costs (which includes the impact of an increase of $0.5 million in stock-based compensation) resulting from increased headcount. The expansion of our headcount in this area is to support the increasing number of products that are under development across our solution offerings.

We expect research and development expenses to increase in absolute dollars in the near term, primarily due to higher headcount as we continue to add developers and invest in our solutions.

Sales and Marketing

	Three Months Ended April 30,
	2015	2014	% Change
	(dollars in thousands)
Sales and marketing	$15,496	$12,814	21%
Percentage of total revenues	17%	19%

Sales and marketing expenses for the three months ended April 30, 2015 increased $2.7 million from the prior year period, primarily due to an increase of $2.2 million in employee compensation-related costs, which includes the impact of an increase of $0.3 million in stock-based compensation, resulting from increased headcount, and an increase of $0.6 million in sales commissions resulting from the sales growth for the same comparative periods.

We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily driven by employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our newer solutions and our continued expansion of our international sales capacity across all our solutions.

General and Administrative

	Three Months Ended April 30,
	2015	2014	% Change
	(dollars in thousands)
General and administrative	$8,560	$6,408	34%
Percentage of total revenues	10%	10%

General and administrative expenses for the three months ended April 30, 2015 increased $2.2 million from the prior year period, primarily due to increases of $1.2 million in employee compensation-related costs (which includes the impact of an increase of $0.5 million in stock-based compensation) resulting from increased headcount, and an increase of $0.3 million in third-party professional services costs. Much of this increased spending was incurred to address public company requirements, litigation related costs, and to provide increased administrative support to our foreign operations.

We expect general and administrative expenses to increase in absolute dollars in the near term, primarily due to higher headcount and additional expenses, such as professional services from third-party providers, including legal and accounting fees to address public company requirements, and to provide increased administrative support to our foreign operations.

Other Income (Expense), Net

	Three Months Ended April 30,
	2015	2014	% Change
	(dollars in thousands)
Other income (expense), net	$763	$(30)	NM

Other income for the three months ended April 30, 2015 increased $0.8 million from the prior year period, primarily due to an increase of $0.6 million in interest income and an increase of $0.6 million in foreign currency gain, offset by an increase of $0.4 million in investment amortization. The higher interest income and investment amortization compared to the prior year period was primarily attributable to our higher cash equivalent and short-term investment balances. The foreign currency gain, resulting primarily from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded, was driven by the increase in the value of the Euro to the U.S. Dollar in the last month of the fiscal quarter ended April 30, 2015. Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen and Chinese Yuan.

Provision for Income Taxes

	Three Months Ended April 30,
	2015	2014	% Change
	(dollars in thousands)
Income before income taxes	$21,688	$12,527	73%
Provision for income taxes	8,706	5,306	64
Effective tax rate	40.1%	42.4%

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

Our provision for income taxes for the three months ended April 30, 2015 increased $3.4 million from the prior year period primarily due to an increase in income before taxes. Our effective tax rate was 40% and 42% for the three months ended April 30, 2015 and 2014, respectively. The 2% decrease in our effective tax rate relates to an increase in the Section 199 domestic production activities deduction for Fiscal 2016.

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

We define non-GAAP operating income as our operating income, as reported on our condensed consolidated statement of comprehensive income, excluding the portions of stock-based compensation, amortization of purchased intangibles, capitalization of expenses associated with development of internal-use software and the subsequent amortization of the capitalized expenses that are included in operating expenses.

Non-GAAP net income per share

Management uses the non-GAAP net income per share to provide an additional view of performance by excluding items that are not directly related to performance in any particular period in the earnings per share calculation.

We define non-GAAP net income per share as our non-GAAP net income, which excludes the above components, which we believe are not reflective of our ongoing operational expenses, divided by diluted shares outstanding, as reported on our condensed consolidated statement of comprehensive income.

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

The following table reconciles the specific items excluded from GAAP net income in the calculation of non-GAAP net income and non-GAAP net income per share for the periods shown below:

	Three Months Ended April 30,
	2015	2014
Operating income on a GAAP basis	$20,925	$12,557
Stock-based compensation expense	4,799	3,256
Amortization of purchased intangibles	413	413
Capitalization of internal-use software	(22)	(220)
Amortization of internal-use software	189	199
Operating income on a non-GAAP basis	$26,304	$16,205

Net income on a GAAP basis	$12,982	$7,221
Stock-based compensation expense	4,799	3,256
Amortization of purchased intangibles	413	413
Capitalization of internal-use software	(22)	(220)
Amortization of internal-use software	189	199
Income tax effect on non-GAAP adjustments	(1,213)	(491)
Net income on a non-GAAP basis	$17,148	$10,378

Net income allocated to participating securities on a GAAP basis	$(18)	$(93)
Net income allocated to participating securities from non-GAAP adjustments	(6)	(40)
Net income allocated to participating securities on a non-GAAP basis	(24)	(133)
Net income attributable to common stockholders on a non-GAAP basis	$17,124	$10,245

Diluted net income per share on a GAAP basis	$0.09	$0.05
Stock-based compensation expense	0.04	0.02
Amortization of purchased intangibles	—	—
Capitalization of internal-use software	—	—
Amortization of internal-use software	—	—
Income tax effect on non-GAAP adjustments	(0.01)	—
Diluted net income per share on a non-GAAP basis	$0.12	$0.07

Liquidity and Capital Resources

	Three Months Ended April 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$41,791	$18,130
Net cash used in investing activities	(67,811)	(131,771)
Net cash provided by financing activities	4,335	40,058
Effect of exchange rate changes on cash and cash equivalents	(7)	(36)
Net change in cash and cash equivalents	$(21,692)	$(73,619)

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents and short-term investments, as well as cash flows generated from our operations. As of April 30, 2015, our cash, cash equivalents and short-term investments totaled $428.5 million, of which $15.9 million represented cash and cash equivalents held outside of the United States. As of April 30, 2014, our cash, cash equivalents and short-term investments totaled $345.5 million, of which $10.3 million represented cash and cash equivalents held outside of the United States. Non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States and, therefore, no U.S. current or deferred taxes have been accrued related to these balances. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the United States. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

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

Cash Flows from Operating Activities

Our largest source of operating cash inflows is cash collections from our customers for subscription services. We also generate significant cash flows from our professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenditures, fees to salesforce.com, third-party professional services costs and leased facilities.

Net cash provided by operating activities was $41.8 million for the three months ended April 30, 2015. Our cash provided by operating activities during the three months ended April 30, 2015 primarily reflected our net income of $13.0 million, adjustments for non-cash charges of $6.6 million, and net changes in our operating assets and liabilities of $22.2 million. Non-cash charges included $4.8 million of stock-based compensation expense, $1.0 million of depreciation and amortization expense, and $0.8 million of other. The net changes in operating assets and liabilities included a $23.5 million decrease in accounts receivable related to the timing of billings and collections and a $2.9 million increase in our net income tax obligations related to the timing of tax payments. These sources of cash were partially offset by a $2.2 million decrease in deferred revenue resulting primarily from the timing of annual renewal billings and a $1.3 million decrease in accrued expenses and other current liabilities.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used to purchase marketable securities, net of maturities and for strategic acquisitions. We also use cash to invest in capital assets to support our growth, including the build-out of our new corporate headquarters located in Pleasanton, California.

Net cash used in investing activities was $67.8 million for the three months ended April 30, 2015 resulted primarily from $53.1 million in net purchases of marketable securities, $10.0 million in cash used for the acquisition of the Qforma CrowdLink business and $4.7 million in cash used for purchases of property and equipment, which primarily includes the build-out of our new corporate headquarters.

Cash Flows from Financing Activities

The cash flows from financing activities relate to excess tax benefits from our stock plans and stock option exercises.

Net cash provided by financing activities was $4.3 million for the three months ended April 30, 2015 resulting from $3.2 million in excess tax benefits from our employee stock plans, and $1.2 million from employees participating in the employee stock plans.

Commitments

Our principal commitments primarily consist of obligations for minimum payment commitments to salesforce.com and leases for office space. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. As of April 30, 2015, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Purchase commitments	$450,620	$4,183	$—	$—	$446,437
Operating lease obligations	9,399	2,339	3,951	2,188	921
Total	$460,019	$6,522	$3,951	$2,188	$447,358

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

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen and Chinese Yuan. Revenues outside of North America as a percentage of total revenues were approximately 44% for the three months ended April 30, 2015 and 2014. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the three months ended April 30, 2015 and 2014, we had a foreign currency gain of $0.4 million and a foreign currency loss of $0.1 million, respectively.

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

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $428.5 million as of April 30, 2015. This amount was invested primarily in U.S. agency obligations, corporate notes and bonds, money market funds, U.S. treasury securities, asset-backed securities, and commercial paper. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase of 100-basis points in interest rates would have resulted in a $2.4 million market value reduction in our investment portfolio as of April 30, 2015. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $1.1 million as of April 30, 2015. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 30, 2015, a complaint was filed against us in the U.S. District Court for the Southern District of New York (IMS Health Technology Solutions France SASU et al. v. Veeva Systems Inc., 15CV03379). The complaint alleges that our use of the term “OpenKey” in our “Veeva OpenKey” product name constitutes infringement of the plaintiffs’ trademark, “OneKey.” The complaint also alleges unfair competition, dilution and other federal and state claims arising from our use of the term “OpenKey.” The complaint seeks injunctive relief, unspecified monetary damages and an award of plaintiffs' attorney fees. We engaged in discussions with plaintiffs following the filing of the lawsuit but no settlement has been reached. On or about May 26, 2015, in an effort to amicably resolve the dispute, we voluntarily discontinued use of and replaced the term “OpenKey” in our product names with the term “OpenData.” On May 26, 2015, plaintiffs nonetheless served us with a copy of the previously filed complaint regarding our use of the term “OpenKey.” We intend to defend ourselves vigorously against this action. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of this matter and are unable to estimate the amount or range of loss, if any, that could result from an unfavorable outcome.

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

We were incorporated in 2007 and introduced our first commercially available cloud-based solution, Veeva CRM, that same year. Our three other major solutions, Veeva Vault, Veeva Network, and the product now called Veeva OpenData, were introduced in 2011, 2013 and 2013, respectively. As a result of our limited operating history, our ability to forecast our future operating results, including revenues, cash flows and profitability, is limited and subject to a number of uncertainties. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in the technology industry, such as the risks and uncertainties described in this report. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer.

We expect the future growth rate of our revenues to decline.

In our fiscal years ended January 31, 2013, 2014 and 2015, our total revenues grew by 111%, 62% and 49%, respectively, as compared to total revenues from the prior fiscal years. In our fiscal quarter ended April 30, 2015, our total revenues grew by 35% as compared to the same quarterly period from our prior fiscal year. We expect the growth rate of our revenues to decline in future periods which may adversely impact the value of our Class A common stock.

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

In our fiscal year ended January 31, 2015, we derived approximately 89% of our subscription services revenues and 84% of our total revenues from our Veeva CRM solutions, and our core CRM solution has achieved substantial penetration within the sales teams of pharmaceutical and biotechnology companies. If our efforts to further increase the use and adoption of our Veeva CRM solutions do not succeed, the growth rate of our revenues may decline.

In our fiscal year ended January 31, 2015, we derived approximately 89% of our subscription services revenues and 84% of our total revenues from our core sales automation solution, Veeva CRM, and the other multichannel CRM solutions that are complementary to Veeva CRM. We have realized substantial sales penetration of the available market for our core Veeva CRM solution among pharmaceutical and biotechnology companies. A critical factor for our continued growth is our ability to sell additional user subscriptions for Veeva CRM and the other multichannel CRM solutions that are complementary to Veeva CRM to our existing and new customers. Any factor adversely affecting sales of these solutions, including substantial penetration of the available market for our core Veeva CRM solution, could adversely affect the growth rate of our sales, revenues, operating results and business.

If our newer solutions, including Veeva Vault, Veeva Network, Veeva OpenData and our newer commercial applications that complement Veeva CRM, are not successfully adopted by new and existing customers, the growth rate of our revenues and operating results will be adversely affected.

Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including Veeva Vault, Veeva Network, Veeva OpenData and our newer commercial applications that complement Veeva CRM. These solutions were recently introduced and although revenues related to Veeva Vault, Veeva Network, and Veeva OpenData made up approximately 11% of our subscription services revenues and 16% of our total revenues in the year ended January 31, 2015, it is uncertain whether these solutions will continue to grow as a percentage of revenues at a significant pace. It may take us significant time and we may incur significant expense to effectively market and sell these solutions, or to develop other new solutions and make enhancements to our existing solutions. If Veeva Vault, Veeva Network, Veeva OpenData or our newer commercial applications that complement Veeva CRM do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results may be adversely affected.

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

In our fiscal years ended January 31, 2013, 2014 and 2015, our top 10 customers accounted for 54%, 56% and 54% of our total revenues, respectively, and in our fiscal quarter ended April 30, 2015, our top 10 customers accounted for 52% of our total revenues. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers. The loss of any of our key customers, or a failure of one or more of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenues, reputation and our ability to obtain new customers. In addition, acquisitions of our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.

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

The markets for our solutions are highly competitive. Our Veeva CRM solutions compete with offerings from large global enterprise software vendors, such as Oracle Corporation, and also compete with life sciences-specific customer relationship management providers, such as IMS Health Holding, Inc. We also compete with a number of vendors of cloud-based and on-premise customer relationship management applications that address only a portion of one of our customer relationship management solutions. Our Veeva Vault regulated content management and collaboration solutions compete with offerings from large global content management platform vendors such as EMC Corporation, Microsoft Corporation and OpenText Corporation. We also compete with professional services companies that provide solutions on these platforms, such as Computer Sciences Corporation, and with other life sciences specific providers. In the future, providers of horizontal cloud-based storage products may seek to compete with our regulated content management and collaboration solutions. Our Veeva Network customer master solution competes with master data software offerings from vendors such as Informatica Corporation, IMS Health Holding, Inc. and other smaller providers. Veeva OpenData Customer Data and our related data services compete with IMS Health Holding, Inc. and many other data providers. We may also face competition from custom-built software developed by third-party vendors or developed in-house by our potential customers, or from applications built by our customers or by third parties on behalf of our customers using commercially available software platforms that are provided by third parties. We may also face competition from companies that provide cloud-based solutions in different target or horizontal markets that may develop applications or work with companies that operate in our target markets. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.

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

Many of our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than us. Such competitors may be able to initiate or withstand substantial price competition, and may offer solutions competitive to certain of our solutions on a standalone basis at a lower price or bundled as part of a larger product sale, including the bundling of software solutions and data. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and distribution agreements with consultants, system integrators and resellers that we do not have. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. In addition, in order to take advantage of customer demand for cloud-based solutions, such competitors may expand their cloud-based solutions through acquisitions and organic development, or may seek to partner with other leading cloud providers. For instance, on April 1, 2015, IMS announced that its acquisition of the information solutions and CRM businesses of Cegedim SA had closed. The combined entity is likely to intensely compete with us in a number of product areas, including software solutions, data and data services, and such competition may negatively impact our business.

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

Many of our customers license healthcare professional and healthcare organization data and data regarding the sales of prescription drugs from third parties such as IMS. In order for our customers to upload such data to the Veeva CRM and Veeva Network solutions, such third-party data providers typically must consent to such uploads and often require that we enter into agreements regarding our obligations with respect to such data, which include confidentiality obligations and intellectual property rights with respect to such third-party data. We have experienced delays and difficulties in our negotiations with such third-party data providers in the past and we expect to experience difficulties in the future. For instance, IMS currently will not consent to its healthcare professional or healthcare organization data being uploaded to Veeva Network. If such third-party data providers do not consent to the uploading and use of their data in our solutions, delay consent or fail to offer reasonable conditions for the upload and use of such data in our solutions, our sales efforts, solution implementations and productive use of our solutions by customers may be harmed, and, in turn, our business may be negatively impacted.

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

In our fiscal year ended April 30, 2015, sales to customers outside North America, as measured by the estimated location of the end users for subscription services revenues and the estimated location of the users for which the services were performed for professional services revenues, accounted for approximately 44% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

Although we have determined that our internal control over financial reporting was effective as of January 31, 2015, as indicated in our Management Report on Internal Control over Financial Reporting, included in our annual report on Form 10-K for the year ended January 31, 2015, we must continue to monitor and assess our internal control over financial reporting. If in the future we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If in the future we identify material weaknesses in our internal controls over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner, are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission (SEC), or other regulatory authorities, which could require additional financial and management resources.

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

We report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. These jurisdictions include Australia, Brazil, Canada, China, France, Germany, Hungary, India, Israel, Italy, Japan, Singapore, Spain, Switzerland, Thailand, Ukraine and the United Kingdom. The international nature and organization of our business activities are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

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

The trading price of our Class A common stock has been and will likely continue to be volatile for the foreseeable future. Since shares of our Class A common stock were sold in our initial public offering in October 2013 at a price of $20.00 per share, our stock price has ranged from $17.11 to $49.00 through May 27, 2015. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our Class A common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, such as those in this “Risk Factors” section and others including:

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2015, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 89.4% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

In addition, as of April 30, 2015, we had options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of April 30, 2015, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of April 30, 2015, are described in note 10 of the notes to our condensed consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
a)	Sales of Unregistered Securities

Not applicable.

b)	Use of Proceeds from Public Offerings of Common Stock

On October 21, 2013, we closed our initial public offering (IPO) , in which we sold 11,646,750 shares of Class A common stock at a public offering price of $20.00 per share pursuant to a registration statement on Form S-1 (File No. 333-191085), which was declared effective by the SEC on October 15, 2013.

On March 31, 2014, we closed our follow-on offering , in which we sold 1,390,000 shares of Class A common stock at a public offering price of $26.35 per share pursuant to a registration statement on Form S-1 (File No. 333-194640), which was declared effective by the SEC on March 25, 2014.

There has been no material change in the planned use of proceeds from our IPO or follow-on offering as described in our final prospectuses filed pursuant to Rule 424(b) with the SEC on October 16, 2013 and March 26, 2014, respectively.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant to the 2007 Stock Plan.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
February 1–February 28, 2015	3,333	$0.28	—	—
March 1–March 31, 2015	—	—	—	—
April 1–April 30, 2015	—	—	—	—
Total	3,333	$0.28	—	—

(1)

Under the 2007 Stock Plan, certain participants may exercise options prior to vesting, subject to a right of a repurchase by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6. Exhibits.

Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013
3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013
10.1	Offer letter, dated August 14, 2012, between Jonathan W. Faddis and the Registrant.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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
Timothy S. Cabral
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: June 4, 2015

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013
3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013
10.1	Offer letter, dated August 14, 2012, between Jonathan W. Faddis and the Registrant.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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