Form 10-Q
period 2015-07-31
VEEVA SYSTEMS INC
filed 2015-09-04
CIK 1393052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number: 001-36121

Veeva Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8235463
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4280 Hacienda Drive

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

As of August 28, 2015, there were 75,888,667 shares of the Registrant’s Class A common stock outstanding and 56,524,827 shares of the Registrant’s Class B common stock outstanding.

VEEVA SYSTEMS INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information concerning our possible or assumed future results of operations and expenses, business strategies and plans, trends, market sizing, competitive position, industry environment and potential growth opportunities, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would,” “tracking to,” “on track” or similar expressions and the negatives of those terms.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	July 31,	January 31,
	2015	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$119,776	$129,253
Short-term investments	318,191	268,620
Accounts receivable, net of allowance for doubtful accounts of $609 and $413, respectively	67,977	92,661
Deferred income taxes	4,815	4,815
Prepaid expenses and other current assets	11,991	6,488
Total current assets	522,750	501,837
Property and equipment, net	44,425	28,203
Capitalized internal-use software, net	1,078	1,240
Goodwill	10,624	4,850
Intangible assets, net	7,683	4,904
Other long-term assets	5,072	3,856
Total assets	$591,632	$544,890

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,891	$3,886
Accrued compensation and benefits	7,592	6,497
Accrued expenses and other current liabilities	10,891	8,939
Income tax payable	2,510	3,241
Deferred revenue	109,518	112,960
Total current liabilities	134,402	135,523
Other long-term liabilities	3,593	2,534
Total liabilities	137,995	138,057
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 75,553,842 and 64,729,479 issued and outstanding at July 31, 2015 and January 31, 2015, respectively	1	—
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 56,749,327 and 66,338,146 issued and outstanding at July 31, 2015 and January 31, 2015, respectively	—	1
Additional paid-in capital	338,343	317,881
Accumulated other comprehensive income (loss)	(20)	26
Retained earnings	115,313	88,925
Total stockholders’ equity	453,637	406,833
Total liabilities and stockholders’ equity	$591,632	$544,890

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(Unaudited)
Revenues:
Subscription services	$75,280	$56,572	$144,174	$105,093
Professional services and other	22,827	19,092	43,856	37,292
Total revenues	98,107	75,664	188,030	142,385
Cost of revenues(1):
Cost of subscription services	16,819	13,346	32,692	25,386
Cost of professional services and other	16,654	14,790	32,766	28,700
Total cost of revenues	33,473	28,136	65,458	54,086
Gross profit	64,634	47,528	122,572	88,299
Operating expenses(1):
Research and development	15,255	9,787	28,212	18,779
Sales and marketing	18,057	13,810	33,553	26,624
General and administrative	8,969	7,146	17,529	13,554
Total operating expenses	42,281	30,743	79,294	58,957
Operating income	22,353	16,785	43,278	29,342
Other income (expense), net	(445)	(101)	318	(131)
Income before income taxes	21,908	16,684	43,596	29,211
Provision for income taxes	8,502	7,106	17,208	12,412
Net income	$13,406	$9,578	$26,388	$16,799

Net income attributable to Class A and Class B common stockholders, basic and diluted	$13,390	$9,490	$26,357	$16,643
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.10	$0.07	$0.20	$0.13
Diluted	$0.09	$0.07	$0.18	$0.12
Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	131,799	127,314	131,455	125,632
Diluted	144,871	143,353	144,870	143,506
Other comprehensive income (loss):
Net change in unrealized losses on available-for-sale investments	$(76)	$(114)	$(79)	$(68)
Net change in cumulative foreign currency translation gain (loss)	41	(23)	33	(57)
Comprehensive income	$13,371	$9,441	$26,342	$16,674

(1)

Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$136	$54	$247	$107
Cost of professional services and other	973	580	1,715	1,162
Research and development	1,643	874	3,026	1,761
Sales and marketing	1,755	760	2,875	1,536
General and administrative	1,104	1,132	2,547	2,090
Total stock-based compensation	$5,611	$3,400	$10,410	$6,656

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(Unaudited)
Cash flows from operating activities
Net income	$13,406	$9,578	$26,388	$16,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,344	991	2,368	1,921
Amortization of premiums on short-term investments	750	421	1,513	733
Stock-based compensation	5,611	3,400	10,410	6,656
Bad debt expense	245	41	238	69
Changes in operating assets and liabilities:
Accounts receivable	1,995	(721)	25,531	(3,533)
Income taxes	(3,019)	(280)	(157)	(2,958)
Prepaid expenses and other current and long-term assets	(5,560)	511	(5,527)	(1,350)
Accounts payable	560	(1,210)	(200)	(298)
Accrued expenses and other current liabilities	1,673	(6,544)	337	(1,226)
Deferred revenue	(1,651)	10,431	(3,848)	17,923
Other long-term liabilities	(172)	(10)	(80)	2
Net cash provided by operating activities	15,182	16,608	56,973	34,738
Cash flows from investing activities
Purchases of short-term investments	(67,078)	(94,776)	(167,915)	(229,892)
Maturities and sales of short-term investments	69,008	40,763	116,752	44,630
Purchases of property and equipment	(9,782)	(24,983)	(14,492)	(25,282)
Acquisitions, net of cash acquired	(7)	—	(9,994)	—
Purchases of intangible assets	(568)	—	(568)	—
Capitalized internal-use software development costs	(172)	—	(194)	(220)
Changes in restricted cash and deposits	2	4	3	1
Net cash used in investing activities	(8,597)	(78,992)	(76,408)	(210,763)
Cash flows from financing activities
Proceeds from early exercise of common stock options	2	—	10	—
Proceeds from exercise of common stock options	1,608	1,527	2,770	2,212
Net proceeds from offerings	—	(499)	—	34,495
Proceeds from Employee Stock Purchase Plan	—	5,951	—	5,951
Restricted stock units acquired to settle employee tax withholding liability	(2)	—	(6)	—
Excess tax benefits from employee stock plans	3,982	6,654	7,151	11,033
Net cash provided by financing activities	5,590	13,633	9,925	53,691
Effect of exchange rate changes on cash and cash equivalents	40	(21)	33	(57)
Net change in cash and cash equivalents	12,215	(48,772)	(9,477)	(122,391)
Cash and cash equivalents at beginning of period	107,561	188,888	129,253	262,507
Cash and cash equivalents at end of period	$119,776	$140,116	$119,776	$140,116
Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$13,350	$706	$15,992	$4,624
Non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities related to property and equipment purchases	$133	$(90)	$2,615	$(21)
Vesting of early exercised stock options	$18	$112	$35	$231
Offering costs not yet paid	$—	$(515)	$—	$—
Acquisition escrow settlement, not yet received	$300	$—	$300	$—

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

One customer represented 17% of accounts receivable in the condensed consolidated financial statements as of July 31, 2015 and no single customer represented over 10% of accounts receivable in the condensed consolidated financial statements as of January 31, 2015. No single customer represented over 10% of total revenues in the condensed consolidated financial statements for the three and six months ended July 31, 2015 and 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued new accounting guidance Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. The new guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We have elected not to early adopt. The adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This Update defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers,” issued in May 2014, for all entities by one year, although companies still have the option to begin applying the new guidance as of the original effective date. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 supersedes the existing revenue recognition guidance in “Revenue Recognition (Topic 605)” and permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Note 2.	Acquisition of Qforma CrowdLink

On March 31, 2015, we completed our acquisition of the key opinion leader, or KOL, business and products known as Qforma CrowdLink in an all-cash transaction. We expect this acquisition to support our key opinion leader business. Total closing consideration for the purchase was $9.8 million in cash, net of a $0.3 million release of escrow, not yet received by period end. There are no contingent cash payments related to this transaction. As of July 31, 2015, we had incurred $0.3 million in acquisition-related transaction costs which are reflected in general and administrative expenses on our condensed consolidated statements of comprehensive income. The assets, liabilities and operating results of Qforma CrowdLink have been reflected in our consolidated financial statements from the date of acquisition and have not been material.

Through the transaction we acquired the outstanding equity interests of Mederi AG, and the selected other KOL-related business assets and liabilities of Qforma, Inc. and other affiliated entities. Under the acquisition method of accounting, the total preliminary purchase price was allocated to Qforma CrowdLink's net tangible and intangible assets based upon their estimated fair values as of March 31, 2015. The total preliminary purchase price for Qforma CrowdLink was $9.8 million of which $5.8 million was allocated to goodwill, $3.3 million to identifiable intangible assets and $0.6 million to net assets assumed.

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets and represents the future economic benefits of the data technology contributions in support of our data-related offerings. Goodwill is not deductible for U.S. tax purposes.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase price
Cash	$9,750

Allocation of purchase price
Cash	$56
Accounts receivable	1,085
Intangible assets	3,300
Deferred tax asset	1,312
Other current and non-current assets	50
Deferred tax liability	(1,096)
Other current and non-current liabilities	(731)
Goodwill	5,774
Total purchase price	$9,750

We did not record any in-process research and development in connection with the acquisition.

Intangible assets are being amortized on a straight-line basis over an estimated useful life ranging from four to five years. Each component of identifiable intangible assets acquired in connection with the above acquisition as of July 31, 2015 were as follows (dollar amounts in thousands):

	July 31, 2015
			Net	Remaining
	Estimated	Accumulated	Carrying	Useful Life
	Fair Value	Amortization	Amount	(in years)
Existing technology	$200	$(13)	$187	4.7
Database	1,800	(120)	1,680	4.7
Customer relationships	800	(67)	733	3.7
Software	500	(33)	467	4.7
	$3,300	$(233)	$3,067

Pro forma results of operations have not been presented because the effect of this acquisition was not material to the consolidated financial statements.

Note 3.	Short-Term Investments

We classify short-term investments as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All short-term investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in the condensed consolidated statements of comprehensive income. Interest, amortization of premiums, and accretion of discount on all short-term investments classified as available for sale are also included as a component of other income (expense), net, in the condensed consolidated statements of comprehensive income.

At July 31, 2015, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Asset-backed securities	$10,951	$1	$(3)	$10,949
Commercial paper	9,991	—	—	9,991
Corporate notes and bonds	35,470	6	(38)	35,438
U.S. agency obligations	242,747	58	(13)	242,792
U.S. treasury securities	19,019	6	(4)	19,021
Total available-for-sale securities	$318,178	$71	$(58)	$318,191

At January 31, 2015, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Asset-backed securities	$9,323	$—	$(4)	$9,319
Commercial paper	3,394	—	—	3,394
Corporate notes and bonds	45,990	18	(19)	45,989
U.S. agency obligations	199,822	92	(3)	199,911
U.S. treasury securities	9,999	8	—	10,007
Total available-for-sale securities	$268,528	$118	$(26)	$268,620

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

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	July 31,	January 31,
	2015	2015
Due in one year or less	$247,989	$224,263
Due in greater than one year	70,202	44,357
Total	$318,191	$268,620

We have certain available-for-sale securities in a gross unrealized loss position, all of which have been in such position for less than 12 months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in our condensed consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). There were no impairments considered other-than-temporary as of July 31, 2015 and January 31, 2015.

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of July 31, 2015 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Asset-backed securities	$7,946	$(3)
Corporate notes and bonds	25,628	(38)
U.S. agency obligations	50,135	(13)
U.S. treasury securities	7,018	(4)

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of January 31, 2015 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Asset-backed securities	$9,319	$(4)
Corporate notes and bonds	23,239	(19)
U.S. agency obligations	18,398	(3)

Note 4.	Property and Equipment, Net

Property and equipment, net, consists of the following as of the dates shown (in thousands):

	July 31,	January 31,
	2015	2015
Land	$3,040	$3,040
Building	20,984	20,984
Land and building improvements	13,099	—
Equipment and computers	4,291	3,103
Furniture and fixtures	4,493	1,207
Leasehold improvements	1,363	1,228
Construction in progress	28	980
	47,298	30,542
Less accumulated depreciation	(2,873)	(2,339)
Total property and equipment, net	$44,425	$28,203

Total depreciation expense for the three and six months ended July 31, 2015 was $0.4 million and $0.8 million, respectively, and $0.4 million and $0.7 million for the three and six months ended July 31, 2014, respectively. Land is not depreciated.

Note 5.	Capitalized Internal-Use Software

Capitalized internal-use software, net, consisted of the following as of the dates shown (in thousands):

	July 31	January 31,
	2015	2015
Capitalized internal-use software development costs	$3,525	$3,307
Less accumulated amortization	(2,447)	(2,067)
Capitalized internal-use software development costs, net	$1,078	$1,240

During the six months ended July 31, 2015 and 2014, we capitalized $0.2 million and $0.3 million, respectively, for internal-use software development costs.

Capitalized internal-use software amortization expense for the three and six months ended July 31, 2015 was $0.2 million and $0.4 million, respectively, and $0.2 million and $0.4 million for the three and six months ended July 31, 2014, respectively.

Note 6.	Intangible Assets and Goodwill

The following schedule presents the details of intangible assets as of July 31, 2015 (dollar amounts in thousands):

	July 31, 2015
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Existing technology	$3,880	$(1,569)	$2,311	3.0
Database	4,939	(1,509)	3,430	3.4
Customer relationships	1,820	(426)	1,394	3.7
Software	804	(256)	548	4.1
	$11,443	$(3,760)	$7,683

The following schedule presents the details of intangible assets as of January 31, 2015 (dollar amounts in thousands):

	January 31, 2015
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Existing technology	$3,680	$(1,188)	$2,492	3.4
Database	2,570	(1,037)	1,533	2.3
Customer relationships	1,020	(274)	746	4.3
Software	304	(171)	133	1.3
	$7,574	$(2,670)	$4,904

Amortization expense associated with acquired intangible assets for the three and six months ended July 31, 2015 was $0.7 million and $1.1 million, respectively, and $0.4 million and $0.8 million for the three and six months ended July 31, 2014, respectively.

The estimated amortization expense for intangible assets, for the next five years and thereafter is as follows (in thousands):

Estimated
Amortization
Period	Expense
Remainder of fiscal 2016	$1,272
Fiscal 2017	2,471
Fiscal 2018	2,044
Fiscal 2019	1,217
Fiscal 2020	597
Thereafter	82
Total	$7,683

The following schedule presents the details of goodwill as of July 31, 2015 (in thousands):

Goodwill
Balance as of January 31, 2015	$4,850
Goodwill from Qforma CrowdLink acquisition	5,774
Balance as of July 31, 2015	$10,624

Note 7.	Accrued Expenses

Accrued expenses consisted of the following as of the dates shown (in thousands):

	July 31,	January 31,
	2015	2015
Accrued commissions	$1,755	$1,309
Accrued bonus	1,893	1,901
Accrued other compensation and benefits	3,944	3,287
Total accrued compensation and benefits	$7,592	$6,497

Accrued fees paid to salesforce.com	3,906	3,395
Accrued liabilities related to property and equipment purchases	2,760	209
Sales taxes payable	641	1,666
Other accrued expenses	3,584	3,669
Total accrued expenses and other current liabilities	$10,891	$8,939

Note 8.	Fair Value Measurements

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of July 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,423	$—	$—	$20,423
Corporate notes and bonds	—	1,750	—	1,750
U.S. agency obligations	—	4,099	—	4,099
Short-term investments
Asset-backed securities	—	10,949	—	10,949
Commercial paper	—	9,991	—	9,991
Corporate notes and bonds	—	35,438	—	35,438
U.S. agency obligations	—	242,792	—	242,792
U.S. treasury securities	—	19,021	—	19,021
Total	$20,423	$324,040	$—	$344,463

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

For the three months ended July 31, 2015 and 2014, our effective tax rates were 38.8% and 42.6%, respectively. Our effective tax rate decreased 3.8% during the three months ended July 31, 2015 as compared to the prior year period primarily due to an increase in the Section 199 domestic production activities deduction for Fiscal 2016.

For the six months ended July 31, 2015 and 2014, our effective tax rates were 39.5% and 42.5%, respectively. Our effective tax rate decreased 3.0% during the six months ended July 31, 2015 as compared to the prior year period primarily due to an increase in the Section 199 domestic production activities deduction for Fiscal 2016.

Note 10.	Stockholders’ Equity

Common Stock

As of July 31, 2015, we had 75,553,842 shares of Class A common stock and 56,749,327 shares of Class B common stock outstanding, of which 136,000 shares of Class B common stock were unvested, resulting from employees exercising stock options prior to vesting.

As of January 31, 2015, we had 64,729,479 shares of Class A common stock and 66,338,146 shares of Class B common stock outstanding, of which 195,833 shares of Class B common stock were unvested, resulting from employees exercising stock options prior to vesting.

Early Exercise of Employee Options

We historically have allowed for the early exercise of options granted under the 2007 Stock Plan (2007 Plan) prior to vesting. The 2007 Plan allows for such exercises by means of cash payment, surrender of already outstanding common stock, a same-day broker assisted sale or through any other form or method consistent with applicable laws, regulations and rules. Historically, all exercises have been through cash payment. The unvested shares are subject to our repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options, and reclassified to common stock as our repurchase right lapses. At July 31, 2015 and January 31, 2015, there were unvested shares in the amount of 136,000 and 195,833, respectively, which were subject to repurchase at an aggregate price of approximately $0.1 million and $0.1 million, respectively.

Stock Option Activity

A summary of stock option activity for the six months ended July 31, 2015 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (in years)	value
Options outstanding at January 31, 2015	20,233,620	$4.18	7.7	$498,862,568
Options granted	619,800	26.91
Options exercised	(1,070,086)	2.67
Options forfeited/cancelled	(131,519)	7.94
Options outstanding at July 31, 2015	19,651,815	$4.96	7.4	$434,042,648
Options vested and exercisable at July 31, 2015	4,570,959	$3.24	6.5	$108,902,622
Options vested and exercisable at July 31, 2015 and expected to vest thereafter	18,656,191	$4.93	7.3	$412,499,449

The weighted average grant-date fair value of options granted during the three and six months ended July 31, 2015 was $12.40 and $12.36, respectively, and $9.79 and $13.80 for the three and six months ended July 31, 2014, respectively, per share.

As of July 31, 2015, there was $36.9 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under the 2007 Plan, 2012 Equity Incentive Plan and 2013 Equity Incentive Plan (2013 EIP). This cost is expected to be recognized over a weighted average period of 4.2 years.

As of July 31, 2015, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.

The total intrinsic value of options exercised was approximately $13.8 million and $26.8 million for the three and six months ended July 31, 2015.

Restricted Stock Units

A summary of restricted stock unit (RSU) activity for the six months ended July 31, 2015 is as follows:

		Weighted
	Unreleased	average
	Restricted	grant date
	Stock Units	fair value
Balance at January 31, 2015	965,972	$27.48
RSUs granted	1,147,910	26.93
RSUs vested	(168,994)	27.38
RSUs forfeited/cancelled	(112,690)	25.68
Balance at July 31, 2015	1,832,198	$27.26

During the three and six months ended July 31, 2015, we issued RSUs under the 2013 EIP with a weighted-average grant date fair value of $27.50 and $26.93, respectively, and $22.03 and $24.35, for the three and six months ended July 31, 2014, respectively.

During the six months ended July 31, 2015, in connection with the acquisition of Qforma CrowdLink, we issued 17,000 performance-based RSUs to certain employees. These performance-based RSUs will vest based on a service and performance-based vesting condition. The RSUs had an estimated value of $0.5 million on the date of grant. We currently estimate that the performance-based conditions will be achieved and as a result, the full grant date fair value of these RSUs are being accounted for as compensation expense over the vesting periods.

As of July 31, 2015, there was a total of $48.4 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 3.4 years.

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

The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Volatility	45% – 46%	50%	45% – 46%	48% – 50%
Expected term (in years)	5.50 – 6.32	6.28 – 6.32	5.50 – 6.32	6.27 – 6.32
Risk-free interest rate	1.69% – 1.84%	1.93% – 1.94%	1.69% – 1.84%	1.85% – 1.94%
Dividend yield	—%	—%	—%	—%

The amounts of stock-based compensation capitalized for internal-use software in the three and six months ended July 31, 2015 and 2014 were immaterial.

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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2015		2014		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$7,450	$5,956	$3,330	$6,248	$14,292	$12,096	$4,428	$12,371
Undistributed earnings allocated to participating securities	(9)	(7)	(31)	(57)	(17)	(14)	(41)	(115)
Net income attributable to common stockholders, basic	$7,441	$5,949	$3,299	$6,191	$14,275	$12,082	$4,387	$12,256
Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	73,246	58,553	44,261	83,053	71,197	60,258	33,113	92,519
Net income per share attributable to common stockholders, basic	$0.10	$0.10	$0.07	$0.07	$0.20	$0.20	$0.13	$0.13

Diluted
Numerator
Net income attributable to common stockholders, basic	$7,441	$5,949	$3,299	$6,191	$14,275	$12,082	$4,387	$12,256
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	5,949	—	6,191	—	12,082	—	12,256	—
Reallocation of net income to Class B common stock	—	671	—	369	—	1,322	—	546
Net income attributable to common stockholders, diluted	$13,390	$6,620	$9,490	$6,560	$26,357	$13,404	$16,643	$12,802
Denominator
Number of shares used for basic EPS computation	73,246	58,553	44,261	83,053	71,197	60,258	33,113	92,519
Conversion of Class B to Class A common stock	58,553	—	83,053	—	60,258	—	92,519	—
Effect of potentially dilutive common shares	13,072	13,072	16,039	16,039	13,415	13,415	17,874	17,874
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	144,871	71,625	143,353	99,092	144,870	73,673	143,506	110,393
Net income per share attributable to common stockholders, diluted	$0.09	$0.09	$0.07	$0.07	$0.18	$0.18	$0.12	$0.12

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	1,278,843	826,772	833,425	700,903

Note 12.	Commitments and Contingencies

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

On April 30, 2015, a complaint was filed against us in the U.S. District Court for the Southern District of New York (IMS Health Technology Solutions France SASU et al. (collectively, “IMS”) v. Veeva Systems Inc., 15CV03379). The complaint alleged that our use of the term “OpenKey” in our “Veeva OpenKey” product name constituted infringement of the plaintiffs’ trademark, “OneKey.” The complaint also alleged unfair competition, dilution and other federal and state claims arising from our use of the term “OpenKey.”  The complaint sought injunctive relief, unspecified monetary damages and an award of plaintiffs' attorney fees. On or about May 26, 2015, we voluntarily discontinued use of and replaced the term “OpenKey” in our product names with the term “OpenData.” On July 22, 2015, we entered into a settlement agreement with IMS resolving all claims described above.  The settlement agreement included a nominal one-time payment from us to IMS, which is reflected in our financial results for the period ended July 31, 2015, and cessation of any further use of the term “OpenKey” in our product names.

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

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce Platform in combination with our developed technology to deliver our Veeva CRM solution, including hosting infrastructure and data center operations provided by salesforce.com. On March 3, 2014, we extended the term of the Value-Added Reseller Agreement for an additional ten years through September 1, 2025 and amended our minimum order commitments. As of July 31, 2015, we remained obligated to pay fees of at least $438.0 million prior to September 1, 2025 in connection with this agreement.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Revenues by geography
North America	$53,518	$41,865	$103,571	$79,343
Europe and other	26,427	20,047	50,558	36,593
Asia Pacific	18,162	13,752	33,901	26,449
Total revenues	$98,107	$75,664	$188,030	$142,385

Long-lived assets by geographic area are as follows as of the date shown (in thousands):

	July 31,	January 31,
	2015	2015
Long-lived assets by geography
North America	$43,101	$27,213
Europe and other	796	538
Asia Pacific	528	452
Total long-lived assets	$44,425	$28,203

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For the six months ended July 31, 2015 and 2014, our total revenues were $188.0 million and $142.4 million, respectively, representing period-over-period growth in total revenues of 32%. For the six months ended July 31, 2015 and 2014, our subscription services revenues were $144.2 million and $105.1 million, respectively, representing period-over-period growth in subscription services revenues of 37%. We expect the growth rate of our total revenues and subscription services revenues to decline in future periods. We generated net income of $26.4 million and $16.8 million for the six months ended July 31, 2015 and 2014, respectively.

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

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions. Professional services revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. For the six months ended July 31, 2015, subscription services revenues constituted 77% of total revenues and professional services and other revenues constituted 23% of total revenues.

New subscription orders typically have a one-year term and automatically renew unless notice of cancellation is provided in advance. If a customer adds users or solutions to an existing order, such additional orders will generally be coterminous with the initial order, and as a result, orders for additional users or solutions will commonly have an initial term of less than one year. Subscription orders are generally billed at the subscription commencement date in annual or quarterly increments. Because the term of orders for additional users or solutions is commonly less than one year and payment terms may be quarterly, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time and may agree in the future to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the renewal date adjustment had not occurred. Accordingly, we do not believe that change in deferred revenue or calculated billings, a metric commonly cited by financial analysts that is the sum of the change in deferred revenue plus revenue, are accurate indicators of future revenues for any given period of time.

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Condensed Consolidated Statements of Income Data:
Revenues:
Subscription services	$75,280	$56,572	$144,174	$105,093
Professional services and other	22,827	19,092	43,856	37,292
Total revenues	98,107	75,664	188,030	142,385
Cost of revenues(1):
Cost of subscription services	16,819	13,346	32,692	25,386
Cost of professional services and other	16,654	14,790	32,766	28,700
Total cost of revenues	33,473	28,136	65,458	54,086
Gross profit	64,634	47,528	122,572	88,299
Operating expenses(1):
Research and development	15,255	9,787	28,212	18,779
Sales and marketing	18,057	13,810	33,553	26,624
General and administrative	8,969	7,146	17,529	13,554
Total operating expenses	42,281	30,743	79,294	58,957
Operating income	22,353	16,785	43,278	29,342
Other income (expense), net	(445)	(101)	318	(131)
Income before income taxes	21,908	16,684	43,596	29,211
Provision for income taxes	8,502	7,106	17,208	12,412
Net income	$13,406	$9,578	$26,388	$16,799

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$136	$54	$247	$107
Cost of professional services and other	973	580	1,715	1,162
Research and development	1,643	874	3,026	1,761
Sales and marketing	1,755	760	2,875	1,536
General and administrative	1,104	1,132	2,547	2,090
Total stock-based compensation	$5,611	$3,400	$10,410	$6,656

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Condensed Consolidated Statements of Income Data:
Revenues:
Subscription services	76.7%	74.8%	76.7%	73.8%
Professional services and other	23.3	25.2	23.3	26.2
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of subscription services	17.1	17.6	17.4	17.8
Cost of professional services and other	17.0	19.5	17.4	20.2
Total cost of revenues	34.1	37.1	34.8	38.0
Gross profit	65.9	62.9	65.2	62.0
Operating expenses:
Research and development	15.5	12.9	15.0	13.2
Sales and marketing	18.4	18.3	17.9	18.7
General and administrative	9.1	9.4	9.3	9.5
Total operating expenses	43.0	40.6	42.2	41.4
Operating income	22.9	22.2	23.0	20.6
Other income (expense), net	(0.5)	(0.1)	0.2	(0.1)
Income before income taxes	22.4	22.1	23.2	20.5
Provision for income taxes	8.7	9.4	9.2	8.7
Net income	13.7%	12.7%	14.0%	11.8%

Revenues

	Three Months Ended July 31,			Six Months Ended July 31,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
Revenues:
Subscription services	$75,280	$56,572	33%	$144,174	$105,093	37%
Professional services and other	22,827	19,092	20	43,856	37,292	18
Total revenues	$98,107	$75,664	30	$188,030	$142,385	32

Percentage of revenues:
Subscription services	77%	75%		77%	74%
Professional services and other	23	25		23	26
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended July 31, 2015 increased $22.4 million from the prior year period, of which $18.7 million was from growth in subscription services revenues. Four percent of the increase in subscription services revenues was attributable to orders from existing customers that were placed on or prior to July 31, 2014 and the renewal of such orders through July 31, 2015. Ninety-six percent of the increase in subscription services revenues was attributable to new orders placed after July 31, 2014 to deploy our solutions to additional users within our existing customer base and to new users at new customers. New orders from existing customers consisted of expanded use of our solutions within a given customer and the addition of solutions not previously utilized by a given customer. Subscription services revenues from North America, as measured by the estimated location of the end users for subscription services, made up 53% of subscription services revenues in the three months ended July 31, 2015 and 55% of subscription services revenues in the three months ended July 31, 2014. This shift in geographic revenue mix was primarily due to the more rapid rate of revenue growth from deployments in Europe and Asia as compared to North America.

Subscription services revenues were 77% of total revenues for the three months ended July 31, 2015, compared to 75% of total revenues for the three months ended July 31, 2014, reflecting the shift in revenue mix we discuss above in the “Key factors affecting our performance”.

Professional services and other revenues for the three months ended July 31, 2015 increased $3.7 million from the prior year period. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services, and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. Professional services revenues from North America, as measured by the estimated location of the user for which the services were performed, made up 60% of professional services revenues in the three months ended July 31, 2015 and 58% of professional services revenues in the three months ended July 31, 2014. This shift in geographic revenue mix was primarily driven by a disproportionately greater number of Vault deployments in North America.

Total revenues for the six months ended July 31, 2015 increased $45.6 million from the prior year period, of which $39.1 million was from growth in subscription services revenues. Thirty-one percent of the increase in subscription services revenues was attributable to orders from existing customers that were placed on or prior to July 31, 2014 and the renewal of such orders through July 31, 2015. Sixty-nine percent of the increase in subscription services revenues was attributable to new orders placed after July 31, 2014 to deploy our solutions to additional users within our existing customer base and to new users at new customers. New orders from existing customers consisted of expanded use of our solutions within a given customer and the addition of solutions not previously utilized by a given customer. Subscription services revenues from North America, as measured by the estimated location of the end users for subscription services, made up 53% of subscription services revenues in the six months ended July 31, 2015 and 55% of subscription services revenues in the six months ended July 31, 2014. This shift in geographic revenue mix was primarily due to the more rapid rate of revenue growth from deployments in Europe and Asia as compared to North America.

Subscription services revenues were 77% of total revenues for the six months ended July 31, 2015, compared to 74% of total revenues for the six months ended July 31, 2014, reflecting the shift in revenue mix we discuss above in the “Key factors affecting our performance”.

Professional services and other revenues for the six months ended July 31, 2015 increased $6.6 million from the prior year period. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services, and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. Professional services revenues from North America, as measured by the estimated location of the user for which the services were performed, made up 62% of professional services revenues in the six months ended July 31, 2015 and 57% of professional services revenues in the six months ended July 31, 2014. This shift in geographic revenue mix was primarily driven by a disproportionately greater number of Vault deployments in North America.

Cost of Revenues and Gross Profit

	Three Months Ended July 31,			Six Months Ended July 31,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$16,819	$13,346	26%	$32,692	$25,386	29%
Cost of professional services and other	16,654	14,790	13	32,766	28,700	14
Total cost of revenues	$33,473	$28,136	19	$65,458	$54,086	21

Gross margin percentage:
Subscription services	78%	76%		77%	76%
Professional services and other	27	23		25	23
Total gross margin percentage	66%	63%		65%	62%
Gross profit	$64,634	$47,528	36%	$122,572	$88,299	39%

Cost of revenues for the three months ended July 31, 2015 increased $5.3 million from the prior year period, of which $3.5 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of users of our subscription services, which drove an increase of $2.1 million in fees paid to salesforce.com. Additionally, employee compensation-related costs increased $0.7 million primarily due to increased headcount and a $0.5 million increase in server costs. We expect cost of subscription services revenues to increase in absolute dollars in the near term, as we expect our subscription services revenues to increase from the renewal of existing orders and the execution of new orders.

Cost of professional services and other revenues for the three months ended July 31, 2015 increased $1.9 million from the prior year period, primarily due to a $1.5 million increase in employee compensation-related costs (which includes the impact of an increase of $0.4 million in stock-based compensation) primarily due to increased headcount. We expect cost of professional services and other revenues to increase as we add personnel to our professional services organization worldwide.

Gross profit as a percentage of total revenues for the three months ended July 31, 2015 and 2014 was 66% and 63%, respectively. The increase compared to the prior year period is largely due to an increase in the proportion of total revenues attributable to subscription services revenues as compared to professional services and other revenues, which have higher gross margins, and the continued growth of our Veeva Vault, Veeva Network, and our newer commercial applications that compliment Veeva CRM, all of which have a slightly higher gross margin profile relative to our core Veeva CRM product.

Cost of revenues for the six months ended July 31, 2015 increased $11.4 million from the prior year period, of which $7.3 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of users of our subscription services, which drove an increase of $4.8 million in fees paid to salesforce.com. Additionally, employee compensation-related costs increased $1.3 million primarily due to increased headcount and a $0.9 million increase in server costs.

Cost of professional services and other revenues for the six months ended July 31, 2015 increased $4.1 million from the prior year period, primarily due to a $2.4 million increase in employee compensation-related costs (which includes the impact of an increase of $0.6 million in stock-based compensation) primarily due to increased headcount and a $1.9 million increase in third-party subcontractor costs partially offset by a $0.3 million reduction from billable travel.

Gross profit as a percentage of total revenues for the six months ended July 31, 2015 and 2014 was 65% and 62%, respectively. The increase compared to the prior year period is largely due to an increase in the proportion of total revenues attributable to subscription services revenues as compared to professional services and other revenues, which have higher gross margins, and the continued growth of our Veeva Vault, Veeva Network, and our newer commercial applications that compliment Veeva CRM, all of which have a slightly higher gross margin profile relative to our core Veeva CRM product.

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

Research and Development

	Three Months Ended July 31,			Six Months Ended July 31,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
Research and development	$15,255	$9,787	56%	$28,212	$18,779	50%
Percentage of total revenues	16%	13%		15%	13%

Research and development expenses for the three months ended July 31, 2015 increased $5.5 million from the prior year period, primarily due to an increase of $4.4 million in employee compensation-related costs (which includes the impact of an increase of $0.8 million in stock-based compensation) primarily due to increased headcount. The expansion of our headcount in this area is to support the increasing number of products that are under development across our solution offerings.

Research and development expenses for the six months ended July 31, 2015 increased $9.4 million from the prior year period, primarily due to an increase of $7.7 million in employee compensation-related costs (which includes the impact of an increase of $1.3 million in stock-based compensation) primarily due to increased headcount. The expansion of our headcount in this area is to support the increasing number of products that are under development across our solution offerings.

We expect research and development expenses to increase in absolute dollars in the near term, primarily due to higher headcount as we continue to add developers and invest in our solutions.

Sales and Marketing

	Three Months Ended July 31,			Six Months Ended July 31,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
Sales and marketing	$18,057	$13,810	31%	$33,553	$26,624	26%
Percentage of total revenues	18%	18%		18%	19%

Sales and marketing expenses for the three months ended July 31, 2015 increased $4.2 million from the prior year period, primarily due to an increase of $2.9 million in employee compensation-related costs, which includes the impact of an increase of $1.0 million in stock-based compensation, primarily due to increased headcount, and a $0.5 million increase in marketing program costs.

Sales and marketing expenses for the six months ended July 31, 2015 increased $6.9 million from the prior year period, primarily due to an increase of $5.0 million in employee compensation-related costs, which includes the impact of an increase of $1.3 million in stock-based compensation, primarily due to increased headcount and an increase of $0.6 million in sales commissions resulting from the sales growth for the same comparative periods, and a $0.6 million increase in marketing program costs.

We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily driven by employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our newer solutions and our continued expansion of our international sales capacity across all our solutions.

General and Administrative

	Three Months Ended July 31,			Six Months Ended July 31,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
General and administrative	$8,969	$7,146	26%	$17,529	$13,554	29%
Percentage of total revenues	9%	9%		9%	10%

General and administrative expenses for the three months ended July 31, 2015 increased $1.8 million from the prior year period, primarily due to increases of $0.7 million in employee compensation-related costs primarily due to increased headcount, and $0.7 million related to the early termination of the lease for our former headquarters building and a $0.3 million increase in third-party accounting professional services costs.

General and administrative expenses for the six months ended July 31, 2015 increased $4.0 million from the prior year period, primarily due to increases of $1.9 million in employee compensation-related costs (which includes the impact of an increase of $0.5 million in stock-based compensation) primarily due to increased headcount, and $0.7 million related to the early termination of the lease for our former headquarters building and a $0.6 million increase in third-party accounting professional services costs.

We expect general and administrative expenses to increase in absolute dollars in the near term, primarily due to higher headcount and additional expenses, such as professional services from third-party providers, including legal and accounting fees to address public company requirements, and to provide increased administrative support to our foreign operations.

Other Income (Expense), Net

	Three Months Ended July 31,			Six Months Ended July 31,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
Other income (expense), net	$(445)	$(101)	NM	$318	$(131)	NM

Other expense for the three months ended July 31, 2015 increased $0.3 million from the prior year period, primarily due to an increase of $0.5 million in foreign currency loss. The foreign currency loss, resulting primarily from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded, was driven by the decrease in the value of the Euro to the U.S. Dollar. Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen and Chinese Yuan.

Other income for the six months ended July 31, 2015 increased $0.4 million from the prior year period, primarily due to an increase of $1.0 million in interest income, offset by an increase of $0.6 million in investment amortization. The higher interest income and investment amortization compared to the prior year period was primarily attributable to our higher cash equivalent and short-term investment balances.

Provision for Income Taxes

	Three Months Ended July 31,			Six Months Ended July 31,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
Income before income taxes	$21,908	$16,684	31%	$43,596	$29,211	49%
Provision for income taxes	8,502	7,106	20	17,208	12,412	39
Effective tax rate	38.8%	42.6%		39.5%	42.5%

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

Our provision for income taxes for the three months ended July 31, 2015 increased$1.4 million from the prior year period primarily due to an increase in income before taxes. Our effective tax rate was 38.8% and 42.6% for the three months ended July 31, 2015 and 2014, respectively. The 3.8% decrease in our effective tax rate relates to an increase in the Section 199 domestic production activities deduction for our fiscal year ending January 31, 2016.

Our provision for income taxes for the six months ended July 31, 2015 increased $4.8 million from the prior year period primarily due to an increase in income before taxes. Our effective tax rate was 39.5% and 42.5% for the six months ended July 31, 2015 and 2014, respectively. The 3.0% decrease in our effective tax relates to an increase in the Section 199 domestic production activities deduction for Fiscal 2016.

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

The following table reconciles the specific items excluded from GAAP net income in the calculation of non-GAAP net income and non-GAAP net income per share for the periods shown below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Operating income on a GAAP basis	$22,353	$16,785	$43,278	$29,342
Stock-based compensation expense	5,611	3,400	10,410	6,656
Amortization of purchased intangibles	676	412	1,089	825
Capitalization of internal-use software	(172)	—	(194)	(220)
Amortization of internal-use software	191	217	380	416
Operating income on a non-GAAP basis	$28,659	$20,814	$54,963	$37,019

Net income on a GAAP basis	$13,406	$9,578	$26,388	$16,799
Stock-based compensation expense	5,611	3,400	10,410	6,656
Amortization of purchased intangibles	676	412	1,089	825
Capitalization of internal-use software	(172)	—	(194)	(220)
Amortization of internal-use software	191	217	380	416
Income tax effect on non-GAAP adjustments	(1,534)	(1,246)	(2,747)	(1,737)
Net income on a non-GAAP basis	$18,178	$12,361	$35,326	$22,739

Net income allocated to participating securities on a GAAP basis	$(16)	$(88)	$(31)	$(156)
Net income allocated to participating securities from non-GAAP adjustments	(5)	(26)	(10)	(56)
Net income allocated to participating securities on a non-GAAP basis	(21)	(114)	(41)	(212)
Net income attributable to common stockholders on a non-GAAP basis	$18,157	$12,247	$35,285	$22,527

Diluted net income per share on a GAAP basis	$0.09	$0.07	$0.18	$0.12
Stock-based compensation expense	0.04	0.03	0.07	0.04
Amortization of purchased intangibles	0.01	—	0.01	0.01
Capitalization of internal-use software	—	—	—	—
Amortization of internal-use software	—	—	—	—
Income tax effect on non-GAAP adjustments	(0.01)	(0.01)	(0.02)	(0.01)
Diluted net income per share on a non-GAAP basis	$0.13	$0.09	$0.24	$0.16

Liquidity and Capital Resources

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Net cash provided by operating activities	$15,182	$16,608	$56,973	$34,738
Net cash used in investing activities	(8,597)	(78,992)	(76,408)	(210,763)
Net cash provided by financing activities	5,590	13,633	9,925	53,691
Effect of exchange rate changes on cash and cash equivalents	40	(21)	33	(57)
Net change in cash and cash equivalents	$12,215	$(48,772)	$(9,477)	$(122,391)

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents and short-term investments, as well as cash flows generated from our operations. As of July 31, 2015, our cash, cash equivalents and short-term investments totaled $438.0 million, of which $13.6 million represented cash and cash equivalents held outside of the United States. As of July 31, 2014, our cash, cash equivalents and short-term investments totaled $350.2 million, of which $12.6 million represented cash and cash equivalents held outside of the United States. Non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States and, therefore, no U.S. current or deferred taxes have been accrued related to these balances. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the United States. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

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

Net cash provided by operating activities was $15.2 million for the three months ended July 31, 2015. Our cash provided by operating activities during the three months ended July 31, 2015 primarily reflected our net income of $13.4 million, adjustments for non-cash charges of $8.0 million, offset by net changes in our operating assets and liabilities of $6.2 million. Non-cash charges included $5.6 million of stock-based compensation expense, $1.3 million of depreciation and amortization expense, and $0.8 million of amortization of premiums on short-term investments. The net changes in operating assets and liabilities included a $5.6 million decrease in our prepaid expenses and other current and long-term assets which primarily relates to a prepaid tax payment made during the period, a $3.0 million decrease in our income tax obligations related to the timing of tax payments and receivables, offset by a $2.0 million increase in accounts receivable related to the timing of billings and collections.

Net cash provided by operating activities was $57.0 million for the six months ended July 31, 2015. Our cash provided by operating activities during the six months ended July 31, 2015 primarily reflected our net income of $26.4 million, adjustments for non-cash charges of $14.5 million, and net changes in our operating assets and liabilities of $16.1 million. Non-cash charges included $10.4 million of stock-based compensation expense, $2.4 million of depreciation and amortization expense, and $1.5 million of amortization of premiums on short-term investments. The net changes in operating assets and liabilities included a $25.5 million decrease in accounts receivable related to the timing of billings and collections. These sources of cash were partially offset by a $5.5 million decrease in our prepaid expenses and other current and long-term assets which primarily relates to a prepaid tax payment made during the period, and a $3.8 million decrease in deferred revenue resulting primarily from the timing of annual renewal billings.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used to purchase marketable securities, net of maturities and for strategic acquisitions. We also use cash to invest in capital assets to support our growth, including the build-out of our new corporate headquarters located in Pleasanton, California.

Net cash used in investing activities was $8.6 million for the three months ended July 31, 2015 resulting primarily from $9.8 million in cash used for purchases of property and equipment primarily for the build-out of our new corporate headquarters, offset by $1.9 million provided from net maturities of marketable securities.

Net cash used in investing activities was $76.4 million for the six months ended July 31, 2015 resulting primarily from $51.1 million in net purchases of marketable securities, $14.5 million in cash used for purchases of property and equipment, which primarily includes the build-out of our new corporate headquarters, and $10.0 million in cash used for the acquisition of the Qforma CrowdLink business.

Cash Flows from Financing Activities

The cash flows from financing activities relate to excess tax benefits from our stock plans and stock option exercises.

Net cash provided by financing activities was $5.6 million for the three months ended July 31, 2015 resulting from $4.0 million in excess tax benefits from our employee stock plans, and $1.6 million from employees participating in the employee stock plans.

Net cash provided by financing activities was $9.9 million for the six months ended July 31, 2015 resulting from $7.2 million in excess tax benefits from our employee stock plans, and $2.8 million from employees participating in the employee stock plans.

Commitments

Our principal commitments primarily consist of obligations for minimum payment commitments to salesforce.com and leases for office space. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. As of July 31, 2015, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Purchase commitments	$437,956	$4,374	$—	$—	$433,582
Operating lease obligations	7,404	1,397	3,313	1,787	907
Total	$445,360	$5,771	$3,313	$1,787	$434,489

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

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen and Chinese Yuan. Revenues outside of North America as a percentage of total revenues were approximately 45% for the three months ended July 31, 2015 and 2014. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the three months ended July 31, 2015 and 2014, we had a foreign currency gain of $0.4 million and a foreign currency loss of $0.1 million, respectively.

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

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $438.0 million as of July 31, 2015. This amount was invested primarily in U.S. agency obligations, corporate notes and bonds, money market funds, U.S. treasury securities, asset-backed securities, and commercial paper. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase of 100-basis points in interest rates would have resulted in a $2.0 million market value reduction in our investment portfolio as of July 31, 2015. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $1.0 million as of July 31, 2015. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Settlement of IMS Matter.

On April 30, 2015, a complaint was filed against us in the U.S. District Court for the Southern District of New York (IMS Health Technology Solutions France SASU et al. (collectively, “IMS”) v. Veeva Systems Inc., 15CV03379). The complaint alleged that our use of the term “OpenKey” in our “Veeva OpenKey” product name constituted infringement of the plaintiffs’ trademark, “OneKey.” The complaint also alleged unfair competition, dilution and other federal and state claims arising from our use of the term “OpenKey.”  The complaint sought injunctive relief, unspecified monetary damages and an award of plaintiffs' attorney fees. On or about May 26, 2015, we voluntarily discontinued use of and replaced the term “OpenKey” in our product names with the term “OpenData.” On July 22, 2015, we entered into a settlement agreement with IMS resolving all claims described above.  The settlement agreement included a nominal one-time payment from us to IMS, which is reflected in our financial results for the period ended July 31, 2015, and cessation of any further use of the term “OpenKey” in our product names.

Criterion Capital Section 16(b) Matter Seeking Disgorgement Short-swing Profits on Behalf of Veeva.

On June 24, 2015, a purported stockholder filed a complaint pursuant to Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) in the U.S. District Court for the Southern District of New York against Criterion Capital Management, Criterion Capital Partners Master Fund, L.P., Criterion Capital Partners Master Fund GP, Ltd., Criterion Horizons Master Fund, L.P., Criterion Horizons Master Fund GP, Ltd., Criterion Vista Master Fund GP, L.P., Christopher H. Lord, David Riley, Tomoko Fortune, and Veeva Systems Inc. as nominal defendant (Greenfield v. Criterion Capital Mgmt., LLC et al. (15-CV-4937)).  Thereafter, on August 3, 2015, the case was transferred to the U.S. District Court for the Northern District of California (15-CV-3583).

The action is purportedly brought on behalf of us and alleges that between March and December 2014 and in 2015, the Criterion Group defendants purchased and sold our securities which resulted in illicit profits that that are allegedly subject to disgorgement under the short-swing trading proscriptions in Section 16(b) of the Exchange Act.  Due to the alleged failure by the Criterion Group to comply with its reporting obligations under the Exchange Act, the complaint does not specify the precise amount of alleged trades subject to disgorgement, other than estimating that the amount of profits in 2014 subject to disgorgement is in the “millions,” and the amount of profits in 2015 “total at least $500,000.”  The complaint seeks disgorgement of any and all short-swing profits on behalf of us, plus attorneys’ fees and expenses. The complaint does not seek damages of any kind from us.

We have engaged counsel to conduct our own investigation into whether the claims against Criterion Capital Management (and the other defendants) have merit.  That investigation is currently underway.

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

In our fiscal years ended January 31, 2013, 2014 and 2015, our total revenues grew by 111%, 62% and 49%, respectively, as compared to total revenues from the prior fiscal years. In our fiscal quarter ended July 31, 2015, our total revenues grew by 30% as compared to the same quarterly period from our prior fiscal year. We expect the growth rate of our revenues to decline in future periods which may adversely impact the value of our Class A common stock.

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

In our fiscal years ended January 31, 2013, 2014 and 2015, our top 10 customers accounted for 54%, 56% and 54% of our total revenues, respectively, and in our fiscal quarter ended July 31, 2015, our top 10 customers accounted for 52% of our total revenues. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers. The loss of any of our key customers, or a failure of one or more of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenues, reputation and our ability to obtain new customers. In addition, acquisitions of our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.

Our quarterly results may fluctuate significantly, which could prevent us from meeting investor expectations, or our own guidance, and which would adversely impact the value of our Class A common stock.

Our quarterly results of operations, including our revenues, gross margin, profitability, cash flows and deferred revenue, may vary significantly in the future for a variety of reasons, including those listed elsewhere in this “Risk Factors” section, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Additionally, we issue guidance quarterly regarding our expectations for certain future financial results. Such guidance is based upon incomplete information and our expectations as to certain future events that we do not control. Our guidance may prove to be incorrect and actual results may differ materially from our guidance. Fluctuations in our results or failure to achieve our guidance may adversely impact the value of our Class A common stock.

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

Our subscription orders are generally billed beginning at the subscription commencement date in annual or quarterly increments. Many of our customers, including many of our large customers, are billed on a quarterly basis and therefore a substantial portion of the value of contracts billed on a quarterly basis will not be reflected in our deferred revenue at the end of any given quarter. Also, because the terms of orders for additional users or solutions are typically co-terminus with the related subscription agreements, the terms of these agreements for additional users or solutions can be for relatively short periods of time and less than one year and payment terms may also be quarterly. Therefore, the annualized value of such orders that we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time and may agree in the future to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the renewal date adjustment had not occurred. Accordingly, we do not believe that change in deferred revenue or calculated billings, a metric commonly cited by financial analysts that is the sum of the change in deferred revenue plus revenue, are accurate indicators of future revenues for any given period of time. However, many companies that provide cloud-based software report changes in deferred revenue or calculated billings as key operating or financial metrics, and it is possible that analysts or investors may view these metric as important.  Thus, any changes in our deferred revenue balances or deferred revenue trends could adversely affect the market price of our Class A common stock.

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

Our customers can use our solutions to collect, use, process and store personal data or identifying information regarding their employees and the medical professionals with whom our customers have contact, and, potentially, personal data (including potentially sensitive data such as health information) regarding patients maintained by our customers pursuant to clinical, operational or compliance processes. In many countries, national and local governmental bodies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, processing, storage and disclosure of personal information obtained from individuals, making compliance a complex task. In the United States, for instance, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act (HIPAA) of 1996, that protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend, and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purposes. Known as one of the world's strictest data privacy regimes, the EU Data Protection Directive (95/46/EC), and the country-specific regulations that implement Directive 95/46/EC, also govern the processing of personally identifiable data. Furthermore, the EU General Data Protection Regulation is currently in the process of reform and may amend the current structure of European data privacy regulation or impose additional restrictions. Other countries, such as Russia, are seeking to implement data localization laws.  For example, Russia's localization law (Federal Law No. 242-FZ) requires that the source of data for Russian nationals collected on Russian territory must be stored in Russia. Customers expect that our solutions can be used in compliance with such laws and regulations. The functional and operational requirements and costs of compliance with such laws and regulations may adversely impact our business, and failure to enable our solutions to comply with such laws and regulations could lead to significant fines and penalties imposed by regulators, as well as claims by our customers or third parties. Additionally, all of these domestic and international legislative and regulatory initiatives could adversely affect our customers’ ability or desire to collect, use, process and store personal or health-related information using our solutions, which could reduce demand for our solutions.

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

In our fiscal quarter ended July 31, 2015, sales to customers outside North America, as measured by the estimated location of the end users for subscription services revenues and the estimated location of the users for which the services were performed for professional services revenues, accounted for approximately 45% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

Our success and ability to compete depend in part upon our intellectual property. We have filed applications for a number of patents, but, to date, we have only one issued patent. We currently rely primarily on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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

The trading price of our Class A common stock has been and will likely continue to be volatile for the foreseeable future. Since shares of our Class A common stock were sold in our initial public offering in October 2013 at a price of $20.00 per share, our stock price has ranged from $17.11 to $49.00 through August 28, 2015. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our Class A common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, such as those in this “Risk Factors” section and others including:

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2015, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 88.3% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

In addition, as of July 31, 2015, we had options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of July 31, 2015, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of July 31, 2015, are described in note 10 of the notes to our condensed consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

b)	Use of Proceeds from Public Offerings of Common Stock

On October 21, 2013, we closed our initial public offering (IPO), in which we sold 11,646,750 shares of Class A common stock at a public offering price of $20.00 per share pursuant to a registration statement on Form S-1 (File No. 333-191085), which was declared effective by the SEC on October 15, 2013.

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

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013
3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013
10.1	Fifth Amendment, dated July 28, 2015, to Office Lease Agreement, dated December 2008, between Registrant and Hacienda Pleasanton Park MD Parent, LLC.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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
Timothy S. Cabral
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: September 4, 2015

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013
3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013
10.1	Fifth Amendment, dated July 28, 2015, to Office Lease Agreement, dated December 2008, between Registrant and Hacienda Pleasanton Park MD Parent, LLC.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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