Form 10-Q
period 2015-10-31
VEEVA SYSTEMS INC
filed 2015-12-10
CIK 1393052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

As of November 27, 2015, there were 81,529,984 shares of the Registrant’s Class A common stock outstanding and 51,465,593 shares of the Registrant’s Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	October 31,	January 31,
	2015	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$108,594	$129,253
Short-term investments	230,874	268,620
Accounts receivable, net of allowance for doubtful accounts of $554 and $413, respectively	75,301	92,661
Deferred income taxes	5,124	4,815
Prepaid expenses and other current assets	7,445	6,488
Total current assets	427,338	501,837
Property and equipment, net	47,434	28,203
Capitalized internal-use software, net	871	1,240
Goodwill	94,959	4,850
Intangible assets, net	49,053	4,904
Other long-term assets	5,378	3,856
Total assets	$625,033	$544,890

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,211	$3,886
Accrued compensation and benefits	9,928	6,497
Accrued expenses and other current liabilities	11,584	8,939
Income tax payable	5,607	3,241
Deferred revenue	102,053	112,960
Total current liabilities	136,383	135,523
Deferred income taxes, noncurrent	11,719	170
Other long-term liabilities	2,953	2,364
Total liabilities	151,055	138,057
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 80,616,320 and 64,729,479 issued and outstanding at October 31, 2015 and January 31, 2015, respectively	1	—
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 52,170,094 and 66,338,146 issued and outstanding at October 31, 2015 and January 31, 2015, respectively	—	1
Additional paid-in capital	348,157	317,881
Accumulated other comprehensive income	25	26
Retained earnings	125,795	88,925
Total stockholders’ equity	473,978	406,833
Total liabilities and stockholders’ equity	$625,033	$544,890

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the three months ended October 31,		For the nine months ended October 31,
	2015	2014	2015	2014
	(Unaudited)
Revenues:
Subscription services	$81,736	$61,435	$225,910	$166,528
Professional services and other	25,185	22,390	69,041	59,682
Total revenues	106,921	83,825	294,951	226,210
Cost of revenues(1):
Cost of subscription services	18,273	14,409	50,965	39,795
Cost of professional services and other	18,739	16,007	51,505	44,707
Total cost of revenues	37,012	30,416	102,470	84,502
Gross profit	69,909	53,409	192,481	141,708
Operating expenses(1):
Research and development	17,667	10,635	45,879	29,414
Sales and marketing	20,345	14,251	53,898	40,875
General and administrative	11,797	8,582	29,326	22,136
Total operating expenses	49,809	33,468	129,103	92,425
Operating income	20,100	19,941	63,378	49,283
Other income (expense), net	110	(989)	428	(1,120)
Income before income taxes	20,210	18,952	63,806	48,163
Provision for income taxes	9,728	8,694	26,936	21,106
Net income	$10,482	$10,258	$36,870	$27,057

Net income attributable to Class A and Class B common stockholders, basic and diluted	$10,473	$10,198	$36,832	$26,851
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.08	$0.08	$0.28	$0.21
Diluted	$0.07	$0.07	$0.25	$0.19
Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	132,413	129,212	131,731	126,836
Diluted	145,063	144,289	144,909	144,082
Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale investments	$(34)	$97	$(113)	$29
Net change in cumulative foreign currency translation gain (loss)	79	(15)	112	(72)
Comprehensive income	$10,527	$10,340	$36,869	$27,014

(1)

Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$149	$74	$396	$181
Cost of professional services and other	1,042	549	2,757	1,711
Research and development	2,021	942	5,047	2,703
Sales and marketing	1,932	754	4,807	2,290
General and administrative	1,547	1,266	4,094	3,356
Total stock-based compensation	$6,691	$3,585	$17,101	$10,241

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended October 31,		For the nine months ended October 31,
	2015	2014	2015	2014
	(Unaudited)
Cash flows from operating activities
Net income	$10,482	$10,258	$36,870	$27,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,481	1,022	4,849	2,943
Amortization of premiums on short-term investments	693	611	2,206	1,344
Stock-based compensation	6,691	3,585	17,101	10,241
Deferred income taxes	(308)	(76)	(308)	(76)
Bad debt expense	(35)	(28)	203	41
Changes in operating assets and liabilities:
Accounts receivable	(2,689)	16,684	22,842	13,151
Income taxes	2,758	769	2,601	(2,189)
Prepaid expenses and other current and long-term assets	6,266	(2,294)	739	(3,644)
Accounts payable	1,074	354	874	56
Accrued expenses and other current liabilities	3,300	4,017	3,637	2,791
Deferred revenue	(11,567)	(635)	(15,415)	17,288
Other long-term liabilities	589	(11)	509	(9)
Net cash provided by operating activities	19,735	34,256	76,708	68,994
Cash flows from investing activities
Purchases of short-term investments	(94,195)	(103,836)	(262,110)	(333,728)
Maturities and sales of short-term investments	180,785	52,677	297,537	97,307
Purchases of property and equipment	(4,556)	(790)	(19,048)	(26,072)
Acquisitions, net of cash acquired	(116,189)	—	(126,183)	—
Purchases of intangible assets	—	—	(568)	—
Capitalized internal-use software development costs	—	(81)	(194)	(301)
Changes in restricted cash and deposits	—	8	3	9
Net cash used in investing activities	(34,155)	(52,022)	(110,563)	(262,785)
Cash flows from financing activities
Proceeds from early exercise of common stock options	—	—	10	—
Proceeds from exercise of common stock options	1,368	2,102	4,138	4,314
Net proceeds from offerings	—	—	—	34,495
Proceeds from Employee Stock Purchase Plan	—	—	—	5,951
Restricted stock units acquired to settle employee tax withholding liability	—	—	(6)	—
Excess tax benefits from employee stock plans	1,817	7,698	8,968	18,731
Net cash provided by financing activities	3,185	9,800	13,110	63,491
Effect of exchange rate changes on cash and cash equivalents	53	(15)	86	(72)
Net change in cash and cash equivalents	(11,182)	(7,981)	(20,659)	(130,372)
Cash and cash equivalents at beginning of period	119,776	140,116	129,253	262,507
Cash and cash equivalents at end of period	$108,594	$132,135	$108,594	$132,135
Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$273	$477	$16,265	$5,101
Non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities related to property and equipment purchases	$(1,592)	$191	$1,023	$170
Vesting of early exercised stock options	$19	$87	$54	$318

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Summary of Business and Significant Accounting Policies

Description of Business

Veeva is a leading provider of cloud-based software solutions and data for the global life sciences industry. We were founded in 2007 on the premise that industry-specific business problems would best be addressed by tailored cloud solutions, an approach referred to as industry cloud. All of our solutions are designed to address the unique requirements of the life sciences industry, while enabling life sciences companies to realize the benefits of a cloud delivery model and modern mobile applications for their most critical business functions—commercial operations and research and development. We offer solutions for multichannel customer relationship management, regulated content management and collaboration, customer master data management, and data and data services that meet the specialized functional and compliance needs of life sciences companies. Our fiscal year end is January 31.

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

Revenue Recognition

We derive our revenues from two sources: (i) subscription services revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing solutions and maintenance and hosting fees from certain historical arrangements of Zinc Ahead as defined below, and (ii) related professional services and other revenues.  Professional services and other revenues generally include consulting, data services and training. We commence revenue recognition when all of the following conditions are satisfied:

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

Professional Services and Other Revenues

The majority of our professional services arrangements are recognized on a time and materials basis. Professional services revenues recognized on a time and materials basis are measured monthly based on time incurred and contractually agreed upon rates. Certain professional services revenues are based on fixed fee arrangements and revenues are recognized based on progress against input measures, such as hours incurred. In some cases the terms of our time and materials and fixed fee arrangements may require that we defer the recognition of revenue until contractual conditions are met. Data services and training revenues are generally recognized as the services are performed.

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

We enter into arrangements with multiple deliverables that generally include our subscription offerings and professional services. For these arrangements we must: (i) determine whether each deliverable has stand-alone value; (ii) determine the estimated selling price of each element using the selling price hierarchy of vendor specific objective evidence (VSOE) of fair value, third-party evidence (TPE) or best estimated selling price (BESP), as applicable; and (iii) allocate the total price among the various deliverables based on the relative selling price method.

In determining whether professional services and other revenues have stand-alone value, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, the nature of the consulting services and whether the professional services are required in order for the customer to use the subscription services. If stand-alone value cannot be established for a delivered item in a multiple-element arrangement, the delivered item is accounted for as a combined unit of accounting with the undelivered item(s).

We have established stand-alone value with respect to all of our offerings except professional services for the recently acquired Zinc Ahead business. As a result, we account for multiple element arrangements that include Zinc Ahead professional services as a combined unit of accounting and recognize the revenues from such professional services ratably over the term of the associated subscription services.

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

We determine BESP for our subscription services included in a multiple element arrangement by considering multiple factors including, but not limited to, stated subscription renewal rates offered to the customer to renew the service and other major groupings such as customer type and geography.

BESP for professional services considers the discount of actual professional services sold compared to list price, the experience level of the individual performing the service and geography.

We allocate consideration proportionately based on established BESP and then recognize the allocated revenue over the respective delivery periods for each element.

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

No single customer represented over 10% of accounts receivable in the condensed consolidated financial statements as of October 31, 2015 and January 31, 2015. No single customer represented over 10% of total revenues in the condensed consolidated financial statements for the three and nine months ended October 31, 2015 and 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. The new guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We have elected not to early adopt. While the Company does utilize various cloud services provided by other third-party vendors for administrative and operational purposes, the adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This Update defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers,” issued in May 2014, for all entities by one year, although companies still have the option to begin applying the new guidance as of the original effective date. In accordance with the deferral, this guidance will be effective for the Company beginning February 1, 2018. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 supersedes the existing revenue recognition guidance in “Revenue Recognition (Topic 605)” and permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In September 2015, the FASB issued –ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. The guidance requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The business combination guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a prospective basis. The Company has elected not to early adopt. The adoption of the business combination guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.

Note 2.	Acquisitions

During the nine months ended October 31, 2015, we completed two acquisitions, QForma CrowdLink and Zinc Ahead, both of which were accounted for as business combinations. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the acquired companies were recorded as of the acquisition date, at their respective fair values, and are consolidated within our consolidated financial statements. The results of operations related to each company acquired have been included in our consolidated statements of operations from the date of acquisitions. All acquisition-related transaction costs are expensed and reflected in general and administrative expenses on our condensed consolidated statements of comprehensive income for the periods presented.

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets and represents the future economic benefits of the customer relationships and data technology contributions in support of our data-related offerings. Goodwill is not deductible for U.S. tax purposes.

The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to intangible assets acquired, liabilities assumed and tax liabilities assumed including calculation of deferred tax assets and liabilities. Changes to amounts recorded as assets or liabilities may result in corresponding adjustments to goodwill during the measurement period (up to one year from the acquisition date).

Zinc Ahead

On September 29, 2015, we completed our acquisition of Zinc Ahead, a provider of commercial content management solutions, in an all-cash transaction. We expect this acquisition to support the continued growth of our commercial content management solutions. The total closing consideration for the purchase was approximately $119.6 million in cash. In addition, the agreement calls for $10.0 million payable at a rate of one-third per year to employee shareholders and option holders of Zinc Ahead who remain employed with us. These payments have been accounted for as deferred compensation and will be recognized over the service period. As of October 31, 2015, we had incurred $1.8 million in acquisition-related transaction costs which are reflected in general and administrative expenses on our condensed consolidated statements of comprehensive income.

Through a share purchase agreement our indirect subsidiary, Veeva U.K. Holdings Limited, acquired all of the share capital of Mineral Newco Ltd., a company organized under the laws of the United Kingdom that is the ultimate parent company of Zinc Ahead Holdings Ltd, Zinc Ahead Ltd, Zinc Ahead Inc., Zinc Ahead PTY LTD and Zinc Ahead (Japan) KK (collectively, “Zinc Ahead”). Under the acquisition method of accounting, the total preliminary purchase price was allocated to Zinc Ahead's net tangible and intangible assets based upon their estimated fair values as of September 29, 2015.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Useful Lives of Intangible Assets	Fair Value
Purchase price
Cash		$119,596

Allocation of purchase price
Cash		$3,107
Accounts receivable		4,600
Other current and non-current assets		3,692
Long term deferred tax liabilities		(10,453)
Other current and non-current liabilities		(8,206)
Net liabilities		$(7,260)

Customer contracts and relationships	10 years	$31,427
Software	4 years	9,969
Brand	4 years	1,125
Purchased intangible assets		$42,521

Goodwill		$84,335

Total purchase price		$119,596

We did not record any in-process research and development in connection with the Zinc Ahead acquisition. The amounts of revenue and net loss of Zinc Ahead that are included in our condensed consolidated statements of comprehensive income from September 30, 2015 to October 31, 2015, were $1.7 million and $1.5 million, respectively.

The following unaudited pro forma information presents the combined results of operations for the periods presented as if the acquisition had been completed on February 1, 2014, the beginning of the comparable prior annual reporting period. The unaudited pro forma results include the amortization associated with preliminary estimates for the acquired intangible assets, changes to interest income for cash used in the acquisition, and exclude acquisition-related transaction costs and the associated tax impact on these unaudited pro forma adjustments.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations (in thousands):

	For the three months ended October 31, 2015	For the nine months ended October 31, 2015
Pro forma revenues	$115,136	$316,176
Pro forma net income	$9,616	$30,965
Pro forma net income per share attributable to Class A and Class B common stockholders:
Basic	$0.07	$0.23
Diluted	$0.07	$0.21

The unaudited pro forma financial information for the three and nine months ended October 31, 2015 combines the historical results of Veeva for the three and nine months ended October 31, 2015 (which includes approximately one month of results from the acquired Zinc Ahead business), and for Zinc Ahead for the three and nine months ended September 30, 2015 (due to differences in reporting periods). The comparable amounts for the three and nine months ended October 31, 2014 have not been presented because the information required is not available.

Qforma CrowdLink

On March 31, 2015, we completed our acquisition of the key opinion leader, or KOL, business and products known as Qforma CrowdLink in an all-cash transaction. We expect this acquisition to support our key opinion leader business. Total purchase price was $9.8 million in cash, net of a $0.3 million settlement of escrow which was received during the three months ended October 31, 2015. There are no contingent cash payments related to this transaction. As of October 31, 2015, we had incurred $0.3 million in acquisition-related transaction costs which are reflected in general and administrative expenses on our condensed consolidated statements of comprehensive income. The assets, liabilities and operating results of Qforma CrowdLink have been reflected in our consolidated financial statements from the date of acquisition and have not been material.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Useful Lives of Intangible Assets	Fair Value
Purchase price
Cash		$9,750

Allocation of purchase price
Cash		$56
Accounts receivable		1,085
Deferred tax asset		1,312
Other current and non-current assets		50
Deferred tax liability		(1,096)
Other current and non-current liabilities		(731)
Net assets		$676

Database	5 years	$1,800
Customer relationships	4 years	800
Software	5 years	500
Existing technology	5 years	$200
Purchased intangible assets		$3,300

Goodwill		$5,774

Total purchase price		$9,750

We did not record any in-process research and development in connection with the Qforma CrowdLink acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not material to the consolidated financial statements.

Note 3.	Short-Term Investments

We classify short-term investments as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All short-term investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in the condensed consolidated statements of comprehensive income. Interest income, amortization of premiums, and accretion of discount on all short-term investments classified as available for sale are also included as a component of other income (expense), net, in the condensed consolidated statements of comprehensive income.

At October 31, 2015, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Asset-backed securities	$6,337	$—	$(1)	$6,336
Commercial paper	6,597	—	—	6,597
Corporate notes and bonds	37,465	14	(30)	37,449
U.S. agency obligations	157,423	31	(13)	157,441
U.S. treasury securities	23,073	—	(22)	23,051
Total available-for-sale securities	$230,895	$45	$(66)	$230,874

At January 31, 2015, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Asset-backed securities	$9,323	$—	$(4)	$9,319
Commercial paper	3,394	—	—	3,394
Corporate notes and bonds	45,990	18	(19)	45,989
U.S. agency obligations	199,822	92	(3)	199,911
U.S. treasury securities	9,999	8	—	10,007
Total available-for-sale securities	$268,528	$118	$(26)	$268,620

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

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	October 31,	January 31,
	2015	2015
Due in one year or less	$169,414	$224,263
Due in greater than one year	61,460	44,357
Total	$230,874	$268,620

We have certain available-for-sale securities in a gross unrealized loss position, all of which have been in such position for less than 12 months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in our condensed consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). There were no impairments considered other-than-temporary as of October 31, 2015 and January 31, 2015.

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of October 31, 2015 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Asset-backed securities	$4,331	$(1)
Corporate notes and bonds	20,678	(30)
U.S. agency obligations	43,665	(13)
U.S. treasury securities	19,053	(22)

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of January 31, 2015 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Asset-backed securities	$9,319	$(4)
Corporate notes and bonds	23,239	(19)
U.S. agency obligations	18,398	(3)

Note 4.	Property and Equipment, Net

Property and equipment, net, consists of the following as of the dates shown (in thousands):

	October 31,	January 31,
	2015	2015
Land	$3,040	$3,040
Building	20,984	20,984
Land and building improvements	13,628	—
Equipment and computers	5,463	3,103
Furniture and fixtures	6,280	1,207
Leasehold improvements	1,663	1,228
Construction in progress	—	980
	51,058	30,542
Less accumulated depreciation	(3,624)	(2,339)
Total property and equipment, net	$47,434	$28,203

Total depreciation expense for the three and nine months ended October 31, 2015 was $1.1 million and $1.9 million, respectively, and $0.4 million and $1.0 million for the three and nine months ended October 31, 2014, respectively. Land is not depreciated.

Note 5.	Capitalized Internal-Use Software

Capitalized internal-use software, net, consisted of the following as of the dates shown (in thousands):

	October 31,	January 31,
	2015	2015
Capitalized internal-use software development costs	$3,525	$3,307
Less accumulated amortization	(2,654)	(2,067)
Capitalized internal-use software development costs, net	$871	$1,240

There was no capitalization of internal-use software development costs during the three months ended October 31, 2015. During the nine months ended October 31, 2015, we capitalized $0.2 million for internal-use software development costs and $0.1 million and $0.3 million, respectively for the three and nine months ended October 31, 2014.

Capitalized internal-use software amortization expense for the three and nine months ended October 31, 2015 was $0.2 million and $0.6 million, respectively, and $0.2 million and $0.6 million for the three and nine months ended October 31, 2014, respectively.

Note 6.	Intangible Assets and Goodwill

The following schedule presents the details of intangible assets as of October 31, 2015 (dollar amounts in thousands):

	October 31, 2015
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Existing technology	$3,880	$(1,763)	$2,117	2.8
Database	4,939	(1,807)	3,132	3.2
Customer relationships	33,247	(794)	32,453	9.7
Software	10,773	(522)	10,251	3.9
Brand	1,125	(25)	1,100	3.9
	$53,964	$(4,911)	$49,053

The following schedule presents the details of intangible assets as of January 31, 2015 (dollar amounts in thousands):

	January 31, 2015
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Existing technology	$3,680	$(1,188)	$2,492	3.4
Database	2,570	(1,037)	1,533	2.3
Customer relationships	1,020	(274)	746	4.3
Software	304	(171)	133	1.3
	$7,574	$(2,670)	$4,904

Amortization expense associated with acquired intangible assets for the three and nine months ended October 31, 2015 was $1.1 million and $2.2 million, respectively, and $0.4 million and $1.2 million for the three and nine months ended October 31, 2014, respectively.

The estimated amortization expense for intangible assets, for the next five years and thereafter is as follows (in thousands):

Estimated
Amortization
Period	Expense
Remainder of fiscal 2016	$2,128
Fiscal 2017	8,406
Fiscal 2018	7,960
Fiscal 2019	7,133
Fiscal 2020	5,563
Thereafter	17,863
Total	$49,053

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the acquisition method of accounting. Goodwill is not amortized, but instead goodwill is required to be tested for impairment annually and under certain circumstances. We perform such testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The following schedule presents the details of goodwill as of October 31, 2015 (in thousands):

Goodwill
Balance as of January 31, 2015	$4,850
Goodwill from Qforma CrowdLink acquisition	5,774
Goodwill from Zinc Ahead acquisition	84,335
Balance as of October 31, 2015	$94,959

Note 7.Accrued Expenses

Accrued expenses consisted of the following as of the dates shown (in thousands):

	October 31,	January 31,
	2015	2015
Accrued commissions	$1,606	$1,309
Accrued bonus	2,989	1,901
Accrued other compensation and benefits	5,333	3,287
Total accrued compensation and benefits	$9,928	$6,497

Accrued fees paid to salesforce.com	4,088	3,395
Accrued third-party professional services subcontractors fees	2,766	1,631
Sales taxes payable	772	1,666
Other accrued expenses	3,958	2,247
Total accrued expenses and other current liabilities	$11,584	$8,939

Note 8.	Fair Value Measurements

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of October 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$25,676	$—	$—	$25,676
Short-term investments
Asset-backed securities	—	6,336	—	6,336
Commercial paper	—	6,597	—	6,597
Corporate notes and bonds	—	37,449	—	37,449
U.S. agency obligations	—	157,441	—	157,441
U.S. treasury securities	—	23,051	—	23,051
Total	$25,676	$230,874	$—	$256,550

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

For the three months ended October 31, 2015 and 2014, our effective tax rates were 48.1% and 45.9%, respectively. During the three months ended October 31, 2015 as compared to the prior year period, our effective tax rate increased 2.2% primarily due to nondeductible acquisition costs, and foreign and domestic return to provision true ups, which are partially offset by a reduction in the domestic production activities deduction. The decrease in the domestic production activities deduction resulted from the current period stock option activity.

For the nine months ended October 31, 2015 and 2014, our effective tax rates were 42.2% and 43.8%, respectively. Our effective tax rate decreased 1.6% during the nine months ended October 31, 2015 as compared to the prior year period primarily due to an increase in the domestic production activities deduction for Fiscal 2016.

Note 10.	Stockholders’ Equity

Common Stock

As of October 31, 2015, we had 80,616,320 shares of Class A common stock and 52,170,094 shares of Class B common stock outstanding, of which 95,083 shares of Class B common stock were unvested, resulting from employees exercising stock options prior to vesting.

As of January 31, 2015, we had 64,729,479 shares of Class A common stock and 66,338,146 shares of Class B common stock outstanding, of which 195,833 shares of Class B common stock were unvested, resulting from employees exercising stock options prior to vesting.

Early Exercise of Employee Options

We historically have allowed for the early exercise of options granted under the 2007 Stock Plan (2007 Plan) prior to vesting. Historically, all such early exercises have been through cash payment. The unvested shares are subject to our repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options, and reclassified to common stock as our repurchase right lapses. At October 31, 2015, the amount of unvested shares and the aggregate price for those shares that were subject to repurchase were immaterial. At January 31, 2015 there were 195,833 unvested shares which were subject to repurchase at an aggregate price of approximately $0.1 million.

Stock Option Activity

A summary of stock option activity for the nine months ended October 31, 2015 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (in years)	value
Options outstanding at January 31, 2015	20,233,620	$4.18	7.7	$498,862,568
Options granted	619,800	26.91
Options exercised	(1,429,644)	2.90
Options forfeited/cancelled	(193,986)	9.92
Options outstanding at October 31, 2015	19,229,790	$4.95	7.1	$396,596,492
Options vested and exercisable at October 31, 2015	5,090,023	$3.33	6.3	$113,151,592
Options vested and exercisable at October 31, 2015 and expected to vest thereafter	18,355,846	$4.93	7.1	$378,969,871

There were no stock options granted during the three months ended October 31, 2015 and 619,800 stock options were granted during the nine months ended October 31, 2015. The weighted average grant-date fair value of options granted during the nine months ended October 31, 2015 was $12.36 per share.

As of October 31, 2015, there was $34.2 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under the 2007 Plan, 2012 Equity Incentive Plan and 2013 Equity Incentive Plan (2013 EIP). This cost is expected to be recognized over a weighted average period of 4.0 years.

As of October 31, 2015, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.

The total intrinsic value of options exercised was approximately $7.8 million and $34.6 million for the three and nine months ended October 31, 2015.

Restricted Stock Units

A summary of restricted stock unit (RSU) activity for the nine months ended October 31, 2015 is as follows:

		Weighted
	Unreleased	average
	Restricted	grant date
	Stock Units	fair value
Balance at January 31, 2015	965,972	$27.48
RSUs granted	1,578,288	26.59
RSUs vested	(292,681)	27.35
RSUs forfeited/cancelled	(183,024)	26.24
Balance at October 31, 2015	2,068,555	$26.93

During the three and nine months ended October 31, 2015, we issued RSUs under the 2013 EIP with a weighted-average grant date fair value of $25.68 and $26.59, respectively.

During the nine months ended October 31, 2015, in connection with the acquisition of Qforma CrowdLink, we issued 17,000 performance-based RSUs to certain employees. These performance-based RSUs will vest based on a service and performance-based vesting condition. The RSUs had an estimated value of $0.5 million on the date of grant. We currently estimate that the performance-based conditions will be achieved and as a result, the full grant date fair value of these RSUs are being accounted for as compensation expense over the vesting periods.

As of October 31, 2015, there was a total of $54.5 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 3.3 years.

Stock-Based Compensation

Compensation expense related to share-based transactions, including employee, consultant, and non-employee director stock option awards, is measured and recognized in the condensed consolidated financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The stock-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four to nine years. For restricted stock awards, fair value is based on the closing price of our common stock on the grant date.

Our option-pricing model requires the input of subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

There were no stock options granted during the three months ended October 31, 2015. The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Volatility	—	49%	45% – 46%	48% – 50%
Expected term (in years)	—	6.00	5.50 – 6.32	6.00 – 6.32
Risk-free interest rate	—	1.90%	1.69% – 1.84%	1.85% – 1.94%
Dividend yield	—	—%	—%	—%

There was no stock-based compensation capitalized for internal-use software during the three months ended October 31, 2015. The amounts of stock-based compensation capitalized for internal-use software during the nine months ended October 31, 2015 and for the three and nine months ended October 31, 2014 were immaterial.

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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2015		2014		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$6,156	$4,326	$4,358	$5,900	$20,545	$16,325	$8,630	$18,427
Undistributed earnings allocated to participating securities	(5)	(4)	(25)	(35)	(21)	(17)	(66)	(140)
Net income attributable to common stockholders, basic	$6,151	$4,322	$4,333	$5,865	$20,524	$16,308	$8,564	$18,287
Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	77,759	54,654	54,897	74,315	73,405	58,326	40,454	86,382
Net income per share attributable to common stockholders, basic	$0.08	$0.08	$0.08	$0.08	$0.28	$0.28	$0.21	$0.21

Diluted
Numerator
Net income attributable to common stockholders, basic	$6,151	$4,322	$4,333	$5,865	$20,524	$16,308	$8,564	$18,287
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	4,322	—	5,865	—	16,308	—	18,287	—
Reallocation of net income to Class B common stock	—	537	—	453	—	1,867	—	1,025
Net income attributable to common stockholders, diluted	$10,473	$4,859	$10,198	$6,318	$36,832	$18,175	$26,851	$19,312
Denominator
Number of shares used for basic EPS computation	77,759	54,654	54,897	74,315	73,405	58,326	40,454	86,382
Conversion of Class B to Class A common stock	54,654	—	74,315	—	58,326	—	86,382	—
Effect of potentially dilutive common shares	12,650	12,650	15,077	15,077	13,178	13,178	17,246	17,246
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	145,063	67,304	144,289	89,392	144,909	71,504	144,082	103,628
Net income per share attributable to common stockholders, diluted	$0.07	$0.07	$0.07	$0.07	$0.25	$0.25	$0.19	$0.19

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	1,381,629	767,413	891,148	332,458

Note 12.	Commitments and Contingencies

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

From time to time, we may be involved in legal proceedings and subject to claims incident to the ordinary course of business. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any legal proceedings, the outcome of which, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial position. Regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce Platform in combination with our developed technology to deliver our Veeva CRM solution, including hosting infrastructure and data center operations provided by salesforce.com. On March 3, 2014, we extended the term of the Value-Added Reseller Agreement for an additional ten years through September 1, 2025 and amended our minimum order commitments. As of October 31, 2015, we remained obligated to pay fees of at least $424.7 million prior to September 1, 2025 in connection with this agreement.

Additionally, Zinc Ahead, a recently acquired business, has an authorized OEM agreement with VYRE Limited for use and resale of certain proprietary products used for digital asset management in combination with the Zinc Ahead product offerings. As of October 31, 2015, we remain obligated to pay a minimum fee of $0.2 million annually through June 2019 pursuant to this agreement.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Revenues by geography
North America	$59,344	$46,056	$162,915	$125,399
Europe and other	29,003	22,326	79,561	58,919
Asia Pacific	18,574	15,443	52,475	41,892
Total revenues	$106,921	$83,825	$294,951	$226,210

Long-lived assets by geographic area are as follows as of the date shown (in thousands):

	October 31	January 31,
	2015	2015
Long-lived assets by geography
North America	$45,057	$27,213
Europe and other	1,857	538
Asia Pacific	520	452
Total long-lived assets	$47,434	$28,203

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Veeva is a leading provider of cloud-based software solutions and data for the global life sciences industry. We were founded in 2007 on the premise that industry-specific business problems would best be addressed by tailored cloud solutions, an approach referred to as industry cloud. All of our solutions are designed to address the unique requirements of the life sciences industry, while enabling life sciences companies to realize the benefits of a cloud delivery model and modern mobile applications for their most critical business functions—commercial operations and research and development. We offer solutions for multichannel customer relationship management, regulated content management and collaboration, customer master data management, and data and data services that meet the specialized functional and compliance needs of life sciences companies.

Veeva CRM was our first commercially available solution and has made up the vast majority of our revenue historically. For instance, in our fiscal year ended January 31, 2015, we derived approximately 89% of our subscription services revenues and 84% of our total revenues from our core sales automation solution, Veeva CRM, and the other multichannel CRM solutions that are complementary to Veeva CRM. The contribution of subscription services revenues and total revenues associated with Veeva Vault, Veeva Network and Veeva’s data offerings is expected to increase as a percentage of our subscription services and total revenues going forward. However, we have less experience selling Veeva Vault, Veeva Network, Veeva’s data offerings and our newer commercial applications that complement Veeva CRM. To the extent that these more recently introduced solutions do not achieve significant market acceptance, our business and results of operations may be adversely affected.

Additionally, on September 29, 2015, we completed our acquisition of the companies referred to as “Zinc Ahead,” which is a provider of commercial content management solutions, in an all-cash transaction. The Zinc Ahead acquisition was our largest acquisition to date. We expect this acquisition to support the continued growth of our commercial content management solutions, but we may encounter difficulties integrating the Zinc Ahead business and we may not retain existing Zinc Ahead customers and key Zinc Ahead employees to the extent we expect, which could adversely affect our business.

For the nine months ended October 31, 2015 and 2014, our total revenues were $295.0 million and $226.2 million, respectively, representing period-over-period growth in total revenues of 30%. For the nine months ended October 31, 2015 and 2014, our subscription services revenues were $225.9 million and $166.5 million, respectively, representing period-over-period growth in subscription services revenues of 36%. We expect the growth rate of our total revenues and subscription services revenues to slightly decline in future periods. We generated net income of $36.9 million and $27.1 million for the nine months ended October 31, 2015 and 2014, respectively.

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

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and from maintenance and hosting fees associated with certain historical Zinc Ahead arrangements. Professional services revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. For the nine months ended October 31, 2015, subscription services revenues constituted 77% of total revenues and professional services and other revenues constituted 23% of total revenues.

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

With respect to our recently acquired Zinc Ahead business, we have not established stand-alone value for professional services and, therefore, we account for multiple element arrangements as a combined unit of accounting.  As a result, professional services revenues for our Zinc Ahead business, when delivered as part of a multiple element arrangement, are generally recognized ratably over the term of the associated subscription services.

Cost of Revenues

Cost of subscription services revenues for all of our solutions consists of expenses related to third-party data centers, personnel related costs associated with hosting our subscription services and providing support, including our data stewards, operating lease expense associated with computer equipment and software and allocated overhead, amortization expense associated with capitalized internal-use software related to our subscription services and amortization expense associated with purchased intangibles related to our subscription services. Cost of subscription services revenues for Veeva CRM and certain of our related multichannel CRM solutions also include fees paid to salesforce.com, inc. for our use of the Salesforce1 Platform and the associated hosting infrastructure and data center operations that are provided by salesforce.com. We intend to continue to invest additional resources in our subscription services to broaden our product offerings and increase our delivery capacity. For example, we may add or expand third-party data center capacity in the future and continue to make investments in the availability and security of our solutions. The timing of when we incur these additional expenses will affect our cost of revenues in absolute dollars in the affected periods.

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

Research and Development. Research and development expenses consist primarily of employee-related expenses, third-party consulting fees and allocated overhead, offset by any internal-use software development costs capitalized during the same period. We continue to focus our research and development efforts on adding new features and applications, increasing the functionality and enhancing the ease of use of our cloud-based applications.

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	For the three months ended October 31,		For the nine months ended October 31,
	2015	2014	2015	2014
	(in thousands)
Condensed Consolidated Statements of Income Data:
Revenues:
Subscription services	$81,736	$61,435	$225,910	$166,528
Professional services and other	25,185	22,390	69,041	59,682
Total revenues	106,921	83,825	294,951	226,210
Cost of revenues(1):
Cost of subscription services	18,273	14,409	50,965	39,795
Cost of professional services and other	18,739	16,007	51,505	44,707
Total cost of revenues	37,012	30,416	102,470	84,502
Gross profit	69,909	53,409	192,481	141,708
Operating expenses(1):
Research and development	17,667	10,635	45,879	29,414
Sales and marketing	20,345	14,251	53,898	40,875
General and administrative	11,797	8,582	29,326	22,136
Total operating expenses	49,809	33,468	129,103	92,425
Operating income	20,100	19,941	63,378	49,283
Other income (expense), net	110	(989)	428	(1,120)
Income before income taxes	20,210	18,952	63,806	48,163
Provision for income taxes	9,728	8,694	26,936	21,106
Net income	$10,482	$10,258	$36,870	$27,057

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$149	$74	$396	$181
Cost of professional services and other	1,042	549	2,757	1,711
Research and development	2,021	942	5,047	2,703
Sales and marketing	1,932	754	4,807	2,290
General and administrative	1,547	1,266	4,094	3,356
Total stock-based compensation	$6,691	$3,585	$17,101	$10,241

	For the three months ended October 31,		For the nine months ended October 31,
	2015	2014	2015	2014
Condensed Consolidated Statements of Income Data:
Revenues:
Subscription services	76.4%	73.3%	76.6%	73.6%
Professional services and other	23.6	26.7	23.4	26.4
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of subscription services	17.1	17.2	17.3	17.6
Cost of professional services and other	17.5	19.1	17.5	19.8
Total cost of revenues	34.6	36.3	34.8	37.4
Gross profit	65.4	63.7	65.2	62.6
Operating expenses:
Research and development	16.5	12.7	15.5	13.0
Sales and marketing	19.0	17.0	18.3	18.0
General and administrative	11.1	10.2	9.9	9.8
Total operating expenses	46.6	39.9	43.7	40.8
Operating income	18.8	23.8	21.5	21.8
Other income (expense), net	0.1	(1.2)	0.1	(0.5)
Income before income taxes	18.9	22.6	21.6	21.3
Provision for income taxes	9.1	10.4	9.1	9.3
Net income	9.8%	12.2%	12.5%	12.0%

Revenues

	For the three months ended October 31,			For the nine months ended October 31,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
Revenues:
Subscription services	$81,736	$61,435	33%	$225,910	$166,528	36%
Professional services and other	25,185	22,390	12	69,041	59,682	16
Total revenues	$106,921	$83,825	28	$294,951	$226,210	30

Percentage of revenues:
Subscription services	76%	73%		77%	74%
Professional services and other	24	27		23	26
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended October 31, 2015 increased $23.1 million from the prior year period, of which $20.3 million was from growth in subscription services revenues. Excluding the impact of the Zinc Ahead acquisition, three percent of the increase in subscription services revenues was attributable to orders from existing customers that were placed on or prior to October 31, 2014 and the renewal of such orders through October 31, 2015. Ninety-seven percent of the increase in subscription services revenues was attributable to orders placed after October 31, 2014 by existing customers and new customers. New orders from existing customers consisted of expanded use of our solutions within a given customer and the addition of solutions not previously utilized by a given customer. The Zinc Ahead acquisition contributed $1.5 million in subscription services revenue for the three months ended October 31, 2015. Subscription services revenues from North America, as measured by the estimated location of the end users for subscription services, made up 53% of subscription services revenues in both the three months ended October 31, 2015 and October 31, 2014.  Subscription services revenues were 76% of total revenues for the three months ended October 31, 2015, compared to 73% of total revenues for the three months ended October 31, 2014, reflecting the shift in revenue mix we discuss above in the “Key factors affecting our performance”.

Professional services and other revenues for the three months ended October 31, 2015 increased $2.8 million from the prior year period. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services, and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The Zinc Ahead acquisition contributed $0.2 million in professional services and other revenue for the three months ended October 31, 2015. Professional services revenues from North America, as measured by the estimated location of the user for which the services were performed, made up 63% of professional services revenues in the three months ended October 31, 2015 and 59% of professional services revenues in the three months ended October 31, 2014. This shift in geographic revenue mix was primarily driven by a greater number of Vault deployments in North America.

Total revenues for the nine months ended October 31, 2015 increased $68.7 million from the prior year period, of which $59.4 million was from growth in subscription services revenues. Excluding the impact of the Zinc Ahead acquisition, thirty-three percent of the increase in subscription services revenues was attributable to orders from existing customers that were placed on or prior to October 31, 2014 and the renewal of such orders through October 31, 2015. Sixty-seven percent of the increase in subscription services revenues was attributable to orders placed after October 31, 2014 by existing customers and new customers. New orders from existing customers consisted of expanded use of our solutions within a given customer and the addition of solutions not previously utilized by a given customer. The Zinc Ahead acquisition contributed $1.5 million in subscription services revenue for the nine months ended October 31, 2015. Subscription services revenues from North America, as measured by the estimated location of the end users for subscription services, made up 53% of subscription services revenues in the nine months ended October 31, 2015 and 54% of subscription services revenues in the nine months ended October 31, 2014. This shift in geographic revenue mix was primarily due to the more rapid rate of revenue growth from deployments in Europe as compared to North America.

Subscription services revenues were 77% of total revenues for the nine months ended October 31, 2015, compared to 74% of total revenues for the nine months ended October 31, 2014, reflecting the shift in revenue mix we discuss above in the “Key factors affecting our performance.”

Professional services and other revenues for the nine months ended October 31, 2015 increased $9.3 million from the prior year period. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services, and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The Zinc Ahead acquisition contributed $0.2 million in professional services and other revenue for the nine months ended October 31, 2015. Professional services revenues from North America, as measured by the estimated location of the user for which the services were performed, made up 62% of professional services revenues in the nine months ended October 31, 2015 and 58% of professional services revenues in the nine months ended October 31, 2014. This shift in geographic revenue mix was primarily driven by a greater number of Vault deployments in North America.

Cost of Revenues and Gross Profit

	For the three months ended October 31,			For the nine months ended October 31,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$18,273	$14,409	27%	$50,965	$39,795	28%
Cost of professional services and other	18,739	16,007	17	51,505	44,707	15
Total cost of revenues	$37,012	$30,416	22	$102,470	$84,502	21

Gross margin percentage:
Subscription services	78%	77%		77%	76%
Professional services and other	26	29		25	25
Total gross margin percentage	65%	64%		65%	63%
Gross profit	$69,909	$53,409	31%	$192,481	$141,708	36%

Cost of revenues for the three months ended October 31, 2015 increased $6.6 million from the prior year period, of which $3.9 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of users of our core Veeva CRM subscription services, which drove an increase of $1.8 million in fees paid to salesforce.com. Additionally, employee compensation-related costs increased $0.5 million primarily due to increased headcount, including headcount from the Zinc Ahead acquisition, and server costs increased $0.5 million due to our ongoing investment in our data centers. We expect cost of subscription services revenues to increase in absolute dollars in the near term, as we expect our subscription services revenues to increase from the renewal of existing orders and the execution of new orders.

Cost of professional services and other revenues for the three months ended October 31, 2015 increased $2.7 million from the prior year period, primarily due to a $1.9 million increase in employee compensation-related costs (which includes the impact of an increase of $0.5 million in stock-based compensation) primarily due to increased headcount, including headcount from the Zinc Ahead acquisition, and a $0.7 million increase in third-party subcontractor costs. We expect cost of professional services and other revenues to increase as we add personnel, including headcount from the Zinc Ahead acquisition, to our professional services organization worldwide.

Gross profit as a percentage of total revenues for the three months ended October 31, 2015 and 2014 was 65% and 64%, respectively. The increase compared to the prior year period is largely due to an increase in the proportion of total revenues attributable to subscription services revenues as compared to professional services and other revenues, which have higher gross margins, and the continued growth of our Veeva Vault, Veeva Network, and our newer commercial applications that compliment Veeva CRM, all of which have a slightly higher gross margin profile relative to our core Veeva CRM product.

Cost of revenues for the nine months ended October 31, 2015 increased $18.0 million from the prior year period, of which $11.2 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of users of our subscription services, which drove an increase of $6.6 million in fees paid to salesforce.com. Additionally, employee compensation-related costs increased $1.3 million primarily due to increased headcount, including headcount from the Zinc Ahead acquisition, and a $1.5 million increase in server costs.

Cost of professional services and other revenues for the nine months ended October 31, 2015 increased $6.8 million from the prior year period, primarily due to a $4.3 million increase in employee compensation-related costs (which includes the impact of an increase of $1.0 million in stock-based compensation) primarily due to increased headcount, including headcount from the Zinc Ahead acquisition, and a $2.6 million increase in third-party subcontractor costs. These increases were partially offset by a $0.5 million decrease in billable travel as compared to the prior year period.

Gross profit as a percentage of total revenues for the nine months ended October 31, 2015 and 2014 was 65% and 63%, respectively. The increase compared to the prior year period is largely due to an increase in the proportion of total revenues attributable to subscription services revenues as compared to professional services and other revenues, which have higher gross margins, and the continued growth of our Veeva Vault, Veeva Network, and our newer commercial applications that compliment Veeva CRM, all of which have a slightly higher gross margin profile relative to our core Veeva CRM product.

Operating Expenses and Operating Margin

Operating expenses include research and development, sales and marketing and general and administrative expenses. As we continue to invest in our growth through hiring, and as we realize the full impact of the additional headcount and operating expenses associated with the Zinc Ahead business, we expect operating expenses to increase in absolute dollars and as a percentage of revenue in the near term which may result in a slight decrease in our operating margin.

Research and Development

	For the three months ended October 31,			For the nine months ended October 31,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
Research and development	$17,667	$10,635	66%	$45,879	$29,414	56%
Percentage of total revenues	17%	13%		16%	13%

Research and development expenses for the three months ended October 31, 2015 increased $7.0 million from the prior year period, primarily due to an increase of $5.3 million in employee compensation-related costs (which includes the impact of an increase of $1.1 million in stock-based compensation) resulting from increased headcount during the period, including headcount from the Zinc Ahead acquisition. The expansion of our headcount in this area is to support the increasing number of products that are under development across our solution offerings, and to a lesser extent headcount from the Zinc Ahead acquisition. We also had an increase in facility related expenses of $0.4 million primarily resulting from of the move into our new corporate headquarters.

Research and development expenses for the nine months ended October 31, 2015 increased $16.5 million from the prior year period, primarily due to an increase of $13.0 million in employee compensation-related costs (which includes the impact of an increase of $2.3 million in stock-based compensation) primarily due to increased headcount, including headcount from the Zinc Ahead acquisition. The expansion of our headcount in this area is to support the increasing number of products that are under development across our solution offerings, and to a lesser extent headcount from the Zinc Ahead acquisition. We also had an increase in facility-related expenses of $0.6 million primarily resulting from the move into our new corporate headquarters.

We expect research and development expenses to increase in absolute dollars in the near term. This is, primarily due to higher headcount, including headcount from the Zinc Ahead acquisition, as we continue to add developers and invest in our solutions, and the full impact of the additional research and development headcount and expenses associated with the Zinc Ahead business.

Sales and Marketing

	For the three months ended October 31,			For the nine months ended October 31,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
Sales and marketing	$20,345	$14,251	43%	$53,898	$40,875	32%
Percentage of total revenues	19%	17%		18%	18%

Sales and marketing expenses for the three months ended October 31, 2015 increased $6.1 million from the prior year period, primarily due to an increase of $4.2 million in employee compensation-related costs (which includes the impact of an increase of $1.2 million in stock-based compensation, primarily due to increased headcount, including headcount from the Zinc Ahead acquisition), a $0.4 million increase in travel-related costs and a $0.4 million increase in marketing program costs.

Sales and marketing expenses for the nine months ended October 31, 2015 increased $13.0 million from the prior year period, primarily due to an increase of $9.2 million in employee compensation-related costs (which includes the impact of an increase of $2.5 million in stock-based compensation, primarily due to increased headcount, including headcount from the Zinc Ahead acquisition, and an increase of $0.8 million in sales commissions resulting from the sales growth for the same comparative periods), a $1.0 million increase in travel-related costs and a $1.0 million increase in marketing program costs.

We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily due to higher headcount to support our sales and marketing efforts associated with our newer solutions, our continued expansion of our international sales capacity across all our solutions, and the full impact of the additional sales and marketing headcount and expenses associated with the Zinc Ahead business.

General and Administrative

	For the three months ended October 31,			For the nine months ended October 31,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
General and administrative	$11,797	$8,582	37%	$29,326	$22,136	32%
Percentage of total revenues	11%	10%		10%	10%

General and administrative expenses for the three months ended October 31, 2015 increased $3.2 million from the prior year period, primarily due to increases of $1.4 million in employee compensation-related costs primarily due to increased headcount, including headcount from the Zinc Ahead acquisition, and $1.8 million in one-time acquisition-related transaction costs for the Zinc Ahead acquisition.

General and administrative expenses for the nine months ended October 31, 2015 increased $7.2 million from the prior year period, primarily due to increases of $3.3 million in employee compensation-related costs (which includes the impact of an increase of $0.7 million in stock-based compensation) primarily due to increased headcount, including headcount from the Zinc Ahead acquisition, $1.8 million in one-time acquisition-related transaction costs for the Zinc Ahead acquisition, a $0.8 million increase in third-party accounting professional services costs and $0.7 million related to the early termination of the lease for our former headquarters building.

We expect general and administrative expenses to slightly increase in absolute dollars in the near term, primarily due to higher headcount, additional expenses, such as professional services from third-party providers, increased administrative support to our expanding foreign operations, and the full impact of the additional general and administrative headcount and expenses associated with the Zinc Ahead business.

Other Income (Expense), Net

	For the three months ended October 31,			For the nine months ended October 31,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
Other income (expense), net	$110	$(989)	NM	$428	$(1,120)	NM

Other income for the three months ended October 31, 2015 increased $1.1 million from the prior year period, primarily due to an increase of $0.7 million in foreign currency gain and an increase of $0.4 million in interest income. The foreign currency gain, resulting primarily from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded, was driven by the stabilization in the value of the Euro to the U.S. Dollar as compared to the prior year where there was a decline in value of the Euro to the U.S. Dollar. Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pounds Sterling, Japanese Yen and Chinese Yuan.

Other income for the nine months ended October 31, 2015 increased $1.5 million from the prior year period, primarily due to an increase of $1.4 million in interest income and an increase of $0.7 million in foreign currency gain, offset by an increase of $0.6 million in investment amortization. The higher interest income and investment amortization compared to the prior year period was primarily attributable to our higher cash equivalent and short-term investment balances. The foreign currency gain was driven by the stabilization in the value of the Euro and Japanese Yen to the U.S. Dollar as compared to the prior year where there was a decline in value of the Euro and Japanese Yen to the U.S. Dollar.

Provision for Income Taxes

	For the three months ended October 31,			For the nine months ended October 31,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
Income before income taxes	$20,210	$18,952	7%	$63,806	$48,163	32%
Provision for income taxes	9,728	8,694	12	26,936	21,106	28
Effective tax rate	48.1%	45.9%		42.2%	43.8%

Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that incur a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to foreign earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, equity compensation and the U.S. domestic production activity deduction. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation. Differing tax rates in various jurisdictions could harm our results of operations and financial condition by increasing our overall tax rate.

For the three months ended October 31, 2015 and 2014, our effective tax rates were 48.1% and 45.9%, respectively. During the three months ended October 31, 2015 as compared to the prior year period, our effective tax rate increased 2.2% primarily due to nondeductible acquisition costs, and foreign and domestic return to provision true-ups, which are partially offset by a reduction in the domestic production activities deduction.  The decrease in the domestic production activities deduction resulted from the current period stock option activity.

For the nine months ended October 31, 2015 and 2014, our effective tax rates were 42.2% and 43.8%, respectively. During the nine months ended October 31, 2015 as compared to the prior year period, our effective tax rate decreased 1.6% primarily due to an increase in the domestic production activities deduction for Fiscal 2016.

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

We define non-GAAP operating income as our operating income, as reported on our condensed consolidated statement of comprehensive income, excluding the portions of stock-based compensation, amortization of purchased intangibles, capitalization of expenses associated with development of internal-use software and the subsequent amortization of the capitalized expenses that are included in cost of revenues and operating expenses.

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

The following table reconciles the specific items excluded from GAAP net income in the calculation of non-GAAP net income and non-GAAP net income per share for the periods shown below:

	For the three months ended October 31,		For the nine months ended October 31,
	2015	2014	2015	2014
Operating income on a GAAP basis	$20,100	$19,941	$63,378	$49,283
Stock-based compensation expense	6,691	3,585	17,101	10,241
Amortization of purchased intangibles	1,153	412	2,242	1,237
Capitalization of internal-use software	—	(80)	(194)	(300)
Amortization of internal-use software	207	216	587	632
Operating income on a non-GAAP basis	$28,151	$24,074	$83,114	$61,093

Net income on a GAAP basis	$10,482	$10,258	$36,870	$27,057
Stock-based compensation expense	6,691	3,585	17,101	10,241
Amortization of purchased intangibles	1,153	412	2,242	1,237
Capitalization of internal-use software	—	(80)	(194)	(300)
Amortization of internal-use software	207	216	587	632
Income tax effect on non-GAAP adjustments	(1,629)	(713)	(4,376)	(2,450)
Net income on a non-GAAP basis	$16,904	$13,678	$52,230	$36,417

Net income allocated to participating securities on a GAAP basis	$(9)	$(60)	$(38)	$(206)
Net income allocated to participating securities from non-GAAP adjustments	(6)	(20)	(15)	(71)
Net income allocated to participating securities on a non-GAAP basis	(15)	(80)	(53)	(277)
Net income attributable to common stockholders on a non-GAAP basis	$16,889	$13,598	$52,177	$36,140

Diluted net income per share on a GAAP basis	$0.07	$0.07	$0.25	$0.19
Stock-based compensation expense	0.05	0.02	0.12	0.07
Amortization of purchased intangibles	0.01	—	0.02	0.01
Capitalization of internal-use software	—	—	—	—
Amortization of internal-use software	—	—	—	—
Income tax effect on non-GAAP adjustments	(0.01)	—	(0.03)	(0.02)
Diluted net income per share on a non-GAAP basis	$0.12	$0.09	$0.36	$0.25

Liquidity and Capital Resources

	For the three months ended October 31,		For the nine months ended October 31,
	2015	2014	2015	2014
	(in thousands)
Net cash provided by operating activities	$19,735	$34,256	$76,708	$68,994
Net cash used in investing activities	(34,155)	(52,022)	(110,563)	(262,785)
Net cash provided by financing activities	3,185	9,800	13,110	63,491
Effect of exchange rate changes on cash and cash equivalents	53	(15)	86	(72)
Net change in cash and cash equivalents	$(11,182)	$(7,981)	$(20,659)	$(130,372)

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents and short-term investments, as well as cash flows generated from our operations. As of October 31, 2015, our cash, cash equivalents and short-term investments totaled $339.5 million, of which $11.3 million represented cash and cash equivalents held outside of the United States. As of October 31, 2014, our cash, cash equivalents and short-term investments totaled $392.9 million, of which $13.5 million represented cash and cash equivalents held outside of the United States. Non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States and, therefore, no U.S. current or deferred taxes have been accrued related to these balances. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the United States. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

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

Net cash provided by operating activities was $19.7 million for the three months ended October 31, 2015. Our cash provided by operating activities during the three months ended October 31, 2015 primarily reflected our net income of $10.5 million, adjustments for non-cash charges of $9.5 million, offset by net changes in our operating assets and liabilities of $0.3 million. Non-cash charges included $6.7 million of stock-based compensation expense, $2.5 million of depreciation and amortization expense, and $0.7 million of amortization of premiums on short-term investments. The net changes in operating assets and liabilities included an $11.6 million decrease in deferred revenue resulting primarily from the timing of annual renewal billings and a $2.7 million increase in accounts receivable related to the timing of billings and collections. These sources of cash were partially offset by a $6.3 million decrease in our prepaid expenses and other current and long-term assets which primarily relates to the timing around a prepaid tax payment made during the prior period, a $3.3 million increase in accrued expenses and other current liabilities, and a $2.8 million increase in our income tax obligations related to the timing of tax payments and receivables.

Net cash provided by operating activities was $76.7 million for the nine months ended October 31, 2015. Our cash provided by operating activities during the nine months ended October 31, 2015 primarily reflected our net income of $36.9 million, adjustments for non-cash charges of $24.1 million, and net changes in our operating assets and liabilities of $15.8 million. Non-cash charges included $17.1 million of stock-based compensation expense, $4.8 million of depreciation and amortization expense, and $2.2 million of amortization of premiums on short-term investments. The net changes in operating assets and liabilities included a $22.8 million decrease in accounts receivable related to the timing of billings and collections, a $3.6 million increase in accrued expenses and other current liabilities, and a $2.6 million increase in our income tax obligations related to the timing of tax payments and receivables. These sources of cash were partially offset by a $15.4 million decrease in deferred revenue resulting primarily from the timing of annual renewal billings.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for acquisition of businesses and to purchase marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth, including the build-out of our new corporate headquarters located in Pleasanton, California.

Net cash used in investing activities was $34.2 million for the three months ended October 31, 2015 resulting primarily from $116.5 million in cash used for the acquisition of the Zinc Ahead business, net of cash acquired, a $0.3 million settlement of escrow from the Qforma CrowdLink acquisition, $4.6 million cash used for purchases of property and equipment primarily for the build-out of our new corporate headquarters, offset by $86.6 million provided from net maturities of marketable securities.

Net cash used in investing activities was $110.6 million for the nine months ended October 31, 2015 resulting primarily from $126.2 million in net cash used for the acquisition of the Zinc Ahead and Qforma CrowdLink businesses and $19.0 million in cash used for purchases of property and equipment, which primarily includes the build-out of our new corporate headquarters, offset by $35.4 million provided from net maturities of marketable securities.

Cash Flows from Financing Activities

The cash flows from financing activities relate to excess tax benefits from our stock plans and stock option exercises.

Net cash provided by financing activities was $3.2 million for the three months ended October 31, 2015 resulting from $1.8 million in excess tax benefits from our employee stock plans, and $1.4 million in proceeds from the exercise of employee stock options.

Net cash provided by financing activities was $13.1 million for the nine months ended October 31, 2015 resulting from $9.0 million in excess tax benefits from our employee stock plans, and $4.1 million from employees participating in the employee stock plans.

Commitments

Our principal commitments primarily consist of obligations for minimum payment commitments to salesforce.com, leases for office space and a minimum payment commitment to VYRE Limited. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. Additionally, Zinc Ahead, a recently acquired business, has an authorized OEM agreement with VYRE Limited for use and resale of certain proprietary products used for digital asset management in combination with the Zinc Ahead product offerings. As of October 31, 2015, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Purchase commitments	$425,462	$4,769	$400	$170,293	$250,000
Operating lease obligations	9,806	882	4,463	2,788	1,673
Total	$435,268	$5,651	$4,863	$173,081	$251,673

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

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Japanese Yen. Revenues outside of North America as a percentage of total revenues were approximately 45% for both the three months ended October 31, 2015 and 2014. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the three and nine months ended October 31, 2015, we had a foreign currency loss of $0.6 million and $1.0 million, respectively and a loss of $1.3 million and $1.7 million for the three and nine months ended October 31, 2014, respectively.

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

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $339.5 million as of October 31, 2015. This amount was invested primarily in U.S. agency obligations, corporate notes and bonds, money market funds, U.S. treasury securities, asset-backed securities, and commercial paper. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase of 100-basis points in interest rates would have resulted in a $1.5 million market value reduction in our investment portfolio as of October 31, 2015. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $0.9 million as of October 31, 2015. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Criterion Capital Section 16(b) Matter Seeking Disgorgement Short-swing Profits on Behalf of Veeva.

On June 24, 2015, a purported stockholder filed a complaint pursuant to Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) in the U.S. District Court for the Southern District of New York against Criterion Capital Management, LLC, Criterion Capital Partners Master Fund, L.P., Criterion Capital Partners Master Fund GP, Ltd., Criterion Horizons Master Fund, L.P., Criterion Horizons Master Fund GP, Ltd., Criterion Vista Master Fund GP, L.P., Christopher H. Lord, David Riley, Tomoko Fortune (the “Criterion Defendants”), and Veeva Systems Inc. as nominal defendant (Greenfield v. Criterion Capital Mgmt., LLC et al. (15-CV-4937)).  Thereafter, on August 3, 2015, the case was transferred to the U.S. District Court for the Northern District of California (15-CV-3583).

The action is purportedly brought on behalf of us and alleges that between March and December 2014 and in 2015, the Criterion Defendants purchased and sold our securities which resulted in illicit profits that are allegedly subject to disgorgement under the short-swing trading proscriptions in Section 16(b) of the Exchange Act.  Due to the alleged failure by the Criterion Defendants to comply with their reporting obligations under the Exchange Act, the complaint does not specify the precise amount of alleged trades subject to disgorgement, other than estimating that the amount of profits in 2014 subject to disgorgement is in the “millions,” and the amount of profits in 2015 “total at least $500,000.”  The complaint seeks disgorgement of any and all short-swing profits on behalf of us, plus attorneys’ fees and expenses. The complaint does not seek damages of any kind from us.

On November 19, 2015, the Criterion Defendants moved to dismiss the complaint. A hearing on the Criterion Defendants’ motion to dismiss is currently scheduled for February 10, 2016. We did not join the Criterion Defendants in filing a motion to dismiss, and, pursuant to Court order, are not required to answer the complaint until after the Court has ruled on the Criterion Defendants’ motion to dismiss.

We have engaged counsel to conduct our own investigation into whether the claims against the Criterion Defendants have merit.  Our investigation is currently underway.

From time to time, we may be involved in other legal proceedings and subject to claims incident to the ordinary course of business. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any legal proceedings, the outcome of which, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial position. Regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

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

In our fiscal years ended January 31, 2013, 2014 and 2015, our total revenues grew by 111%, 62% and 49%, respectively, as compared to total revenues from the prior fiscal years. In our fiscal quarter ended October 31, 2015, our total revenues grew by 28% as compared to the same quarterly period from our prior fiscal year. We expect the growth rate of our revenues to decline in future periods which may adversely impact the value of our Class A common stock.

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

In our fiscal year ended January 31, 2015, we derived approximately 89% of our subscription services revenues and 84% of our total revenues from our Veeva CRM solutions, and our core CRM solution has achieved substantial penetration within the sales teams of pharmaceutical and biotechnology companies. If our efforts to sustain or further increase the use and adoption of our Veeva CRM solutions do not succeed, the growth rate of our revenues may decline.

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

If our newer solutions, including Veeva Vault, Veeva Network, Veeva’s data offerings and our newer commercial applications that complement Veeva CRM, are not successfully adopted by new and existing customers, the growth rate of our revenues and operating results will be adversely affected.

Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including Veeva Vault, Veeva Network, Veeva’s data offerings and our newer commercial applications that complement Veeva CRM. These solutions were recently introduced and although combined revenues related to Veeva Vault, Veeva Network, and Veeva’s data offerings made up approximately 11% and 16% of our subscription services revenues and total revenues, respectively, in the year ended January 31, 2015, and greater than 25% of our total revenues in the three months ended October 31, 2015, it is uncertain whether these solutions will continue to grow as a percentage of revenues at a significant pace. It may take us significant time and we may incur significant expense to effectively market and sell these solutions, or to develop other new solutions and make enhancements to our existing solutions. If Veeva Vault, Veeva Network, Veeva’s data offerings or our newer commercial applications that complement Veeva CRM do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results may be adversely affected.

Our revenue from professional services fees is volatile and may not increase from quarter to quarter or at all.

We derive a significant portion of our revenue from professional services fees. Our professional services revenues fluctuate from quarter to quarter as a result of the achievement of milestones in our professional services arrangements, and the requirements, complexity and timing of our customers’ implementation projects. Generally, a customer’s ongoing need for professional services with respect to one or more of our solutions decreases as the implementation and full deployment of such solutions is completed. Our customers may also choose to use third parties rather than us for certain professional services related to our solutions. As a result of these and other factors, our professional services revenues may not increase on a quarterly basis in the future or at all.

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

In our fiscal years ended January 31, 2013, 2014 and 2015, our top 10 customers accounted for 54%, 56% and 54% of our total revenues, respectively, and in our fiscal quarter ended October 31, 2015, our top 10 customers accounted for 50% of our total revenues. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers. The loss of any of our key customers, or a failure of one or more of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenues, reputation and our ability to obtain new customers. In addition, acquisitions of our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We have in the past acquired and may in the future seek to acquire or invest in businesses, solutions or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. For instance, we recently acquired the key opinion leader business and products of Qforma, Inc., Mederi AG and other affiliated entities through a combination of stock and asset purchases. Further, on September 29, 2015, we completed our acquisition of Zinc Ahead, for a total closing consideration of approximately $119.6 million in cash. In addition, the agreement calls for $10.0 million payable at a rate of one-third per year to employee shareholders and option holders of Zinc Ahead who remain employed with us.

We have limited experience in acquiring other businesses. We may not be able to successfully integrate the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;
•	unanticipated costs or liabilities associated with the acquisition;
•	incurrence of acquisition-related costs;
•	difficulty integrating the accounting systems, operations and personnel of the acquired business;
•

problems arising from differences in applicable accounting standards or practices of the acquired business (for instance, non-U.S. businesses, like the Zinc Ahead business, may not be accustomed to preparing their financial statements in accordance with GAAP) or difficulty identifying and correcting deficiencies in the internal controls over financial reporting of the acquired business;

•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•

difficulty converting the customers of the acquired business onto our solutions and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

•	diversion of management’s attention from other business concerns;
•	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;
•	difficulty in retaining key personnel of the acquired business;
•

the possibility of investigation by, or the failure to obtain required approvals from, governmental authorities on a timely basis, if at all, under various regulatory schemes, including competition laws, which could, among other things, delay or prevent us from completing a transaction, subject the transaction to divestiture after a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of the acquisition;

•	use of resources that are needed in other parts of our business; and
•	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. Acquisitions may also result in purchase accounting adjustments, write-offs and restructuring charges which may negatively affect our results.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

Additionally, the pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

Substantially all of our revenues are generated by sales to customers in the life sciences industry, and factors that adversely affect this industry, including mergers within the life sciences industry, could also adversely affect us.

Substantially all of our sales are to customers in the life sciences industry. Demand for our solutions could be affected by factors that adversely affect the life sciences industry, including:

•

The consolidation of companies or bankruptcies within the life sciences industry—Consolidation within the life sciences industry has accelerated in recent years, and this trend could continue. We may lose customers due to industry consolidation, and we may not be able to expand sales of our solutions and services to new customers to replace lost customers. In addition, new companies that result from such consolidation may decide that our solutions are no longer needed because of their own internal processes or the use of alternative solutions. As these entities consolidate, competition to provide solutions and services to industry participants will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our solutions. Also, if consolidation of larger current customers occurs, the combined company may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on the combined company’s revenues to continue to achieve growth. Mergers of large life sciences companies have also been discussed which, if consummated, would have the potential to reduce per unit pricing for our solutions for the merged companies, or to reduce demand for one or more of our solutions as a result of potential personnel reductions over time. Additionally, our customers with potential treatments in clinical trials may be unsuccessful and may subsequently declare bankruptcy.

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

Many of our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than us. Such competitors may be able to initiate or withstand substantial price competition, and may offer solutions competitive to certain of our solutions on a stand-alone basis at a lower price or bundled as part of a larger product sale, including the bundling of software solutions and data. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and distribution agreements with consultants, system integrators and resellers that we do not have. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. In addition, in order to take advantage of customer demand for cloud-based solutions, such competitors may expand their cloud-based solutions through acquisitions and organic development, or may seek to partner with other leading cloud providers. For instance, on April 1, 2015, IMS announced that its acquisition of the information solutions and CRM businesses of Cegedim SA had closed. The combined entity is likely to intensely compete with us in a number of product areas, including software solutions, data and data services, and such competition may negatively impact our business.

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

In our fiscal quarter ended October 31, 2015, sales to customers outside North America, as measured by the estimated location of the end users for subscription services revenues and the estimated location of the users for which the services were performed for professional services revenues, accounted for approximately 44% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

•	sales and marketing, including expansion of our direct sales organization and global marketing programs;
•	expansion of our professional services organization;
•	international expansion;
•	integrating the business and headcount of Zinc Ahead;
•	employee compensation, including stock based compensation;
•	the build out of our new corporate headquarters located in Pleasanton, California; and
•	general operations, IT systems and administration, including legal and accounting expenses related to being a public company that we did not incur as a private company.

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

Our success and ability to compete depend in part upon our intellectual property. We have filed applications for a number of patents, but, to date, we have only two issued patents. We currently rely primarily on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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

The trading price of our Class A common stock has been and will likely continue to be volatile for the foreseeable future. Since shares of our Class A common stock were sold in our initial public offering in October 2013 at a price of $20.00 per share, our stock price has ranged from $17.11 to $49.00 through November 27, 2015. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our Class A common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, such as those in this “Risk Factors” section and others including:

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2015, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 86.6% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

In addition, as of October 31, 2015, we had options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of October 31, 2015, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of October 31, 2015, are described in note 10 of the notes to our condensed consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated September 29, 2015, among Veeva Systems Inc., Veeva U.K. Holdings Limited, Accel-KKR Structured Capital Partners, LP and the other sellers party thereto.	8-K	001-36121	2.1	10/1/2015
3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013
3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013
10.1	Description of Non-Employee Director Compensation.	8-K	001-36121	Item 5.02	10/1/2015
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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
Timothy S. Cabral
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: December 9, 2015

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated September 29, 2015, among Veeva Systems Inc., Veeva U.K. Holdings Limited, Accel-KKR Structured Capital Partners, LP and the other sellers party thereto.	8-K	001-36121	2.1	10/1/2015
3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013
3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013
10.1	Description of Non-Employee Director Compensation.	8-K	001-36121	Item 5.02	10/1/2015
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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