Form 10-K
period 2016-01-31
VEEVA SYSTEMS INC
filed 2016-03-31
CIK 1393052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2015, based on the closing price of $26.92 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $2.4 billion. Shares of Class A common stock or Class B common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 18, 2016, there were 90,861,158 shares of the Registrant’s Class A common stock outstanding and 43,291,733 shares of the Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed by the Registrant with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended January 31, 2016.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information concerning our possible or assumed future results of operations and expenses, business strategies and plans, trends, market sizing, competitive position, industry environment, potential growth opportunities and product capabilities, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Overview

Veeva is a leading provider of industry cloud software and data solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of the life sciences industry. Our products are designed to meet the unique needs of life sciences companies, regardless of size. Targeted to address our customers’ most strategic business functions—from research and development to commercialization—our solutions are designed to help the industry bring products to market faster and more efficiently, market and sell more effectively and maintain compliance with government regulations.

Our purpose-built solutions address a broad range of requirements within life sciences companies, including multichannel customer relationship management, regulated content and information management, master data management and customer data. Our solutions for the commercial function of life sciences companies—which we refer to as Veeva Commercial Cloud—bring together the customer data, content management and multichannel customer relationship management capabilities needed to achieve better customer engagement. Our solutions for key R&D functions—including clinical, quality and regulatory—help companies attain greater transparency, compliance and faster time to market.

All of our software solutions are delivered in the cloud or via intuitive mobile applications and are offered to our customers on a subscription basis. We currently provide three major releases of our software solutions per year that are included in our subscription and not subject to an additional fee. We implement new releases in our cloud computing environment such that when a new release is put into production, the prior version is fully replaced. Our cloud-based, multitenant architecture substantially reduces the need for our customers to buy, maintain and support IT infrastructure, and significantly reduces the cost and complexity relative to the implementation, maintenance and upgrade processes required for on-premise software or the customization required with generic cloud solutions that are not industry specific.

Because of our industry focus, we gain a unique, in-depth perspective into the needs and best practices of life sciences companies, which allows us to develop targeted new solutions and incorporate highly relevant enhancements into our existing solutions. Our industry cloud approach and multitenant architecture also allow us to adapt more quickly to the market and regulatory changes that are most significant to our customers. Our pace of innovation and customer success focus have allowed us to significantly expand our relationships with customers large and small. We believe we are fast becoming a highly strategic provider to the industry, marked by a growing customer base that utilizes an increasing number of our solutions.

Our Industry Cloud Solutions

Our solutions span four key areas: (i) the Veeva CRM family of applications for multichannel customer relationship management to enable coordinated and personalized customer engagement through multiple touch points, (ii) Veeva Vault for regulated content management and information management solutions to enable the management of complex, content-centric processes, (iii) the Veeva Network master data management solutions for the effective management of customer master and product master data, and (iv) Veeva’s data and data services offerings, including Veeva OpenData for customer reference data and Veeva KOL Data for key opinion leader data. Each product line is described in further detail below.

Multichannel Customer Relationship Management

Our multichannel customer relationship management applications allow pharmaceutical and biotechnology companies to market and sell more efficiently, effectively and compliantly to physicians, other healthcare professionals and healthcare organizations across multiple touch points including in-person, email and online.

To support the life sciences industry’s unique commercial business processes and regulatory compliance requirements, our multichannel customer relationship management applications provide highly specialized functionality such as prescription drug sample management with electronic signature capture, the management of complex affiliations between physicians and the organizations where they work, compliant email, and the capture of medical inquiries from physicians. In order to deliver the best possible functionality and user experience, we have designed and built a specific application for each mobile device platform we support, including Apple iPads, Windows 8 and 10 mobile devices, Windows-based laptops and tablet PCs.

Our multichannel customer relationship management applications include:

•

Veeva CRM and Veeva Medical CRM enables physician-facing employees, such as pharmaceutical sales representatives, key account managers and scientific liaisons to manage, track and optimize interactions with healthcare professionals utilizing a single, integrated solution.

•

Veeva CLM provides closed-loop marketing capabilities for use in in-person interactions with physicians. Veeva CLM allows customers to replace paper-based materials with interactive electronic marketing presentations while controlling the storage, distribution, presentation and tracking of promotional materials. In addition, through native integration with Veeva Vault, Veeva CLM helps customers ensure that only the latest approved presentations are delivered to physicians, helping to maintain regulatory compliance.

•

Veeva CRM Mobile, our proprietary mobile application that runs on the Apple iPad and the Windows 8 and 10 platforms, combines the key functionality of Veeva CRM and Veeva CLM to provide users with functionality that helps maximize productivity in the field. Veeva CRM Mobile was designed to provide the functionality needed for pharmaceutical field sales representatives and other users to accomplish mission critical tasks in locations, such as hospitals and physicians’ offices, whether or not an internet connection is available. Veeva CRM Mobile synchronizes to Veeva CRM when connected to the internet. When synchronizing, Veeva CRM Mobile uploads to Veeva CRM data captured while operating off-line, such as data regarding drug samples provided to physicians, and downloads data updates from Veeva CRM, such as new physician contact information.

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

•

Veeva CRM Engage provides closed-loop marketing capabilities for self-directed physician interactions via the web. Through native integration with Veeva Vault, Veeva CRM Engage ensures only the latest, approved materials are delivered to physicians, helping to improve regulatory compliance.

•

Veeva CRM CoBrowse provides closed-loop marketing capabilities for web-based presentations to physicians led by the sales and marketing staff of life sciences companies. Through native integration with Veeva Vault, Veeva CRM CoBrowse helps customers ensure that only current content is delivered to physicians, helping to improve regulatory compliance.

•

Veeva CRM Events Management enables the planning, management and execution of group meetings with healthcare professionals, and helps life sciences companies track and manage spending in order to meet transparency reporting requirements.

•

Veeva Align enables life sciences companies to manage the allocation and alignment of sales and marketing resources to customers across all communication channels and define multichannel plans of action. Through native integration with Veeva CRM, Veeva Align allows the storage of historical and future alignments for incentive compensation calculations and automatically updates the active alignment of the field in Veeva CRM.

Regulated Content and Information Management

Veeva Vault, our cloud-based content and information management solution, is used by our customers across commercial functions, including medical, sales and marketing, and key R&D functions, including clinical, regulatory and quality. Veeva Vault consists of nine business applications and our proprietary Veeva Vault Platform. Veeva Vault applications each include a unique data model, deep functionality, and pre-defined workflows required to support very specific industry processes. Veeva Vault can be deployed as an integrated solution across multiple applications, enabling our customers to manage all their important documents and related data in a single, global system.

The Veeva Vault Platform was built with the rigorous content and information management requirements of the life sciences industry in mind, including comprehensive audit trail capabilities that record actions and updates enabling customers to manage their highly regulated content and data in a compliant manner. In addition, the Veeva Vault Platform offers key functionality across all the Veeva Vault applications, such as searching, content viewing and annotation, comprehensive workflow and approvals, electronic signatures, reporting and open application programming interfaces to allow for integration with other systems. The Veeva Vault Platform also includes a configuration toolset that allows customers to create their own Veeva Vault applications.

The Veeva Vault applications primarily used by R&D departments of life sciences companies include:

•

Veeva Vault eTMF is an electronic trial master file application that manages the repository of important documents for active and archived clinical trials for improved inspection readiness, visibility and control. Vault eTMF enables collaboration between the life sciences company sponsoring the trial and outsourced partners, such as contract research organizations. All clinical trial documents are organized in Vault eTMF according to industry accepted guidelines in order to speed the transition from clinical trials to submission for regulatory approval.

•

Veeva Vault Study Startup enables life sciences companies to more efficiently manage the process of activating investigator sites for clinical trials, accelerating time to first patient enrollment and automating complicated processes while helping to maintain compliance with regulatory requirements and connectivity with Vault eTMF. Veeva Vault Study Startup allows sites, sponsors and contract research organizations to access the same critical operational information, simplifying collaboration and increasing efficiency.

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

•

Veeva Vault QualityDocs enables the creation, review, approval, distribution and management of controlled documents, such as standard operating procedures, or SOPs, manufacturing recipes and specifications. All life sciences companies that are developing or selling regulated products must have a quality management system in place. Vault QualityDocs provides the document control and management system needed to manage these processes and enable greater compliance, quality and operational efficiency.

•

Veeva Vault Submissions helps life sciences companies gather and organize all the documents and other content that should be included in a regulatory submission to a healthcare authority, such as the FDA. Vault Submissions organizes all content according to industry accepted guidelines, which helps to speed the time to regulatory submission by providing a single place for all researchers, contract research organizations and other collaboration partners to prepare and manage the entire content life cycle.

•

Veeva Vault Registrations enables life sciences companies to manage, track and report product and registration information worldwide, including registration status, variations, health authority questions and commitments and certification requests. With a single, global solution companies can streamline registration management and increase the speed of responses to health authorities.

•

Veeva Vault SubmissionsArchive is an authoritative source for submissions and correspondence that stores published submissions in a secure, globally accessible repository. Easy access and full visibility to submissions and correspondence, worldwide helps to enable faster, more accurate responses to health authorities.

Veeva Vault Submissions, Veeva Vault Registrations, and Veeva Vault SubmissionsArchive may be purchased separately or as a unified suite of applications called Veeva Vault RIM that improves regulatory business operations and compliance by providing a single authoritative source for submission documents, published dossiers, health authority interactions and product registrations.

The Veeva Vault applications primarily used by the commercial and medical departments of life sciences companies include:

•

Veeva Vault PromoMats enables life sciences companies to manage the end-to-end process for creation, approval, distribution, expiration and withdrawal of commercial content across the full digital supply chain. Powerful capabilities such as review and approval, claims tracking, multichannel content distribution and withdrawal and an integrated digital asset library help to enable compliance, speed to market and greater content reuse.

•

Veeva Vault MedComms provides life sciences companies with a single, validated source of medical content across multiple channels and geographies. Medical content is used by life sciences companies for verbal and written communications with healthcare professionals and patients, including approved answers to questions received through a call center or company website. Vault MedComms helps speed the creation, approval and delivery of medical content for more accurate scientific communications, better visibility and traceability of medical content and faster response time to medical inquiries.

Master Data Management

Veeva Network Customer Master, our cloud-based customer master data management solution, is designed to help life sciences companies create and maintain complete and accurate master records for individual healthcare professionals and healthcare organizations. Veeva Network Customer Master is an industry-specific, cloud-based customer master software solution that deduplicates, standardizes and cleanses healthcare professional and organization data from multiple systems and data sources to arrive at a single, consolidated customer master record. Veeva Network Customer Master comes pre-configured with a data model that is specific to life sciences and supports global harmonization as well as country, market and regional data specifications within a single system. Veeva Network Customer Master also includes an intuitive user interface, powerful free text search and filtering capabilities and the ability to track and measure data quality and operating efficiency through key performance indicators.

Veeva Network Customer Master can be used seamlessly with Veeva OpenData to simplify the process of data delivery to customers and provide bi-directional integration of requests for data enrichment. Additionally, Veeva Network Customer Master can be operated in what we refer to as private mode when proprietary data from third party data providers is uploaded to the Veeva Network Customer Master solution. In private mode, the bi-directional integration between Veeva Network Customer Master and Veeva OpenData is disabled. Veeva Network Customer Master is also fully integrated with Veeva CRM in order to make the most up-to-date healthcare professional and healthcare organization data available to sales and marketing users.

Veeva Network Product Master, planned for general release in 2016, is our cloud-based product master data management offering to help life sciences companies create complete and accurate product master records.  It deduplicates, standardizes and cleanses life sciences product data from multiple systems and data sources to arrive at a single, consolidated product master record for enterprise use.  With Veeva Network Product Master, brand management teams can easily create product definitions, groupings and hierarchies, helping them to ensure an accurate representation of the parent brand, local trade names, and approved indications in every market.

Data and Data Services

Veeva OpenData Customer Data provides healthcare professional and healthcare organization data that includes demographic and license information, affiliations, and other key data such as digital profiles crucial to customer engagement and compliance. Veeva OpenData replaces the need for a number of disparate external data feeds, and is continuously updated from government and other authoritative industry sources. We maintain data quality and completeness through rigorous, automated, and steward-led validation.  As of March 2016, Veeva OpenData customer data is available in 35 countries, and we plan to make it available in additional countries in the future.

Veeva OpenData Compliance Data identifies and assigns healthcare professional specialty information and license status, including expiration dates, which are essential to the compliance processes with respect to certain life sciences activities, such as confirming drug sample eligibility and assigning sales territories.

Veeva OpenData Data Services further reduce the cost and complexity of managing healthcare professional and healthcare organization data by providing fast, responsive maintenance services. Instead of maintaining dedicated in-house data stewards to verify internal updates to data, Veeva Data Services manages these processes on behalf of our customers, including data quality consulting and enhancements and ongoing maintenance services.

Veeva OpenData Email Services provides email data and email rental services to help improve outreach to healthcare professionals through digital channels. Veeva OpenData Email Services delivers a single source of healthcare professional email addresses that are continuously updated with data from trusted industry sources and verified by data stewards.

Veeva KOL Data and Services provide deep profile information for important healthcare professionals and other stakeholders, gleaned from their conference presentations, published research, clinical trials, grants, articles and social activity. It also maps their affiliations as well as social and relationship networks.

Professional Services and Support

In addition to cloud-based solutions that meet the specific needs of our life sciences customers, we also offer professional services to help customers maximize the value they get from those solutions. The people on these teams have a combination of life sciences industry expertise, project management skills and deep technical acumen that we believe our customers highly value. Our professional services are offered directly to customers or through our systems integrator partners. Our professional services teams also often work together with our systems integrator partners to deliver projects. We offer professional services in the following areas:

•	implementation and deployment planning and project management;
•	requirements analysis, solution design and configuration;
•	systems environment management and deployment services;
•	services focused on advancing or transforming business and operating processes related to Veeva solutions;
•	technical consulting services related to data migration and systems integrations;
•	training on our solutions; and
•	ongoing managed services, such as outsourced systems administration.

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

Our Customers

As of January 31, 2016, we served 400 life sciences customers. For an explanation of how we define current customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations.” We deliver solutions to companies throughout the life sciences industry, including pharmaceuticals, biotechnology, medical products, contract sales organizations, or CSOs, and contract research organizations. Our customers range from the largest global pharmaceutical companies such as Bayer AG, Boehringer Ingelheim GmbH, Eli Lilly and Company, Gilead Sciences, Inc., Merck & Co., Inc., and Novartis International AG, to smaller pharmaceutical and biotechnology companies including Alkermes plc, Grupo Ferrer Internacional S.A., Ironwood Pharmaceuticals, Inc. and LEO Pharma A/S. For our fiscal years ended January 31, 2014, 2015, and 2016, we did not have any single customer that represented more than 10% of our total revenues. For a summary of our financial information by geographic location, see note 15 of the notes to our consolidated financial statements.

Our Culture and Employees

We have built our company culture on making customers successful and responding to our customers’ needs with speed. It is our aim to be among the few most trusted information technology partners the industry works closely with on its most important data and information technology needs. The deep partnerships we forge with our customers help us shape our offerings to best meet industry needs and allow us extend those relationships by providing additional solutions across a broader range of business areas. With a track record of ongoing, industry leading innovation and a steadfast commitment to our customers’ success we believe we are well positioned to continue to help the industry address a broader range of challenges and opportunities. We also believe our customer success focus provides a strategic advantage in our business development and sales efforts, as customers are strong advocates and refer others to our solutions.

We have carefully built our culture by recruiting, selecting and developing employees who are highly focused on delivering success for customers. This is a crucial element of our hiring and evaluation processes throughout all departments. We believe this approach produces high levels of customer success and employee success.

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

As of January 31, 2016, we employed 1,474 people. We also engage temporary employees and consultants. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

Technology Infrastructure and Operations

Our solutions utilize a pod-based architecture in multiple data centers that allow for scalability, operational simplicity and security. Our solutions are hosted in data centers located in the United States, the European Union and Japan. We utilize third-parties to provide our data center infrastructure and manage the infrastructure on which our solutions operate. We utilize industry standard hardware in redundant configurations to minimize service interruptions. We also utilize multiple domain name service providers to lessen the potential for network-related disruptions.

Our technology is based on multitenant architectures that apply common, consistent management practices for all customers using our solutions. We enable multiple customers to share the same version of our solutions while securely partitioning their respective data. Portions of our multichannel customer relationship management applications are built on the Salesforce1 Platform. Our Veeva Vault and Veeva Network solutions are built upon our own proprietary platforms. We built the proprietary portions of our technology stack using recognized open source components. In addition, we use Amazon Web Services, which provides a scalable, distributed computing and storage infrastructure platform, for certain computing and data intensive functions of our solutions, such as analytic reporting, large data set manipulation and redundant storage.

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

All users are authenticated, authorized and validated before they can access our solutions. Users must have a valid user ID and associated password to log on to our solutions. Our configurable security model allows different groups of users to have different levels of access to our solutions. Our solutions’ vulnerability is tested using internal tools prior to release, and we employ a third party to perform penetration and vulnerability tests on our solutions on at least an annual basis.

We also obtain independent third-party audit opinions related to security and availability annually, such as a Service Organization Controls, or SOC 2, Type II report.

Sales and Marketing

We sell our solutions through our direct sales organization.

At a high level, life sciences companies are typically organized by the major functions of research and development for the creation and development of new solutions, and commercial, for the sales and marketing of those solutions once they are approved for use. In large life sciences companies, research and development and commercial business lines may also have separate technology and business decision makers. Accordingly, we market and sell our solutions to align with the distinct characteristics of the research and development buyer and the commercial buyer. In our largest regions, we have distinct research and development and commercial sales teams. Each of these teams is further divided to sell to the largest global pharmaceutical companies and to smaller life sciences companies.

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

Our Relationship with salesforce.com

Veeva CRM and certain of our related multichannel customer relationship management applications are developed on or utilize the Salesforce1 Platform of salesforce.com, inc. We are salesforce.com’s preferred and recommended Salesforce1 Platform application provider of sales automation solutions for drug makers in the pharmaceutical and biotechnology industry, or the pharma/biotech industry. Our agreement provides that, subject to certain exceptions and specified remedies for breach, salesforce.com will not position, develop, promote, invest in or acquire applications directly competitive to the Veeva CRM application for sales automation that directly target the pharma/biotech industry. Our agreement with salesforce.com does not restrict a salesforce.com customer’s ability (or the ability of salesforce.com on behalf of a specific salesforce.com customer) to customize or configure the Salesforce1 Platform. However, our agreement restricts salesforce.com from competing with us with respect to sales opportunities for sales automation solutions for the pharma/biotech industry unless such competition has been pre-approved by salesforce.com’s senior management based on certain criteria specified in the agreement. Our agreement also imposes certain limits on salesforce.com entering into arrangements similar to ours with other parties with respect to sales automation applications for the pharma/biotech industry. Our agreement allows us to provide our customers with rights to the Salesforce1 Platform Unlimited Edition for use as combined with the proprietary aspects of certain of our multichannel customer relationship management applications, and subject to salesforce.com’s standard prior review and approval processes, to build additional applications on the Salesforce1 Platform.

Under our agreement, salesforce.com provides the hosting infrastructure and data center for portions of our multichannel customer relationship management applications, as well as the system administration, configuration, reporting and other platform level functionality. In exchange, we pay salesforce.com a fee. Our current agreement with salesforce.com expires on September 1, 2025 and is renewable for five-year periods upon mutual agreement. We are obligated to meet minimum order commitments of $500 million over the term of the agreement, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. If either party elects not to renew the agreement or if the agreement is terminated by us as a result of salesforce.com’s breach, the agreement provides for a five-year wind-down period in which we would be able to continue providing the Salesforce1 Platform as combined with the proprietary aspects of our solutions to our existing customers but would be limited with respect to the number of additional subscriptions we could sell to our existing customers. We believe that we have a mutually beneficial strategic relationship with salesforce.com.

Quality and Compliance

Our customers use our solutions for business activities that are subject to a complex regime of country and region specific healthcare laws and regulations across the globe. In order to best serve our customers, we must ensure that the data processed by our systems are accurate and secure and that they retain the level of confidentiality and privacy commensurate with the type of information managed. To comply with IT healthcare regulations, industry-specific capabilities must be designed for and embedded in all of our solutions. These capabilities include: robust audit trail tracking, compliant electronic signature capture, data encryption and secure access controls. In addition to design requirements, our solutions must be thoroughly tested to comply with the regulations that apply to electronic record keeping systems for the life sciences industry, which include:

Regulation	Regulation Description

21 CFR 820.75	U.S. FDA device regulation on system validation

21 CFR 211.68	U.S. FDA pharma GMP regulation on system validation

21 CFR 11	U.S. FDA requirement for maintenance of electronic records

EU Annex 11	EU GMP requirement for maintenance of electronic records

21 CFR 203	Drug sample tracking as required by the Prescription Drug Marketing Act

PFSB Notification, No. 0401022 (Japan)	Use of Electromagnetic Records and Electronic Signatures for Approval of, or License for, Drugs

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

With respect to data protection, Veeva is a registered Data Controller and Data Processor under EU Data Protection Directive 95/46/EC. We routinely execute the EU Standard Contractual Clauses, often also referred to as Model Clauses, to ensure that our European customers have adequate assurance of our technical and organization controls regarding data privacy.

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

Research and development expenses were $26.3 million, $41.2 million and $66.0 million for our fiscal years ended January 31, 2014, 2015 and 2016, respectively.

Competition

The overall market for life sciences software is global, rapidly evolving, highly competitive and subject to changing regulations, advancing technology and shifting customer needs. The solutions and applications offered by our competitors vary in size, breadth and scope.

Our multichannel customer relationship applications compete with offerings from large global enterprise software vendors, such as Oracle Corporation, and also compete with life sciences-specific vendors, such as IMS Health Holding, Inc. We also compete with a number of vendors of cloud-based and on-premise customer relationship management applications that address only a portion of one of our customer relationship management solutions. Veeva Vault, our regulated content and information management solutions, competes with offerings from large global content management platform vendors such as EMC Corporation, Microsoft Corporation and OpenText Corporation. We also compete with professional services companies that provide solutions on these platforms, such as Computer Sciences Corporation, and with other life sciences specific providers. In the future, providers of horizontal cloud-based storage products may seek to compete with our regulated content and information management solutions. Our Veeva Network master data management solutions compete with master data software offerings from vendors such as Informatica Corporation, IMS and other smaller providers. Our data and data services offerings compete with IMS and many other data providers.

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

In some cases, our competitors are well-established providers of competitive solutions and have long-standing relationships with many of our current and potential customers, including large pharmaceutical and emerging biopharmaceutical companies. Oracle, EMC and IMS, for example, each have greater name recognition, a much longer operating history, larger marketing budgets and significantly greater resources than we do.

Many of our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we are able. Such competitors may be able to initiate or withstand substantial price competition, and may offer solutions competitive to certain of our solutions on a standalone basis at a lower price or bundled as part of a larger product sale, including the bundling of software solutions and data. In addition, many of our competitors have established marketing relationships, access to larger customer bases and distribution agreements with consultants, system integrators and resellers that we do not have. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources.

In addition, in order to take advantage of customer demand for cloud-based solutions, such competitors may expand their cloud-based solutions through acquisitions and organic development or may seek to partner with other leading cloud providers. For instance, in April 2015, IMS acquired the information solutions and CRM businesses of Cegedim SA. The combined entity is likely to intensely compete with us in a number of product areas, including software solutions, data and data services, and such competition may negatively impact our business.

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

Intellectual Property

We rely on a combination of patents, trade secrets, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. We have recently instituted a process for seeking patent protection for our technology innovations and to date we have secured 3 patents and have 21 pending U.S. and international patent applications. We plan to continue expanding our patent portfolio.  We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on our intellectual property rights, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new features and functionality and frequent enhancements to our applications are essential to establishing and maintaining our technology leadership position as provider of software solutions and applications to the life sciences industry.

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

Companies in our industry often own a number of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. We have in the past settled a lawsuit from a competitor asserting patent infringement and a lawsuit from a competitor asserting trademark infringement, and we may face new allegations in the future that we have infringed the patents, trademarks, copyrights, trade secrets and other intellectual property rights of other competitors or non-practicing entities. We expect that we and others in our industry will continue to be subject to third-party infringement claims by competitors as the functionality of applications in different industry segments overlaps, and by non-practicing entities. Any of these third parties might make a claim of infringement against us at any time.

Business Combinations

Most of our solutions were developed by our in-house research and development teams, but there are instances in which we acquire relevant outside expertise or product capabilities to help our customers succeed.

On September 29, 2015, we completed our acquisition of Mineral Newco Ltd., the ultimate parent company of Zinc Ahead Ltd. and other affiliates (collectively, “Zinc Ahead”) in an all-cash transaction. The total closing consideration for the purchase was approximately $119.9 million in cash. In addition, the agreement calls for $10.0 million payable at a rate of one-third per year to employee shareholders and option holders of Zinc Ahead who remain employed with us. These payments have been accounted for as deferred compensation and will be recognized over the service period. Zinc Ahead was a provider of commercial content management solutions. We expect this acquisition to support the continued growth of our commercial content management solutions. Over time, we will seek to convert the users of the Zinc Ahead solutions to our Veeva Vault PromoMats application.

Corporate Information

We were incorporated in the state of Delaware in January 2007 and changed our name to Veeva Systems Inc. from Verticals onDemand, Inc. in April 2009. Our principal executive offices are located at 4280 Hacienda Drive, Pleasanton, California 94588. Our telephone number is (925) 452-6500. Our website address is http://www.veeva.com. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K or in deciding whether to purchase shares of our Class A common stock. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investors portion of our website at http://ir.veeva.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.	RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, together with all of the other information in this annual report on Form 10-K, including our consolidated financial statements and related notes, before investing in our Class A common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our Class A common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business and Industry

Our quarterly results may fluctuate significantly, which make it difficult to predict our future operating results and could prevent us from meeting investor expectations, or our own guidance, and which would adversely impact the value of our Class A common stock.

Our quarterly results of operations, including our revenues, gross margin, operating margin, profitability, cash flows and deferred revenue, may vary significantly in the future for a variety of reasons, including those listed elsewhere in this “Risk Factors” section, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Additionally, we issue guidance quarterly regarding our expectations for certain future financial results. Our ability to forecast our future operating results, including revenues, gross margin, operating margin, profitability, cash flows and deferred revenue, is limited, including by our relatively limited operating history, and subject to a number of uncertainties, including incomplete information and our expectations as to certain future events that we do not control. Our guidance may prove to be incorrect and actual results may differ materially from our guidance. Fluctuations in our results or failure to achieve our forecasts and guidance may adversely impact the value of our Class A common stock.

We expect the future growth rate of our revenues to decline.

In our fiscal years ended January 31, 2014, 2015 and 2016, our total revenues grew by 62%, 49% and 31%, respectively, as compared to total revenues from the prior fiscal years. We expect the growth rate of our revenues to decline in future periods which may adversely impact the value of our Class A common stock.

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

•	sales and marketing, including expansion of our direct sales organization and global marketing programs;
•	expansion of our professional services organization;
•	international expansion;
•	integrating the business and headcount of Zinc Ahead;
•	employee compensation, including stock based compensation;
•	further build out of our new corporate headquarters located in Pleasanton, California; and
•	general operations, IT systems and administration, including legal and accounting expenses related to being a public company.

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

The markets for our solutions are highly competitive. Our multichannel customer relationship management applications compete with offerings from large global enterprise software vendors, such as Oracle Corporation, and also compete with life sciences-specific customer relationship management providers, such as IMS Health Holding, Inc. We also compete with a number of vendors of cloud-based and on-premise customer relationship management applications that address only a portion of one of our customer relationship management solutions. Veeva Vault, our regulated content and information management solutions, competes with offerings from large global content management platform vendors such as EMC Corporation, Microsoft Corporation and OpenText Corporation. We also compete with professional services companies that provide solutions on these platforms, such as Computer Sciences Corporation, and with other life sciences specific providers. In the future, providers of horizontal cloud-based storage products may seek to compete with our regulated content and information management solutions. Our master data management solutions compete with master data software offerings from vendors such as Informatica Corporation, IMS and other smaller providers. Our data and data services offerings compete with IMS and many other data providers. We may also face competition from custom-built software developed by third-party vendors or developed in-house by our potential customers, or from applications built by our customers or by third parties on behalf of our customers using commercially available software platforms that are provided by third parties. We may also face competition from companies that provide cloud-based solutions in different target or horizontal markets that may develop applications or work with companies that operate in our target markets. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.

In some cases, our competitors are well-established providers of competitive solutions and have long-standing relationships with many of our current and potential customers, including large pharmaceutical and emerging biopharmaceutical companies. Oracle, EMC and IMS, for example, each have name recognition, a much longer operating history, larger marketing budgets and significantly greater resources than we do.

Many of our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we are able. Such competitors may be able to initiate or withstand substantial price competition, and may offer solutions competitive to certain of our solutions on a stand-alone basis at a lower price or bundled as part of a larger product sale, including the bundling of software solutions and data. In addition, many of our competitors have established marketing relationships, access to larger customer bases and distribution agreements with consultants, system integrators and resellers that we do not have. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. In addition, in order to take advantage of customer demand for cloud-based solutions, such competitors may expand their cloud-based solutions through acquisitions and organic development or may seek to partner with other leading cloud providers. For instance, on April 1, 2015, IMS announced that its acquisition of the information solutions and CRM businesses of Cegedim SA had closed. The combined entity is likely to intensely compete with us in a number of product areas, including software solutions, data and data services, and such competition may negatively impact our business.

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

In our fiscal year ended January 31, 2016, we derived approximately 79% of our subscription services revenues and 74% of our total revenues from our multichannel customer relationship management applications. Within multichannel customer relationship management, our core Veeva CRM application has achieved substantial penetration within the sales teams of pharmaceutical and biotechnology companies. If our efforts to sustain or further increase the use and adoption of our customer relationship management applications do not succeed, the growth rate of our revenues may decline.

In our fiscal year ended January 31, 2016, we derived approximately 79% of our subscription services revenues and 74% of our total revenues from our core sales automation solution, Veeva CRM, and the other multichannel customer relationship management applications that are complementary to Veeva CRM. We have realized substantial sales penetration of the available market for our core Veeva CRM application among pharmaceutical and biotechnology companies. A critical factor for our continued growth is our ability to sell additional user subscriptions for Veeva CRM and the other multichannel customer relationship management applications that are complementary to Veeva CRM to our existing and new customers. Any factor adversely affecting sales of these applications—including substantial penetration of the available market for our core Veeva CRM application, reductions in user subscriptions due to acquisitions of or business combinations between our customers or increased purchasing scrutiny which may result in reductions in user subscription or increased pricing pressure—could adversely affect the growth rate of our sales, revenues, operating results and business.

If our newer solutions, including Veeva Vault, Veeva Network Customer Master, Veeva Network Product Master, Veeva’s data offerings and our newer multichannel customer relationship management applications that complement Veeva CRM, are not successfully adopted by new and existing customers, the growth rate of our revenues and operating results will be adversely affected.

Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including Veeva Vault, Veeva Network Customer Master, Veeva Network Product Master, Veeva’s data offerings and our newer multichannel customer relationship management applications that complement Veeva CRM. These solutions were introduced relatively recently. Although combined revenues related to these solutions made up approximately 21% and 26% of our subscription services revenues and total revenues, respectively, in the year ended January 31, 2016 and the Veeva Vault solution, in particular, has begun to achieve market acceptance, it is uncertain whether these solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected growth. It may take us significant time, and we may incur significant expense to effectively market and sell these solutions or to develop other new solutions and make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results may be adversely affected.

Our revenue from professional services fees is volatile and may not increase from quarter to quarter or at all.

We derive a significant portion of our revenue from professional services fees. Our professional services revenues fluctuate from quarter to quarter as a result of the achievement of milestones in our professional services arrangements, and the requirements, complexity and timing of our customers’ implementation projects. Generally, a customer’s ongoing need for professional services with respect to one or more of our solutions decreases as the implementation and full deployment of such solutions is completed. In addition, we believe that the implementation projects for some of our newer software solutions will require a lower level of professional services as compared to the implementation projects for our Veeva CRM application. Our customers may also choose to use third parties rather than us for certain professional services related to our solutions. As a result of these and other factors, our professional services revenues may not increase on a quarterly basis in the future or at all.

Our subscription agreements with our customers are generally for a term of one year. If our existing customers do not renew their subscriptions annually, or do not buy additional solutions and user subscriptions from us, or renew at lower fee levels, our business and operating results will suffer.

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
•

the business environment of our customers and, in particular, acquisitions of or business combinations between our customers or other business developments may result in reductions in user subscriptions.

In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenues from these customers. As a customer’s total spend on Veeva solutions increases, we expect purchasing scrutiny at renewal to increase as well, which may result in reductions in user subscriptions or increased pricing pressure. Other factors that are not within our control may contribute to a reduction in our subscription services revenues. For instance, our customers may reduce their number of sales representatives, which would result in a corresponding reduction in the number of user subscriptions needed for some of our solutions and thus a lower aggregate renewal fee. If our customers fail to renew their subscription orders, renew their subscription orders upon less favorable terms or at lower fee levels, or fail to purchase new solutions, applications and professional services from us, our revenues may decline or our future revenues may be constrained.

The loss of one or more of our key customers, or their failure to renew or expand user subscriptions, could slow the growth rate of our revenues or cause our revenues to decline.

In our fiscal years ended January 31, 2014, 2015 and 2016, our top 10 customers accounted for 56%, 54% and 50% of our total revenues, respectively. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers. The loss of any of our key customers, or a failure of one or more of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenues, reputation and our ability to obtain new customers. In the event of an acquisition of one of our largest customers or a business combination between two of our largest customers, we may suffer reductions in user subscriptions or non-renewal of our agreements. We are also likely to face increasing purchasing scrutiny at renewal of these large customer contracts, which may result in reductions in user subscription or increased pricing pressure. The business impact of any of these negative events is particularly pronounced as to our largest customers.

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

We have in the past acquired and may in the future seek to acquire or invest in businesses, solutions or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. For instance, we recently acquired the key opinion leader business and products of Qforma, Inc., Mederi AG and other affiliated entities through a combination of stock and asset purchases. Further, on September 29, 2015, we completed our acquisition of Zinc Ahead, for a total closing consideration of approximately $119.9 million in cash. In addition, the agreement calls for $10.0 million payable at a rate of one-third per year to employee shareholders and option holders of Zinc Ahead who remain employed with us.

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

Our Veeva CRM application, and certain portions of the multichannel customer relationship management applications that complement our Veeva CRM application, are developed on and/or utilize the Salesforce1 Platform of salesforce.com, inc. Under our agreement, salesforce.com provides the hosting infrastructure and data center for portions of our multichannel customer relationship management applications, as well as the system administration, configuration, reporting and other platform level functionality. In exchange, we pay salesforce.com a fee. Our agreement with salesforce.com requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. If we are not able to meet the minimum order commitments, the required true-up payments will negatively impact our margins, cash flows, cash balance and financial condition, and our stock price may decline.

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

•

Changes in market conditions and practices within the life sciences industry—The expiration of key patents, changes in the practices of prescribing healthcare professionals, changes with respect to payer relationships, the policies and preferences of healthcare professionals and healthcare organizations with respect to the sales and marketing efforts of life sciences companies, changes in the regulation of the sales and marketing efforts and pricing practices of life sciences companies, and other factors could lead to a significant reduction in pharmaceutical sales representatives that use our solutions or otherwise change the demand for our solutions. Changes in public perception regarding the practices of the life sciences industry may result in political pressure to increase the regulation of life sciences companies in one or more of the areas described above, which may negatively impact demand for our solutions.

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

Many of our customers license healthcare professional and healthcare organization data and data regarding the sales of prescription drugs from third parties such as IMS. In order for our customers to upload such data to the Veeva CRM and Veeva Network Customer Master solutions, such third-party data providers typically must consent to such uploads and often require that we enter into agreements regarding our obligations with respect to such data, which include confidentiality obligations and intellectual property rights with respect to such third-party data. We have experienced delays and difficulties in our negotiations with such third-party data providers in the past and we expect to experience difficulties in the future. For instance, IMS currently will not consent to its healthcare professional or healthcare organization data being uploaded to Veeva Network Customer Master. If such third-party data providers do not consent to the uploading and use of their data in our solutions, delay consent or fail to offer reasonable conditions for the upload and use of such data in our solutions, our sales efforts, solution implementations and productive use of our solutions by customers may be harmed, and, in turn, our business may be negatively impacted.

Our solutions address heavily regulated functions within the life sciences industry, and failure to comply with applicable laws and regulations could lessen the demand for our solutions or subject us to significant claims and losses.

Our customers use our solutions for business activities that are subject to a complex regime of global laws and regulations, including requirements for maintenance of electronic records and electronic signatures (as set forth in 21 CFR Part 11, EU GMP Annex 11, and Japan PFSB 0401022), requirements regarding drug sample tracking and distribution (as set forth in 21 CFR Part 203, EU Directive 201/83/EC Article 96), and other laws and regulations. Our solutions are expected to be capable of use by our customers in compliance with such laws and regulations. Our efforts to provide solutions that comply with such laws and regulations are time-consuming and costly, and include validation procedures that may delay the release of new versions of our solutions. As these laws and regulations change over time, we may find it difficult to adjust our solutions to comply with such changes. In addition, as we increase the number of products we offer, the complexity of adjusting our solutions to comply with legal and regulatory changes will increase. If we are unable to effectively manage this increase or if we are not able to provide solutions that can be used in compliance with applicable laws and regulations, customers may be unwilling to use our solutions and any such non-compliance could result in the termination of our customer agreements or claims arising from such agreements with our customers.

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

Our sales process entails planning discussions with prospective customers, analyzing their existing solutions and identifying how these potential customers can use and benefit from our solutions. The sales cycle for a new customer, from the time of prospect qualification to the completion of the first sale, may span over 12 months or longer. In particular, we have limited history selling to the research and development departments of life sciences companies, yet many of our newer solutions, including certain Veeva Vault applications, were developed to target the research and development function. As a result, our sales cycle for these solutions may be lengthy and difficult to predict. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will result in the sale of our solutions. In addition, our sales cycle can vary substantially from customer to customer because of various factors, including the discretionary nature of potential customers’ purchasing and budget decisions, the announcement or planned introduction of new solutions by us or our competitors and the purchasing approval processes of potential customers. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.

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

We depend on data centers and computing infrastructure operated by third parties for our cloud solutions, and any disruption in these operations could adversely affect our business and subject us to liability.

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

In addition, we use Amazon Web Services, which provides a scalable, distributed computing and storage infrastructure platform for certain computing and data intensive functions of our solutions, such as analytic reporting, large data set manipulation and redundant storage. Given this, along with the fact that we cannot easily switch our Amazon Web Services operations to another cloud provider, any disruption of or interference with our use of Amazon Web Services would impact our operations and our business could be adversely impacted.

Problems faced by our third-party data center locations, including those operated by salesforce.com, Amazon Web Services or other providers could adversely affect the experience of our customers. The operators of the data centers could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by the operators of the data centers or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers, Amazon Web Services or other providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our data centers or cause such data centers and systems to fail. Any changes in third-party service levels at our data centers, Amazon Web Services or other providers or any disruptions or other performance problems with our solutions could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services or potential losses of customer data. Interruptions in our services might reduce our revenues, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to potential liability or adversely affect our renewal rates.

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

Our corporate headquarters are located in Pleasanton, California and our third-party hosted data centers are located in the United States, the European Union and Japan. The west coast of the United States and Japan each contains active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our solution development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.

Because key and substantial portions of our multichannel customer relationship management applications are built on salesforce.com’s Salesforce1 Platform, we are dependent upon our agreement with salesforce.com to provide these solutions to our customers.

Our Veeva CRM application and certain portions of the multichannel customer relationship management applications that complement our Veeva CRM application are developed on or utilize the Salesforce1 Platform of salesforce.com, inc., and we rely on our agreement with salesforce.com to continue to use the Salesforce1 Platform as combined with the proprietary aspects of our multichannel customer relationship management applications.

Our agreement with salesforce.com expires on September 1, 2025. However, salesforce.com has the right to terminate the agreement in certain circumstances, including in the event of a material breach of the agreement by us, or that salesforce.com is subjected to third-party intellectual property infringement claims based on our solutions (except to the extent based on the Salesforce1 Platform) or our trademarks and we do not remedy such infringement in accordance with the agreement. Also, if we are acquired by specified companies, salesforce.com may terminate the agreement upon notice of not less than 12 months. If salesforce.com terminates our agreement under these circumstances, our customers will be unable to access Veeva CRM and certain other of our multichannel customer relationship management applications. A termination of the agreement would cause us to incur significant time and expense to acquire rights to, or develop, a replacement customer relationship management platform and we may not be successful in these efforts. Even if we were to successfully acquire or develop a replacement customer relationship management platform, some customers may decide not to adopt the replacement platform and may decide to use a different customer relationship management solution. If we were unsuccessful in acquiring or developing a replacement customer relationship management platform or acquired or developed a replacement customer relationship management platform that our customers do not adopt, our business, operating results and brand may be adversely affected.

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

Our agreement with salesforce.com provides that we can use the Salesforce1 Platform as combined with our proprietary Veeva CRM application to sell sales automation solutions only to drug makers in the pharmaceutical and biotechnology industries for human and animal treatments, which does not include the medical devices industry or products for non-drug departments of pharmaceutical and biotechnology companies. Sales of the Salesforce1 Platform in combination with our Veeva CRM application to additional industries would require the review and approval of salesforce.com. Our inability to freely sell our Veeva CRM application outside of drug makers in the pharmaceutical and biotechnology industries may adversely impact our growth.

While our agreement with salesforce.com, subject to certain exceptions, provides that salesforce.com will not position, develop, promote, invest in or acquire applications directly competitive to the Veeva CRM application for sales automation that directly target drug makers in the pharmaceutical and biotechnology industry, or the pharma/biotech industry, our remedy for a breach of this commitment by salesforce.com would be to terminate the agreement, or continue the agreement but be released from our minimum order commitments from the date of salesforce.com’s breach forward. While our agreement with salesforce.com also restricts salesforce.com from competing with us with respect to sales opportunities for sales automation solutions for the pharma/biotech industry unless such competition has been pre-approved by salesforce.com’s senior management based on certain criteria specified in the agreement, and imposes certain limits on salesforce.com from entering into arrangements similar to ours with other parties with respect to sales automation applications for the pharma/biotech industry, it does not restrict a salesforce.com customer’s ability (or the ability of salesforce.com on behalf of a specific salesforce.com customer) to customize or configure the Salesforce1 Platform. Some current or potential customers of ours may choose to build custom solutions using the Salesforce1 Platform rather than buying our solutions.

We employ third-party licensed software and software components for use in or with our solutions, and the inability to maintain these licenses or the presence of errors in the software we license could limit the functionality of our products and result in increased costs or reduced service levels, which would adversely affect our business.

In addition to our employment of the Salesforce1 Platform through our agreement with salesforce.com, our solutions incorporate or utilize certain third-party software and software components obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties. In addition, if the third-party software we utilize has errors or otherwise malfunctions, the functionality of our solutions may be negatively impacted and our business may suffer.

Our growth depends in part on the success of our relationships with third parties.

In order to grow our business, we anticipate that we will continue to depend on relationships with third parties, such as deployment partners, and technology and content providers. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our solutions by potential customers. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our solutions or increased revenues.

Increasingly complex data protection and privacy regulations are burdensome, may reduce demand for our solutions, and non-compliance may impose significant liabilities

Our customers can use our solutions to collect, use, process and store personal data or identifying information regarding their employees and the medical professionals with whom our customers have contact, and, potentially, personal data (including potentially sensitive data such as health information) regarding patients maintained by our customers pursuant to clinical, operational or compliance processes. In this capacity, we act as the data processor. We also collect and sell a database, via our OpenData and KOL Data product lines, for which we are the data controller. In many countries, national and local governmental bodies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, processing, storage and disclosure of personal information obtained from individuals, making compliance a complex task.

In the United States, for instance, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act (HIPAA) of 1996, that protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend, and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purposes. Operating under one of the world's strictest data privacy regimes, Veeva is a registered Data Controller and Data Processor under EU Data Protection Directive 95/46/EC and is in the process of preparing its readiness under the General Data Protection Regulation (GDPR) reform expected to enter into force in 2018. While we were previously self-certified on an annual basis under the now invalid EU-U.S. and Swiss-U.S. Safe Harbor frameworks, we routinely utilize the EU Standard Contractual Clauses, often also referred to as Model Clauses, to ensure that our European customers have adequate assurance of our technical and organization controls on privacy and monitor developments of the EU-U.S. Privacy Shield in order to legally facilitate international data transfers.  There is also a trend toward countries enacting data localization requirements which are not particularly compatible with the cloud computing model. For example, Russia's localization law (Federal Law No. 242-FZ) requires that the source of data for Russian nationals collected on Russian territory must be stored in Russia.

Customers expect that our solutions can be used in compliance with such laws and regulations. The functional and operational requirements and costs of compliance with such laws and regulations may adversely impact our business, and failure to enable our solutions to comply with such laws and regulations could lead to significant fines and penalties imposed by regulators, as well as claims by our customers or third parties. Additionally, all of these domestic and international legislative and regulatory initiatives could adversely affect our customers’ ability or desire to collect, use, process and store personal or health-related information using our solutions or to license data products from us, which could reduce demand for our solutions.

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

In our fiscal year ended January 31, 2016, sales to customers outside North America, as measured by the estimated location of the end users for subscription services revenues and the estimated location of the users for which the services were performed for professional services revenues, accounted for approximately 45% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks, which could adversely affect our business.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our products are subject to U.S. export controls, including the U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations or export to countries, governments, and persons targeted by U.S. sanctions. While we take precautions to prevent our products and services from being exported in violation of these laws, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in fines or penalties. In the event of criminal knowing and willful violations of these laws, fines and possible incarceration for responsible employees and managers could be imposed.

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

Failure to adequately expand our sales and marketing teams and capabilities will impede our growth.

We will need to continue to expand and optimize our sales and marketing infrastructure in order to grow our customer base and our business. We plan to continue to expand our sales and marketing teams, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense and attention. It can take six to nine months or longer before our sales representatives are fully trained and productive. Our business may be adversely affected if our efforts to expand and train our sales and marketing teams do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop and retain talented sales or marketing personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.

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

Our success and ability to compete depend in part upon our intellectual property. We have filed applications for a number of patents, but, to date, we have only three issued patents. We currently rely primarily on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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

There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, or NPEs, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, from August 2013 to November 2014, we were a defendant in a lawsuit filed by Prolifiq Software, Inc. (Prolifiq) in which Prolifiq alleged patent infringement and trade secret misappropriation. The Prolifiq lawsuit was settled in November 2014, and involved a payment to Prolifiq by us in exchange for a license to certain asserted patents. We are also currently responding to a letter from an NPE asserting patent infringement. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

If we are unable to implement and maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be adversely affected.

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

During our assessment of internal control over financial reporting as of January 31, 2016, we identified a material weakness in the internal controls related to our review of the inputs to the valuation of acquired intangible assets. We are working to remediate the material weakness. For more information about the material weakness and our remediation efforts, see Item 9A. “Controls and Procedures.” Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our efforts may not be successful in remediating the material weakness. As part of the remediation process, we may incur additional costs in improving our internal control over financial reporting.

Many of the internal controls we have implemented pursuant to the Sarbanes-Oxley Act are process controls with respect to which a material weakness may be found whether or not any error has been identified in our reported financial statements. This may be confusing to investors and result in damage to our reputation, which may harm our business. Additionally, the proper design and assessment of internal controls over financial reporting are subject to varying interpretations, and, as a result, application in practice may evolve over time as new guidance is provided by regulatory and governing bodies and as common practices evolve. This could result in continuing uncertainty regarding the proper design and assessment of internal controls over financial reporting and higher costs necessitated by ongoing revisions to internal controls.

We must continue to monitor and assess our internal control over financial reporting. If we are unable to successfully remediate the material weakness previously identified and we undertake another future material acquisition, we may not detect errors on a timely basis and our financial statements may be materially misstated. If in the future we have additional material weaknesses, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we are unable to successfully remediate the material weakness previously identified or if in the future we identify additional material weaknesses in our internal controls over financial reporting, are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission (SEC), or other regulatory authorities, which could require additional financial and management resources.

We have incurred and will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and has made some activities more time consuming and costly. Our management and other personnel have little experience managing a public company and preparing public filings. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our management and other personnel may need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we are incurring and expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, including remediating the material weakness described in Item 9A. “Controls and Procedures.” Although we have hired additional employees to comply with these requirements, we may need to hire more accounting, legal and financial staff in the future with appropriate public company experience and technical accounting knowledge to meet these requirements. We cannot accurately predict or estimate the amount or timing of additional costs we may incur as a result of becoming a public company. Further, if our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

We report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. These jurisdictions include Australia, Brazil, Canada, China, France, Germany, Hungary, India, Israel, Italy, Japan, Korea, Singapore, Spain, Switzerland, Thailand, Ukraine and the United Kingdom. The international nature and organization of our business activities are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

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

The market for cloud-based solutions is not as mature as the market for on-premise enterprise software in the life sciences industry, and it is uncertain whether cloud-based solutions will achieve and sustain high levels of customer demand and market acceptance in the life sciences industry. Our success will depend to a substantial extent on the widespread adoption of cloud-based solutions in the life sciences industry, and of Veeva CRM and the multichannel customer relationship management applications that complement Veeva CRM, Veeva Vault and Veeva Network in particular. Many enterprises, and in particular in the life sciences industry, have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to cloud-based solutions. It is difficult to predict customer adoption rates and demand for our solutions, the future growth rate and size of the cloud computing market or the entry of competitive solutions. The expansion of cloud-based solutions, particularly in the life sciences industry, depends on a number of factors, including the cost, performance and perceived value associated with cloud-based solutions, as well as the ability of providers of cloud-based solutions to address security, privacy and unique regulatory requirements or concerns. If we or other cloud-based solution providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based solutions in the life sciences industry, including our solutions, may be adversely affected. If cloud-based solutions do not achieve widespread adoption in the life sciences industry, or there is a reduction in demand for cloud-based solutions caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, our revenues could decrease and our business could be adversely affected.

Risks Related to Ownership of Our Class A Common Stock

Our Class A common stock price has been and will likely continue to be volatile.

The trading price of our Class A common stock has been and will likely continue to be volatile for the foreseeable future. Since shares of our Class A common stock were sold in our initial public offering in October 2013 at a price of $20.00 per share, our stock price has ranged from $17.11 to $49.00 through March 18, 2016. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our Class A common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, such as those in this “Risk Factors” section and others including:

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2016, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 84.1% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

We have broad discretion in the use of our cash balances and may not use them effectively.

We have broad discretion in the use of our cash balances and may not use them effectively. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest the net proceeds from any future securities offerings in a manner that does not produce income or that loses value. Our investments may not yield a favorable return to our investors and may negatively impact the price of our Class A common stock.

We do not intend to pay dividends on our capital stock for the foreseeable future, so any returns will be limited to changes in the value of our Class A common stock.

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

In addition, as of January 31, 2016, we had options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of January 31, 2016, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of January 31, 2016, are described in note 11 of the notes to our condensed consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our Pleasanton, California corporate headquarters, which currently accommodates our principal executive, development, engineering, marketing, business development, employee success, finance, legal, information technology and administrative activities. We expect that our corporate headquarters will support the overall growth of our business for the next few years.

We also lease offices in San Francisco and San Carlos, California; Princeton, New Jersey; New York, New York; Hilliard, Ohio; Fort Washington and Radnor, Pennsylvania; Australia; Brazil; Canada; China; France; Germany; Hungary; Japan; Korea; Singapore; Spain; Thailand and the United Kingdom. We expect to expand our facilities capacity in certain field locations during our fiscal year ending January 31, 2017. We may further expand our facilities capacity after January 31, 2017 as our employee base grows. We believe that we will be able to obtain additional space on commercially reasonable terms.

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

On November 19, 2015, the Criterion Defendants moved to dismiss the complaint. A hearing on the Criterion Defendants’ motion to dismiss is currently scheduled for May 18, 2016. We did not join the Criterion Defendants in filing a motion to dismiss, and, pursuant to Court order, are not required to answer the complaint until after the Court has ruled on the Criterion Defendants’ motion to dismiss.

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

	High	Low
Fiscal year ended January 31, 2016
First quarter	$32.69	$24.26
Second quarter	$29.00	$26.31
Third quarter	$26.53	$22.83
Fourth quarter	$28.99	$23.06
Fiscal year ended January 31, 2015
First quarter	$37.80	$18.70
Second quarter	$26.21	$17.87
Third quarter	$31.56	$21.92
Fourth quarter	$32.85	$26.14

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

Stockholders

As of January 31, 2016, we had 17 holders of record of our Class A common stock and 122 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

	10/16/2013	10/31/2013	1/31/2014	4/30/2014	7/31/2014	10/31/2014	1/31/2015	4/30/2015	7/31/2015	10/31/2015	1/31/2016
Veeva Systems Inc.	100.00	104.71	85.55	51.70	64.05	80.14	77.40	71.45	72.44	68.27	64.85
S&P 500	100.00	104.60	106.69	113.34	116.77	122.66	121.87	128.05	129.85	129.04	121.06
S&P 1500 Application Software Index	100.00	100.78	109.11	104.99	112.51	121.10	118.18	134.51	140.06	146.45	134.38

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of income data for our fiscal years ended January 31, 2016, 2015 and 2014, and the selected consolidated balance sheet data as of January 31, 2016 and 2015 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of income data for fiscal 2013 and 2012 and the consolidated balance sheet data as of January 31, 2014, 2013 and 2012 are derived from audited consolidated financial statements which, are not included in this Form 10-K.

	Fiscal Year Ended January 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Income Data:	(in thousands, except share data)
Revenues:
Subscription services	$316,314	$233,063	$146,621	$73,280	$32,613
Professional services and other	92,907	80,159	63,530	56,268	28,649
Total revenues	409,221	313,222	210,151	129,548	61,262
Cost of revenues(1):
Cost of subscription services	71,180	55,005	36,199	18,852	8,768
Cost of professional services and other	71,034	60,653	46,403	38,164	20,288
Total cost of revenues	142,214	115,658	82,602	57,016	29,056
Gross profit	267,007	197,564	127,549	72,532	32,206
Operating expenses(1):
Research and development	65,976	41,156	26,327	14,638	7,750
Sales and marketing	80,984	56,203	41,507	19,490	12,279
General and administrative	41,458	30,239	20,411	8,371	5,539
Total operating expenses	188,418	127,598	88,245	42,499	25,568
Operating income	78,589	69,966	39,304	30,033	6,638
Other income (expense), net	28	(2,780)	(804)	(940)	15
Income before income taxes	78,617	67,186	38,500	29,093	6,653
Provision for income taxes	24,157	26,803	14,885	10,310	2,423
Net income	$54,460	$40,383	$23,615	$18,783	$4,230

Net income attributable to Class A and Class B common stockholders, basic and diluted	$54,413	$40,138	$10,405	$3,480	$599
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.41	$0.31	$0.20	$0.17	$0.03
Diluted	$0.38	$0.28	$0.15	$0.11	$0.02
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	132,020	127,713	51,725	20,887	17,655
Diluted	144,977	144,204	68,024	30,599	24,776

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$563	$273	$118	$3	$1
Cost of professional services and other	3,858	2,272	902	120	63
Research and development	7,249	3,844	1,700	238	106
Sales and marketing	6,861	3,221	1,788	140	99
General and administrative	5,727	4,715	2,442	214	165
Total stock-based compensation	$24,258	$14,325	$6,950	$715	$434

	As of January 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$132,179	$129,253	$262,507	$31,890	$16,880
Short-term investments	214,024	268,620	25,625	14,276	—
Working capital	314,685	366,314	267,115	32,601	13,456
Deferred revenue	157,419	112,960	67,380	38,785	17,925
Total assets	705,799	544,890	370,308	89,820	41,414
Convertible preferred stock	—	—	—	6,933	6,933
Additional paid-in capital	361,691	317,881	231,534	2,101	1,026
Total stockholders' equity	505,249	406,833	280,096	33,966	14,103

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Veeva is a leading provider of industry cloud software and data solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of the life sciences industry. Our products are designed to meet the unique needs of life sciences companies, regardless of size. Targeted to address our customers’ most strategic business functions—from research and development to commercialization—our solutions are designed to help the industry bring products to market faster and more efficiently, market and sell more effectively and maintain compliance with government regulations.

Veeva CRM was our first commercially available solution and has made up the vast majority of our revenue historically. In our fiscal year ended January 31, 2016, we derived approximately 79% of our subscription services revenues and 74% of our total revenues from our core sales automation solution, Veeva CRM, and our newer multichannel customer relationship management applications that complement Veeva CRM. The contribution of subscription services revenues and total revenues associated with Veeva Vault, Veeva Network Customer Master and Veeva’s data offerings is expected to increase as a percentage of subscription services revenues and total revenue going forward. However, we have less experience selling Veeva Vault, Veeva Network Customer Master, Veeva’s data offerings and our newer multichannel customer relationship management applications that complement Veeva CRM. Although the Veeva Vault solution, in particular, has begun to achieve market acceptance, to the extent that these more recently introduced solutions do not continue to achieve significant market acceptance, our business and results of operations may be adversely affected.

Additionally, on September 29, 2015, we completed our acquisition of the companies referred to as “Zinc Ahead,” which is a provider of commercial content management solutions, in an all-cash transaction. The acquired Zinc Ahead business was our largest acquisition to date. We plan to incorporate functionality from the Zinc Ahead products into our Veeva Vault PromoMats application and to migrate the Zinc Ahead customers to the Vault PromoMats application over time. Because we are currently integrating the Zinc Ahead business, we view that legacy business as a component of our broader commercial content management business.  We do not currently plan to separately break out results from the legacy Zinc Ahead business for any periods after our fiscal year ended January 31, 2016. While we expect this acquisition to support the continued growth of our commercial content management solutions, we may encounter difficulties integrating the Zinc Ahead business and we may not retain existing Zinc Ahead customers and key Zinc Ahead employees to the extent we expect, which could adversely affect our business.

For our fiscal years ended January 31, 2016, 2015 and 2014, our total revenues were $409.2 million, $313.2 million and $210.2 million, respectively, representing year-over-year growth in total revenues of 31% and 49% for our two most recent fiscal years. For our fiscal years ended January 31, 2016, 2015 and 2014, our subscription services revenues were $316.3 million, $233.1 million and $146.6 million, respectively, representing year-over-year growth in subscription services revenues of 36% and 59% for our two most recent fiscal years. We expect the growth rate of our total revenues and subscription services revenues to slightly decline in future periods. We generated net income of $54.5 million, $40.4 million and $23.6 million for our fiscal years ended January 31, 2016, 2015 and 2014, respectively. As of January 31, 2016, 2015 and 2014, we served 400, 276 and 198 customers, respectively.  With respect to our major product lines, our customer totals for each product line as of January 31, 2016, were 212 for Veeva CRM, 219 for Veeva Vault, 35 for Veeva Network Customer Master, and 62 for Veeva OpenData data and data services. A single customer may be counted in more than one product line if the customer has purchased multiple major product lines. Many of our Veeva Vault applications are used by smaller, earlier stage pre-commercial companies. Thus, the potential number of Veeva Vault customers is significantly higher than the potential number of customers that use our commercial solutions.

For a further description of our business and products, see “Business” above.

Key Factors Affecting Our Performance

Investment in Growth. We have invested and intend to continue to invest aggressively in expanding the breadth and depth of our Industry Cloud for life sciences. We expect to continue to invest in research and development to expand existing and build new solutions, sales and marketing to promote our solutions to new and existing customers and in existing and expanded geographies, professional services to ensure the success of our customers’ implementations of our solutions, and other operational and administrative functions to support our expected growth. We anticipate that our headcount will increase as a result of these investments. We expect our total operating expenses will continue to increase over time, and, in some cases, have short-term negative impacts on our operating margin.

Adoption of Our Solutions by Existing and New Customers. Most of our customers initially deploy our solutions to a limited number of users within a division or geography and may only initially deploy a limited set of our available solutions. Our future growth is dependent upon our existing customers’ continued success and renewals of subscriptions to our solutions, expanded deployment of our solutions within their organizations, and the purchase of subscriptions to additional solutions. Our growth is also dependent on the adoption of our solutions by new customers.

Subscription Services Revenue Retention Rate. A key factor to our success is the renewal and expansion of our existing subscription agreements with our customers. We calculate our annual subscription services revenue retention rate for a particular fiscal year by dividing (i) annualized subscription revenue as of the last day of that fiscal year from those customers that were also customers as of the last day of the prior fiscal year by (ii) the annualized subscription revenue from all customers as of the last day of the prior fiscal year. Annualized subscription revenue is calculated by multiplying the daily subscription revenue recognized on the last day of the fiscal year by 365. This calculation includes the impact on our revenues from customer non-renewals, expanded deployment of our solutions within their organizations, deployments of additional solutions or discontinued use of solutions by our customers, and price changes for our solutions. Historically, the impact of price changes on our subscription services revenue retention rate has been minimal. For our fiscal years ended January 31, 2016, 2015 and 2014, our subscription services revenue retention rate was 125%, 138% and 166%, respectively.

Mix of Subscription and Professional Services Revenues. We believe our investments in professional services have driven customer success and facilitated the further adoption of our solutions by our customers. During the initial period of deployment by a customer, we generally provide a greater amount of configuration, implementation and training than later in the deployment. At the same time, many of our customers have historically purchased subscriptions for only a limited set of their total potential users or less than full adoption during their initial deployments. As a result of these factors, the proportion of total revenues for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of users often increases, we have observed and continue to expect the mix of total revenues to shift more toward subscription services revenues. As a result, we expect the proportion of our total revenues from subscription services to increase over time.

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. Additionally, Zinc Ahead had entered into a limited number of perpetual license agreements prior to the acquisition that had accompanying maintenance and hosting fees. We have included such maintenance and hosting fees in our subscription services revenues. Professional services revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. For our fiscal year ended January 31, 2016, subscription services revenues constituted 77% of total revenues and professional services and other revenues constituted 23% of total revenues.

We enter into master subscription agreements with our customers and count each distinct master subscription agreement that has not terminated or expired as a distinct customer for purposes of determining our total number of current customers. We generally enter into a single master subscription agreement with each customer, although in some instances, affiliated legal entities within the same corporate family may enter into a separate master subscription agreement. Divisions, subsidiaries and operating units of our customers often place distinct orders for our subscription services under the same master subscription agreement, and we do not count such distinct orders as new customers for purposes of determining our total customer count. With respect to data services customers that have not purchased one of our software solutions, we count as a distinct customer the party to each agreement that has a known and recurring payment obligation. For purposes of determining our total customer count, we count each entity that uses a legacy Zinc Ahead product as a distinct customer if such entity is not otherwise a customer of ours.

New subscription orders typically have a one-year term and automatically renew unless notice of cancellation is provided in advance. If a customer adds users or solutions to an existing order, such additional orders will generally be coterminous with the initial order, and as a result, orders for additional users or solutions will commonly have an initial term of less than one year. Subscription orders are generally billed just prior to the subscription commencement date in annual or quarterly increments. Because the term of orders for additional users or solutions is commonly less than one year and payment terms may be quarterly, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time and may agree in the future to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes may result in a lesser increase to deferred revenue than if the adjustment had not occurred. Accordingly, we do not believe that change in deferred revenue or calculated billings, a metric commonly cited by financial analysts that is the sum of the change in deferred revenue plus revenue, are accurate indicators of future revenues for any given period of time.

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

We utilize our own professional services personnel and, in certain cases, third-party subcontractors to perform our professional services engagements with customers. Our professional services engagements are primarily billed on a time and materials basis and revenues are typically recognized as the services are rendered. Certain professional services revenues are based on fixed fee arrangements and revenues are recognized based on the proportional performance method. In some cases, the terms of our time and materials and fixed fee arrangements may require that we defer the recognition of revenue until contractual conditions are met. In those circumstances, revenue recognition may be sporadic, based upon the achievement of such contractual conditions. Professional services revenues are affected primarily by our customers’ demands for implementation services, configuration, data services, training and managed services in connection with our solutions.

With respect to our recently acquired Zinc Ahead business, we have not established stand-alone value for professional services and, therefore, we account for multiple element arrangements as a combined unit of accounting.  As a result, professional services revenues for our Zinc Ahead business, when delivered as part of a multiple-element arrangement, are generally recognized ratably over the term of the associated subscription services.

Cost of Revenues

Cost of subscription services revenues for all of our solutions consists of expenses related to third-party data centers, personnel related costs associated with hosting our subscription services and providing support, including our data stewards, operating lease expense associated with computer equipment and software and allocated overhead, amortization expense associated with capitalized internal-use software related to our subscription services and amortization expense associated with purchased intangibles related to our subscription services. Cost of subscription services revenues for Veeva CRM and certain of our multichannel customer relationship management applications also include fees paid to salesforce.com, inc. for our use of the Salesforce1 Platform and the associated hosting infrastructure and data center operations that are provided by salesforce.com. We intend to continue to invest additional resources in our subscription services to enhance our product offerings and increase our delivery capacity. For example, we may add or expand third-party data center capacity in the future and continue to make investments in the availability and security of our solutions. The timing of when we incur these additional expenses will affect our cost of revenues in absolute dollars in the affected periods.

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

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing program costs, amortization expense associated with purchased intangibles related to our customer contracts, customer relationships and brand, travel-related expenses and allocated overhead. Sales commissions and other program spend costs are expensed as incurred. Consequently, the recognition of this expense on our income statement generally precedes the recognition of the related revenue.

General and Administrative. General and administrative expenses consist of employee-related expenses for our executive, finance and accounting, legal, employee success, management information systems personnel and other administrative employees. In addition, general and administrative expenses include third-party professional services costs, including legal costs and professional fees, acquisition-related transaction costs, other corporate expenses and allocated overhead.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Fiscal Year Ended January 31,
	2016	2015	2014
	(in thousands)
Consolidated Statements of Income Data:
Revenues:
Subscription services	$316,314	$233,063	$146,621
Professional services and other	92,907	80,159	63,530
Total revenues	409,221	313,222	210,151
Cost of revenues(1):
Cost of subscription services	71,180	55,005	36,199
Cost of professional services and other	71,034	60,653	46,403
Total cost of revenues	142,214	115,658	82,602
Gross profit	267,007	197,564	127,549
Operating expenses(1):
Research and development	65,976	41,156	26,327
Sales and marketing	80,984	56,203	41,507
General and administrative	41,458	30,239	20,411
Total operating expenses	188,418	127,598	88,245
Operating income	78,589	69,966	39,304
Other income (expense), net	28	(2,780)	(804)
Income before income taxes	78,617	67,186	38,500
Provision for income taxes	24,157	26,803	14,885
Net income	$54,460	$40,383	$23,615

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$563	$273	$118
Cost of professional services and other	3,858	2,272	902
Research and development	7,249	3,844	1,700
Sales and marketing	6,861	3,221	1,788
General and administrative	5,727	4,715	2,442
Total stock-based compensation	$24,258	$14,325	$6,950

	Fiscal Year Ended January 31,
	2016	2015	2014
Consolidated Statements of Income Data:
Revenues:
Subscription services	77.3%	74.4%	69.8%
Professional services and other	22.7	25.6	30.2
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of subscription services	17.4	17.6	17.2
Cost of professional services and other	17.4	19.4	22.1
Total cost of revenues	34.8	37.0	39.3
Gross profit	65.2	63.0	60.7
Operating expenses:
Research and development	16.1	13.1	12.5
Sales and marketing	19.8	17.9	19.8
General and administrative	10.1	9.6	9.7
Total operating expenses	46.0	40.6	42.0
Operating income	19.2	22.4	18.7
Other income (expense), net	—	(0.9)	(0.4)
Income before income taxes	19.2	21.5	18.3
Provision for income taxes	5.9	8.6	7.1
Net income	13.3%	12.9%	11.2%

Revenues

	Fiscal Year Ended January 31,			2016 to 2015	2015 to 2014
	2016	2015	2014	% Change	% Change
	(dollars in thousands)
Revenues:
Subscription services	$316,314	$233,063	$146,621	36%	59%
Professional services and other	92,907	80,159	63,530	16	26
Total revenues	$409,221	$313,222	$210,151	31	49

Percentage of revenues:
Subscription services	77%	74%	70%
Professional services and other	23	26	30
Total revenues	100%	100%	100%

Fiscal 2016 compared to Fiscal 2015.

Total revenues increased $96.0 million, of which $83.3 million was from subscription services revenues. Excluding the impact of the acquired Zinc Ahead business, 36% of the increase in subscription services revenues was attributable to orders from existing customers that were placed on or prior to January 31, 2015 and the renewal of such orders through January 31, 2016. Sixty-four percent of the increase in subscription services revenues was attributable to new orders placed after January 31, 2015 to deploy our solutions to additional users within our existing customer base and to new users at new customers. New orders from existing customers consisted of expanded use of our solutions within a given customer and the addition of solutions not previously utilized by a given customer. The acquired Zinc Ahead business contributed $6.0 million in subscription services revenue from September 29, 2015, the date of acquisition, through January 31, 2016. The geographic mix of subscription services revenues, as measured by the estimated location of the end users for subscription services, were 53% from North America, 28% from Europe and other and 19% from Asia in fiscal 2016 as compared to subscription services revenues of 54% from North America, 26% from Europe and other and 20% from Asia in fiscal 2015.

Professional services and other revenues increased $12.7 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The acquired Zinc Ahead business contributed $0.7 million in professional services and other revenue from September 29, 2015, the date of acquisition, through January 31, 2016. Professional services revenues from North America, as measured by the estimated location of the user for which the services were performed, made up 62% of professional services revenues in fiscal 2016 and 59% of professional services revenues in fiscal 2015. This shift in geographic revenue mix was primarily due to the more rapid rate of revenue growth from deployments in North America as compared to the combined rate of revenue growth from deployments in Europe and Asia.

Subscription services revenues were 77% of total revenues for fiscal 2016, compared to 74% of total revenues for fiscal 2015, reflecting the faster growth rate of our subscription services revenues as compared to the growth rate of our professional services and other revenues as our customers expanded their use of our solutions across new divisions, new geographies, and new products.

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

Costs and Expenses

	Fiscal Year Ended January 31,			2016 to 2015	2015 to 2014
	2016	2015	2014	% Change	% Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$71,180	$55,005	$36,199	29%	52%
Cost of professional services and other	71,034	60,653	46,403	17	31
Total cost of revenues	$142,214	$115,658	$82,602	23	40

Gross margin percentage:
Subscription services	77%	76%	75%
Professional services and other	24	24	27
Total gross margin percentage	65%	63%	61%
Gross profit	$267,007	$197,564	$127,549	35%	55%
Headcount (at period end)	512	372	298	38%	25%

Fiscal 2016 compared to Fiscal 2015. Cost of revenues increased $26.6 million, of which $16.2 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of users of our subscription services, which drove an increase of $8.5 million in fees paid to salesforce.com, a $2.7 million increase in third-party data center costs, a $2.0 million increase in employee compensation-related costs (which includes the impact of an increase of $0.3 million in stock-based compensation and a 49% increase in the headcount of our subscription services team, including headcount from the acquired Zinc Ahead business), and a $1.3 million increase in amortization of purchased intangibles. We expect cost of subscription services revenues to increase in absolute dollars in the near term, as we renew existing orders and enter into new orders for our subscription services. In addition, we expect cost of subscription services revenues to decrease as a percentage of subscription services revenues in the near term, as the proportion of our subscription services revenues from our product offerings that have slightly lower gross margins, including our Veeva Vault applications.

Cost of professional services and other revenues increased $10.4 million, primarily due to a $7.7 million increase in employee compensation-related costs (which includes the impact of an increase of $1.6 million in stock-based compensation and a 34% increase in the headcount of our professional services team, including headcount from the acquired Zinc Ahead business) and an increase of $2.3 million in third-party subcontractor costs. We expect cost of professional services and other revenues to increase as we add personnel to our professional services organization worldwide.

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

Gross profit as a percentage of total revenues for year ended January 31, 2016, 2015 and 2014 was 65%, 63% and 61%, respectively. The increases compared to the prior periods is largely due to an increase in the proportion of total revenues attributable to subscription services revenues as compared to professional services and other revenues, which have higher gross margins, and the continued growth of our Veeva Vault, Veeva Network Customer Master, and our newer multichannel customer relationship management applications that compliment Veeva CRM, all of which have slightly higher gross margins than our core Veeva CRM application.

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

Research and Development

	Fiscal Year Ended January 31,			2016 to 2015	2015 to 2014
	2016	2015	2014	% Change	% Change
	(dollars in thousands)
Research and development	$65,976	$41,156	$26,327	60%	56%
Percentage of total revenues	16%	13%	13%
Headcount (at period end)	480	286	200	68%	43%

Fiscal 2016 compared to Fiscal 2015. Research and development expenses increased $24.8 million, primarily due to an increase of $19.5 million in employee compensation-related costs (which includes the impact of an increase of $3.4 million in stock-based compensation) resulting from a 68% increase in headcount during the period, including headcount from the acquired Zinc Ahead business. The expansion of our headcount in this area is to support the increasing number of products that are under development across our solution offerings, and to a lesser extent headcount from the acquired Zinc Ahead business. We also had an increase in facility related expenses of $1.2 million primarily resulting from the move into our new corporate headquarters and an increase of $0.9 million in third-party consulting services related to the development of our solution offerings.

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

We expect research and development expenses to increase in absolute dollars in the near term, primarily due to higher headcount as we continue to add research and development personnel and invest in our solutions and as we experience the full impact of the additional research and development headcount and expenses associated with the acquired Zinc Ahead business.

Sales and Marketing

	Fiscal Year Ended January 31,			2016 to 2015	2015 to 2014
	2016	2015	2014	% Change	% Change
	(dollars in thousands)
Sales and marketing	$80,984	$56,203	$41,507	44%	35%
Percentage of total revenues	20%	18%	20%
Headcount (at period end)	338	200	158	69%	27%

Fiscal 2016 compared to Fiscal 2015. Sales and marketing expenses increased $24.8 million, primarily due to an increase of $17.6 million in employee compensation-related costs (which includes the impact of an increase of $3.6 million in stock-based compensation, an increase of $3.3 million in sales commissions and a 69% increase in headcount, including headcount from the acquired Zinc Ahead business), an increase of $2.0 million in marketing program costs, a $1.6 million increase in travel-related costs, and a $1.4 million increase in amortization expense associated with purchased intangibles related to our to customer contracts, customer relationships and brand.

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

We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our newer solutions and our continued expansion of our international sales capacity across all our solutions, and as we experience the full impact of the additional sales and marketing headcount and expenses associated with the acquired Zinc Ahead business.

General and Administrative

	Fiscal Year Ended January 31,			2016 to 2015	2015 to 2014
	2016	2015	2014	% Change	% Change
	(dollars in thousands)
General and administrative	$41,458	$30,239	$20,411	37%	48%
Percentage of total revenues	10%	10%	10%
Headcount (at period end)	144	93	69	55%	35%

Fiscal 2016 compared to Fiscal 2015. General and administrative expenses increased $11.2 million, primarily due to increases of $4.8 million in employee compensation-related costs (which includes the impact of an increase of $1.0 million in stock-based compensation and a 55% increase in headcount, including headcount from the acquired Zinc Ahead business), $2.3 million in one-time transaction costs for the acquired Zinc Ahead business, $1.2 million in deferred compensation associated with the acquired Zinc Ahead business, an increase of $1.0 million in expense for software subscriptions for internal use, $0.9 million related to the early termination of the lease for our former headquarters building, and an increase of $0.7 million in taxes and licenses, off-set by a decrease of $1.4 million in third-party professional services costs.

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

We expect general and administrative expenses to slightly increase in absolute dollars in the near term, primarily due to higher headcount, additional expenses, such as professional services from third-party providers, increased administrative support to our expanding foreign operations and as we experience the full impact of the additional general and administrative headcount and expenses associated with the acquired Zinc Ahead business.

Other Income (Expense), Net

	Fiscal Year Ended January 31,			2016 to 2015	2015 to 2014
	2016	2015	2014	% Change	% Change
	(dollars in thousands)
Other income (expense), net	$28	$(2,780)	$(804)	-101%	246%

Fiscal 2016 compared to Fiscal 2015. Other income increased $2.8 million, primarily due to a decrease  of $2.1 million in foreign currency losses and an increase of $1.1 million in interest income, offset by an increase of $0.4 million in investment amortization. The higher interest income and investment amortization compared to the prior year period was primarily attributable to our higher cash equivalent and investment balances during the year leading up to Zinc Ahead acquisition. We continue to experience foreign currency losses primarily due to the increase in the value of the U.S. Dollar against the Euro and the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.  Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen and Chinese Yuan. We may continue to experience adverse foreign currency impacts due to any additional volatility in these currencies.

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

Provision for Income Taxes

	Fiscal Year Ended January 31,			2016 to 2015	2015 to 2014
	2016	2015	2014	% Change	% Change
	(dollars in thousands)
Income before income taxes	$78,617	$67,186	$38,500	17%	75%
Provision for income taxes	24,157	26,803	14,885	(10)	80
Effective tax rate	30.7%	39.9%	38.7%

Our effective tax rate was 31%, 40% and 39% for the years ended January 31, 2016, 2015 and 2014, respectively. Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to foreign earnings considered as indefinitely reinvested in foreign operations, state taxes, the permanent reenactment of the U.S. research and development tax credit, equity compensation, the U.S. domestic production activity deduction, and benefits associated with our tax election resulting from the Zinc Ahead acquisition. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation. Differing tax rates in various jurisdictions could harm our results of operations and financial condition by increasing our overall tax rate.

Fiscal 2016 compared to Fiscal 2015. Our effective tax rate decreased 920 basis points, primarily due to a 960 basis point decrease from a one-time deferred tax asset benefit in the U.S. related to the Zinc Ahead acquisition, a 250 basis point decrease from the U.S. research and development credit, a 150 basis point decrease in U.S. domestic production activity deduction , offset by 200 basis point increase of the valuation allowance and a 150 basis point increase associated with the mix of jurisdictional rates from our foreign operations.

In December 2015, the Protecting Americans from Tax Hikes (PATH) Act of 2015 was signed into law, which made permanent several business-related provisions such as the research tax credit for qualifying amounts paid or incurred after December 31, 2014. As a result of the retroactive extension, we recognized a tax benefit of $2.3 million in the fourth quarter of fiscal 2016 for qualifying amounts incurred in the calendar year 2015.

Fiscal 2015 compared to Fiscal 2014. Provision for income taxes increased $11.9 million, primarily due to an increase in income before taxes for the year, and an increase of 1% in our effective tax rate.

In December 2014, the Tax Increase Prevention Act of 2014 (the "2014 Act") was signed into law, which extended the research credit for one year to December 31, 2014. The extension of the research credit was retroactive and includes amounts paid or incurred after December 31, 2013. As a result of the retroactive extension, we recognized a tax benefit of $1.4 million in the fourth quarter of fiscal 2015 for qualifying amounts incurred in the calendar year 2014.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP operating income, non-GAAP net income and non-GAAP net income per share each meet the definition of a non-GAAP financial measure. In addition to our GAAP measures, we use these non-GAAP financial measures internally for budgeting and resource allocation purposes and in analyzing our financial results. We believe these measures are useful to investors, as a supplement to GAAP measures, as a means to evaluate period-to-period comparisons, in evaluating our ongoing operating results and trends and in comparing our financial measures with other companies in our industry, many of which present similar non-GAAP financial measures to investors. These non-GAAP measures are adjusted for the impact of expenses associated with stock-based compensation, amortization of purchased intangibles, capitalization of expenses associated with development of internal-use software and the subsequent amortization of the capitalized expenses, deferred compensation associated with the acquired Zinc Ahead business, and the tax effect of all of these non-GAAP adjustments. These items are excluded because the decisions which gave rise to them are not made to increase revenue in a particular period, but are made for our long-term benefit over multiple periods and we are not able to change or affect these items in any particular period.

Non-GAAP operating income and non-GAAP net income

We define non-GAAP net income as our total net income excluding the following components, which we believe are not reflective of our ongoing operational expenses. In each case, for the reasons set forth below, we believe that excluding the component provides useful information to investors and others in understanding and evaluating the impact of certain items to our operating results and future prospects in the same manner as it does for us, in comparing financial results across accounting periods and to those of peer companies and to better understand the impact of these non-cash items on our gross margin and operating performance. Additionally, as significant, unusual or discrete events occur, the income statement impact thereof may be excluded in the period in which the events occur.

•

Stock-based compensation expenses. We excluded stock-based compensation expenses from our non-GAAP measures primarily because they are non-cash expenses that we exclude from our internal management reporting processes. We also find it useful to exclude certain non-cash charges to assess the appropriate level of various operating expenses to assist in our budgeting, planning and forecasting of future periods. Moreover, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, we believe excluding stock-based compensation expenses allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies.

•

Amortization of purchased intangibles. We incur amortization expense for purchased intangible assets in connection with acquisitions of certain businesses and technologies. Amortization of intangible assets is a non-cash expense and is significantly inconsistent in amount and frequency affected by the timing and size of new acquisitions. Because these costs have already been incurred and cannot be recovered, and are non-cash expenses, we exclude these expenses for internal management reporting purposes. We also find it useful to exclude these fixed charges when assessing the appropriate level of various operating expenses to assist in our budgeting, planning and forecasting of future periods. Investors should note that the use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of purchased intangible assets will recur in future periods.

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

•

Deferred compensation associated with the acquired Zinc Ahead business. The Zinc Ahead share purchase agreement called for $10.0 million in share purchase consideration to be deferred and paid to certain former Zinc Ahead employees at a rate of one-third of the deferred compensation amount per year only in the event such former Zinc Ahead employees remain employed by Veeva on each deferred compensation payment date. Pursuant to GAAP, these payments are being accounted for as deferred compensation and the expense is recognized over the requisite service period. We believe excluding these deferred compensation expenses from our non-GAAP measures may allow investors to make more meaningful comparisons between our recurring business operating results and those of other companies.

•

Income tax effects on the difference between GAAP and non-GAAP costs and expenses. The income tax effects that are excluded from the non-GAAP measures relate to the tax impact on the difference between GAAP and non-GAAP costs and expenses due to stock-based compensation, purchased intangibles, capitalized internal-use software, and deferred compensation associated with the acquired Zinc Ahead business for GAAP and non-GAAP measures. Also included are certain tax items not directly related to the current fiscal year’s ordinary operating results. Examples of such tax items includes, but are not limited to, changes in the valuation allowance related to deferred tax assets, certain acquisition-related costs and unusual or infrequently occurring items.

We define non-GAAP operating income as our operating income, as reported on our consolidated statement of comprehensive income, excluding stock-based compensation, amortization of purchased intangibles, capitalization of expenses associated with development of internal-use software and the subsequent amortization of the capitalized expenses, and deferred compensation associated with the acquired Zinc Ahead business that are included in operating expenses.

Non-GAAP net income per share

Management uses the non-GAAP net income per share to provide an additional view of performance by excluding items that are not directly related to performance in any particular period in the earnings per share calculation.

We define non-GAAP net income per share as our non-GAAP net income, which excludes the above components, which we believe are not reflective of our ongoing operational expenses, divided by diluted shares outstanding. Diluted shares outstanding are diluted shares, as reported on our consolidated statement of comprehensive income, adjusted for the 85,000,000 shares of convertible preferred stock that was issued and outstanding for the year, or the proportionate part of, prior to our initial public offering which were assumed to be converted to common shares.

Limitations on the use of Non-GAAP financial measures

A limitation of our non-GAAP financial measures of non-GAAP operating income, non-GAAP net income and non-GAAP net income per share is that they are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by other companies, and do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited.

The non-GAAP financial measures are limited in value because they exclude certain items that may have a material impact upon our reported financial results. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which items are adjusted to calculate our non-GAAP financial measures. Thus, our non-GAAP measures of non-GAAP operating income, non-GAAP net income and non-GAAP net income per share should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. Additionally, in the case of stock-based expense, if we did not pay a portion of compensation in the form of stock-based expense, the cash salary expense included in costs of revenues and operating expenses would be higher, which would affect our cash position and our non-GAAP profitability. Veeva compensates for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis and also by providing GAAP measures in our public disclosures.

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

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Fiscal Year Ended January 31,
	2016	2015	2014
Operating income on a GAAP basis	$78,589	$69,966	$39,304
Stock-based compensation expense	24,258	14,325	6,950
Amortization of purchased intangibles	4,308	1,650	1,022
Capitalization of internal-use software	(431)	(413)	(1,117)
Amortization of internal-use software	755	818	502
Deferred compensation associated with Zinc Ahead acquisition	1,120	—	—
Operating income on a non-GAAP basis	$108,599	$86,346	$46,661

Net income on a GAAP basis	$54,460	$40,383	$23,615
Stock-based compensation expense	24,258	14,325	6,950
Amortization of purchased intangibles	4,308	1,650	1,022
Capitalization of internal-use software	(431)	(413)	(1,117)
Amortization of internal-use software	755	818	502
Deferred compensation associated with Zinc Ahead acquisition	1,120	—	—
Income tax effect on non-GAAP adjustments	(10,017)	(3,573)	(865)
Net income on a non-GAAP basis	$74,453	$53,190	$30,107

Net income allocated to participating securities on a GAAP basis	$(47)	$(245)	$(13,210)
Net income allocated to participating securities from non-GAAP adjustments(1)	(18)	(77)	12,581
Net income allocated to participating securities on a non-GAAP basis	(65)	(322)	(629)
Net income attributable to common stockholders on a non-GAAP basis	$74,388	$52,868	$29,478

Diluted shares on a GAAP basis	144,977	144,204	68,024
Impact of assumed conversion of preferred stock(1)	—	—	61,247
Diluted shares on a non-GAAP basis	144,977	144,204	129,271

Diluted net income per share on a GAAP basis	$0.38	$0.28	$0.15
Stock-based compensation expense	0.16	0.10	0.06
Amortization of purchased intangibles	0.03	0.01	0.01
Capitalization of internal-use software	—	—	(0.01)
Amortization of internal-use software	—	0.01	—
Deferred compensation associated with Zinc Ahead acquisition	0.01	—	—
Income tax effect on non-GAAP adjustments	(0.07)	(0.03)	(0.01)
Impact of assumed conversion of preferred stock	—	—	0.03
Diluted net income per share on a non-GAAP basis	$0.51	$0.37	$0.23

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

Liquidity and Capital Resources

	Fiscal Year Ended January 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$80,154	$67,574	$41,753
Net cash used in investing activities	(96,683)	(272,018)	(26,576)
Net cash provided by financing activities	19,406	71,262	215,440
Effect of exchange rate changes on cash and cash equivalents	49	(72)	—
Net change in cash and cash equivalents	$2,926	$(133,254)	$230,617

Our principal sources of liquidity were our cash, cash equivalents and short-term investments, as well as cash flows generated from our operations. At January 31, 2016, our cash, cash equivalents and short-term investments totaled $346.2 million, of which $12.8 million represented cash and cash equivalents held outside of the United States. Non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States and, therefore, no U.S. current or deferred taxes have been accrued related to these balances. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the United States. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

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

Cash Flows from Operating Activities

Our largest source of operating cash inflows is cash collections from our customers for subscription services. We also generate significant cash flows from our professional services arrangements. Our primary uses of cash from operating activities are for employee-related expenditures, fees to salesforce.com, third-party professional services costs, employee travel costs, and leased facilities.

Fiscal 2016 compared to Fiscal 2015. Net cash provided by operating activities was $80.1 million for the year ended January 31, 2016. Our cash provided by operating activities during the year ended January 31, 2016 primarily reflected our net income of $54.5 million, adjustments for non-cash items of $29.8 million, and the net decrease in our operating assets and liabilities of $4.2 million. Non-cash charges included $24.3 million of stock-based compensation expense, $8.5 million of depreciation and amortization expense and $2.8 million of amortization of premiums on short-term investments. The net changes in operating assets and liabilities included a $39.4 million increase in deferred revenue resulting primarily from increased orders from new and existing customers and a $5.0 million increase in accrued expenses and other current liabilities. These sources of cash were partially offset by a $46.7 million increase in accounts receivable related to the timing of billings and collections, a $5.9 million increase in our net deferred income taxes, and a $3.4 million increase in our net income tax obligations related to the timing of tax payments.

Fiscal 2015 compared to Fiscal 2014. Net cash provided by operating activities was $67.6 million for the year ended January 31, 2015. Our cash provided by operating activities during the year ended January 31, 2015 primarily reflected our net income of $40.4 million, adjustments for non-cash items of $14.3 million of stock-based compensation expense and $3.9 million of depreciation and amortization expense. Additional sources of cash inflows were from changes in our working capital, which included a $45.6 million increase in deferred revenue resulting primarily from increased orders from new and existing customers and a $3.3 million increase in our net income tax obligations related to the timing of tax payments. These sources of cash were partially offset by a $34.5 million increase in accounts receivable related to the timing of billings and collections, a $4.7 million increase in other current and long-term assets and a $4.3 million increase in our net deferred income taxes assets.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for acquisition of businesses and the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth, including the build-out of our new corporate headquarters located in Pleasanton, California.

Fiscal 2016 compared to Fiscal 2015. Net cash used in investing activities was $96.7 million for the year ended January 31, 2016 resulting primarily from $126.2 million used in the acquisition of two businesses (comprised of $116.5 million in cash used to complete the acquisition of Zinc Ahead and $9.7 million in cash used to complete the acquisition of Qforma CrowdLink) and $21.2 million in cash used for purchases of property and equipment primarily for the build-out of our new corporate headquarters. The cash outflows were offset by $51.6 million provided from net maturities of marketable securities.

Fiscal 2015 compared to Fiscal 2014. Net cash used in investing activities was $272.0 million for the year ended January 31, 2015 resulting primarily from $245.1 million in net purchases of marketable securities and $26.5 million in cash used for purchases of property and equipment, which primarily includes the July 2014 purchase of our new corporate headquarters located in Pleasanton, California for $24.0 million.

Cash Flows from Financing Activities

The cash flows from financing activities relate to proceeds from our public offerings of Class A common stock, stock option exercises and excess tax benefits from our stock plans.

Fiscal 2016 compared to Fiscal 2015. Net cash provided by financing activities was $19.5 million for the year ended January 31, 2016 resulting from $13.5 million in excess tax benefits from our employee stock plans and $5.9 million in proceeds from employee stock option exercises.

Fiscal 2015 compared to Fiscal 2014. Net cash provided by financing activities was $71.3 million for the year ended January 31, 2015 resulting from $34.2 million net proceeds from our follow-on public offering, $25.3 million in excess tax benefits from our employee stock plans, and $11.8 million from employees participating in the employee stock plans.

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

As of January 31, 2016, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Purchase commitments	$411,581	$4,902	$400	$156,280	$250,000
Operating lease obligations	11,094	3,079	3,966	2,615	1,434
Total	$422,675	$7,981	$4,366	$158,895	$251,434

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

Stock-Based Compensation

We consider compensation expense related to stock-based transactions, including the assumptions used in the determination of the fair value of option awards to be a significant accounting policy. For a description of our assumptions used for our stock-based compensation policy, see note 11 of the notes to our consolidated financial statements.

In addition to assumptions used in determining the fair value of each option award, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our option awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture rate is revised. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation expense on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

Valuation of Goodwill and Intangible Assets

Goodwill and Intangible Assets. When we acquire businesses, we allocate the purchase price to the tangible assets, liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. These estimates are based on information obtained from management of the acquired companies, market participant data, and historical experience. These estimates can include, but are not limited to:

•	the time and expenses that would be necessary to recreate the asset;
•	the profit margin a market participant would receive;
•	cash flows that an asset is expected to generate in the future; and
•	discount rates.

These estimates are inherently uncertain and unpredictable. A change in these estimates could impact our allocation of purchase price to the acquired assets and assumed liabilities. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill based on updated estimate information or facts and circumstances existing as of the acquisition date. Following the earlier of 1) receipt of all necessary information to determine the fair value of assets acquired and liabilities assumed, or 2) one year from the acquisition date, any subsequent adjustments are recorded to earnings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Japanese Yen. Revenues outside of North America as a percentage of revenues were approximately 45%, 45% and 35% in our fiscal years ended January 31, 2016, 2015 and 2014, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For our fiscal years ended January 31, 2016, 2015 and 2014, our foreign currency loss was $1.8 million, $3.9 million and $0.9 million, respectively.

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

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $346.2 million as of January 31, 2016. This amount was invested primarily in money market funds, asset-based securities, commercial paper, corporate notes and bonds, U.S. agency obligations, U.S. treasury securities. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase of 100-basis points in interest rates would have resulted in a $1.5 million market value reduction in our investment portfolio as of January 31, 2016. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $1.1 million as of January 31, 2016. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VEEVA SYSTEMS INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Veeva Systems Inc.:

We have audited the accompanying consolidated balance sheets of Veeva Systems Inc. (the Company) and its subsidiaries as of January 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2016. We also have audited the Company’s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the valuation of acquired intangibles assets has been identified and included in management’s assessment in Item 9A(b). This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our opinion included below on those consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veeva Systems Inc. and subsidiaries as of January 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles.

Veeva Systems Inc. acquired Zinc Ahead and Qforma CrowdLink during 2016, and management excluded from its assessment of the effectiveness of Veeva Systems Inc.’s internal control over financial reporting as of January 31, 2016, Zinc Ahead and Qforma CrowdLink’s internal control over financial reporting associated with revenues of 2% and less than 1%, respectively, of consolidated revenues, and with assets of 1% and less than 1%, respectively, of consolidated assets of Veeva Systems Inc. and subsidiaries as of and for the year ended January 31, 2016. Our audit of internal control over financial reporting of Veeva Systems Inc. also excluded an evaluation of the internal control over financial reporting of Zinc Ahead and Qforma CrowdLink.

Also in our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Veeva Systems Inc. has not maintained effective internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Santa Clara, California

March 31, 2016

VEEVA SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	January 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$132,179	$129,253
Short-term investments	214,024	268,620
Accounts receivable, net of allowance for doubtful accounts of $542 and $413, respectively	144,798	92,661
Deferred income taxes	—	4,815
Prepaid expenses and other current assets	9,963	6,488
Total current assets	500,964	501,837
Property and equipment, net	47,469	28,203
Capitalized internal-use software, net	979	1,240
Goodwill	95,804	4,850
Intangible assets, net	47,500	4,904
Deferred income taxes, noncurrent	9,359	—
Other long-term assets	3,724	3,856
Total assets	$705,799	$544,890

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,600	$3,886
Accrued compensation and benefits	12,451	6,497
Accrued expenses and other current liabilities	11,059	8,939
Income tax payable	750	3,241
Deferred revenue	157,419	112,960
Total current liabilities	186,279	135,523
Deferred income taxes, noncurrent	10,622	170
Other long-term liabilities	3,649	2,364
Total liabilities	200,550	138,057
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 87,359,026 and 64,729,479 issued and outstanding at January 31, 2016 and 2015, respectively	1	—
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 46,186,159 and 66,338,146 issued and outstanding at January 31, 2016 and 2015, respectively	—	1
Additional paid-in capital	361,691	317,881
Accumulated other comprehensive income	172	26
Retained earnings	143,385	88,925
Total stockholders’ equity	505,249	406,833
Total liabilities and stockholders’ equity	$705,799	$544,890

See Notes to Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Fiscal Year Ended January 31,
	2016	2015	2014
Revenues:
Subscription services	$316,314	$233,063	$146,621
Professional services and other	92,907	80,159	63,530
Total revenues	409,221	313,222	210,151
Cost of revenues(1):
Cost of subscription services	71,180	55,005	36,199
Cost of professional services and other	71,034	60,653	46,403
Total cost of revenues	142,214	115,658	82,602
Gross profit	267,007	197,564	127,549
Operating expenses(1):
Research and development	65,976	41,156	26,327
Sales and marketing	80,984	56,203	41,507
General and administrative	41,458	30,239	20,411
Total operating expenses	188,418	127,598	88,245
Operating income	78,589	69,966	39,304
Other income (expense), net	28	(2,780)	(804)
Income before income taxes	78,617	67,186	38,500
Provision for income taxes	24,157	26,803	14,885
Net income	$54,460	$40,383	$23,615

Net income attributable to Class A and Class B common stockholders, basic and diluted	$54,413	$40,138	$10,405
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.41	$0.31	$0.20
Diluted	$0.38	$0.28	$0.15
Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	132,020	127,713	51,725
Diluted	144,977	144,204	68,024
Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale investments	$(181)	$76	$10
Net change in cumulative foreign currency translation gain (loss)	327	(69)	4
Comprehensive income	$54,606	$40,390	$23,629

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$563	$273	$118
Cost of professional services and other	3,858	2,272	902
Research and development	7,249	3,844	1,700
Sales and marketing	6,861	3,221	1,788
General and administrative	5,727	4,715	2,442
Total stock-based compensation	$24,258	$14,325	$6,950

See Notes to Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Series A and B						Accumulated
	Convertible		Class A & B		Additional		Other	Total
	Preferred Stock		Common stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 31, 2013	85,000,000	6,933	24,843,851	—	2,101	24,927	5	33,966
Issuance of common stock upon exercise of stock options	—	—	2,913,194	—	514	—	—	514
Issuance of common stock upon early exercise of stock options	—	—	357,750	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	572	—	—	572
Stock-based compensation expense	—	—	—	—	7,041	—	—	7,041
Conversion of preferred stock to common stock	(85,000,000)	(6,933)	85,000,000	1	6,932	—	—	—
Initial public offering, net of issuance costs	—	—	11,676,750	—	214,200	—	—	214,200
Excess tax benefits from employee stock plans	—	—	—	—	174	—	—	174
Other comprehensive income	—	—	—	—	—	—	14	14
Net income	—	—	—	—	—	23,615	—	23,615
Balance at January 31, 2014	—	—	124,791,545	1	231,534	48,542	19	280,096
Issuance of common stock upon exercise of stock options	—	—	4,437,349	—	5,813	—	—	5,813
Vesting of early exercised stock options	—	—	—	—	377	—	—	377
Repurchase of unvested early exercised stock options	—	—	(16,667)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	115,339	—	(15)	—	—	(15)
Stock-based compensation expense	—	—	—	—	14,385	—	—	14,385
Issuance of common shares under Employee Stock Purchase Plan	—	—	350,059	—	5,951	—	—	5,951
Follow-on offering, net of issuance costs	—	—	1,390,000	—	34,495	—	—	34,495
Excess tax benefits from employee stock plans	—	—	—	—	25,341	—	—	25,341
Other comprehensive income	—	—	—	—	—	—	7	7
Net income	—	—	—	—	—	40,383	—	40,383
Balance at January 31, 2015	—	—	131,067,625	1	317,881	88,925	26	406,833
Issuance of common stock upon exercise of stock options	—	—	2,012,497	—	5,898	—	—	5,898
Issuance of common stock upon early exercise of stock options	—	—	22,084	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	70	—	—	70
Repurchase of unvested early exercised stock options	—	—	(3,333)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	446,312	—	(6)	—	—	(6)
Stock-based compensation expense	—	—	—	—	24,321	—	—	24,321
Excess tax benefits from employee stock plans	—	—	—	—	13,527	—	—	13,527
Other comprehensive income	—	—	—	—	—	—	146	146
Net income	—	—	—	—	—	54,460	—	54,460
Balance at January 31, 2016	—	$—	133,545,185	$1	$361,691	$143,385	$172	$505,249

See Notes to Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$54,460	$40,383	$23,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,464	3,929	2,410
Amortization of premiums on short-term investments	2,804	2,176	364
Stock-based compensation	24,258	14,325	6,950
Deferred income taxes	(6,264)	(4,268)	(1,781)
Bad debt expense	201	227	35
Changes in operating assets and liabilities:
Accounts receivable	(46,653)	(34,455)	(19,738)
Income taxes	(2,994)	3,326	(4,784)
Prepaid expenses and other current and long-term assets	180	(4,652)	(2,951)
Accounts payable	(494)	1,290	(1,303)
Accrued expenses and other current liabilities	5,042	(754)	9,690
Deferred revenue	39,357	45,580	28,473
Other long-term liabilities	1,793	467	773
Net cash provided by operating activities	80,154	67,574	41,753
Cash flows from investing activities
Purchases of short-term investments	(313,357)	(401,955)	(21,403)
Maturities and sales of short-term investments	364,968	156,860	9,700
Purchases of property and equipment	(21,153)	(26,531)	(1,860)
Acquisitions, net of cash acquired	(126,183)	—	(12,149)
Purchases of intangible assets	(568)	—
Capitalized internal-use software development costs	(431)	(413)	(1,117)
Proceeds from note receivable–related party	—	—	253
Changes in restricted cash and deposits	41	21	—
Net cash used in investing activities	(96,683)	(272,018)	(26,576)
Cash flows from financing activities
Proceeds from early exercise of common stock options	10	—	229
Proceeds from exercise of common stock options	5,875	5,813	514
Net proceeds from offerings	—	34,172	214,523
Proceeds from Employee Stock Purchase Plan	—	5,951	—
Restricted stock units acquired to settle employee tax withholding liability	(6)	(15)	—
Excess tax benefits from employee stock plans	13,527	25,341	174
Net cash provided by financing activities	19,406	71,262	215,440
Effect of exchange rate changes on cash and cash equivalents	49	(72)	—
Net change in cash and cash equivalents	2,926	(133,254)	230,617
Cash and cash equivalents at beginning of period	129,253	262,507	31,890
Cash and cash equivalents at end of period	$132,179	$129,253	$262,507
Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$19,968	$1,515	$20,673
Non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities related to property and equipment purchases	$334	$688	$18
Vesting of early exercised stock options	$70	$377	$572
Offering costs not yet paid	$—	$—	$323
Working capital adjustment, not yet paid	$339	$—	$—

See Notes to Consolidated Financial Statements.

Note 1. Summary of Business and Significant Accounting Policies

Description of Business

Veeva is a leading provider of industry cloud software and data solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of the life sciences industry. Our products are designed to meet the unique needs of life sciences companies, regardless of size. Targeted to address our customers’ most strategic business functions—from research and development to commercialization—our solutions are designed to help the industry bring products to market faster and more efficiently, market and sell more effectively and maintain compliance with government regulations. We offer solutions for multichannel customer relationship management, regulated content and information management, master data management and data and data services that meet the specialized functional and compliance needs of life sciences companies. Our fiscal year end is January 31.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the consolidated financial statements and the notes thereto. These estimates are based on information available as of the date of the consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Significant items subject to such estimates and assumptions include, but are not limited to:

•	the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements;
•	the collectibility of our accounts receivable;
•	the fair value of assets acquired and liabilities assumed for business combinations;
•	the valuation of short-term investments and the determination of other-than-temporary impairments;
•	the valuation of building and land;
•	the realizability of deferred income tax assets and liabilities;
•	the fair value of our stock-based awards and related forfeiture rates; and
•	the capitalization and estimated useful life of internal-use software development costs.

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

Revenue Recognition

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. Additionally, Zinc Ahead had entered into a limited number of perpetual license agreements prior to the acquisition that had accompanying maintenance and hosting fees. We have included such maintenance and hosting fees in our subscription services revenues. Professional services revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. We commence revenue recognition when all of the following conditions are satisfied:

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

Professional Services and Other Revenues

The majority of our professional services arrangements are recognized on a time and material basis. Professional services revenues recognized on a time and material basis are measured monthly based on time incurred and contractually agreed upon rates. Certain professional services revenues are based on fixed fee arrangements and revenues are recognized based on the proportional performance method. In some cases, the terms of our time and materials and fixed fee arrangements may require that we defer the recognition of revenue until contractual conditions are met. Data services and training revenues are generally recognized as the services are performed.

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

We determine BESP for our subscription services included in a multiple-element arrangement by considering multiple factors including, but not limited to, stated subscription renewal rates offered to the customer to renew the service and other major groupings such as customer type and geography.

BESP for professional services considers the discount of actual professional services sold compared to list price, the experience level of the individual performing the service and geography.

We allocate consideration proportionately based on established BESP and then recognize the allocated revenue over the respective delivery periods for each element.

Deferred Revenue

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria have not been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our subscription services, and to a lesser extent, professional services and other revenues described above, and is recognized as the revenue recognition criteria are met. We generally invoice our customers in annual, quarterly or monthly installments for the subscription services, which are typically contracted for a term of one year or less. Accordingly, the deferred revenue balance does not generally represent the total contract value of a subscription arrangement. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent, which is in the other long-term liabilities on the consolidated balance sheet.

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

The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	January 31,
	2016	2015
Customer 1	16%	11%
Customer 2	15	*
Customer 3	*	16

*	Does not exceed 10%.

In our fiscal years ended January 31, 2016, 2015 and 2014, our top 10 customers accounted for 50%, 54% and 56% of our total revenues, respectively. No single customer accounted for more than 10% of our total revenues for the fiscal years ended January 31, 2016, 2015 or 2014.

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

	Fiscal Year Ended January 31,
	2016	2015	2014
Balance at beginning of period	$413	$305	$305
Add: charges (credits) to costs and expenses	201	227	(35)
Less: recoveries (write-offs)	(72)	(119)	35
Balance at end of period	$542	$413	$305

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets and commences once the asset is placed in service or ready for its intended use. Construction in progress is related to the construction or development of property (including land) and equipment that have not yet been placed in service for our intended use. The estimated useful lives by asset classification are generally as follows:

Asset Classification	Estimated Useful Life
Land	Not depreciated
Building	30 years
Land and building improvements	Shorter of remaining life of building or estimated useful life
Equipment and computers	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining life of the lease term or estimated useful life

Upon sale or retirement of an asset, the cost and related accumulated depreciation are removed from the general ledger and any related gains or losses are reflected in operating expenses. Repairs and maintenance are charged to our statement of comprehensive income as incurred.

Internal-Use Software

We capitalize certain costs incurred for the development of computer software for internal use. These costs generally relate to the development of our customer relationship management, content and information management and customer master solutions. We capitalize these costs during the development of the project, when it is determined that it is probable that the project will be completed, and the software will be used as intended. Costs related to preliminary project activities, post-implementation activities, training and maintenance are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years, and the amortization expense is recorded as a component of cost of subscription services. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our solutions, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs we capitalize and amortize could change in future periods.

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

If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit’s carrying value, we will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, we will compare the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. We have one reporting unit and evaluate goodwill for impairment at the entity level. We completed our annual impairment test in our fourth quarter of fiscal 2016, which did not result in any impairment of the goodwill balance.

All other intangible assets associated with purchased intangibles, consisting of existing technology, databases, customer contracts and relationships, software, and brand are stated at cost less accumulated amortization and are amortized on a straight-line basis over their estimated remaining economic lives. Amortization expense related to existing technology, databases and software is included in cost of subscription services. Amortization expense related to customer contracts and relationships and brand are included in sales and marketing expense.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. There were no impairment charges recognized during fiscal 2016, 2015 and 2014.

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

The fair value of each stock-based payment award and stock purchase right granted under the 2013 Employee Stock Purchase Plan (ESPP) was estimated on the date of grant using the Black-Scholes option pricing model. We recognized stock-based compensation expenses related to our ESPP on a straight-line basis over the offering period, which was seven months.

The determination of the grant date fair value of stock based payment awards using an option-pricing model are affected by assumptions regarding a number of other complex and subjective variables, which include our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends.

Cost of Revenues

Cost of subscription services and professional services and other revenues are expensed as incurred. Cost of subscription services revenues primarily consists of expenses related to third-party data centers, personnel related costs associated with hosting our subscription services and providing support, including our data stewards, operating lease expense associated with computer equipment and software and allocated overhead, amortization expense associated with capitalized internal-use software related to our subscription services and amortization expense associated with purchased intangibles related to our subscription services. Cost of subscription services revenues for Veeva CRM and certain of our multichannel customer relationship management applications also include fees paid to salesforce.com, inc. for our use of the Salesforce1 Platform and the associated hosting infrastructure and data center operations that are provided by salesforce.com.

Cost of professional services and other revenues primarily consists of employee-related expenses associated with providing these services, including salaries, benefits and stock-based compensation expense, the cost of third-party subcontractor costs, travel costs and allocated overhead.

Sales Commissions

Sales commissions paid for subscriptions are recorded as a component of sales and marketing expenses when earned by our sales team. Commissions are typically earned upon booking of a customer contract. Sales commission expense was $16.4 million, $13.2 million and $11.8 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

Advertising Expenses

Advertising is expensed as incurred. Advertising expense was $0.2 million, $0.1 million and $0.2 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

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

We regularly assess the realizability of our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some or all of our deferred tax assets will not be realized. We evaluate and weigh all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years.

We establish liabilities or reduce assets for uncertain tax positions when we believe certain tax positions are not more likely than not of being sustained if challenged. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement with the tax authority. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual outcomes. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in status or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

We recognize interest accrued and penalties related to unrecognized tax benefits in our income tax expense.

Other Comprehensive Income

Accumulated other comprehensive income is reported as a component of stockholders’ equity and include unrealized gains and losses on marketable securities that are available-for-sale and foreign currency translation adjustment.

Foreign Currency Exchange

The functional currency for Brazil, China, India, Japan, Korea and the Zinc subsidiaries in the United Kingdom is their local currency and for all other foreign subsidiaries their functional currency is the U.S. dollar. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars for those entities that do not have U.S. dollars as their functional currency are recorded as part of a separate component of the consolidated statements of comprehensive income. Foreign currency transaction gains and losses are included in the consolidated statements of operations for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Warranties and Indemnification

Our cloud applications are generally warranted to perform materially in accordance with our standard services description documentation. Additionally, our contracts generally include provisions for indemnifying customers against liabilities if our solutions infringe a third party’s intellectual property rights, and we may also incur liabilities if we breach the security and/or confidentiality obligations in our contracts. To date, we have not incurred any material costs, and we have not accrued any liabilities in the accompanying consolidated financial statements, as a result of these obligations. We also entered into service-level agreements with our customers that specify required levels of application uptime and permit customers to receive credits or to terminate their agreements and receive a refund of prepaid amounts related to unused subscription services in the event that we fail to meet required performance levels. To date, we have not experienced any significant failures to meet defined levels of performance and, as a result, we have not accrued any liabilities related to these agreements in the consolidated financial statements.

Recent Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases”. ASU 2016-02 requires that lease arrangements longer than twelve months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of the updated guidance on our consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-1, “Financial Instruments.” This guidance outlines the classification and measurement of financial instruments. The requirement to disclose the methods and significant assumptions used to estimate fair value is removed. In addition, financial assets and financial liabilities are to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. This standard will be effective for our fiscal year beginning in February 1, 2017. Early adoption is permitted. We do not expect this standard to have a material impact on our financial statements.

Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This guidance simplifies the presentation of deferred income taxes, which requires that deferred income tax liabilities and assets be presented as a net non-current deferred tax asset or liability by jurisdiction on the balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is unchanged. The ASU is effective for periods beginning after December 15, 2016, however earlier adoption is permitted for all entities for any interim or annual financial statements that have not been issued. The Company early adopted the standard in the fourth quarter of 2016 on a prospective basis and, accordingly, reclassified $4.1 million of current deferred tax assets from “Deferred income taxes” to “Deferred income taxes, noncurrent” in the consolidated balance sheet at January 31, 2016. The prior year balances were not retrospectively adjusted.

Business Combinations

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This guidance requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings for changes in depreciation or amortization, or other income effects (if any) as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. This standard will be applied prospectively to adjustments to provisional amounts that occur after the effective date. This standard will be effective for our fiscal year beginning in February 1, 2016. Early adoption is permitted. We do not expect this standard to have a material impact on our financial statements.

Cloud Computing Arrangements

In April 2015, the FASB issued ASU 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. This standard will be adopted on a prospective basis for our fiscal year beginning February 1, 2016. Early adoption is permitted. We do not expect this standard to have a material impact on our financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 supersedes the existing revenue recognition guidance in “Revenue Recognition (Topic 605)”. This update should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This Update defers the effective date of ASU 2014-09 for all entities by one year, although companies still have the option to begin applying the new guidance as of the original effective date. In accordance with the deferral, this guidance will be effective for our fiscal year beginning February 1, 2018. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures and have not selected a transition method yet.

Note 2. Acquisitions

During the fiscal year ended January 31, 2016, we completed two acquisitions, QForma CrowdLink and Zinc Ahead, both of which were accounted for as business combinations. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the acquired companies were recorded as of the acquisition date, at their respective fair values, and are included within our consolidated financial statements. The results of operations related to each company acquired have been included in our consolidated statements of operations from the date of acquisitions. All acquisition-related transaction costs are expensed and reflected in general and administrative expenses on our condensed consolidated statements of comprehensive income for the periods presented.

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

Zinc Ahead

On September 29, 2015, we completed our acquisition of Mineral Newco Ltd., the ultimate parent company of Zinc Ahead Ltd, a company organized under the laws of the United Kingdom that is the ultimate parent company of Zinc Ahead Holdings Ltd, Zinc Ahead Ltd, Zinc Ahead Inc., Zinc Ahead PTY LTD and Zinc Ahead (Japan) KK (collectively, “Zinc Ahead”), in an all-cash transaction. The total closing consideration for the purchase was approximately $119.9 million in cash, inclusive of a $0.3 million working capital adjustment, not yet paid as of January 31, 2016. In addition, the agreement calls for $10.0 million payable over three years at a rate of one-third per year to employee shareholders and option holders of Zinc Ahead who remain employed with us. These payments have been accounted for as deferred compensation and will be recognized over the service period. Zinc Ahead was a provider of commercial content management solutions. We expect this acquisition to support the continued growth of our commercial content management solutions. Over time, we will seek to convert the users of the Zinc Ahead solutions to our Veeva Vault PromoMats application. As of January 31, 2016, we had incurred $2.2 million in acquisition-related transaction costs which are reflected in general and administrative expenses on our consolidated statements of comprehensive income.

Through a share purchase agreement our indirect subsidiary, Veeva U.K. Holdings Limited, acquired all of the share capital of Zinc Ahead. Under the acquisition method of accounting, the total purchase price was allocated to Zinc Ahead's net tangible and intangible assets based upon their estimated fair values as of September 29, 2015.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Useful Lives of Intangible Assets	Fair Value
Purchase price
Cash		$119,935

Allocation of purchase price
Cash		$3,107
Accounts receivable		4,600
Other current and non-current assets		5,140
Deferred tax liabilities, net		(12,316)
Other current and non-current liabilities		(8,730)
Net liabilities		$(8,199)

Customer contracts and relationships	10 years	$31,823
Software	4.5 years	10,063
Brand	3.5 years	1,141
Purchased intangible assets		$43,027

Goodwill		$85,107

Total purchase price		$119,935

We did not record any in-process research and development in connection with the Zinc Ahead acquisition. The amounts of revenue and net loss of Zinc Ahead that are included in our condensed consolidated statements of comprehensive income from September 30, 2015 to January 31, 2016, were $6.7 million and $8.0 million, respectively.

The following unaudited pro forma information presents the combined results of operations for the periods presented as if the acquisition had been completed on February 1, 2014, the beginning of the comparable prior annual reporting period. The unaudited pro forma results include the amortization associated with estimates for the purchased intangible assets and changes to interest income for cash used in the acquisition and exclude acquisition-related transaction costs and the associated tax impact on these unaudited pro forma adjustments.

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

	For the Fiscal Year Ended January 31,
	2016	2015
	(Unaudited)
Pro forma revenues	$428,059	$339,053
Pro forma net income	$48,706	$34,211
Pro forma net income per share attributable to Class A and Class B common stockholders:
Basic	$0.37	$0.27
Diluted	$0.34	$0.24

Qforma CrowdLink

On March 31, 2015, we completed our acquisition of the key opinion leader, or KOL, business and products known as Qforma CrowdLink in an all-cash transaction. We expect this acquisition to support our key opinion leader business. Total purchase price was $9.8 million in cash. There are no contingent cash payments related to this transaction. As of January 31, 2016, we had incurred $0.4 million in acquisition-related transaction costs which are reflected in general and administrative expenses on our consolidated statements of comprehensive income. The assets, liabilities and operating results of Qforma CrowdLink have been reflected in our consolidated financial statements from the date of acquisition and have not been material.

Through the transaction we acquired the outstanding equity interests of Mederi AG, and the selected other KOL-related business assets and liabilities of Qforma, Inc. and other affiliated entities. Under the acquisition method of accounting, the total purchase price was allocated to Qforma CrowdLink's net tangible and intangible assets based upon their estimated fair values as of March 31, 2015.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Useful Lives of Intangible Assets	Fair Value
Purchase price
Cash		$9,750

Allocation of purchase price
Cash		$56
Accounts receivable		1,085
Deferred tax assets, net		143
Other current and non-current assets		50
Other current and non-current liabilities		(731)
Net assets		$603

Database	5 years	$1,800
Customer relationships	4 years	800
Software	5 years	500
Existing technology	5 years	200
Purchased intangible assets		$3,300

Goodwill		$5,847

Total purchase price		$9,750

We did not record any in-process research and development in connection with the Qforma CrowdLink acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not material to the consolidated financial statements.

Note 3. Short-Term Investments

At January 31, 2016, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Asset-backed securities	$5,456	$—	$(2)	$5,454
Commercial paper	5,970	—	—	5,970
Corporate notes and bonds	38,341	26	(40)	38,327
U.S. agency obligations	124,626	14	(54)	124,586
U.S. treasury securities	39,720	4	(37)	39,687
Total available-for-sale securities	$214,113	$44	$(133)	$214,024

At January 31, 2015, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Asset-backed securities	$9,323	$—	$(4)	$9,319
Commercial paper	3,394	—	—	3,394
Corporate notes and bonds	45,990	18	(19)	45,989
U.S. agency obligations	199,822	92	(3)	199,911
U.S. treasury securities	9,999	8	—	10,007
Total available-for-sale securities	$268,528	$118	$(26)	$268,620

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	January 31,
	2016	2015
Due in one year or less	$151,214	$224,263
Due in greater than one year	62,810	44,357
Total	$214,024	$268,620

We have certain available-for-sale securities in a gross unrealized loss position. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in our consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income. There were no impairments considered other-than-temporary as of January 31, 2016 and 2015.

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of January 31, 2016 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Asset-backed securities	$2,249	$(2)
Corporate notes and bonds	14,296	(40)
U.S. agency obligations	82,806	(54)
U.S. treasury securities	33,486	(37)

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of January 31, 2015 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Asset-backed securities	$9,319	$(4)
Corporate notes and bonds	23,239	(19)
U.S. agency obligations	18,398	(3)

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following as of the dates shown (in thousands):

	January 31,
	2016	2015
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	14,106	—
Equipment and computers	5,910	3,103
Furniture and fixtures	6,453	1,207
Leasehold improvements	1,323	1,228
Construction in progress	—	980
	51,816	30,542
Less accumulated depreciation	(4,347)	(2,339)
Total property and equipment, net	$47,469	$28,203

Total depreciation expense was $3.1 million, $1.4 million and $0.9 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

Note 5. Capitalized Internal-Use Software

Capitalized internal-use software, net, consisted of the following as of the dates shown (in thousands):

	January 31,
	2016	2015
Capitalized internal-use software development costs	$3,801	$3,307
Less accumulated amortization	(2,822)	(2,067)
Capitalized internal-use software development costs, net	$979	$1,240

During the fiscal years ended January 31, 2016 and 2015, we capitalized $0.5 million and $0.5 million, respectively, for internal-use software development costs.

Capitalized internal-use software amortization expense totaled $0.8 million, $0.8 million and $0.5 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

Note 6. Intangible Assets and Goodwill

The following schedule presents the details of intangible assets as of January 31, 2016 (in thousands):

	January 31, 2016
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Existing technology	$3,880	$(1,957)	$1,923	2.6
Database	4,939	(2,103)	2,836	3.0
Customer contracts and relationships	33,643	(1,693)	31,950	9.4
Software	10,867	(1,106)	9,761	4.2
Brand	1,141	(111)	1,030	3.2
	$54,470	$(6,970)	$47,500

The following schedule presents the details of intangible assets as of January 31, 2015 (in thousands):

	January 31, 2015
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Existing technology	$3,680	$(1,188)	$2,492	3.4
Database	2,570	(1,037)	1,533	2.3
Customer relationships	1,020	(274)	746	4.3
Software	304	(171)	133	1.3
	$7,574	$(2,670)	$4,904

Amortization expense associated with intangible assets for the fiscal years ended January 31, 2016, 2015 and 2014 was $4.3 million, $1.7 million and $1.0 million, respectively.

The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Estimated
Amortization
Period	Expense
Fiscal 2017	$8,221
Fiscal 2018	7,794
Fiscal 2019	6,964
Fiscal 2020	6,062
Fiscal 2021	3,629
Thereafter	14,830
Total	$47,500

The following schedule presents the details of goodwill as of January 31, 2016 (in thousands):

Goodwill
Balance as of January 31, 2015	$4,850
Goodwill from Qforma CrowdLink acquisition	5,847
Goodwill from Zinc Ahead acquisition	85,107
Balance as of January 31, 2016	$95,804

Note 7. Accrued Expenses

Accrued expenses consisted of the following as of the dates shown (in thousands):

	January 31,
	2016	2015
Accrued commissions	$2,798	$1,309
Accrued bonus	2,957	1,901
Deferred compensation associated with Zinc Ahead	1,120	—
Accrued other compensation and benefits	5,576	3,287
Total accrued compensation and benefits	$12,451	$6,497

Accrued fees paid to salesforce.com	4,222	3,395
Accrued third-party professional services subcontractors fees	1,152	1,631
Sales taxes payable	1,597	1,666
Other accrued expenses	4,088	2,247
Total accrued expenses and other current liabilities	$11,059	$8,939

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

The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$28,087	$—	$—	$28,087
Corporate notes and bonds	—	11,396	—	11,396
U.S. agency obligations	—	3,002	—	3,002
Short-term investments
Asset-backed securities	—	5,454	—	5,454
Commercial paper	—	5,970	—	5,970
Corporate notes and bonds	—	38,327	—	38,327
U.S. agency obligations	—	124,586	—	124,586
U.S. treasury securities	—	39,687	—	39,687
Total	$28,087	$228,422	$—	$256,509

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

Note 9. Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
Foreign currency loss	$(1,785)	$(3,893)	$(940)
Investment amortization	(2,804)	(2,424)	(366)
Interest income	4,617	3,537	502
Other income (expense), net	$28	$(2,780)	$(804)

Note 10. Income Taxes

The components of income (loss) before income taxes by U.S. and foreign jurisdictions were as follows for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
United States	$82,331	$64,178	$35,018
Foreign	(3,714)	3,008	3,482
Total	$78,617	$67,186	$38,500

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction.

Provision for income taxes consisted of the following for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
Current provision:
Federal	$26,919	$26,039	$13,837
State	2,897	3,022	1,186
Foreign	826	2,093	1,644
Total	$30,642	$31,154	$16,667
Deferred provision:
Federal	(4,573)	(3,421)	(1,360)
State	(209)	(197)	(94)
Foreign	(1,703)	(733)	(328)
Total	$(6,485)	$(4,351)	$(1,782)
Provision for income taxes	$24,157	$26,803	$14,885
Provision for income taxes differed from the amount computed by applying the federal statutory income tax rate of 35%, to income before income taxes as a result of the following for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
Federal tax statutory tax rate	$27,489	$23,470	$13,475
State taxes	2,034	1,429	904
Nondeductible expenses	794	140	55
Research and development credit	(4,353)	(2,028)	(880)
Domestic manufacturing deduction	(1,712)	(431)	(1,124)
Stock-based compensation	3,331	2,506	1,802
Foreign rate differential	(5,104)	1,101	(164)
Valuation allowance	5,655	1,589	512
Tax election benefit	(2,865)	—	—
Others	(1,112)	(973)	305
Provision for income taxes	$24,157	$26,803	$14,885

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities related to the following (in thousands):

	January 31,
	2016	2015
Deferred Tax Assets:
Accruals and reserves	$8,181	$4,974
Net operating loss carryforward	1,834	1,176
State income taxes	1,097	967
Tax credit carryforward	10,346	1,795
Other	—	521
Gross Deferred Tax Assets	$21,458	$9,433
Valuation Allowance	(7,990)	(2,304)
Total Deferred Tax Assets	$13,468	$7,129
Deferred Tax Liabilities:
Property and equipment	$(1,265)	$(193)
Intangible assets	(12,854)	(1,822)
Expensed internal-use software	(371)	(469)
Other	(241)	—
Total Deferred Tax Liabilities	$(14,731)	$(2,484)
Net Deferred Tax Assets	$(1,263)	$4,645

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

For the fiscal year ended January 31, 2016, the valuation allowance increased by $5.7 million, of which $4.6 million relates to the limited use of Zinc’s foreign tax credits as governed by regulations, $1.5 million relates to the inability to use California Research and Tax Credits. These amounts were partially offset by a $0.5 million release of valuation allowance in Brazil.

As of January 31, 2016, the net operating loss carryforwards for federal and state income tax purposes were approximately $1.1 million and $4.1 million, respectively. The federal net operating losses and the state net operating losses begin to expire in 2033.

As of January 31, 2016, we had $5.4 million of California research and development tax credits available to offset future taxes, which do not expire.

We evaluate tax positions for recognition using a more-likely than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.

We classify unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as “other non-current liabilities” in the consolidated balance sheets. As of January 31, 2016, the total amount of gross unrecognized tax benefits was $5.2 million, of which $3.0 million, if recognized, would favorably impact our effective tax rate. The aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
Beginning balance	$3,247	$2,439	$1,220
Increases related to tax positions taken during the prior period	160	169	28
Increases related to tax positions taken during the current period	2,185	869	1,191
Lapse of statute of limitations	(344)	(230)	—
Ending balance	$5,248	$3,247	$2,439

Our policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. Interest and penalties were not significant during fiscal 2016.

We file tax returns in the United States for federal, California, and other states. The tax years from 2011 forward remain open to examination for federal, 2007 for California and 2010 for other states. We file tax returns in multiple foreign jurisdictions. The tax years from 2011 forward remain open to examination in these foreign jurisdictions.

As of January 31, 2016, we had not made any tax provision for U.S. federal and state income taxes and foreign withholding taxes on an immaterial amount of undistributed cumulative earnings of foreign subsidiaries that would be potentially subject to US upon repatriation, because those earnings are considered to be indefinitely reinvested in those operations. If we were to repatriate these earnings to the United States, we would be subject to an immaterial amount in U.S. income taxes, subject to an adjustment for foreign tax credits and foreign withholding taxes, based on the US statutory tax rate of 35%.

Note 11. Stockholders’ Equity

Common Stock

In connection with our initial public offering in October 2013 (IPO), we amended our certificate of incorporation to provide for Class A common stock, Class B common stock and preferred stock. Immediately prior to the consummation of the IPO, all outstanding shares of convertible preferred stock and common stock were converted into shares of Class B common stock. As a result, following the IPO, we have two classes of authorized common stock: Class A common stock and Class B common stock.

As of January 31, 2016, we had 87,359,026 shares of Class A common stock and 46,186,159 shares of Class B common stock outstanding, of which 56,666 shares of Class B common stock were unvested, resulting from employees exercising stock options prior to vesting.

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

As of January 31, 2016, the number of shares of our Class A common stock available for issuance under the 2013 EIP was 12,656,864 plus any shares of our Class B common stock subject to awards under the 2012 EIP and the 2007 Plan that expire or lapse unexercised or, with respect to shares issued pursuant to such awards, are forfeited or repurchased by us after the date of our IPO on October 15, 2013. The number of shares available for issuance under the 2013 EIP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 13.75 million shares, (b) 5% of the shares of all classes of our common stock outstanding on the last business day of the prior fiscal year, or (c) the number of shares determined by our board of directors.

2013 Employee Stock Purchase Plan

Our ESPP was adopted by our board of directors in August 2013 and our stockholders approved it in September 2013. The ESPP became effective as of our IPO registration statement on Form S-1, on October 15, 2013. Our ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (Code). The ESPP was approved with a reserve of 4.0 million shares of Class A common stock for future issuance under various terms provided for in the ESPP. The number of shares available for issuance under the ESPP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 2.2 million shares, (b) 1% of the shares of all classes of our common stock outstanding on the last business day of the prior fiscal year or (c) the number of shares determined by our board of directors. Prior to the beginning of our fiscal year ending January 31, 2017 our board of directors determined not to increase the number of shares available for issuance under the ESPP.

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

Early Exercise of Employee Options

We historically have allowed for the early exercise of options granted under the 2007 Plan prior to vesting. The 2007 Plan allows for such exercises by means of cash payment, surrender of already outstanding common stock, a same day broker assisted sale or through any other form or method consistent with applicable laws, regulations and rules. Historically, all exercises have been through cash payment. The unvested shares are subject to our repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options, and reclassified to common stock as our repurchase right lapses. At January 31, 2016 and 2015, there were unvested shares in the amount of 56,666 and 195,833, respectively, which were subject to repurchase at an aggregate price of an immaterial amount and approximately $0.1 million, respectively.

These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding. However, these restricted shares are only deemed outstanding for basic earnings per share computation purposes upon the respective repurchase rights lapsing. We treat cash received from employees for the exercise of unvested options as a refundable deposit included as a liability in our consolidated balance sheets. During fiscal 2016, we recorded an immaterial amount of cash received for early exercise of options in accrued expenses. During fiscal 2015, there were no early exercises of options. Amounts from accrued expenses are reclassified to common stock and additional paid-in capital as the shares vest.

Stock Option Activity

The 2007 Stock Plan and the 2012 EIP provided, and the 2013 EIP provides, for the issuance of incentive and nonstatutory options to employees, consultants and non-employee directors. Options issued under and outside of the 2007 Plan generally are exercisable for periods not to exceed 10 years and generally vest over four to five years. Options issued under the 2012 EIP and 2013 EIP generally are exercisable for periods not to exceed 10 years and generally vest over five to nine years. A summary of stock option activity for fiscal 2016 is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (in years)	value
Options outstanding at January 31, 2015	20,233,620	$4.18	7.7	$498,862,568
Options granted	619,800	26.91
Options exercised	(2,034,581)	2.90
Options forfeited/cancelled	(269,137)	9.04
Options outstanding at January 31, 2016	18,549,702	$5.01	6.8	$359,306,108
Options vested and exercisable at January 31, 2016	5,359,310	$3.51	6.1	$111,640,103
Options vested and exercisable at January 31, 2016 and expected to vest thereafter	17,784,060	$5.00	6.8	$344,779,212

The weighted average grant-date fair value of options granted during fiscal years ended January 31, 2016, 2015 and 2014 was $12.36, $13.87 and $2.78, respectively, per share.

As of January 31, 2016, there was $31.4 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under the 2007 Plan, 2012 EIP and 2013 EIP. This cost is expected to be recognized over a weighted average period of 3.8 years.

As of January 31, 2016, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.

Our closing stock price as reported on the New York Stock Exchange as of January 29, 2016, the last trading day of fiscal year 2016 was $24.10. The total intrinsic value of options exercised was $49.6 million for the fiscal year ended January 31, 2016.

Restricted Stock Units

The 2013 EIP provides for the issuance of RSUs to employees. RSUs issued under the 2013 EIP generally vest over four years. A summary of RSU activity for fiscal 2016 is presented below:

		Weighted
	Unreleased	average
	Restricted	grant date
	Stock Units	fair value
Balance at January 31, 2015	965,972	$27.48
RSUs granted	1,996,000	26.59
RSUs vested	(446,515)	27.28
RSUs forfeited/cancelled	(296,032)	26.88
Balance at January 31, 2016	2,219,425	$26.80

During the year ended January 31, 2016, we issued RSUs under the 2013 EIP with a weighted-average grant date fair value of $26.59.

As of January 31, 2016, there was a total of $56.9 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs, which are expected to be recognized over a weighted-average period of approximately 3.2 years. The total intrinsic value of RSUs vested was $11.9 million for the fiscal year ended January 31, 2016.

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

The following table presents the weighted-average assumptions used to estimate the fair value of our stock options granted during the periods presented:

	For the fiscal year ended
	2016	2015	2014
Volatility	45% – 46%	48% – 50%	42% – 50%
Expected term (in years)	5.50 – 6.32	6.00 – 6.32	6.32 – 8.23
Risk-free interest rate	1.69% – 1.84%	1.75% – 1.94%	1.03% – 2.09%
Dividend yield	0%	0%	0%

For the years ended January 31, 2016, 2015 and 2014, we capitalized an immaterial amount of stock-based compensation as part of our internal-use software capitalization.

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

The following table presents the weighted-average assumptions used to calculate our stock-based compensation for the stock purchases under the ESPP:

Volatility	44%
Expected term (in years)	0.58
Risk-free interest rate	0.10%
Dividend yield	0%

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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	For the fiscal year ended January 31,
	2016		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$31,453	$23,007	$14,540	$25,843	$1,934	$21,681
Noncumulative dividends on convertible preferred stock	—	—	—	—	(33)	(371)
Undistributed earnings allocated to participating securities	(27)	(20)	(88)	(157)	(1,049)	(11,757)
Net income attributable to common stockholders, basic	$31,426	$22,987	$14,452	$25,686	$852	$9,553
Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	76,246	55,774	45,983	81,730	4,237	47,488
Net income per share attributable to common stockholders, basic	$0.41	$0.41	$0.31	$0.31	$0.20	$0.20

Diluted
Numerator
Net income attributable to common stockholders, basic	$31,426	$22,987	$14,452	$25,686	$852	$9,553
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	22,987	—	25,686	—	9,553	—
Reallocation of net income to Class B common stock	—	2,808	—	1,653	—	204
Net income attributable to common stockholders, diluted	$54,413	$25,795	$40,138	$27,339	$10,405	$9,757
Denominator
Number of shares used for basic EPS computation	76,246	55,774	45,983	81,730	4,237	47,488
Conversion of Class B to Class A common stock	55,774	—	81,730	—	47,488	—
Effect of potentially dilutive common shares	12,957	12,957	16,491	16,491	16,299	16,299
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	144,977	68,731	144,204	98,221	68,024	63,787
Net income per share attributable to common stockholders, diluted	$0.38	$0.38	$0.28	$0.28	$0.15	$0.15

Potential common shares excluded where the inclusion would be anti-dilutive are as follows (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	886	355	15,928

Note 13. Commitments and Contingencies

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

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

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases were $4.4 million, $2.9 million and $2.5 million, for the fiscal year ended January 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments under non-cancelable operating leases as of January 31, 2016 are as follows (in thousands):

Operating
Period	leases
Fiscal 2017	$3,079
Fiscal 2018	2,260
Fiscal 2019	1,706
Fiscal 2020	1,559
Fiscal 2021	1,056
Thereafter	1,434
Total	$11,094

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce Platform in combination with our developed technology to deliver certain of our multichannel customer relationship management applications, including hosting infrastructure and data center operations provided by salesforce.com. On March 3, 2014, we extended the term of the Value-Added Reseller Agreement for an additional ten years through September 1, 2025 and amended our minimum order commitments. As of January 31, 2016, we remained obligated to pay fees of at least $410.8 million prior to September 1, 2025 in connection with this agreement.

OEM Agreement

Zinc Ahead, a recently acquired business, has an authorized OEM agreement with VYRE Limited for use and resale of certain proprietary products used for digital asset management in combination with the Zinc Ahead product offerings. As of January 31, 2016, we remained obligated to pay fees of $0.2 million annually through June 2019, a total of $0.8 million through the remainder of this agreement.

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

	Fiscal Year Ended January 31,
	2016	2015	2014
Revenues by geography
North America	$225,483	$173,261	$124,451
Europe and other	111,923	81,782	49,944
Asia Pacific	71,815	58,179	35,756
Total revenues	$409,221	$313,222	$210,151

Long-lived assets by geographic area are as follows as of the date shown (in thousands):

	January 31,
	2016	2015	2014
Long-lived assets by geography
North America	$45,163	$27,213	$1,341
Europe and other	1,827	538	509
Asia Pacific	479	452	595
Total long-lived assets	$47,469	$28,203	$2,445

Substantially all of the long-lived assets included in the North America region are located in the United States.

Note 16. 401(k) Plan

We have a qualified defined contribution plan under Section 401(k) of the Code covering eligible employees. To date, we have not made any matching contributions to this plan.

Note 17. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for fiscal 2016 and 2015 is as follows (in thousands):

	Three Months Ended
	Jan. 31, 2016	Oct. 31, 2015	Jul. 31, 2015	Apr. 30, 2015	Jan. 31, 2015	Oct. 31, 2014	Jul. 31, 2014	Apr. 30, 2014
Consolidated Statements of Income Data:	(in thousands)
Total revenues	$114,270	$106,921	$98,107	$89,923	$87,012	$83,825	$75,664	$66,721
Gross profit	74,526	69,909	64,634	57,938	55,856	53,409	47,528	40,771
Operating income	15,211	20,100	22,353	20,925	20,683	19,941	16,785	12,557
Net income	$17,590	$10,482	$13,406	$12,982	$13,326	$10,258	$9,578	$7,221
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.13	$0.08	$0.10	$0.10	$0.10	$0.08	$0.07	$0.06
Diluted	$0.12	$0.07	$0.09	$0.09	$0.09	$0.07	$0.07	$0.05

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During our evaluation of our disclosure controls and procedures as of January 31, 2016, we identified a material weakness in the design of our internal controls related to our review of the inputs to the valuation of acquired intangible assets as described further below. Because of this identified material weakness, we have concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

Notwithstanding this material weakness, management has concluded that the Consolidated Financial Statements included in the Form 10-K present fairly, in all material respects, the financial position of the Company at January 31, 2016 and January 31, 2015 and the consolidated results of operations and cash flows for each of the three fiscal years in the period ended January 31, 2016 in conformity with U.S. generally accepted accounting principles.

(b) Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2016 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Zinc Ahead and Qforma CrowdLink, which we acquired on September 29, 2015 and March 31, 2015, respectively. We have included the financial results of Zinc Ahead and Qforma CrowdLink in the consolidated financial statements from the respective dates of acquisition. Total revenues subject to Zinc Ahead and Qforma CrowdLink’s internal control over financial reporting represented 2% and less than 1%, respectively, of our consolidated total revenues for the fiscal year ended January 31, 2016. Total assets subject to Zinc Ahead and Qforma CrowdLink’s internal control over financial reporting represented 1% and less than 1%, respectively, of our consolidated total assets as of January 31, 2016.

Based on the assessment, our management has concluded that, while there are no misstatements identified in the Consolidated Financial Statements included in the Form 10-K for the year ended January 31, 2016, our internal control over financial reporting are not effective because of the existence of the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The material weakness in internal control over financial reporting resulted from the inadequate design of internal controls related to management’s review of the completeness and accuracy of key assumptions and financial data used to measure the fair value of acquired intangible assets, and the involvement of specialists and the evidence and documentation of internal control procedures with respect to the process of determining fair value of acquired intangible assets. The material weakness indicates that management did not have a control that was sufficiently distinct from the process management undertook to measure the fair value of the acquired intangible assets.

Our internal control over financial reporting as of January 31, 2016, has been audited by KPMG LLP, an independent registered public company accounting firm, as stated in its report which contains an adverse opinion on the effectiveness of our internal control over financial reporting. This report appears in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Remediation Efforts to Address the Material Weakness

We are working to remediate the material weakness. Among other things, we expect to:

•

improve the design of internal controls related to management’s review of the completeness and accuracy of key assumptions and financial data used to measure the fair value of acquired intangible assets and the involvement of specialists;

•

improve the design of internal controls related to the evidence and documentation of internal control procedures with respect to the process of determining fair value of acquired intangible assets; and

•	sufficiently distinguish our internal controls from the process we undertake to measure the fair value of acquired intangible assets.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the material weakness noted above.

(e) Inherent Limitations on Effectiveness of Controls

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

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2016 annual meeting of stockholders (the “Proxy Statement”), which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2016, and is incorporated in this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2016, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2016, and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2016, and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2016, and is incorporated in this report by reference.

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

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 31st day of March, 2016.

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

Signature	Title	Date

/s/ Peter P. Gassner Peter P. Gassner	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2016

/s/ Timothy S. Cabral Timothy S. Cabral	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2016

/s/ Tim Barabe Tim Barabe	Director	March 31, 2016

/s/ Paul Chamberlain Paul Chamberlain	Director	March 31, 2016

/s/ Ronald E.F. Codd Ronald E.F. Codd	Director	March 31, 2016

/s/ Gordon Ritter Gordon Ritter	Chairman of the Board of Directors	March 31, 2016

/s/ Paul Sekhri Paul Sekhri	Director	March 31, 2016

EXHIBIT INDEX
Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated September 29, 2015, among Veeva Systems Inc., Veeva U.K. Holdings Limited, Accel-KKR Structured Capital Partners, LP and the other sellers party thereto.	8-K	001-36121	2.1	10/1/2015
3.1	Restated Certificate of Incorporation of Registrant.	8-K	001-36121	3.1	10/22/2013
3.2	Amended and Restated Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013
4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-191085	4.1	10/3/2013
4.2	Amended and Restated Investors’ Rights Agreement, dated May 16, 2008, by and among the Registrant and the other parties thereto.	S-1	333-191085	4.2	9/11/2013
10.1	Data Processing Addendum, dated April 4, 2014, to Value-Added Reseller Agreement, between Registrant and salesforce.com, inc., as amended.	10-Q	001-36121	10.1	6/6/2014
10.2	Purchase and Sale Agreement, dated June 11, 2014, between Registrant and The Duffield Family Foundation, as amended July 16, 2014.	10-Q	001-36121	10.1	9/11/2014
10.3	Description of Non-Employee Director Compensation.	8-K	001-36121	Item 5.02	7/10/2014
10.4	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-191085	10.1	10/3/2013
10.5*	2007 Stock Plan and forms of agreements thereunder.	S-1	333-191085	10.2	9/11/2013
10.6*	2012 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-191085	10.3	9/11/2013
10.7*	2013 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-191085	10.4	10/3/2013
10.8*	2013 Employee Stock Purchase Plan.	S-1/A	333-191085	10.5	10/3/2013
10.9**	Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended December 3, 2010, December 13, 2010, April 15, 2011, August 23, 2011, September 29, 2011, April 3, 2012 and May 24, 2012.	S-1/A	333-191085	10.7	9/20/2013

EXHIBIT INDEX
Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.10**	Eighth Amendment, dated March 3, 2014, to Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended.	8-K	001-36121	10.1	3/4/2014
10.11*	Offer letter, dated June 20, 2013, between Peter P. Gassner and the Registrant.	S-1	333-191085	10.8	9/11/2013
10.12*	Offer letter, dated June 19, 2013, between Matthew J. Wallach and the Registrant.	S-1	333-191085	10.9	9/11/2013
10.13*	Offer letter, dated January 25, 2010, between Timothy S. Cabral and the Registrant.	S-1	333-191085	10.10	9/11/2013
10.14*	Offer letter, dated March 16, 2012, between Ronald E. F. Codd and the Registrant.	S-1	333-191085	10.11	9/11/2013
10.15*	Offer letter, dated August 14, 2012, between Jonathan W. Faddis and the Registrant.	10-Q	001-36121	10.1	6/4/2015
10.16*	Description of Non-Employee Director Compensation.	8-K	001-36121	Item 5.02	10/1/2015
10.17	Data Processing Addendum, dated January 23, 2016, to Value-Added Reseller Agreement, between Registrant and salesforce.com, inc., as amended.					X
21.1	List of Subsidiaries of Registrant.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see page 95 of this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document.					X

EXHIBIT INDEX
Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.SCH	XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan.
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