Form 10-Q
period 2016-04-30
VEEVA SYSTEMS INC
filed 2016-06-08
CIK 1393052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

As of May 27, 2016, there were 96,768,253 shares of the Registrant’s Class A common stock outstanding and 37,996,223 shares of the Registrant’s Class B common stock outstanding.

VEEVA SYSTEMS INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information concerning our possible or assumed future results of operations and expenses, business strategies and plans, trends, market sizing, competitive position, industry environment and potential growth opportunities and product capabilities, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would,” “tracking to,” “on track” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	April 30,	January 31,
	2016	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$245,942	$132,179
Short-term investments	211,493	214,024
Accounts receivable, net of allowance for doubtful accounts of $337 and $413, respectively	81,776	144,798
Prepaid expenses and other current assets	9,163	9,963
Total current assets	548,374	500,964
Property and equipment, net	47,659	47,469
Capitalized internal-use software, net	969	979
Goodwill	95,804	95,804
Intangible assets, net	45,446	47,500
Deferred income taxes, noncurrent	9,865	9,359
Other long-term assets	3,675	3,724
Total assets	$751,792	$705,799

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,630	$4,600
Accrued compensation and benefits	11,894	12,451
Accrued expenses and other current liabilities	8,045	11,059
Income tax payable	1,753	750
Deferred revenue	180,776	157,419
Total current liabilities	207,098	186,279
Deferred income taxes, noncurrent	10,287	10,622
Other long-term liabilities	3,861	3,649
Total liabilities	221,246	200,550
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 96,341,558 and 87,359,026 issued and outstanding at April 30, 2016 and January 31, 2016, respectively	1	1
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 38,047,403 and 46,186,159 issued and outstanding at April 30, 2016 and January 31, 2016, respectively	—	—
Additional paid-in capital	374,192	361,691
Accumulated other comprehensive income	459	172
Retained earnings	155,894	143,385
Total stockholders’ equity	530,546	505,249
Total liabilities and stockholders’ equity	$751,792	$705,799

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the three months ended April 30,
	2016	2015
	(Unaudited)
Revenues:
Subscription services	$96,032	$68,894
Professional services and other	23,732	21,029
Total revenues	119,764	89,923
Cost of revenues(1):
Cost of subscription services	21,745	15,873
Cost of professional services and other	19,346	16,112
Total cost of revenues	41,091	31,985
Gross profit	78,673	57,938
Operating expenses(1):
Research and development	22,073	12,957
Sales and marketing	26,723	15,496
General and administrative	12,071	8,560
Total operating expenses	60,867	37,013
Operating income	17,806	20,925
Other income, net	2,747	763
Income before income taxes	20,553	21,688
Provision for income taxes	8,044	8,706
Net income	$12,509	$12,982

Net income attributable to Class A and Class B common stockholders, basic and diluted	$12,505	$12,964
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.09	$0.10
Diluted	$0.09	$0.09
Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	133,996	131,163
Diluted	145,708	144,734
Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale investments	$174	$(3)
Net change in cumulative foreign currency translation gain (loss)	113	(8)
Comprehensive income	$12,796	$12,971

(1)

Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$209	$111
Cost of professional services and other	1,178	742
Research and development	2,394	1,383
Sales and marketing	2,455	1,120
General and administrative	1,907	1,443
Total stock-based compensation	$8,143	$4,799

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended April 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities
Net income	$12,509	$12,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,405	1,024
Amortization of premiums on short-term investments	420	763
Stock-based compensation	8,143	4,799
Deferred income taxes	(838)	—
Bad debt recovery	(205)	(7)
Changes in operating assets and liabilities:
Accounts receivable	63,227	23,536
Income taxes	380	2,862
Prepaid expenses and other current and long-term assets	1,390	33
Accounts payable	66	(760)
Accrued expenses and other current liabilities	(2,905)	(1,336)
Deferred revenue	23,357	(2,197)
Other long-term liabilities	411	92
Net cash provided by operating activities	109,360	41,791
Cash flows from investing activities
Purchases of short-term investments	(67,740)	(100,837)
Maturities and sales of short-term investments	70,025	47,744
Purchases of property and equipment	(2,057)	(4,710)
Acquisitions, net of cash acquired	—	(9,987)
Capitalized internal-use software development costs	(140)	(22)
Changes in restricted cash and deposits	(6)	1
Net cash provided by (used in) investing activities	82	(67,811)
Cash flows from financing activities
Proceeds from early exercise of common stock options	—	8
Proceeds from exercise of common stock options	1,345	1,162
Restricted stock units acquired to settle employee tax withholding liability	(1)	(4)
Excess tax benefits from employee stock plans	2,861	3,169
Net cash provided by financing activities	4,205	4,335
Effect of exchange rate changes on cash and cash equivalents	116	(7)
Net change in cash and cash equivalents	113,763	(21,692)
Cash and cash equivalents at beginning of period	132,179	129,253
Cash and cash equivalents at end of period	$245,942	$107,561
Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$2,965	$2,642
Non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities related to property and equipment purchases	$(689)	$2,482
Vesting of early exercised stock options	$16	$17

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Summary of Business and Significant Accounting Policies

Description of Business

Veeva is a leading provider of industry cloud software and data solutions for life sciences companies. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of the global life sciences industry. Our solutions are designed to meet the unique needs of life sciences companies regardless of size and to address their most strategic business functions. From research and development to commercialization, our solutions are designed to help our customers bring products to market faster and more efficiently, market and sell more effectively and maintain compliance with government regulations. We provide multichannel customer relationship management, regulated content and information management, master data management and data and data services that meet the specialized functional and compliance needs of life sciences companies. Recently, we announced that we will begin selling certain of our regulated content and information management applications to companies in regulated industries adjacent to life sciences. Our fiscal year end is January 31.

Principles of Consolidation and Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting and include the accounts of our wholly owned subsidiaries after elimination of intercompany accounts and transactions. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Veeva’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed on March 31, 2016. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.

The consolidated balance sheet as of January 31, 2016 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, our comprehensive income and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2017 or any other period.

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

Revenue Recognition

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. In addition, Zinc Ahead, a company we recently acquired, had a limited number of perpetual license agreements with accompanying maintenance and hosting fees. We have included such on-going maintenance and hosting fees in our subscription services revenues. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. We commence revenue recognition when all of the following conditions are satisfied:

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

Subscription Services Revenues

Subscription services revenues are recognized ratably over the order term beginning when the solution has been provisioned to the customer. Our subscription arrangements are considered service contracts, and the customer does not have the right to take possession of the software. On-going maintenance and hosting fees for Zinc Ahead solutions are also recognized ratably over the accompanying maintenance and hosting term.

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

BESP for professional services considers the discount of actual professional services sold compared to list price, the experience level of the individual performing the service and the estimated location of the end users for which the services were performed.

We allocate consideration proportionately based on established BESP and then recognize the allocated revenue over the respective delivery periods for each element.

Deferred Revenue

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria have not been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our subscription services, and to a lesser extent, professional services and other revenues described above, and is recognized as the revenue recognition criteria are met. We generally invoice our customers in annual, quarterly or monthly installments for the subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of a subscription arrangement. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent, which is in the other long-term liabilities on the consolidated balance sheet.

Certain Risks and Concentrations of Credit Risk

Our revenues are derived from subscription services, professional services and other services delivered primarily to the life sciences industry. We operate in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs, the emergence of competitive products or services with new capabilities and other factors could negatively impact our operating results.

Our financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. Our cash equivalents and short-term investments are held in safekeeping by large, credit-worthy financial institutions. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Deposits in these financial institutions may significantly exceed federally insured limits.

We do not require collateral from our customers and generally require payment within 30 to 60 days of billing. We periodically evaluate the collectibility of our accounts receivable and provide an allowance for doubtful accounts as necessary, based on historical experience. Historically, such losses have not been material.

The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	April 30,	January 31,
	2016	2016
Customer 1	*	16%
Customer 2	*	15
Customer 3	14%	*

*	Does not exceed 10%.

No single customer represented over 10% of total revenues in the condensed consolidated financial statements for the three months ended April 30, 2016 and 2015.

Recent Accounting Pronouncements

Stock-Based Compensation

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment”. The guidance simplifies the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities on the balance sheet, and classification of employee taxes paid on statement of cash flows when an employer withholds shares for tax-withholding purposes. The new standard is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We have elected not to early adopt. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases”. ASU 2016-02 requires that lease arrangements longer than twelve months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are evaluating the impact of this new accounting standard on our consolidated financial statements and have not determined whether we will early adopt.

Financial Instruments

In January 2016, the FASB issued ASU 2016-1, “Financial Instruments.” This guidance outlines the classification and measurement of financial instruments. The requirement to disclose the methods and significant assumptions used to estimate fair value is removed. In addition, financial assets and financial liabilities are to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. This standard will be effective for our fiscal year beginning in February 1, 2017, and early adoption is permitted. We do not expect this standard to have a material impact on our consolidated financial statements.

Business Combinations

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This guidance requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings for changes in depreciation or amortization, or other income effects (if any) as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. This standard will be applied prospectively to adjustments to provisional amounts that occur after the effective date. The Company adopted this standard on a prospective basis for our fiscal year beginning in February 1, 2016. We do not expect this standard to have a material impact on our consolidated financial statements.

Cloud Computing Arrangements

In April 2015, the FASB issued ASU 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. The Company adopted this standard on a prospective basis for our fiscal year beginning February 1, 2016. We do not expect this standard to have a material impact on our consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 supersedes the existing revenue recognition guidance in “Revenue Recognition (Topic 605).” This update should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic

606): Deferral of the Effective Date.” This Update defers the effective date of ASU 2014-09 for all entities by one year, although companies still have the option to begin applying the new guidance as of the original effective date. In accordance with the deferral, this guidance will be effective for our fiscal year beginning February 1, 2018. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which clarifies implementation guidance in ASU 2014-09 on assessing collectability, noncash consideration, presentation of sales tax and completed contracts and contract modifications at transition. We are evaluating the effect that these new accounting standards will have on our consolidated financial statements and related disclosures and have not selected a transition method yet or determined whether we will early adopt.

Note 2.	Acquisitions

Our acquisitions are accounted for as business combinations. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the acquired companies were recorded as of the acquisition date, at their respective fair values, and are included within our condensed consolidated financial statements. The results of operations related to each company acquired have been included in our condensed consolidated statements of operations from the date of acquisitions. All acquisition-related transaction costs are expensed and reflected in general and administrative expenses on our condensed consolidated statements of comprehensive income for the periods presented.

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

The total closing consideration for the purchase was approximately $119.9 million in cash. In addition, the agreement, as revised, calls for $9.6 million payable over three years at a rate of one-third per year to employee shareholders and option holders of Zinc Ahead who remain employed with us. These payments have been accounted for as deferred compensation and will be recognized over the service period. Zinc Ahead was a provider of commercial content management solutions. We expect this acquisition to support the continued growth of our commercial content management solutions. Over time, we will seek to convert the users of the Zinc Ahead solutions to our Veeva Vault PromoMats application. As of April 30, 2016, we had incurred $2.2 million in acquisition-related transaction costs which are reflected in general and administrative expenses on our condensed consolidated statements of comprehensive income.

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

The following unaudited pro forma information for the three months ended April 30, 2015, presents the combined results of operations for the periods presented as if the acquisition had been completed on February 1, 2015, the beginning of the comparable prior annual reporting period. The unaudited pro forma results include the amortization associated with preliminary estimates for the acquired intangible assets, changes to interest income for cash used in the acquisition, and exclude acquisition-related transaction costs and the associated tax impact on these unaudited pro forma adjustments.

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

Three Months Ended April 30, 2015
(Unaudited)
Pro forma revenues	$96,531
Pro forma net income	$9,916
Pro forma net income per share attributable to Class A and Class B common stockholders:
Basic	$0.08
Diluted	$0.07

Qforma CrowdLink

On March 31, 2015, we completed our acquisition of the key opinion leader, or KOL, business and products known as Qforma CrowdLink in an all-cash transaction. We expect this acquisition to support our key opinion leader business. Total purchase price was $9.8 million in cash.

There are no contingent cash payments related to this transaction. We had incurred $0.4 million in acquisition-related transaction costs which are reflected in general and administrative expenses on our condensed consolidated statements of comprehensive income. The assets, liabilities and operating results of Qforma CrowdLink have been reflected in our condensed consolidated financial statements from the date of acquisition and have not been material.

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

Note 3.	Short-Term Investments

At April 30, 2016, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Asset-backed securities	$11,020	$30	$(1)	$11,049
Commercial paper	16,151	—	—	16,151
Corporate notes and bonds	34,223	37	(22)	34,238
U.S. agency obligations	95,444	33	(6)	95,471
U.S. treasury securities	54,572	20	(8)	54,584
Total available-for-sale securities	$211,410	$120	$(37)	$211,493

At January 31, 2016, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Asset-backed securities	$5,456	$—	$(2)	$5,454
Commercial paper	5,970	—	—	5,970
Corporate notes and bonds	38,341	26	(40)	38,327
U.S. agency obligations	124,626	14	(54)	124,586
U.S. treasury securities	39,720	4	(37)	39,687
Total available-for-sale securities	$214,113	$44	$(133)	$214,024

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	April 30,	January 31,
	2016	2016
Due in one year or less	$160,382	$151,214
Due in greater than one year	51,111	62,810
Total	$211,493	$214,024

We have certain available-for-sale securities in a gross unrealized loss position, all of which have been in such position for less than 12 months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in our condensed consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). There were no impairments considered other-than-temporary as of April 30, 2016 and January 31, 2016.

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of April 30, 2016 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Asset-backed securities	$469	$(1)
Corporate notes and bonds	10,101	(22)
U.S. agency obligations	24,158	(6)
U.S. treasury securities	25,949	(8)

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of January 31, 2016 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Asset-backed securities	$2,249	$(2)
Corporate notes and bonds	14,296	(40)
U.S. agency obligations	82,806	(54)
U.S. treasury securities	33,486	(37)

Note 4.	Property and Equipment, Net

Property and equipment, net, consists of the following as of the dates shown (in thousands):

	April 30,	January 31,
	2016	2016
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	14,141	14,106
Equipment and computers	6,430	5,910
Furniture and fixtures	6,735	6,453
Leasehold improvements	1,768	1,323
Construction in progress	128	—
	53,226	51,816
Less accumulated depreciation	(5,567)	(4,347)
Total property and equipment, net	$47,659	$47,469

Total depreciation expense for the three months ended April 30, 2016 and 2015 was $1.2 million and $0.4 million, respectively. Land is not depreciated.

Note 5.	Capitalized Internal-Use Software

Capitalized internal-use software, net, consisted of the following as of the dates shown (in thousands):

	April 30,	January 31,
	2016	2016
Capitalized internal-use software development costs	$3,967	$3,801
Less accumulated amortization	(2,998)	(2,822)
Capitalized internal-use software development costs, net	$969	$979

During the three months ended April 30, 2016, we capitalized $0.2 million of internal-use software development costs. During the three months ended April 30, 2015, we capitalized an immaterial amount of internal-use software development costs.

Capitalized internal-use software amortization expense for the three months ended April 30, 2016 and 2015 was $0.2 million and $0.2 million, respectively.

Note 6.	Intangible Assets

The following schedule presents the details of intangible assets as of April 30, 2016 (dollar amounts in thousands):

	April 30, 2016
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Existing technology	$3,880	$(2,151)	$1,729	2.3
Database	4,939	(2,398)	2,541	2.8
Customer contracts and relationships	33,643	(2,567)	31,076	9.2
Software	10,867	(1,717)	9,150	3.9
Brand	1,141	(191)	950	2.9
	$54,470	$(9,024)	$45,446

The following schedule presents the details of intangible assets as of January 31, 2016 (dollar amounts in thousands):

	January 31, 2015
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Existing technology	$3,880	$(1,957)	$1,923	2.6
Database	4,939	(2,103)	2,836	3.0
Customer contracts and relationships	33,643	(1,693)	31,950	9.4
Software	10,867	(1,106)	9,761	4.2
Brand	1,141	(111)	1,030	3.2
	$54,470	$(6,970)	$47,500

Amortization expense associated with intangible assets for the three months ended April 30, 2016 and 2015 was $2.1 million and $0.4 million, respectively.

The estimated amortization expense for intangible assets, for the next five years and thereafter is as follows (in thousands):

Estimated
Amortization
Period	Expense
Fiscal 2017	$6,172
Fiscal 2018	7,791
Fiscal 2019	6,963
Fiscal 2020	6,062
Fiscal 2021	3,628
Thereafter	14,830
Total	$45,446

Note 7.	Accrued Expenses

Accrued expenses consisted of the following as of the dates shown (in thousands):

	April 30,	January 31,
	2016	2016
Accrued commissions	$1,531	$2,798
Accrued bonus	1,751	2,957
Deferred compensation associated with Zinc Ahead	2,784	1,120
Accrued other compensation and benefits	5,828	5,576
Total accrued compensation and benefits	$11,894	$12,451

Accrued fees payable to salesforce.com	4,210	4,222
Accrued third-party professional services subcontractors' fees	774	1,152
Sales taxes payable	975	1,597
Other accrued expenses	2,086	4,088
Total accrued expenses and other current liabilities	$8,045	$11,059

Note 8.	Fair Value Measurements

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of April 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,212	$—	$—	$20,212
Commercial paper	—	12,999	—	12,999
Corporate notes and bonds	—	1,001	—	1,001
U.S. agency obligations	—	10,100	—	10,100
Short-term investments
Asset-backed securities	—	11,049	—	11,049
Commercial paper	—	16,151	—	16,151
Corporate notes and bonds	—	34,238	—	34,238
U.S. agency obligations	—	95,471	—	95,471
U.S. treasury securities	—	54,584	—	54,584
Total	$20,212	$235,593	$—	$255,805

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

We determine the fair value of our security holdings based on pricing from our service provider and market prices from industry-standard independent data providers. The valuation techniques used to measure the fair value of financial instruments having Level 2 inputs were derived from non-binding consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). We perform procedures to ensure that appropriate fair values are recorded such as comparing prices obtained from other sources.

Note 9.	Income Taxes

For the three months ended April 30, 2016 and 2015, our effective tax rates were 39.1% and 40.1%, respectively. During the three months ended April 30, 2016 as compared to the prior year period, our effective tax rate decreased primarily due to the permanent reenactment of the U.S. Research and Development Tax credit which was signed into law in December 2015.

Note 10.	Stockholders’ Equity

Early Exercise of Employee Options

We historically have allowed for the early exercise of options granted under the 2007 Stock Plan (2007 Plan) prior to vesting. Historically, all such early exercises have been through cash payment. The unvested shares are subject to our repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options, and reclassified to common stock as our repurchase right lapses. At April 30, 2016, the amount of unvested shares and the aggregate price for those shares that were subject to repurchase were immaterial. At January 31, 2016 there were 56,666 unvested shares which were subject to repurchase at an aggregate price of an immaterial amount.

Stock Option Activity

A summary of stock option activity for the three months ended April 30, 2016 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (in years)	value
Options outstanding at January 31, 2016	18,549,702	$5.01	6.8	$359,306,108
Options granted	1,075,000	25.41
Options exercised	(676,316)	2.15
Options forfeited/cancelled	(86,285)	4.86
Options outstanding at April 30, 2016	18,862,101	$6.28	6.8	$402,583,061
Options vested and exercisable at April 30, 2016	5,673,922	$4.18	6.1	$133,245,875
Options vested and exercisable at April 30, 2016 and expected to vest thereafter	18,091,270	$6.21	6.8	$387,417,783

During the three months ended April 30, 2016, we granted 1,075,000 stock options under the 2013 EIP. The weighted average grant-date fair value of options granted during the three months ended April 30, 2016 was $11.99 per share.

As of April 30, 2016, there was $40.2 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under the 2007 Plan, 2012 Equity Incentive Plan and 2013 Equity Incentive Plan (2013 EIP). This cost is expected to be recognized over a weighted average period of 3.8 years.

As of April 30, 2016, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.

The total intrinsic value of options exercised was approximately $15.3 million for the three months ended April 30, 2016.

Restricted Stock Units

A summary of restricted stock unit (RSU) activity for the three months ended April 30, 2016 is as follows:

		Weighted
	Unreleased	average
	Restricted	grant date
	Stock Units	fair value
Balance at January 31, 2016	2,219,425	$26.80
RSUs granted	1,462,105	25.44
RSUs vested	(167,916)	26.88
RSUs forfeited/cancelled	(111,329)	26.22
Balance at April 30, 2016	3,402,285	$26.23

During the three months ended April 30, 2016, we issued 1,462,105 RSUs under the 2013 EIP with a weighted-average grant date fair value of $25.44.

As of April 30, 2016, there was a total of $84.5 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 3.3 years.

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

The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three Months Ended April 30,
	2016	2015
Volatility	45% – 46%	46%
Expected term (in years)	6.31 – 7.56	6.11
Risk-free interest rate	1.48% – 1.67%	1.76% – 1.83%
Dividend yield	0%	0%

For the three months ended April 30, 2016 and 2015, we capitalized an immaterial amount of stock-based compensation as part of our internal-use software capitalization.

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

Diluted net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average shares outstanding, including potentially dilutive shares of common equivalents outstanding during the period.  The dilutive effect of potential shares of common stock are determined using the treasury stock method.

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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Three Months Ended April 30,
	2016		2015
	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$8,404	$4,105	$6,837	$6,145
Undistributed earnings allocated to participating securities	(3)	(1)	(9)	(9)
Net income attributable to common stockholders, basic	$8,401	$4,104	$6,828	$6,136
Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	90,020	43,976	69,078	62,085
Net income per share attributable to common stockholders, basic	$0.09	$0.09	$0.10	$0.10

Diluted
Numerator
Net income attributable to common stockholders, basic	$8,401	$4,104	$6,828	$6,136
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	4,104	—	6,136	—
Reallocation of net income to Class B common stock	—	675	—	640
Net income attributable to common stockholders, diluted	$12,505	$4,779	$12,964	$6,776
Denominator
Number of shares used for basic EPS computation	90,020	43,976	69,078	62,085
Conversion of Class B to Class A common stock	43,976	—	62,085	—
Effect of potentially dilutive common shares	11,712	11,712	13,571	13,571
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	145,708	55,688	144,734	75,656
Net income per share attributable to common stockholders, diluted	$0.09	$0.09	$0.09	$0.09

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended April 30,
	2016	2015
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	1,489,703	643,638

Note 12.	Commitments and Contingencies

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

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce Platform in combination with our developed technology to deliver certain of our multichannel customer relationship management applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. As of April 30, 2016, we remained obligated to pay fees of at least $396.7 million prior to September 1, 2025 in connection with this agreement.

OEM Agreement

Zinc Ahead, a recently acquired business, has an authorized OEM agreement with VYRE Limited for use and resale of certain proprietary products used for digital asset management in combination with the Zinc Ahead product offerings. As of April 30, 2016, we remain obligated to pay fees of $0.2 million annually through June 2019, a total of $0.8 million through the remainder of this agreement.

Note 13.	Information about Geographic Areas

We track and allocate revenues by the principal geographic region of our customers’ end users rather than by individual country, which makes it impractical to disclose revenues for the United States or other specific foreign countries. Revenues by geographic area, as measured by the estimated location of the end users for subscription services revenues and the estimated location of the end users for which the services were performed for professional services revenues, were as follows for the periods shown below (in thousands):

	Three Months Ended April 30,
	2016	2015
Revenues by geography
North America	$65,439	$50,053
Europe and other	34,814	24,131
Asia Pacific	19,511	15,739
Total revenues	$119,764	$89,923

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	April 30,	January 31,
	2016	2016
Long-lived assets by geography
North America	$44,949	$45,163
Europe and other	1,805	1,827
Asia Pacific	905	479
Total long-lived assets	$47,659	$47,469

Note 14.	Subsequent Events

In May 2016, salesforce.com suffered a significant service outage with respect to a group of servers that hosts the Veeva CRM solution for 38 of our Veeva CRM customers. The outage resulted in unplanned system unavailability of up to 21 hours for the associated Veeva customers, for which such customers may claim service level credits under their contracts with us. We do not currently expect the impact of any claimed service level credits to be material to our financial results for our fiscal quarter ending July 31, 2016.

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

Overview

Veeva is a leading provider of industry cloud software and data solutions for life sciences companies. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of the global life sciences industry. Our solutions are designed to meet the unique needs of life sciences companies regardless of size and to address their most strategic business functions. From research and development to commercialization, our solutions are designed to help our customers bring products to market faster and more efficiently, market and sell more effectively and maintain compliance with government regulations.

Veeva CRM was our first commercially available solution and has made up the vast majority of our revenue historically. In our fiscal year ended January 31, 2016, we derived approximately 79% of our subscription services revenues and 74% of our total revenues from our core sales automation solution, Veeva CRM, and our newer multichannel customer relationship management applications that complement Veeva CRM. The contribution of subscription services revenues and total revenues associated with Veeva Vault, Veeva Network master data management solutions and Veeva’s data offerings is expected to increase as a percentage of subscription services revenues and total revenue going forward. Additionally, we recently announced that we will begin selling certain of our Veeva Vault applications to companies in regulated industries adjacent to life sciences. However, we have less experience selling Veeva Vault, Veeva Network master data management solutions, Veeva’s data offerings and our newer multichannel customer relationship management applications that complement Veeva CRM. Although the Veeva Vault solution, in particular, has begun to achieve market acceptance, to the extent that these more recently introduced solutions do not continue to achieve significant market acceptance, our business and results of operations may be adversely affected.

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

For the three months ended April 30, 2016 and 2015, our total revenues were $119.8 million and $89.9 million, respectively, representing period-over-period growth in total revenues of 33%. For the three months ended April 30, 2016 and 2015, our subscription services revenues were $96.0 million and $68.9 million, respectively, representing period-over-period growth in subscription services revenues of 39%. We generated net income of $12.5 million and $13.0 million for the three months ended April 30, 2016 and 2015, respectively.

Additionally, in September 2015, we completed our acquisition of the companies referred to as “Zinc Ahead” in an all-cash transaction. We are incorporating functionality from the Zinc Ahead products into our Veeva Vault PromoMats application and are migrating the Zinc Ahead customers to the Vault PromoMats application over time. While we expect this acquisition to support the continued growth of our commercial content management solutions, we may encounter difficulties integrating the Zinc Ahead business and we may not retain existing Zinc Ahead customers and key Zinc Ahead employees to the extent we expect, which could adversely affect our business.

Key Factors Affecting Our Performance

Investment in Growth. We have invested and intend to continue to invest aggressively in expanding the breadth and depth of our Industry Cloud for life sciences. We expect to continue to invest in research and development to expand existing solutions and build new solutions, sales and marketing to promote our solutions to new and existing customers and in existing and expanded geographies and industries, professional services to ensure the success of our customers’ implementations of our solutions and other operational and administrative functions to support our expected growth. We anticipate that our headcount will increase as a result of these investments. We expect our total operating expenses will continue to increase over time, and, in some cases, have short-term negative impacts on our operating margin.

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

Mix of Subscription and Professional Services Revenues. We believe our investments in professional services have driven customer success and facilitated the further adoption of our solutions by our customers. During the initial period of deployment by a customer, we generally provide a greater amount of configuration, implementation and training than later in the deployment. At the same time, many of our customers have historically purchased subscriptions for a limited set of their total potential users or less than full adoption during their initial deployments. As a result of these factors, the proportion of total revenues for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of users increases (as is often the case), we have observed and continue to expect the mix of total revenues to shift more toward subscription services revenues. As a result, we expect the proportion of our total revenues from subscription services to increase over time.

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. In addition, Zinc Ahead had a limited number of perpetual license agreements with accompanying maintenance and hosting fees. We have included such on-going maintenance and hosting fees in our subscription services revenues. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. For the three months ended April 30, 2016, subscription services revenues constituted 80% of total revenues and professional services and other revenues constituted 20% of total revenues.

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

New subscription orders typically have a one-year term and automatically renew unless notice of cancellation is provided in advance. If a customer adds users or solutions to an existing order, such additional orders will generally be coterminous with the anniversary date of the initial order, and as a result, orders for additional users or solutions will commonly have an initial term of less than one year. Subscription orders are generally billed just prior to the subscription commencement date in annual or quarterly increments. Because the term of orders for additional users or solutions is commonly less than one year and payment terms may be quarterly, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time and may agree in the future to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes may result in a lesser increase to deferred revenue than if the adjustment had not occurred. Accordingly, we do not believe that change in deferred revenue or calculated billings, a metric commonly cited by financial analysts that is the sum of the change in deferred revenue plus revenue, are accurate indicators of future revenues for any given period of time. More recently and with respect to solutions other than our core sales automation solution, we have begun to enter into orders with terms of up to five years. Such multi-year orders are billed in annual or quarterly increments.

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

Operating Expenses

We accumulate certain costs such as building depreciation, office rent, utilities and other facilities costs and allocate them across the various departments based on headcount. We refer to these costs as “allocated overhead.”

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

Other Expense, Net

Other income, net consists primarily of transaction gains or losses on foreign currency, net of interest income and amortization of investments.

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	For the three months ended April 30,
	2016	2015
	(in thousands)
Consolidated Statements of Income Data:
Revenues:
Subscription services	$96,032	$68,894
Professional services and other	23,732	21,029
Total revenues	119,764	89,923
Cost of revenues(1):
Cost of subscription services	21,745	15,873
Cost of professional services and other	19,346	16,112
Total cost of revenues	41,091	31,985
Gross profit	78,673	57,938
Operating expenses(1):
Research and development	22,073	12,957
Sales and marketing	26,723	15,496
General and administrative	12,071	8,560
Total operating expenses	60,867	37,013
Operating income	17,806	20,925
Other income, net	2,747	763
Income before income taxes	20,553	21,688
Provision for income taxes	8,044	8,706
Net income	$12,509	$12,982

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$209	$111
Cost of professional services and other	1,178	742
Research and development	2,394	1,383
Sales and marketing	2,455	1,120
General and administrative	1,907	1,443
Total stock-based compensation	$8,143	$4,799

	For the three months ended April 30,
	2016	2015
Consolidated Statements of Income Data:
Revenues:
Subscription services	80.2%	76.6%
Professional services and other	19.8	23.4
Total revenues	100.0	100.0
Cost of revenues:
Cost of subscription services	18.2	17.7
Cost of professional services and other	16.2	17.9
Total cost of revenues	34.4	35.6
Gross profit	65.6	64.4
Operating expenses:
Research and development	18.4	14.4
Sales and marketing	22.3	17.2
General and administrative	10.1	9.5
Total operating expenses	50.8	41.1
Operating income	14.8	23.3
Other income, net	2.3	0.8
Income before income taxes	17.1	24.1
Provision for income taxes	6.7	9.7
Net income	10.4%	14.4%

Revenues

	For the three months ended April 30,
	2016	2015	% Change
	(dollars in thousands)
Revenues:
Subscription services	$96,032	$68,894	39%
Professional services and other	23,732	21,029	13
Total revenues	$119,764	$89,923	33

Percentage of revenues:
Subscription services	80%	77%
Professional services and other	20	23
Total revenues	100%	100%

Total revenues for the three months ended April 30, 2016 increased $29.8 million from the same period in the prior year, of which $27.1 million was from growth in subscription services revenues. Eight percent of the increase in subscription services revenues was attributable to orders from existing customers that were placed on or prior to April 30, 2015 and the renewal of such orders through April 30, 2016. Ninety-two percent of the increase in subscription services revenues was attributable to new orders placed after April 30, 2015 to deploy our solutions to additional users within our existing customer base and to new users at new customers, which includes orders from the acquired Zinc Ahead business. New orders from existing customers consisted of expanded use of our solutions within a given customer and the addition of solutions not previously utilized by a given customer. The geographic mix of subscription services revenues, as measured by the estimated location of the end users for subscription services, were 53% from North America, 29% from Europe and other and 18% from Asia in the three months ended April 30, 2016 as compared to subscription services revenues of 53% from North America, 27% from Europe and other and 20% from Asia in the three months ended April 30, 2015.

Professional services and other revenues for the three months ended April 30, 2016 increased $2.7 million from the same period in the prior year. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The geographic mix of professional services and other revenues, as measured by the estimated location of the end user for which the services were performed, were 61% from North America, 28% from Europe and other and 11% from Asia in the three months ended April 30, 2016 as compared to professional services and other revenues of 64% from North America, 25% from Europe and other and 11% from Asia in the three months ended April 30, 2015. This shift in geographic revenue mix was primarily due to the more rapid rate of revenue growth from deployments in Europe.

Subscription services revenues were 80% of total revenues for the three months ended April 30, 2016, compared to 77% of total revenues for the three months ended April 30, 2015, reflecting the faster growth rate of our subscription services revenues as compared to the growth rate of our professional services and other revenues as our customers expanded their use of our solutions across new divisions, new geographies, and new products.

Cost of Revenues and Gross Profit

	For the three months ended April 30,
	2016	2015	% Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$21,745	$15,873	37%
Cost of professional services and other	19,346	16,112	20
Total cost of revenues	$41,091	$31,985	28

Gross margin percentage:
Subscription services	77%	77%
Professional services and other	18	23
Total gross margin percentage	66%	64%
Gross profit	$78,673	$57,938	36%

Cost of revenues for the three months ended April 30, 2016 increased $9.1 million from the same period in the prior year, of which $5.9 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of users of our subscription services, which drove an increase of $1.7 million in fees paid to salesforce.com, a $1.2 million increase in third-party data center costs, a $1.1 million increase in employee compensation-related costs (which includes the impact of an increase of $0.1 million in stock-based compensation) and a $0.7 million increase in amortization of purchased intangibles. The increase in employee compensation-related costs is primarily driven by increase in headcount during the period, including headcount from the acquired Zinc Ahead business. We expect cost of subscription services revenues to increase in absolute dollars in the near term, as we renew existing orders and enter into new orders for our subscription services which may result in increased fees paid to salesforce.com and costs for additional third-party data center capacity. In addition, we expect cost of subscription services revenues to decrease as a percentage of subscription services revenues in the near term, as we receive a greater proportion of our subscription services revenues from our product offerings that have slightly lower gross margins, including our Veeva Vault applications.

Cost of professional services and other revenues for the three months ended April 30, 2016 increased $3.2 million from the same period in the prior year, primarily due to a $3.2 million increase in employee compensation-related costs (which includes the impact of an increase of $0.4 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by increase in headcount during the period, including headcount from the acquired Zinc Ahead business. We expect cost of professional services and other revenues to increase as we add personnel to our professional services organization worldwide.

Gross profit as a percentage of total revenues for the three months ended April 30, 2016 and 2015 was 66% and 64%, respectively. The increases compared to the prior periods is largely due to an increase in the proportion of total revenues attributable to subscription services revenues as compared to professional services and other revenues, which have higher gross margins, and the continued growth of Veeva Vault, Veeva Network master data management solutions, and our newer multichannel customer relationship management applications that compliment Veeva CRM, all of which have slightly higher gross margins than our core Veeva CRM application.

Operating Expenses and Operating Margin

Operating expenses include research and development, sales and marketing and general and administrative expenses. As we continue to invest in our growth through hiring, and as we realize the full impact of the additional headcount and operating expenses associated with the Zinc Ahead business, we expect operating expenses to increase in absolute dollars and as a percentage of revenue to continue for the foreseeable future, which may result in a slight decrease in our operating margin.

Research and Development

	For the three months ended April 30,
	2016	2015	% Change
	(dollars in thousands)
Research and development	$22,073	$12,957	70%
Percentage of total revenues	18%	14%

Research and development expenses for the three months ended April 30, 2016 increased $9.1 million from the same period in the prior year, primarily due to an increase of $7.3 million in employee compensation-related costs (which includes the impact of an increase of $1.0 million in stock-based compensation) resulting from increased headcount during the period. The expansion of our headcount in this area is to support the increasing number of products that are under development across our solution offerings, and to a lesser extent headcount from the acquired Zinc Ahead business. We also had an increase of $0.5 million in third-party consulting services related to the development of our solution offerings and an increase in facility related expenses of $0.5 million primarily resulting from the move into our new corporate headquarters.

We expect research and development expenses to increase in absolute dollars in the near term, primarily due to higher headcount as we continue to add research and development personnel and invest in our solutions.

Sales and Marketing

	For the three months ended April 30,
	2016	2015	% Change
	(dollars in thousands)
Sales and marketing	$26,723	$15,496	72%
Percentage of total revenues	22%	17%

Sales and marketing expenses for the three months ended April 30, 2016 increased $11.2 million from the same period in the prior year, primarily due to an increase of $8.5 million in employee compensation-related costs (which includes the impact of an increase of $1.4 million in sales commissions and an increase of $1.3 million in stock-based compensation), a $0.9 million increase in amortization expense primarily associated with the Zinc Ahead purchased intangibles related to our to customer contracts, customer relationships and brand, and a $0.6 million increase in travel-related costs. The increase in employee compensation-related costs is primarily driven by increase in headcount during the period, including headcount from the acquired Zinc Ahead business.

We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our newer solutions and our continued expansion of our international sales capacity across all our solutions.

General and Administrative

	For the three months ended April 30,
	2016	2015	% Change
	(dollars in thousands)
General and administrative	$12,071	$8,560	41%
Percentage of total revenues	10%	10%

General and administrative expenses for the three months ended April 30, 2016 increased $3.5 million from the same period in the prior year, primarily due to increases of $1.7 million in employee compensation-related costs (which includes the impact of an increase of $0.5 million in stock-based compensation), and a $1.3 million in deferred compensation associated with the acquired Zinc Ahead business. The increase in employee compensation-related costs is primarily driven by increase in headcount during the period, including headcount from the acquired Zinc Ahead business.

We expect general and administrative expenses to slightly increase in absolute dollars in the near term, primarily due to higher headcount and additional expenses, such as professional services fees, as we continue to invest in our infrastructure related to the growth of our business and international expansion..

Other Income (Expense), Net

	For the three months ended April 30,
	2016	2015	% Change
	(dollars in thousands)
Other income, net	$2,747	$763	260%

Other income for the three months ended April 30, 2016 increased $2.0 million from the prior year period, primarily due to an increase of $1.8 million in foreign currency gain. We continue to experience foreign currency fluctuations primarily due to the volatility in the value of the U.S. Dollar against the Euro and the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen and Chinese Yuan. We may continue to experience favorable or adverse foreign currency impacts due to any additional volatility in these currencies.

Provision for Income Taxes

	For the three months ended April 30,
	2016	2015	% Change
	(dollars in thousands)
Income before income taxes	$20,553	$21,688	-5%
Provision for income taxes	8,044	8,706	(8)
Effective tax rate	39.1%	40.1%

Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that incur a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to foreign earnings considered as indefinitely reinvested in foreign operations, state taxes, the permanent reenactment of the U.S. research and development tax credit which was signed into law in December 2015, equity compensation and the U.S. domestic production activity deduction. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation. Differing tax rates in various jurisdictions could harm our results of operations and financial condition by increasing our overall tax rate.

For the three months ended April 30, 2016, our provision for income taxes decreased $0.7 million from the prior period, primarily due to a decrease in income before taxes. Our effective tax rate decreased by 1.0% primarily due to the permanent reenactment of the U.S. Research and Development Tax credit which was signed into law in December 2015.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial measures. Our measures of non-GAAP operating income, non-GAAP net income and non-GAAP fully diluted net income per share each meet the definition of a non-GAAP financial measure.

Non-GAAP operating income and non-GAAP net income

We use the non-GAAP measures of non-GAAP operating income and non-GAAP net income to provide an additional view of operational performance by excluding certain expenses and benefits that are not directly related to performance in any particular period. In addition to our GAAP measures, we use these non-GAAP measures internally for budgeting and resource allocation purposes and in analyzing our financial results. We believe that these non-GAAP measures are useful to investors and reflect our ongoing operating results and trends in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business in comparing our financial measures with other companies in our industry, many of which present similar non-GAAP financial measures to investors.

We define non-GAAP net income as our total net income excluding the following items. In each case, for the reasons set forth below, we believe that excluding the item provides useful information to investors and others in understanding and evaluating the impact of certain non-cash items to our operating results and future prospects in the same manner as it does for us, in comparing financial results across accounting periods and to those of peer companies and to better understand the impact of these non-cash items on our gross margin and operating performance. These items are excluded because the decisions which gave rise to them are not made to increase revenue in a particular period but are made for our long-term benefit over multiple periods, and we are not able to change or affect these items in any particular period. Additionally, as significant, unusual or discrete events occur, the income statement impact thereof may be excluded in the period in which the events occur.

•

Stock-based compensation expenses. We excluded stock-based compensation expenses from our non-GAAP measures primarily because they are non-cash expenses that we exclude from our internal management reporting processes. We also find it useful to exclude certain non-cash charges to assess the appropriate level of various operating expenses to assist in budgeting, planning and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, we believe excluding stock-based compensation expenses allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies.

•

Amortization of purchased intangibles. We incur amortization expense for purchased intangible assets in connection with acquisitions of certain businesses and technologies. Amortization of intangible assets is a non-cash expense and is inconsistent in amount and frequency and is significantly affected by the timing and size of acquisitions. Because these costs have already been incurred and cannot be recovered, and are non-cash expenses, we exclude these expenses for internal management reporting purposes. We also find it useful to exclude these charges when assessing the appropriate level of various operating expenses to assist in budgeting, planning and forecasting future periods. Investors should note that the use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of purchased intangible assets will recur in future periods.

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

•

Deferred compensation associated with the Zinc Ahead acquisition. The Zinc Ahead share purchase agreement, as revised, called for $9.6 million in share purchase consideration to be deferred and paid to certain former Zinc Ahead employees at a rate of one-third of the deferred consideration amount per year only in the event such former Zinc Ahead employees remain employed by us on each deferred consideration payment date. In accordance with GAAP, these payments are being accounted for as deferred compensation and the expense is recognized over the requisite service period. We view this deferred compensation expense as an unusual acquisition cost associated with the Zinc Ahead acquisition and find it useful to exclude it in order to assess the appropriate level of various operating expenses to assist in budgeting, planning and forecasting future periods. We believe excluding this deferred compensation expense from our non-GAAP measures may allow investors to make more meaningful comparisons between our recurring operating results and those of other companies.

•

Income tax effects on the difference between GAAP and non-GAAP costs and expenses. The income tax effects that are excluded from the non-GAAP measures relate to the tax impact on the difference between GAAP and non-GAAP costs and expenses due to stock-based compensation, purchased intangibles, capitalized internal-use software and deferred compensation associated with the Zinc Ahead acquisition for GAAP and non-GAAP measures.

We define non-GAAP operating income as our operating income, as reported on our condensed consolidated statement of comprehensive income, excluding the portions of stock-based compensation, amortization of purchased intangibles, capitalization of expenses associated with development of internal-use software and the subsequent amortization of the capitalized expenses and deferred compensation associated with the Zinc Ahead acquisition that are included in cost of revenues and operating expenses.

Non-GAAP net income per share

Management uses the non-GAAP net income per share to provide an additional view of performance by excluding items that are not directly related to performance in any particular period in the earnings per share calculation.

We define non-GAAP net income per share as our non-GAAP net income, which excludes the above components, divided by diluted shares outstanding, as reported on our condensed consolidated statement of comprehensive income.

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

We compensate for these limitations by reconciling non-GAAP operating income, non-GAAP net income and non-GAAP earnings per share to the most comparable GAAP financial measure. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view our non-GAAP financial measures in conjunction with the most comparable GAAP financial measures.

The following table reconciles the specific items excluded from GAAP operating income and net income in the calculation of non-GAAP operating income, non-GAAP net income and non-GAAP net income per share for the periods shown below:

	For the three months ended April 30,
	2016	2015
Operating income on a GAAP basis	$17,806	$20,925
Stock-based compensation expense	8,143	4,799
Amortization of purchased intangibles	2,051	413
Capitalization of internal-use software	(140)	(22)
Amortization of internal-use software	177	189
Deferred compensation associated with Zinc Ahead acquisition	1,413	—
Operating income on a non-GAAP basis	$29,450	$26,304

Net income on a GAAP basis	$12,509	$12,982
Stock-based compensation expense	8,143	4,799
Amortization of purchased intangibles	2,051	413
Capitalization of internal-use software	(140)	(22)
Amortization of internal-use software	177	189
Deferred compensation associated with Zinc Ahead acquisition	1,413	—
Income tax effect on non-GAAP adjustments	(2,980)	(1,213)
Net income on a non-GAAP basis	$21,173	$17,148

Net income allocated to participating securities on a GAAP basis	$(4)	$(18)
Net income allocated to participating securities from non-GAAP adjustments(1)	(2)	(6)
Net income allocated to participating securities on a non-GAAP basis	(6)	(24)
Net income attributable to common stockholders on a non-GAAP basis	$21,167	$17,124

Diluted net income per share on a GAAP basis	$0.09	$0.09
Stock-based compensation expense	0.06	0.04
Amortization of purchased intangibles	0.01	—
Capitalization of internal-use software	—	—
Amortization of internal-use software	—	—
Deferred compensation associated with Zinc Ahead acquisition	0.01	—
Income tax effect on non-GAAP adjustments	(0.02)	(0.01)
Diluted net income per share on a non-GAAP basis	$0.15	$0.12

Liquidity and Capital Resources

	For the three months ended April 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$109,360	$41,791
Net cash provided by (used in) investing activities	82	(67,811)
Net cash provided by financing activities	4,205	4,335
Effect of exchange rate changes on cash and cash equivalents	116	(7)
Net change in cash and cash equivalents	$113,763	$(21,692)

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents and short-term investments, as well as cash flows generated from our operations. As of April 30, 2016, our cash, cash equivalents and short-term investments totaled $457.4 million, of which $18.1 million represented cash and cash equivalents held outside of the United States. Non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States and, therefore, no U.S. current or deferred taxes have been accrued related to these balances. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the United States. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

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

Net cash provided by operating activities was $109.4 million for the three months ended April 30, 2016. Our cash provided by operating activities during the three months ended April 30, 2016 primarily reflected our net income of $12.5 million, adjustments for non-cash items of $10.9 million, and the net increase in our operating assets and liabilities of $85.9 million. Non-cash charges included $8.1 million of stock-based compensation expense and $3.4 million of depreciation and amortization expense. The net changes in operating assets and liabilities included a $63.2 million decrease in accounts receivable, which was primarily driven by increased billings and collections during the period, and a $23.4 million increase in deferred revenue, which was primarily driven by increased billings from new and existing customers during the period. These sources of cash were partially offset by a $2.9 million decrease in accrued expenses and other current liabilities.

The cash flow from operating activities for the three months ended April 30, 2016 includes the vast majority of cash flows from operating activities that we expect for the remainder of the fiscal year ending January 31, 2017. As a result, we expect cash flows from operating activities to be minimal in future quarterly periods during this fiscal year.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for the acquisition of businesses and the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth, including the build-out of our new corporate headquarters located in Pleasanton, California.

Net cash provided by investing activities was $0.1 million for the three months ended April 30, 2016 resulting primarily from $2.3 million provided from net maturities of marketable securities, offset by $2.1 million cash used for purchases of property and equipment.

Cash Flows from Financing Activities

The cash flows from financing activities relate to excess tax benefits from our stock plans and stock option exercises.

Net cash provided by financing activities was $4.2 million for the three months ended April 30, 2016 resulting from $2.9 million in excess tax benefits from our employee stock plans and $1.3 million in proceeds from employee stock option exercises.

Commitments

Our principal commitments primarily consist of obligations for minimum payment commitments to salesforce.com, leases for office space and a minimum payment commitment to VYRE Limited. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. Additionally, Zinc Ahead, a recently acquired business, has an authorized OEM agreement with VYRE Limited for use and resale of certain proprietary products used for digital asset management in combination with the Zinc Ahead product offerings. As of April 30, 2016, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Purchase commitments	$397,478	$4,982	$400	$142,097	$250,000
Operating lease obligations	12,598	2,797	5,339	2,938	1,524
Total	$410,076	$7,779	$5,739	$145,035	$251,524

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

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro and Japanese Yen. We continue to experience foreign currency fluctuations primarily due to the volatility in the value of the U.S. Dollar against the Euro and the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the three months ended April 30, 2016 and 2015, we had a foreign currency gains of $2.2 million and $0.4 million, respectively.

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

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $457.4 million as of April 30, 2016. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities, corporate notes and bonds, commercial paper, asset-backed securities, and money market funds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates, which could affect our results of operations. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk.

An immediate increase of 100-basis points in interest rates would have resulted in a $1.5 million market value reduction in our investment portfolio as of April 30, 2016. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $1.1 million as of April 30, 2016. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2016, our disclosure controls and procedures were not effective because of a material weakness in the design of our internal controls related to our review of the inputs to the valuation of acquired intangible assets disclosed in our Annual Report on Form 10-K for our fiscal year ended January 31, 2016.

Notwithstanding this material weakness, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation Efforts to Address the Material Weakness

In response to the material weakness identified in the Annual Report on Form 10-K for our fiscal year ended January 31, 2016, we have begun to develop plans to remediate the material weakness. Among other things, we expect to continue to:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the material weakness and remediation efforts noted above.

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

On November 19, 2015, the Criterion Defendants moved to dismiss the complaint. A hearing on the Criterion Defendants’ motion to dismiss took place on May 18, 2016.  We did not join the Criterion Defendants in filing a motion to dismiss, and, pursuant to Court order, are not required to answer the complaint until after the Court has ruled on the Criterion Defendants’ motion to dismiss.

We have engaged counsel to monitor and investigate whether the claims against the Criterion Defendants have merit.  Our investigation is continuing.

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

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, together with all of the other information in this report, including our condensed consolidated financial statements and related notes, before investing in our Class A common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our Class A common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business and Industry

Our quarterly results may fluctuate significantly, which make it difficult to predict our future operating results and could prevent us from meeting investor expectations, or our own guidance, and which could adversely impact the value of our Class A common stock.

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

In our fiscal years ended January 31, 2014, 2015 and 2016, our total revenues grew by 62%, 49% and 31%, respectively, as compared to total revenues from the prior fiscal years. In our fiscal quarter ended April 30, 2016, our total revenues grew by 33% as compared to the same quarterly period from our prior fiscal year. We expect the growth rate of our revenues to decline in future periods which may adversely impact the value of our Class A common stock.

As our costs increase, we may not be able to sustain the level of profitability we have achieved in the past.

We expect our future expenses to increase as we continue to invest in our business. We expect to incur significant future expenditures related to:

•

developing new solutions, enhancing our existing solutions (including adapting certain of our Veeva Vault applications for companies in regulated industries adjacent to life sciences) and improving the technology infrastructure, scalability, availability, security and support for our solutions;

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

The markets for our solutions are highly competitive. Our multichannel customer relationship management applications compete with offerings from large global enterprise software vendors, such as Oracle Corporation, and also compete with life sciences-specific customer relationship management providers, such as IMS Health Holding, Inc. We also compete with a number of vendors of cloud-based and on-premise customer relationship management applications that address only a portion of one of our customer relationship management solutions. Veeva Vault, our regulated content and information management solutions, competes with offerings from large global content management platform vendors such as EMC Corporation, Microsoft Corporation and OpenText Corporation. We also compete with professional services companies that provide solutions on these platforms, such as Computer Sciences Corporation, and with other life sciences specific providers. In the future, providers of horizontal cloud-based storage products may seek to compete with our regulated content and information management solutions. In addition, we recently announced that we will begin selling Veeva Vault to companies in regulated industries adjacent to life sciences. We have no experience selling certain of our Veeva Vault applications to companies in regulated industries adjacent to life sciences and anticipate competing with a plethora of existing solutions, including those listed above, custom-built software developed by third-party vendors or in-house by our potential customers and niche software providers. Our master data management solutions compete with master data software offerings from vendors such as Informatica Corporation, IMS and other smaller providers. Our data and data services offerings compete with IMS and many other data providers. We may also face competition from custom-built software developed by third-party vendors or developed in-house by our potential customers, or from applications built by our customers or by third parties on behalf of our customers using commercially available software platforms that are provided by third parties. We may also face competition from companies that provide cloud-based solutions in different target or horizontal markets that may develop applications or work with companies that operate in our target markets. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.

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

Many of our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we are able. Such competitors may be able to initiate or withstand substantial price competition, and may offer solutions competitive to certain of our solutions on a stand-alone basis at a lower price or bundled as part of a larger product sale, including the bundling of software solutions and data. In addition, many of our competitors have established marketing relationships, access to larger customer bases and distribution agreements with consultants, system integrators and resellers that we do not have. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. In addition, in order to take advantage of customer demand for cloud-based solutions, such competitors may expand their cloud-based solutions through acquisitions and organic development or may seek to partner with other leading cloud providers. For instance, on April 1, 2015, IMS announced that its acquisition of the information solutions and CRM businesses of Cegedim SA had closed. The combined entity is likely to intensely compete with us in a number of product areas, including software solutions, data and data services, and such competition may negatively impact our business. In addition, on May 3, 2016, IMS and Quintiles Transnational Holdings Inc. announced that the two companies will be combined in an all-stock merger of equals transaction. The impact of this proposed transaction on our competitive environment, if any, is uncertain.

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

Our subscription agreements with our customers are typically for a term of one year. If our existing customers do not renew their subscriptions annually, or do not buy additional solutions and user subscriptions from us, or renew at lower fee levels, our business and operating results will suffer.

We derive a significant portion of our revenues from the renewal of existing subscription orders. The orders we enter into with our customers for subscription services typically have a one-year term. However, more recently and with respect to solutions other than our core sales automation solution, we have begun to enter into orders with terms of up to five years. Our customers have no obligation to renew their subscriptions for our solutions after their orders expire. Thus, securing the renewal of our subscription orders and selling additional solutions and user subscriptions is critical to our future operating results. Factors that may affect the renewal rate for our solutions and our ability to sell additional solutions and user subscriptions include:

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

We have in the past acquired and may in the future seek to acquire or invest in businesses, solutions or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. For instance, we recently acquired the key opinion leader business and products of Qforma, Inc., Mederi AG and other affiliated entities through a combination of stock and asset purchases. Further, on September 29, 2015, we completed our acquisition of Zinc Ahead, for a total closing consideration of approximately $119.9 million in cash. In addition, the agreement, as revised, calls for $9.6 million payable at a rate of one-third per year to employee shareholders and option holders of Zinc Ahead who remain employed with us.

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

We generally release updates to our solutions three times per year. These updates may contain undetected errors when first introduced or released. We have from time to time found defects in our solutions, and new errors in our existing solutions may be detected in the future. Since our customers use our solutions for important aspects of their business, any errors, defects, disruptions, service degradations or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, our customers may delay or withhold payment to us, cancel their agreements with us, elect not to renew, make service credit claims, warranty claims or other claims against us, and we could lose future sales. The occurrence of any of these events could result in diminishing demand for our solutions, a reduction of our revenues, an increase in our bad debt expense or an increase in collection cycles for accounts receivable, or could require us to increase our warranty provisions or incur the expense of litigation or substantial liability.

We depend on data centers and computing infrastructure operated by third parties for our solutions, and any disruption in these operations could adversely affect our business and subject us to liability.

Our commercial solutions are hosted from data centers operated by third parties, including salesforce.com with respect to our solutions related to Veeva CRM. We do not control the operation of these facilities. The owners of our non-salesforce.com data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. In addition, the operators of the data centers could decide to close their facilities without adequate notice. Moreover, any financial difficulties, such as bankruptcy, faced by the operators of the data centers or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

In addition, we use Amazon Web Services, which provides a scalable, distributed computing and storage infrastructure platform for certain computing and data intensive functions of our solutions, such as analytic reporting, large data set manipulation and storage. Given this, along with the fact that we cannot easily switch our Amazon Web Services operations to another cloud provider, any disruption of or interference with our use of Amazon Web Services would impact our operations and our business could be adversely impacted.

Problems faced by our third-party data center locations, including those operated by salesforce.com, Amazon Web Services or other providers could adversely affect the experience of our customers. For example, in May 2016, salesforce.com suffered a significant service outage with respect to a group of servers that hosts the Veeva CRM solution for 38 of our Veeva CRM customers. The outage resulted in unplanned system unavailability of up to 21 hours for the associated Veeva customers, for which such customers may claim service level credits under their contracts with us. We do not currently expect the impact of any claimed service level credits to be material to our financial results for our fiscal quarter ending July 31, 2016. While full data recovery efforts are still underway, it is also possible that the outage event may result in the loss of up to four hours of transactional data for certain customers.  This outage and potential data loss may adversely impact our reputation and business. Additionally, if our data centers, Amazon Web Services or other providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our data centers or cause such data centers and systems to fail. Any changes in third-party service levels at our data centers, Amazon Web Services or other providers or any disruptions or other performance problems with our solutions could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services or potential losses of customer data.

Interruptions in our services might reduce our revenues, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to service level credit claims and potential liability or adversely affect our renewal rates.

If we fail to effectively manage our technical operations infrastructure, our existing customers may experience service outages and our new customers may experience delays in the deployment of our solutions.

We have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our solutions. However, the provision of new hosting infrastructure requires adequate lead-time. We have experienced, and may in the future experience, service disruptions, degradations, outages and other performance problems. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage, problems associated with our third-party data center and network providers and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It is also possible that such problems could result in losses of customer data. If we do not accurately predict our infrastructure requirements, our existing customers may experience delays in the deployment of our solutions or service outages that may subject us to financial penalties, financial liabilities and customer losses. For instance, our customer agreements typically provide service level commitments on a quarterly basis. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our solutions, we may be contractually obligated to provide these customers with service level credits or our customers may terminate their agreements. For example, in May 2016, salesforce.com suffered a significant service outage which caused a service disruption for certain of our Veeva CRM customers, as described in further detail in the risk factor above. Any extended service outages could adversely affect our reputation, revenues and operating results.

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

•

Changes in market conditions and practices within the life sciences industry—The expiration of key patents, changes in the practices of prescribing healthcare professionals, changes with respect to payer relationships, the policies and preferences of healthcare professionals and healthcare organizations with respect to the sales and marketing efforts of life sciences companies, changes in the regulation of the sales and marketing efforts and pricing practices of life sciences companies, and other factors could lead to a significant reduction in sales representatives that use our solutions or otherwise change the demand for our solutions. Changes in public perception regarding the practices of the life sciences industry may result in political pressure to increase the regulation of life sciences companies in one or more of the areas described above, which may negatively impact demand for our solutions.

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

In the United States, for instance, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act (HIPAA) of 1996, that protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend, and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purposes. Operating under one of the world's strictest data privacy regimes, Veeva is a registered Data Controller and Data Processor under EU Data Protection Directive 95/46/EC and is in the process of preparing its readiness under the General Data Protection Regulation (GDPR) reform, which will enter into force on May 25, 2018. While we were previously self-certified on an annual basis under the now invalid EU-U.S. and Swiss-U.S. Safe Harbor frameworks, we routinely utilize the EU Standard Contractual Clauses, often also referred to as Model Clauses, to ensure that our European customers have adequate assurance of our technical and organization controls on privacy, although this legal mechanism is currently under review by the European Court of Justice. In parallel, we monitor developments of the EU-U.S. Privacy Shield in order to consider this political agreement as another means to legally facilitate international data transfers.  Finally, there is also a trend toward countries enacting data localization requirements which are not particularly compatible with the cloud computing model. For example, Russia's localization law (Federal Law No. 242-FZ) requires that the source of data for Russian nationals collected on Russian territory must be stored in Russia.

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

Our subscription orders are generally billed beginning at the subscription commencement date in annual or quarterly increments. Many of our customers, including many of our large customers, are billed on a quarterly basis and therefore a substantial portion of the value of contracts billed on a quarterly basis will not be reflected in our deferred revenue at the end of any given quarter. Also, because the terms of orders for additional users or solutions are typically co-terminus with the anniversary date of the initial order for a related solution, the terms of such orders for additional users or solutions can be for relatively short periods of time, often less than one year, and payment terms may also be quarterly. Therefore, the annualized value of such orders that we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time and may agree in the future to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the renewal date adjustment had not occurred. Accordingly, we do not believe that change in deferred revenue or calculated billings, a metric commonly cited by financial analysts that is the sum of the change in deferred revenue plus revenue, are accurate indicators of future revenues for any given period of time. However, many companies that provide cloud-based software report changes in deferred revenue or calculated billings as key operating or financial metrics, and it is possible that analysts or investors may view these metric as important. Thus, any changes in our deferred revenue balances or deferred revenue trends could adversely affect the market price of our Class A common stock.

Because we recognize subscription services revenues ratably over the term of the order for our subscription services, a significant downturn in our business may not be reflected immediately in our operating results, which increases the difficulty of evaluating our future financial performance.

We generally recognize subscription services revenues ratably over the term of an order under our subscription agreements. As a result, a substantial majority of our quarterly subscription services revenues are generated from subscription agreements entered into during prior periods. Consequently, a decline in new subscriptions in any quarter may not affect our results of operations in that quarter, but could reduce our revenues in future quarters. Additionally, the timing of renewals or non-renewals of a subscription agreement during any quarter may only affect our financial performance in future quarters. For example, the non-renewal of a subscription agreement late in a quarter will have minimal impact on revenues for that quarter but will reduce our revenues in future quarters. Accordingly, the effect of significant declines in sales and customer acceptance of our solutions may not be reflected in our short-term results of operations, which would make these reported results less indicative of our future financial results. By contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenues for that quarter and we may not be able to offset a decline in revenues due to non-renewal with revenues from new subscription agreements entered into in the same quarter. In addition, we may be unable to adjust our costs in response to reduced revenues.

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.

In our fiscal quarter ended April 30, 2016, sales to customers outside North America, as measured by the estimated location of the end users for subscription services revenues and the estimated location of the end users for which the services were performed for professional services revenues, accounted for approximately 45% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

During our assessment of internal control over financial reporting as of January 31, 2016, we identified a material weakness in the internal controls related to our review of the inputs to the valuation of acquired intangible assets. We are working to remediate the material weakness. For more information about the material weakness and our remediation efforts, see Part I, Item 4. “Controls and Procedures.” Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our efforts may not be successful in remediating the material weakness. As part of the remediation process, we may incur additional costs in improving our internal control over financial reporting.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and has made some activities more time consuming and costly. Our management and other personnel have little experience managing a public company and preparing public filings. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our management and other personnel may need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we are incurring and expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, including remediating the material weakness described in Part 1, Item 4. “Controls and

Procedures.” Although we have hired additional employees to comply with these requirements, we may need to hire more accounting, legal and financial staff in the future with appropriate public company experience and technical accounting knowledge to meet these requirements. We cannot accurately predict or estimate the amount or timing of additional costs we may incur as a result of becoming a public company. Further, if our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

The trading price of our Class A common stock has been and will likely continue to be volatile for the foreseeable future. Since shares of our Class A common stock were sold in our initial public offering in October 2013 at a price of $20.00 per share, our stock price has ranged from $17.11 to $49.00 through May 27, 2016. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our Class A common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, such as those in this “Risk Factors” section and others including:

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2016, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 79.8% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

In addition, as of April 30, 2016, we had options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of April 30, 2016, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of April 30, 2016, are described in note 10 of the notes to our condensed consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

None.

b)	Use of Proceeds from Public Offerings of Common Stock

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated September 29, 2015, among Veeva Systems Inc., Veeva U.K. Holdings Limited, Accel-KKR Structured Capital Partners, LP and the other sellers party thereto.	8-K	001-36121	2.1	10/1/2015
2.2	Deed of Variation of Share Purchase Agreement, dated May 11, 2016, among Veeva Systems Inc., Veeva U.K. Holdings Limited, Accel-KKR Structured Capital Partners, LP and the other sellers party thereto.
3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013
3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013
10.1	Offer letter, dated February 20, 2015, between Alan V. Mateo and the Registrant.

10.2	Offer letter, dated January 24, 2013, between E. Nitsa Zuppas and the Registrant.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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
Timothy S. Cabral
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: June 8, 2016

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated September 29, 2015, among Veeva Systems Inc., Veeva U.K. Holdings Limited, Accel-KKR Structured Capital Partners, LP and the other sellers party thereto.	8-K	001-36121	2.1	10/1/2015
2.2	Deed of Variation of Share Purchase Agreement, dated May 11, 2016, among Veeva Systems Inc., Veeva U.K. Holdings Limited, Accel-KKR Structured Capital Partners, LP and the other sellers party thereto.
3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013
3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013
10.1	Offer letter, dated February 20, 2015, between Alan V. Mateo and the Registrant.

10.2	Offer letter, dated January 24, 2013, between E. Nitsa Zuppas and the Registrant.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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