Form 10-Q
period 2016-07-31
VEEVA SYSTEMS INC
filed 2016-09-08
CIK 1393052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

As of August 26, 2016, there were 101,205,941 shares of the Registrant’s Class A common stock outstanding and 34,983,637 shares of the Registrant’s Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	July 31,	January 31,
	2016	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$210,365	$132,179
Short-term investments	269,190	214,024
Accounts receivable, net of allowance for doubtful accounts of $431 and $542, respectively	88,963	144,798
Prepaid expenses and other current assets	18,575	9,963
Total current assets	587,093	500,964
Property and equipment, net	47,195	47,469
Capitalized internal-use software, net	862	979
Goodwill	95,804	95,804
Intangible assets, net	43,386	47,500
Deferred income taxes, noncurrent	9,402	9,359
Other long-term assets	3,490	3,724
Total assets	$787,232	$705,799

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,384	$4,600
Accrued compensation and benefits	12,382	12,451
Accrued expenses and other current liabilities	9,294	11,059
Income tax payable	3,337	750
Deferred revenue	176,718	157,419
Total current liabilities	208,115	186,279
Deferred income taxes, noncurrent	9,870	10,622
Other long-term liabilities	4,139	3,649
Total liabilities	222,124	200,550
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 98,860,696 and 87,359,026 issued and outstanding at July 31, 2016 and January 31, 2016, respectively	1	1
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 37,111,374 and 46,186,159 issued and outstanding at July 31, 2016 and January 31, 2016, respectively	—	—
Additional paid-in capital	395,386	361,691
Accumulated other comprehensive income	869	172
Retained earnings	168,852	143,385
Total stockholders’ equity	565,108	505,249
Total liabilities and stockholders’ equity	$787,232	$705,799

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(Unaudited)
Revenues:
Subscription services	$105,211	$75,280	$201,243	$144,174
Professional services and other	26,136	22,827	49,868	43,856
Total revenues	131,347	98,107	251,111	188,030
Cost of revenues(1):
Cost of subscription services	23,108	16,819	44,853	32,692
Cost of professional services and other	19,087	16,654	38,433	32,766
Total cost of revenues	42,195	33,473	83,286	65,458
Gross profit	89,152	64,634	167,825	122,572
Operating expenses(1):
Research and development	23,563	15,255	45,636	28,212
Sales and marketing	28,908	18,057	55,631	33,553
General and administrative	12,859	8,969	24,930	17,529
Total operating expenses	65,330	42,281	126,197	79,294
Operating income	23,822	22,353	41,628	43,278
Other income (expense), net	(1,362)	(445)	1,385	318
Income before income taxes	22,460	21,908	43,013	43,596
Provision for income taxes	9,502	8,502	17,546	17,208
Net income	$12,958	$13,406	$25,467	$26,388

Net income attributable to Class A and Class B common stockholders, basic and diluted	$12,957	$13,390	$25,465	$26,357
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.10	$0.10	$0.19	$0.20
Diluted	$0.09	$0.09	$0.17	$0.18
Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	135,126	131,799	134,531	131,455
Diluted	147,155	144,871	146,690	144,870
Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale investments	$98	$(76)	$272	$(79)
Net change in cumulative foreign currency translation gain	312	41	425	33
Comprehensive income	$13,368	$13,371	$26,164	$26,342

(1)

Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$288	$136	$497	$247
Cost of professional services and other	1,507	973	2,685	1,715
Research and development	2,812	1,643	5,206	3,026
Sales and marketing	3,342	1,755	5,797	2,875
General and administrative	2,065	1,104	3,972	2,547
Total stock-based compensation	$10,014	$5,611	$18,157	$10,410

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(Unaudited)
Cash flows from operating activities
Net income	$12,958	$13,406	$25,467	$26,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,470	1,344	6,875	2,368
Amortization of premiums on short-term investments	469	750	889	1,513
Stock-based compensation	10,014	5,611	18,157	10,410
Deferred income taxes	36	—	(802)	—
Bad debt expense (recovery)	90	245	(115)	238
Changes in operating assets and liabilities:
Accounts receivable	(7,277)	1,995	55,950	25,531
Income taxes	1,264	(3,019)	1,644	(157)
Prepaid expenses and other current and long-term assets	(9,466)	(5,560)	(8,076)	(5,527)
Accounts payable	1,805	560	1,871	(200)
Accrued expenses and other current liabilities	1,800	1,673	(1,105)	337
Deferred revenue	(4,058)	(1,651)	19,299	(3,848)
Other long-term liabilities	641	(172)	1,052	(80)
Net cash provided by operating activities	11,746	15,182	121,106	56,973
Cash flows from investing activities
Purchases of short-term investments	(116,219)	(67,078)	(183,959)	(167,915)
Maturities and sales of short-term investments	58,151	69,008	128,176	116,752
Purchases of property and equipment	(859)	(9,782)	(2,916)	(14,492)
Acquisitions, net of cash acquired	—	(7)	—	(9,994)
Purchases of intangible assets	—	(568)	—	(568)
Capitalized internal-use software development costs	(69)	(172)	(209)	(194)
Changes in restricted cash and deposits	109	2	103	3
Net cash used in investing activities	(58,887)	(8,597)	(58,805)	(76,408)
Cash flows from financing activities
Proceeds from early exercise of common stock options	—	2	—	10
Proceeds from exercise of common stock options	3,183	1,608	4,528	2,770
Restricted stock units acquired to settle employee tax withholding liability	(11)	(2)	(12)	(6)
Excess tax benefits from employee stock plans	8,079	3,982	10,940	7,151
Net cash provided by financing activities	11,251	5,590	15,456	9,925
Effect of exchange rate changes on cash and cash equivalents	313	40	429	33
Net change in cash and cash equivalents	(35,577)	12,215	78,186	(9,477)
Cash and cash equivalents at beginning of period	245,942	107,561	132,179	129,253
Cash and cash equivalents at end of period	$210,365	$119,776	$210,365	$119,776
Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$9,316	$13,350	$12,281	$15,992
Non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities related to property and equipment purchases	$(98)	$133	$(787)	$2,615
Vesting of early exercised stock options	$10	$18	$26	$35

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

Revenue Recognition

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. In addition, our acquired Zinc Ahead business had a limited number of perpetual license agreements with accompanying maintenance and hosting fees. We have included such on-going maintenance and hosting fees in our subscription services revenues. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. We commence revenue recognition when all of the following conditions are satisfied:

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

We have established stand-alone value with respect to all of our offerings except professional services for the acquired Zinc Ahead business. As a result, we account for multiple element arrangements that include Zinc Ahead professional services as a combined unit of accounting and recognize the revenues from such professional services ratably over the term of the associated subscription services.

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

BESP for professional services considers the discount of actual professional services sold compared to list price, the experience level of the individual performing the service and the estimated location of the resources performing the services for professional services.

We allocate consideration proportionately based on established BESP and then recognize the allocated revenue over the respective delivery periods for each element.

Deferred Revenue

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria have not been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our subscription services, and to a lesser extent, professional services and other revenues described above, and is recognized as the revenue recognition criteria are met. We generally invoice our customers in annual, quarterly or monthly installments for the subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of a subscription arrangement. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent, which is in other long-term liabilities on the consolidated balance sheet.

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

The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	July 31,	January 31,
	2016	2016
Customer 1	*	16%
Customer 2	*	15
Customer 3	12%	*
Customer 4	12	*

*	Does not exceed 10%.

No single customer represented over 10% of total revenues in the condensed consolidated financial statements for the three and six months ended July 31, 2016 and 2015.

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

Business Combinations

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This guidance requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings for changes in depreciation or amortization, or other income effects (if any) as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. This standard will be applied prospectively to adjustments to provisional amounts that occur after the effective date. The Company adopted this standard on a prospective basis for our fiscal year beginning in February 1, 2016. This standard did not have a material impact on our consolidated financial statements.

Cloud Computing Arrangements

In April 2015, the FASB issued ASU 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. The Company adopted this standard on a prospective basis for our fiscal year beginning February 1, 2016. This standard did not have a material impact on our consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 supersedes the existing revenue recognition guidance in “Revenue Recognition (Topic 605).” This update should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This Update defers the effective date of ASU 2014-09 for all entities by one year, although companies still have the option to begin applying the new guidance as of the original effective date. In accordance with the deferral, this guidance will be effective for our fiscal year beginning February 1, 2018. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which clarifies implementation guidance in ASU 2014-09 on assessing collectability, noncash consideration, presentation of sales tax and completed contracts and contract modifications at transition. We are evaluating the effect that these new accounting standards will have on our consolidated financial statements and related disclosures and have not selected a transition method yet. We have elected not to early adopt.

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

Zinc Ahead

On September 29, 2015, we completed our acquisition of Mineral Newco Ltd., the ultimate parent company of Zinc Ahead Ltd, a company organized under the laws of the United Kingdom that is the ultimate parent company of Zinc Ahead Holdings Ltd, Zinc Ahead Ltd, Zinc Ahead Inc., Zinc Ahead PTY LTD and Zinc Ahead (Japan) KK (collectively, “Zinc Ahead”), in an all-cash transaction. Through a share purchase agreement our indirect subsidiary, Veeva U.K. Holdings Limited, acquired all of the share capital of Zinc Ahead. Under the acquisition method of accounting, the total purchase price was allocated to Zinc Ahead’s net tangible and intangible assets based upon their estimated fair values as of September 29, 2015.

The total closing consideration for the purchase was approximately $119.9 million in cash. In addition, the agreement, as revised, calls for an amount payable over three years at a rate of one-third per year to employee shareholders and option holders of Zinc Ahead who remain employed with us. These payments have been accounted for as deferred compensation in the amount of $4.8 million as of July 31, 2016 and will be recognized over the service period. Zinc Ahead was a provider of commercial content management solutions. We expect this acquisition to support the continued growth of our commercial content management solutions. Over time, we will seek to convert the end users of the Zinc Ahead solutions to our Veeva Vault PromoMats application. We had incurred $2.2 million in acquisition-related transaction costs which are reflected in general and administrative expenses on our condensed consolidated statements of comprehensive income.

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

The following unaudited pro forma information for the three months ended July 31, 2015, presents the combined results of operations for the periods presented as if the acquisition had been completed on February 1, 2015, the beginning of the comparable prior annual reporting period. The unaudited pro forma results include the amortization associated with preliminary estimates for the acquired intangible assets, changes to interest income for cash used in the acquisition, and exclude acquisition-related transaction costs and the associated tax impact on these unaudited pro forma adjustments.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

Periods Ended July 31, 2015
(In thousands, except per share amounts, unaudited, pro forma)	Three Months	Six Months
Pro forma revenues	$104,646	$201,177
Pro forma net income	$10,792	$20,708
Pro forma net income per share attributable to Class A and Class B common stockholders:
Basic	$0.08	$0.16
Diluted	$0.07	$0.14

Note 3.	Short-Term Investments

At July 31, 2016, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Asset-backed securities	$16,660	$35	$—	$16,695
Commercial paper	16,062	—	—	16,062
Corporate notes and bonds	74,196	72	(23)	74,245
U.S. agency obligations	101,803	64	(12)	101,855
U.S. treasury securities	60,289	45	(1)	60,333
Total available-for-sale securities	$269,010	$216	$(36)	$269,190

At January 31, 2016, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Asset-backed securities	$5,456	$—	$(2)	$5,454
Commercial paper	5,970	—	—	5,970
Corporate notes and bonds	38,341	26	(40)	38,327
U.S. agency obligations	124,626	14	(54)	124,586
U.S. treasury securities	39,720	4	(37)	39,687
Total available-for-sale securities	$214,113	$44	$(133)	$214,024

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	July 31,	January 31,
	2016	2016
Due in one year or less	$185,713	$151,214
Due in greater than one year	83,477	62,810
Total	$269,190	$214,024

We have certain available-for-sale securities in a gross unrealized loss position, all of which have been in such position for less than 12 months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in our condensed consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). There were no impairments considered other-than-temporary as of July 31, 2016 and January 31, 2016.

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of July 31, 2016 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Asset-backed securities	$46	$—
Corporate notes and bonds	19,792	(23)
U.S. agency obligations	12,430	(12)
U.S. treasury securities	5,017	(1)

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of January 31, 2016 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Asset-backed securities	$2,249	$(2)
Corporate notes and bonds	14,296	(40)
U.S. agency obligations	82,806	(54)
U.S. treasury securities	33,486	(37)

Note 4.	Property and Equipment, Net

Property and equipment, net, consists of the following as of the dates shown (in thousands):

	July 31,	January 31,
	2016	2016
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	14,230	14,106
Equipment and computers	6,649	5,910
Furniture and fixtures	6,879	6,453
Leasehold improvements	1,732	1,323
Construction in progress	239	—
	53,753	51,816
Less accumulated depreciation	(6,558)	(4,347)
Total property and equipment, net	$47,195	$47,469

Total depreciation expense was $1.2 million and $2.4 million for the three and six months ended July 31, 2016, respectively, and $0.4 million and $0.8 million for the three and six months ended July 31, 2015, respectively. Land is not depreciated.

Note 5.	Capitalized Internal-Use Software

Capitalized internal-use software, net, consisted of the following as of the dates shown (in thousands):

	July 31,	January 31,
	2016	2016
Capitalized internal-use software development costs	$4,046	$3,801
Less accumulated amortization	(3,184)	(2,822)
Capitalized internal-use software development costs, net	$862	$979

During the six months ended July 31, 2016, we capitalized $0.2 million of internal-use software development costs. During the six months ended July 31, 2015, we capitalized $0.2 million of internal-use software development costs.

Capitalized internal-use software amortization expense was $0.2 million and $0.4 million for the three and six months ended July 31, 2016, respectively, and $0.2 million and $0.4 million for the three and six months ended July 31, 2015, respectively.

Note 6.	Intangible Assets

The following schedule presents the details of intangible assets as of July 31, 2016 (dollar amounts in thousands):

	July 31, 2016
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Existing technology	$3,880	$(2,345)	$1,535	2.1
Database	4,939	(2,697)	2,242	2.7
Customer contracts and relationships	33,643	(3,460)	30,183	9.0
Software	10,867	(2,309)	8,558	3.7
Brand	1,141	(273)	868	2.7
	$54,470	$(11,084)	$43,386

The following schedule presents the details of intangible assets as of January 31, 2016 (dollar amounts in thousands):

	January 31, 2015
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Existing technology	$3,880	$(1,957)	$1,923	2.6
Database	4,939	(2,103)	2,836	3.0
Customer contracts and relationships	33,643	(1,693)	31,950	9.4
Software	10,867	(1,106)	9,761	4.2
Brand	1,141	(111)	1,030	3.2
	$54,470	$(6,970)	$47,500

Amortization expense associated with intangible assets was $2.1 million and $4.1 million for the three and six months ended July 31, 2016, respectively, and $0.7 million and $1.1 million for the three and six months ended July 31, 2015, respectively.

The estimated amortization expense for intangible assets, for the next five years and thereafter is as follows (in thousands):

Estimated
Amortization
Period	Expense
Fiscal 2017	$4,112
Fiscal 2018	7,791
Fiscal 2019	6,963
Fiscal 2020	6,062
Fiscal 2021	3,628
Thereafter	14,830
Total	$43,386

Note 7.	Accrued Expenses

Accrued expenses consisted of the following as of the dates shown (in thousands):

	July 31,	January 31,
	2016	2016
Accrued commissions	$1,908	$2,798
Accrued bonus	1,806	2,957
Deferred compensation associated with Zinc Ahead	2,504	1,120
Accrued other compensation and benefits	6,164	5,576
Total accrued compensation and benefits	$12,382	$12,451

Accrued fees payable to salesforce.com	4,339	4,222
Accrued third-party professional services subcontractors' fees	591	1,152
Sales taxes payable	928	1,597
Other accrued expenses	3,436	4,088
Total accrued expenses and other current liabilities	$9,294	$11,059

Note 8.	Fair Value Measurements

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of July 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,969	$—	$—	$22,969
Commercial paper	—	10,447	—	10,447
Corporate notes and bonds	—	—	—	—
U.S. agency obligations	—	23,620	—	23,620
Short-term investments
Asset-backed securities	—	16,695	—	16,695
Commercial paper	—	16,062	—	16,062
Corporate notes and bonds	—	74,245	—	74,245
U.S. agency obligations	—	101,855	—	101,855
U.S. treasury securities	—	60,333	—	60,333
Total	$22,969	$303,257	$—	$326,226

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

For the three months ended July 31, 2016 and 2015, our effective tax rates were 42.3% and 38.8%, respectively. During the three months ended July 31, 2016 as compared to the prior year period, our effective tax rate increased primarily due to the establishment of a valuation allowance against certain deferred tax assets on loss carry-forwards that would likely not be realized by the Mederi AG entity. These deferred tax assets associated with the Mederi AG entity were recorded as part of our acquisition of the Qforma CrowdLink business in March 2015. The effective tax rate increase was partially offset by the benefit of the reenactment of the U.S. research and development tax credit.

For the six months ended July 31, 2016 and 2015, our effective tax rates were 40.8% and 39.5%, respectively. During the six months ended July 31, 2016 as compared to the prior year period, our effective tax rate increased primarily due to the establishment of a valuation allowance against certain deferred tax assets on loss carry-forwards that would likely not be realized by the Mederi AG entity. These deferred tax assets associated with the Mederi AG entity were recorded as part of our acquisition of the Qforma CrowdLink business in March 2015. The effective tax rate increase was partially offset by the benefit of the reenactment of the U.S. research and development tax credit.

Note 10.	Stockholders’ Equity

Stock Option Activity

A summary of stock option activity for the six months ended July 31, 2016 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (in years)	value
Options outstanding at January 31, 2016	18,549,702	$5.01	6.8	$359,306,108
Options granted	1,075,000	25.41
Options exercised	(2,006,882)	2.27
Options forfeited/cancelled	(212,452)	4.40
Options outstanding at July 31, 2016	17,405,368	$6.60	6.7	$546,431,136
Options vested and exercisable at July 31, 2016	16,731,371	$6.54	6.7	$526,238,982
Options vested and exercisable at July 31, 2016 and expected to vest thereafter	5,333,997	$5.17	6.1	$175,053,298

During the three months ended July 31, 2016, we did not grant any stock options. The weighted average grant-date fair value of options granted was $11.99 for the six months ended July 31, 2016 and $12.40 and $12.36 for the three and six months ended July 31, 2015, respectively.

As of July 31, 2016, there was $37.0 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under the 2007 Plan, 2012 Equity Incentive Plan and 2013 Equity Incentive Plan (2013 EIP). This cost is expected to be recognized over a weighted average period of 3.7 years.

As of July 31, 2016, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.

The total intrinsic value of options exercised was approximately $42.6 million and $57.9 million for the three and six months ended July 31, 2016.

Restricted Stock Units

A summary of restricted stock unit (RSU) activity for the six months ended July 31, 2016 is as follows:

		Weighted
	Unreleased	average
	Restricted	grant date
	Stock Units	fair value
Balance at January 31, 2016	2,219,425	$26.80
RSUs granted	1,876,140	26.85
RSUs vested	(420,845)	26.57
RSUs forfeited/cancelled	(202,939)	26.23
Balance at July 31, 2016	3,471,781	$26.89

During the three and six months ended July 31, 2016, we issued 414,035 and 1,876,140 RSUs under the 2013 EIP with a weighted-average grant date fair value of $31.82 and $26.85, respectively.

As of July 31, 2016, there was a total of $88.5 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 3.2 years.

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

The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Volatility	—	45% – 46%	45% – 46%	45% – 46%
Expected term (in years)	—	5.50 – 6.32	6.31 – 7.56	5.50 – 6.32
Risk-free interest rate	—	1.69% – 1.84%	1.48% – 1.67%	1.69% – 1.84%
Dividend yield	—	0%	0%	0%

For the three and six months ended July 31, 2016 and 2015, we capitalized an immaterial amount of stock-based compensation as part of our internal-use software capitalization.

Early Exercise of Employee Options

We historically have allowed for the early exercise of options granted under the 2007 Stock Plan (2007 Plan) prior to vesting. Historically, all such early exercises have been through cash payment. The unvested shares are subject to our repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options, and reclassified to common stock as our repurchase right lapses. At July 31, 2016, the amount of unvested shares and the aggregate price for those shares that were subject to repurchase were immaterial. At January 31, 2016, there were 56,666 unvested shares which were subject to repurchase at an aggregate price of an immaterial amount.

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

Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income, less earnings attributable to participating securities.

The net income per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A common stock and Class B common stock as if the income for the year has been distributed. As the liquidation and dividend rights are identical, the net loss attributable to common stockholders is allocated on a proportionate basis.

Basic net income per share of common stock is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. All participating securities are excluded from the basic weighted-average shares of common stock outstanding. Unvested shares of common stock resulting from the early exercises of stock options are excluded from the calculation of the weighted-average shares of common stock until they vest as they are subject to repurchase until they are vested. The unvested shares of common stock resulting from early exercises of stock options accounted for all of our participating securities.

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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2016		2015		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$9,381	$3,577	$7,450	$5,956	$17,787	$7,680	$14,292	$12,096
Undistributed earnings allocated to participating securities	(1)	—	(9)	(7)	(1)	(1)	(17)	(14)
Net income attributable to common stockholders, basic	$9,380	$3,577	$7,441	$5,949	$17,786	$7,679	$14,275	$12,082
Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	97,823	37,303	73,246	58,553	93,961	40,570	71,197	60,258
Net income per share attributable to common stockholders, basic	$0.10	$0.10	$0.10	$0.10	$0.19	$0.19	$0.20	$0.20

Diluted
Numerator
Net income attributable to common stockholders, basic	$9,380	$3,577	$7,441	$5,949	$17,786	$7,679	$14,275	$12,082
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	3,577	—	5,949	—	7,679	—	12,082	—
Reallocation of net income to Class B common stock	—	767	—	671	—	1,474	—	1,322
Net income attributable to common stockholders, diluted	$12,957	$4,344	$13,390	$6,620	$25,465	$9,153	$26,357	$13,404
Denominator
Number of shares used for basic EPS computation	97,823	37,303	73,246	58,553	93,961	40,570	71,197	60,258
Conversion of Class B to Class A common stock	37,303	—	58,553	—	40,570	—	60,258	—
Effect of potentially dilutive common shares	12,029	12,029	13,072	13,072	12,159	12,159	13,415	13,415
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	147,155	49,332	144,871	71,625	146,690	52,729	144,870	73,673
Net income per share attributable to common stockholders, diluted	$0.09	$0.09	$0.09	$0.09	$0.17	$0.17	$0.18	$0.18

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	2,031,160	1,278,843	1,757,681	833,425

Note 12.	Commitments and Contingencies

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

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce Platform in combination with our developed technology to deliver certain of our multichannel customer relationship management applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. As of July 31, 2016, we remained obligated to pay fees of at least $382.3 million prior to September 1, 2025 in connection with this agreement.

Service Outage

In May 2016, salesforce.com suffered a significant service outage with respect to a group of servers that hosts the Veeva CRM solution for 38 of our Veeva CRM customers. The outage resulted in unplanned system unavailability of up to 21 hours for the associated Veeva customers. Customers are allowed to claim service level credits under their contracts with us, and as of July 31, 2016, an immaterial amount has been claimed. We do not expect the impact to be material for any future period.

Note 13.	Information about Geographic Areas

We track and allocate revenues by the principal geographic region of our customers’ end users rather than by individual country, which makes it impractical to disclose revenues for the United States or other specific foreign countries. Revenues by geographic area, as measured by the estimated location of the end users for subscription services revenues and the estimated location of the resources performing the services for professional services, were as follows for the periods shown below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Revenues by geography
North America	$71,540	$53,518	$136,979	$103,571
Europe and other	39,120	26,427	73,934	50,558
Asia Pacific	20,687	18,162	40,198	33,901
Total revenues	$131,347	$98,107	$251,111	$188,030

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	July 31,	January 31,
	2016	2016
Long-lived assets by geography
North America	$44,555	$45,163
Europe and other	1,772	1,827
Asia Pacific	868	479
Total long-lived assets	$47,195	$47,469

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For our fiscal years ended January 31, 2016, 2015 and 2014, our total revenues were $409.2 million, $313.2 million and $210.2 million, respectively, representing year-over-year growth in total revenues of 31% and 49% for our two most recent fiscal years. For our fiscal years ended January 31, 2016, 2015 and 2014, our subscription services revenues were $316.3 million, $233.1 million and $146.6 million, respectively, representing year-over-year growth in subscription services revenues of 36% and 59% for our two most recent fiscal years. The growth rate of our total revenues and subscription services revenues may slightly decline in future periods. We generated net income of $54.5 million, $40.4 million and $23.6 million for our fiscal years ended January 31, 2016, 2015 and 2014, respectively. As of January 31, 2016, 2015 and 2014, we served 400, 276 and 198 customers, respectively.  With respect to our major product lines, our customer totals for each product line as of January 31, 2016, were 212 for Veeva CRM, 219 for Veeva Vault, 35 for Veeva Network Customer Master, and 62 for Veeva OpenData data and data services. A single customer may be counted in more than one product line if the customer has purchased multiple major product lines. Many of our Veeva Vault applications are used by smaller, earlier stage pre-commercial companies. Thus, the potential number of Veeva Vault customers is significantly higher than the potential number of customers that use our commercial solutions.

For the six months ended July 31, 2016 and 2015, our total revenues were $251.1 million and $188.0 million, respectively, representing period-over-period growth in total revenues of 34%. For the six months ended July 31, 2016 and 2015, our subscription services revenues were $201.2 million and $144.2 million, respectively, representing period-over-period growth in subscription services revenues of 40%. We generated net income of $25.5 million and $26.4 million for the six months ended July 31, 2016 and 2015, respectively.

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

Key Factors Affecting Our Performance

Investment in Growth. We have invested and intend to continue to invest aggressively in expanding the breadth and depth of our Industry Cloud for life sciences. We expect to continue to invest in research and development to expand existing solutions and build new solutions, sales and marketing to promote our solutions to new and existing customers and in existing and expanded geographies and industries, professional services to ensure the success of our customers’ implementations of our solutions and other operational and administrative functions to support our expected growth. We anticipate that our headcount will increase as a result of these investments. We expect our total operating expenses will continue to increase over time, which, in some cases, could have a negative impact on our operating margin.

Adoption of Our Solutions by Existing and New Customers. Most of our customers initially deploy our solutions to a limited number of end users within a division or geography and may only initially deploy a limited set of our available solutions. Our future growth is dependent upon our existing customers’ continued success and renewals of subscriptions to our solutions, expanded deployment of our solutions within their organizations, and the purchase of subscriptions to additional solutions. Our growth is also dependent on the adoption of our solutions by new customers.

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

Mix of Subscription and Professional Services Revenues. We believe our investments in professional services have driven customer success and facilitated the further adoption of our solutions by our customers. During the initial period of deployment by a customer, we generally provide a greater amount of configuration, implementation and training than later in the deployment. At the same time, many of our customers have historically purchased subscriptions for a limited set of their total potential end users or less than full adoption during their initial deployments. As a result of these factors, the proportion of total revenues for a customer associated with professional services is relatively high during the initial deployment period. Over time, as the need for professional services associated with user deployments decreases and the number of end users increases (as is often the case), we have observed and continue to expect the mix of total revenues to shift more toward subscription services revenues. As a result, we expect the proportion of our total revenues from subscription services to increase over time.

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. In addition, Zinc Ahead had a limited number of perpetual license agreements with accompanying maintenance and hosting fees. We have included such on-going maintenance and hosting fees in our subscription services revenues. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. For the six months ended July 31, 2016, subscription services revenues constituted 80% of total revenues and professional services and other revenues constituted 20% of total revenues.

We enter into master subscription agreements with our customers and count each distinct master subscription agreement that has not terminated or expired and that has orders for which we have recognized revenue in a quarter as a distinct customer for purposes of determining our total number of current customers as of the end of a quarter. We generally enter into a single master subscription agreement with each customer, although in some instances, affiliated legal entities within the same corporate family may enter into a separate master subscription agreement. Divisions, subsidiaries and operating units of our customers often place distinct orders for our subscription services under the same master subscription agreement, and we do not count such distinct orders as new customers for purposes of determining our total customer count. With respect to data services customers that have not purchased one of our software solutions, we count as a distinct customer the party to each agreement that has a known and recurring payment obligation. For purposes of determining our total customer count, we count each entity that uses a legacy Zinc Ahead product as a distinct customer if such entity is not otherwise a customer of ours.

New subscription orders typically have a one-year term and automatically renew unless notice of cancellation is provided in advance. If a customer adds end users or solutions to an existing order, such additional orders will generally be coterminus with the anniversary date of the initial order, and as a result, orders for additional end users or solutions will commonly have an initial term of less than one year. Subscription orders are generally billed at the beginning of the subscription commencement date in annual or quarterly increments. Because the term of orders for additional end users or solutions is commonly less than one year and payment terms may also be quarterly, the annualized value of such orders that we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time and may agree in the future to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the adjustment had not occurred. Additionally, if a coterminus order of less than one year renews in the same fiscal year in which it was originally signed and has annual billing terms, the order will generate more deferred revenue in that fiscal year than the annual contract value of that order. Accordingly, we do not believe that change in deferred revenue or calculated billings, a metric commonly cited by financial analysts that is the sum of the change in deferred revenue plus revenue, are accurate indicators of future revenues for any given period of time. More recently and with respect to solutions other than our core sales automation solution, we have begun to enter into orders with terms of up to five years. Such multi-year orders are billed in annual or quarterly increments.

Subscription services revenues are recognized ratably over the order term beginning when the solution has been provisioned to the customer. Our subscription services agreements are generally non-cancelable during the term, although customers typically have the right to terminate their agreements for cause in the event of material breach. Subscription services revenues are affected primarily by the number of customers, the number of end users (or other subscription usage metric) at each customer that uses our solutions and the number of solutions subscribed to by each customer.

We utilize our own professional services personnel and, in certain cases, third-party subcontractors to perform our professional services engagements with customers. Our professional services engagements are primarily billed on a time and materials basis and revenues are typically recognized as the services are rendered. Certain professional services revenues are based on fixed fee arrangements and revenues are recognized based on the proportional performance method. In some cases, the terms of our time and materials and fixed fee arrangements may require that we defer the recognition of revenue until contractual conditions are met. In those circumstances, revenue recognition may be sporadic, based upon the achievement of such contractual conditions. Professional services revenues are affected primarily by our customers’ demands for implementation services, configuration, data services, training and managed services in connection with our solutions. With respect to our acquired Zinc Ahead business, we have not established stand-alone value for professional services, and, therefore, we account for multiple element arrangements as a combined unit of accounting.  As a result, professional services revenues for our Zinc Ahead business, when delivered as part of a multiple-element arrangement, are generally recognized ratably over the term of the associated subscription services.

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

General and Administrative. General and administrative expenses consist of employee-related expenses for our executive, finance and accounting, legal, employee success, management information systems personnel and other administrative employees. In addition, general and administrative expenses include fees related to third-party legal counsel, fees related to third-part accounting, tax and audit services, acquisition-related transaction costs, other corporate expenses and allocated overhead.

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Consolidated Statements of Income Data:
Revenues:
Subscription services	$105,211	$75,280	$201,243	$144,174
Professional services and other	26,136	22,827	49,868	43,856
Total revenues	131,347	98,107	251,111	188,030
Cost of revenues(1):
Cost of subscription services	23,108	16,819	44,853	32,692
Cost of professional services and other	19,087	16,654	38,433	32,766
Total cost of revenues	42,195	33,473	83,286	65,458
Gross profit	89,152	64,634	167,825	122,572
Operating expenses(1):
Research and development	23,563	15,255	45,636	28,212
Sales and marketing	28,908	18,057	55,631	33,553
General and administrative	12,859	8,969	24,930	17,529
Total operating expenses	65,330	42,281	126,197	79,294
Operating income	23,822	22,353	41,628	43,278
Other income (expense), net	(1,362)	(445)	1,385	318
Income before income taxes	22,460	21,908	43,013	43,596
Provision for income taxes	9,502	8,502	17,546	17,208
Net income	$12,958	$13,406	$25,467	$26,388

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$288	$136	$497	$247
Cost of professional services and other	1,507	973	2,685	1,715
Research and development	2,812	1,643	5,206	3,026
Sales and marketing	3,342	1,755	5,797	2,875
General and administrative	2,065	1,104	3,972	2,547
Total stock-based compensation	$10,014	$5,611	$18,157	$10,410

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Consolidated Statements of Income Data:
Revenues:
Subscription services	80.1%	76.7%	80.1%	76.7%
Professional services and other	19.9	23.3	19.9	23.3
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of subscription services	17.6	17.1	17.9	17.4
Cost of professional services and other	14.5	17.0	15.3	17.4
Total cost of revenues	32.1	34.1	33.2	34.8
Gross profit	67.9	65.9	66.8	65.2
Operating expenses:
Research and development	17.9	15.5	18.2	15.0
Sales and marketing	22.0	18.4	22.2	17.9
General and administrative	9.8	9.1	9.9	9.3
Total operating expenses	49.7	43.0	50.3	42.2
Operating income	18.1	22.9	16.5	23.0
Other income (expense), net	(1.0)	(0.5)	0.6	0.2
Income before income taxes	17.1	22.4	17.1	23.2
Provision for income taxes	7.2	8.7	7.0	9.2
Net income	9.9%	13.7%	10.1%	14.0%

Revenues

	Three Months Ended July 31,			Six Months Ended July 31,
	2016	2015	% Change	2016	2015	% Change
	(dollar amounts in thousands)
Revenues:
Subscription services	$105,211	$75,280	40%	$201,243	$144,174	40%
Professional services and other	26,136	22,827	14	49,868	43,856	14
Total revenues	$131,347	$98,107	34	$251,111	$188,030	34

Percentage of revenues:
Subscription services	80%	77%		80%	77%
Professional services and other	20	23		20	23
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended July 31, 2016 increased $33.2 million from the same period in the prior year, of which $29.9 million was from growth in subscription services revenues. Four percent of the increase in subscription services revenues was attributable to orders from existing customers that were placed on or prior to July 31, 2015 and the renewal of such orders through July 31, 2016, net of attrition. Ninety-six percent of the increase in subscription services revenues was attributable to new orders placed after July 31, 2015, which includes orders from the acquired Zinc Ahead business. New orders from existing customers consisted of expanded use of our solutions within a given customer and the addition of solutions not previously utilized by a given customer. The geographic mix of subscription services revenues, as measured by the estimated location of the end users for subscription services, were 53% from North America, 30% from Europe and other and 17% from Asia in the three months ended July 31, 2016 as compared to subscription services revenues of 53% from North America, 27% from Europe and other and 20% from Asia in the three months ended July 31, 2015.

Professional services and other revenues for the three months ended July 31, 2016 increased $3.3 million from the same period in the prior year. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The geographic mix of professional services and other revenues, as measured by the estimated location of the resources performing the services, were 60% from North America, 29% from Europe and other and 11% from Asia in the three months ended July 31, 2016 as compared to professional services and other revenues of 60% from North America, 28% from Europe and other and 12% from Asia in the three months ended July 31, 2015.

Subscription services revenues were 80% of total revenues for the three months ended July 31, 2016, compared to 77% of total revenues for the three months ended July 31, 2015, reflecting the faster growth rate of our subscription services revenues as compared to the growth rate of our professional services and other revenues as our customers expanded their use of our solutions across new divisions, new geographies and new products.

Total revenues for the six months ended July 31, 2016 increased $63.1 million from the same period in the prior year, of which $57.1 million was from growth in subscription services revenues. Seventeen percent of the increase in subscription services revenues was attributable to orders from existing customers that were placed on or prior to July 31, 2015 and the renewal of such orders through July 31, 2016, net of attrition. Eighty-three percent of the increase in subscription services revenues was attributable to new orders placed after July 31, 2015, which includes orders from the acquired Zinc Ahead business. New orders from existing customers consisted of expanded use of our solutions within a given customer and the addition of solutions not previously utilized by a given customer. The geographic mix of subscription services revenues, as measured by the estimated location of the end users for subscription services, were 53% from North America, 30% from Europe and other and 17% from Asia in the six months ended July 31, 2016 as compared to subscription services revenues of 53% from North America, 27% from Europe and other and 20% from Asia in the six months ended July 31, 2015.

Professional services and other revenues for the six months ended July 31, 2016 increased $6.0 million from the same period in the prior year. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The geographic mix of professional services and other revenues, as measured by the estimated location of the resources performing the services, were 61% from North America, 28% from Europe and other and 11% from Asia in the six months ended July 31, 2016 as compared to professional services and other revenues of 62% from North America, 27% from Europe and other and 11% from Asia in the six months ended July 31, 2015.

Subscription services revenues were 80% of total revenues for the six months ended July 31, 2016, compared to 77% of total revenues for the six months ended July 31, 2015, reflecting the faster growth rate of our subscription services revenues as compared to the growth rate of our professional services and other revenues as our customers expanded their use of our solutions across new divisions, new geographies and new products.

Cost of Revenues and Gross Profit

	Three Months Ended July 31,			Six Months Ended July 31,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$23,108	$16,819	37%	$44,853	$32,692	37%
Cost of professional services and other	19,087	16,654	15	38,433	32,766	17
Total cost of revenues	$42,195	$33,473	26	$83,286	$65,458	27

Gross margin percentage:
Subscription services	78%	78%		78%	77%
Professional services and other	27	27		23	25
Total gross margin percentage	68%	66%		67%	65%
Gross profit	$89,152	$64,634	38%	$167,825	$122,572	37%

Cost of revenues for the three months ended July 31, 2016 increased $8.7 million from the same period in the prior year, of which $6.3 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of end users of our subscription services, which drove an increase of $1.7 million in fees paid to salesforce.com, a $1.6 million increase in third-party data center costs, and an increase $1.3 million in employee compensation-related costs (which includes the impact of an increase of $0.2 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by an increase in headcount during the period, including headcount from the acquired Zinc Ahead business. We expect cost of subscription services revenues to increase in absolute dollars in the near term, as we renew existing orders and enter into new orders for our subscription services which may result in increased fees paid to salesforce.com and costs for additional third-party data center capacity. In addition, we expect cost of subscription services revenues to decrease as a percentage of subscription services revenues in the near term, as we receive a greater proportion of our subscription services revenues from our product offerings that have slightly higher gross margins, including our Veeva Vault applications.

Cost of professional services and other revenues for the three months ended July 31, 2016 increased $2.4 million from the same period in the prior year, primarily due to a $2.6 million increase in employee compensation-related costs (which includes the impact of an increase of $0.5 million in stock-based compensation), which was partially offset by a $0.4 million decrease in third-party subcontractor costs. The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period, including headcount from the acquired Zinc Ahead business. We expect cost of professional services and other revenues to increase as we add personnel to our professional services organization worldwide.

Gross profit as a percentage of total revenues for the three months ended July 31, 2016 and 2015 was 68% and 66%, respectively. The increases compared to the prior periods is largely due to an increase in the proportion of total revenues attributable to subscription services revenues as compared to professional services and other revenues, which have higher gross margins, and the continued growth of Veeva Vault, Veeva Network master data management solutions, and our newer multichannel customer relationship management applications that compliment Veeva CRM, all of which have slightly higher subscription services gross margins than our core Veeva CRM application.

Cost of revenues for the six months ended July 31, 2016 increased $17.8 million from the same period in the prior year, of which $12.2 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of end users of our subscription services, which drove an increase of $3.4 million in fees paid to salesforce.com, a $2.9 million increase in third-party data center costs, a $2.4 million increase in employee compensation-related costs (which includes the impact of an increase of $0.3 million in stock-based compensation), and a $1.2 million increase in amortization of purchased intangibles. The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period, including headcount from the acquired Zinc Ahead business.

Cost of professional services and other revenues for the six months ended July 31, 2016 increased $5.7 million from the same period in the prior year, primarily due to a $5.8 million increase in employee compensation-related costs (which includes the impact of an increase of $1.0 million in stock-based compensation), which was partially offset by a decrease of $0.9 million in third-party subcontractor costs. The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period, including headcount from the acquired Zinc Ahead business.

Gross profit as a percentage of total revenues for the six months ended July 31, 2016 and 2015 was 67% and 65%, respectively. The increases compared to the prior periods is largely due to an increase in the proportion of total revenues attributable to subscription services revenues as compared to professional services and other revenues, which have higher gross margins, and the continued growth of Veeva Vault, Veeva Network master data management solutions, and our newer multichannel customer relationship management applications that compliment Veeva CRM, all of which have slightly higher subscription services gross margins than our core Veeva CRM application.

Operating Expenses and Operating Margin

Operating expenses include research and development, sales and marketing and general and administrative expenses. As we continue to invest in our growth through hiring, and as we realize the full impact of the additional headcount and operating expenses associated with the acquired Zinc Ahead business, we expect operating expenses to increase in absolute dollars and as a percentage of revenue to continue for the foreseeable future, which may result in a slight decrease in our operating margin.

Research and Development

	Three Months Ended July 31,			Six Months Ended July 31,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)
Research and development	$23,563	$15,255	54%	$45,636	$28,212	62%
Percentage of total revenues	18%	16%		18%	15%

Research and development expenses for the three months ended July 31, 2016 increased $8.3 million from the same period in the prior year, primarily due to an increase of $7.2 million in employee compensation-related costs (which includes the impact of an increase of $1.2 million in stock-based compensation) resulting from increased headcount during the period. The expansion of our headcount in this area is primarily to support the increasing number of products that are under development across our solution offerings, and to a lesser extent headcount from the acquired Zinc Ahead business. We also had an increase in facility related expenses of $0.5 million primarily resulting from the move into our new corporate headquarters in August 2015.

Research and development expenses for the six months ended July 31, 2016 increased $17.4 million from the same period in the prior year, primarily due to an increase of $14.5 million in employee compensation-related costs (which includes the impact of an increase of $2.2 million in stock-based compensation) resulting from increased headcount during the period. The expansion of our headcount in this area is to support the increasing number of products that are under development across our solution offerings, and to a lesser extent headcount from the acquired Zinc Ahead business. We also had an increase in facility related expenses of $1.0 million primarily resulting from the move into our new corporate headquarters in August 2015. We expect research and development expenses to increase in absolute dollars in the near term, primarily due to higher headcount as we continue to add research and development personnel and invest in our solutions.

Sales and Marketing

	Three Months Ended July 31,			Six Months Ended July 31,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)
Sales and marketing	$28,908	$18,057	60%	$55,631	$33,553	66%
Percentage of total revenues	22%	18%		22%	18%

Sales and marketing expenses for the three months ended July 31, 2016 increased $10.9 million from the same period in the prior year, primarily due to an increase of $8.2 million in employee compensation-related costs (which includes the impact of an increase of $1.2 million in sales commissions and an increase of $1.6 million in stock-based compensation), a $0.9 million increase in amortization expense primarily associated with the Zinc Ahead purchased intangibles related to our to customer contracts, customer relationships and brand, and a $0.8 million increase in marketing program costs. The increase in employee compensation-related costs is primarily driven by increase in headcount during the period, including to a lesser extent headcount from the acquired Zinc Ahead business.

Sales and marketing expenses for the six months ended July 31, 2016 increased $22.1 million from the same period in the prior year, primarily due to an increase of $16.7 million in employee compensation-related costs (which includes the impact of an increase of $2.6 million in sales commissions and an increase of $2.9 million in stock-based compensation), a $1.8 million increase in amortization expense primarily associated with the Zinc Ahead purchased intangibles related to our to customer contracts, customer relationships and brand, a $1.0 million increase in travel-related costs, and a $0.8 million increase in marketing program costs. The increase in employee compensation-related costs is primarily driven by increase in headcount during the period, including to a lesser extent headcount from the acquired Zinc Ahead business.

We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our newer solutions and our continued expansion of our international sales capacity across all our solutions.

General and Administrative

	Three Months Ended July 31,			Six Months Ended July 31,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)
General and administrative	$12,859	$8,969	43%	$24,930	$17,529	42%
Percentage of total revenues	10%	9%		10%	9%

General and administrative expenses for the three months ended July 31, 2016 increased $3.9 million from the same period in the prior year, primarily due to increases of $2.5 million in employee compensation-related costs (which includes the impact of an increase of $1.0 million in stock-based compensation) and a $0.6 million increase in deferred compensation associated with the acquired Zinc Ahead business. The increase in employee compensation-related costs is primarily driven by increase in headcount during the period, including to a lesser extent headcount from the acquired Zinc Ahead business.

General and administrative expenses for the six months ended July 31, 2016 increased $7.4 million from the same period in the prior year, primarily due to increases of $4.3 million in employee compensation-related costs (which includes the impact of an increase of $1.4 million in stock-based compensation), a $1.9 million increase in deferred compensation associated with the acquired Zinc Ahead business, and a $0.6 million in expense for software subscriptions for internal use. The increase in employee compensation-related costs is primarily driven by increase in headcount during the period, including to a lesser extent headcount from the acquired Zinc Ahead business.

We expect general and administrative expenses to continue to grow in absolute dollars in the near term, primarily due to higher headcount and additional expenses, such as fees related to third-party legal counsel and fees related to third-party accounting, tax and audit services, as we continue to invest in our business.

Other Income (Expense), Net

	Three Months Ended July 31,			Six Months Ended July 31,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)
Other income (expense), net	$(1,362)	$(445)	206%	$1,385	$318	336%

Other expense, net for the three months ended July 31, 2016 increased $0.9 million from the prior year period, primarily due to a $1.1 million foreign currency loss, offset by $0.3 million decrease in investment amortization. We continue to experience foreign currency fluctuations primarily due to the volatility in the value of the U.S. Dollar against the Euro and British Pound Sterling and the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling and Japanese Yen. We may continue to experience favorable or adverse foreign currency impacts due to any additional volatility in these currencies.

Other income, net for the six months ended July 31, 2016 increased $1.1 million from the prior year period, primarily due to an increase of $0.7 million in foreign currency gain and a decrease of $0.7 million in investment amortization, partially offset by a $0.2 million decrease in interest income. The lower investment amortization compared to the prior year period was primarily attributable to lower balances in our short-term investments.

Provision for Income Taxes

	Three Months Ended July 31,			Six Months Ended July 31,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)
Income before income taxes	$22,460	$21,908	3%	$43,013	$43,596	-1%
Provision for income taxes	9,502	8,502	12	17,546	17,208	2
Effective tax rate	42.3%	38.8%		40.8%	39.5%

Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that incur a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to earnings considered as indefinitely reinvested in foreign operations, state taxes, the permanent reenactment of the U.S. research and development tax credit which was signed into law in December 2015, equity compensation and the U.S. domestic production activity deduction. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation, as may be applicable. Differing tax rates in various jurisdictions could harm our results of operations and financial condition by increasing our overall tax rate.

For the three months ended July 31, 2016 and 2015, our effective tax rates were 42.3% and 38.8%, respectively. During the three months ended July 31, 2016 as compared to the prior year period, our effective tax rate increased 3.5% primarily due to the establishment of a valuation allowance against certain deferred tax assets on loss carry-forwards that would likely not be realized by the Mederi AG entity. The effective tax rate increase was partially offset by the benefit of the reenactment of the U.S. research and development tax credit.

For the six months ended July 31, 2016 and 2015, our effective tax rates were 40.8% and 39.5%, respectively. During the six months ended July 31, 2016 as compared to the prior year period, our effective tax rate increased 1.3% primarily due to the establishment of a valuation allowance against certain deferred tax assets on loss carry-forwards that would likely not be realized by the Mederi AG entity. The effective tax rate increase was partially offset by the benefit of the reenactment of the U.S. research and development tax credit.

We regularly assess the likelihood that our deferred income tax assets will be realized based on the realization guidance available. To the extent that we believe any amounts are not more likely than not to be realized, we record a valuation allowance to reduce the deferred income tax assets. For the Mederi AG entity, which we acquired in March 2015 as part of our acquisition of the Qforma CrowdLink business, we determined that certain German deferred tax assets associated with loss carry-forwards would likely not be realized. Therefore, we recorded a valuation allowance against those deferred tax assets in the three and six months ended July 31, 2016. We regularly assess the need for the valuation allowance on our deferred tax assets, and to the extent that we determine that an adjustment is needed, such adjustment will be recorded.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial measures. Our measures of non-GAAP operating income, non-GAAP net income and non-GAAP diluted net income per share each meet the definition of a non-GAAP financial measure.

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

We define non-GAAP operating income as our operating income, as reported on our condensed consolidated statements of comprehensive income, excluding the portions of items listed below that are included in the cost of revenues and operating expenses and our non-GAAP net income as our total net income, as reported on our condensed consolidated statements of comprehensive income, excluding the items listed below. For the reasons set forth below, we believe that excluding these items provides useful information to help investors and others understand and evaluate our operating results and future prospects in the same manner as we do and to compare our financial results across accounting periods and to compare our financial results to those of our peer companies.

•

Stock-based compensation expenses. We excluded stock-based compensation expenses from our non-GAAP measures primarily because they are non-cash expenses that we exclude from our internal management reporting processes. We also find it useful to exclude these expenses when we assess the appropriate level of various operating expenses and resource allocations when budgeting, planning and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, we believe excluding stock-based compensation expenses allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies.

•

Amortization of purchased intangibles. We incur amortization expense for purchased intangible assets in connection with acquisitions of certain businesses and technologies. Amortization of intangible assets is a non-cash expense and is inconsistent in amount and frequency because it is significantly affected by the timing and size of acquisitions. Because these costs have already been incurred and cannot be recovered, and are non-cash expenses, we exclude these expenses for internal management reporting purposes. We also find it useful to exclude these charges when assessing the appropriate level of various operating expenses and resource allocations when budgeting, planning and forecasting future periods. Investors should note that the use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well.

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

•

Deferred compensation associated with the Zinc Ahead acquisition. The Zinc Ahead share purchase agreement, as revised, called for share purchase consideration to be deferred and paid to certain former Zinc Ahead employee shareholders and option holders, who remain employed with us on each deferred consideration payment date, at a rate of one-third of the deferred consideration amount per year. In accordance with GAAP, these payments are being accounted for as deferred compensation and the expense is recognized over the requisite service period. We view this deferred compensation expense as an unusual acquisition cost associated with the Zinc Ahead acquisition and find it useful to exclude it in order to assess the appropriate level of various operating expenses to assist in budgeting, planning and forecasting future periods. We believe excluding this deferred compensation expense from our non-GAAP measures may allow investors to make more meaningful comparisons between our recurring operating results and those of other companies.

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

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure to evaluate our business, and to view our non-GAAP financial measures in conjunction with the most directly comparable GAAP financial measures.

The following table reconciles the specific items excluded from GAAP operating income and net income in the calculation of non-GAAP operating income, non-GAAP net income and non-GAAP net income per share for the periods shown below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Operating income on a GAAP basis	$23,822	$22,353	$41,628	$43,278
Stock-based compensation expense	10,014	5,611	18,157	10,410
Amortization of purchased intangibles	2,059	676	4,110	1,089
Capitalization of internal-use software	(69)	(172)	(209)	(194)
Amortization of internal-use software	185	191	362	380
Deferred compensation associated with Zinc Ahead acquisition	730	—	2,143	—
Operating income on a non-GAAP basis	$36,741	$28,659	$66,191	$54,963

Net income on a GAAP basis	$12,958	$13,406	$25,467	$26,388
Stock-based compensation expense	10,014	5,611	18,157	10,410
Amortization of purchased intangibles	2,059	676	4,110	1,089
Capitalization of internal-use software	(69)	(172)	(209)	(194)
Amortization of internal-use software	185	191	362	380
Deferred compensation associated with Zinc Ahead acquisition	730	—	2,143	—
Income tax effect on non-GAAP adjustments	(3,549)	(1,534)	(6,529)	(2,747)
Net income on a non-GAAP basis	$22,328	$18,178	$43,501	$35,326

Net income allocated to participating securities on a GAAP basis	$(1)	$(16)	$(2)	$(31)
Net income allocated to participating securities from non-GAAP adjustments(1)	(1)	(5)	(1)	(10)
Net income allocated to participating securities on a non-GAAP basis	(2)	(21)	(3)	(41)
Net income attributable to common stockholders on a non-GAAP basis	$22,326	$18,157	$43,498	$35,285

Diluted net income per share on a GAAP basis	$0.09	$0.09	$0.17	$0.18
Stock-based compensation expense	0.07	0.04	0.12	0.07
Amortization of purchased intangibles	0.01	0.01	0.03	0.01
Capitalization of internal-use software	—	—	—	—
Amortization of internal-use software	—	—	—	—
Deferred compensation associated with Zinc Ahead acquisition	—	—	0.02	—
Income tax effect on non-GAAP adjustments	(0.02)	(0.01)	(0.04)	(0.02)
Diluted net income per share on a non-GAAP basis	$0.15	$0.13	$0.30	$0.24

Liquidity and Capital Resources

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Net cash provided by operating activities	$11,746	$15,182	$121,106	$56,973
Net cash used in investing activities	(58,887)	(8,597)	(58,805)	(76,408)
Net cash provided by financing activities	11,251	5,590	15,456	9,925
Effect of exchange rate changes on cash and cash equivalents	313	40	429	33
Net change in cash and cash equivalents	$(35,577)	$12,215	$78,186	$(9,477)

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents and short-term investments, as well as cash flows generated from our operations. As of July 31, 2016, our cash, cash equivalents and short-term investments totaled $479.6 million, of which $22.7 million represented cash and cash equivalents held outside of the United States. Non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States and, therefore, no U.S. current or deferred taxes have been accrued related to these balances. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the United States. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

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

Cash Flows from Operating Activities

Our largest source of operating cash inflows is cash collections from our customers for subscription services. We also generate significant cash flows from our professional services arrangements. The first quarter of the fiscal year is seasonally the strongest quarter for cash inflows due to the timing of our billings and collections. Our primary uses of cash from operating activities are for employee-related expenditures, fees to salesforce.com, third-party professional services costs, employee travel costs, and leased facilities.

Net cash provided by operating activities was $11.7 million for the three months ended July 31, 2016. Our cash provided by operating activities during the three months ended July 31, 2016 primarily reflected our net income of $13.0 million, adjustments for non-cash items of $14.1 million, offset by the net decrease in our operating assets and liabilities of $15.3 million. Non-cash charges included $10.0 million of stock-based compensation expense and $3.5 million of depreciation and amortization expense. The net changes in operating assets and liabilities included a $9.5 million increase in other current and long-term assets due to the increase in prepaid taxes, a $7.3 million increase in accounts receivable related to the timing of billings and collections, and a $4.1 million decrease in deferred revenue due to the timing of renewal billings.

Net cash provided by operating activities was $121.1 million for the six months ended July 31, 2016. Our cash provided by operating activities during the six months ended July 31, 2016 primarily reflected our net income of $25.5 million, adjustments for non-cash items of $25.0 million, and the net increase in our operating assets and liabilities of $70.6 million. Non-cash charges included $18.2 million of stock-based compensation expense and $6.9 million of depreciation and amortization expense. The net changes in operating assets and liabilities included a $56.0 million decrease in accounts receivable, which was primarily driven by increased billings and collections during the period, and a $19.3 million increase in deferred revenue, which was primarily driven by increased billings from new and existing customers during the period. These sources of cash were partially offset by a $8.1 million increase in other current and long-term assets due to the increase in prepaid taxes.

The cash flow from operating activities for the six months ended July, 2016 includes the vast majority of cash flows from operating activities that we expect for the remainder of the fiscal year ending January 31, 2017. As a result, we expect cash flows from operating activities to be minimal in future quarterly periods during this fiscal year.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for the acquisition of businesses and the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth, including the build-out of our new corporate headquarters located in Pleasanton, California.

Net cash used in investing activities was $58.9 million for the three months ended July 31, 2016 resulting primarily from $58.1 million in net purchases of marketable securities.

Net cash used in investing activities was $58.8 million for the six months ended July 31, 2016 resulting primarily from $55.8 million in net purchases of marketable securities.

We expect the cash flows used in investing activities to increase in the near term as we continue to build out our corporate headquarters.

Cash Flows from Financing Activities

The cash flows from financing activities relate to excess tax benefits from our stock plans and stock option exercises.

Net cash provided by financing activities was $11.3 million for the three months ended July 31, 2016 resulting from $8.1 million in excess tax benefits from our employee stock plans and $3.2 million in proceeds from employee stock option exercises.

Net cash provided by financing activities was $15.5 million for the six months ended July 31, 2016 resulting from $10.9 million in excess tax benefits from our employee stock plans and $4.5 million in proceeds from employee stock option exercises.

Commitments

Our principal commitments primarily consist of obligations for minimum payment commitments to salesforce.com, leases for office space and a minimum payment commitment to VYRE Limited. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. As of July 31, 2016, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Purchase commitments	$397,478	$4,967	$—	$141,728	$250,000
Operating lease obligations	15,114	2,150	7,210	4,001	1,753
Total	$412,592	$7,117	$7,210	$145,729	$251,753

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

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro and Japanese Yen, and may be adversely affected in the future due to changes in foreign currency exchange rates, particularly in light of the Brexit vote and other recent political developments. We continue to experience foreign currency fluctuations primarily due to the volatility in the value of the U.S. Dollar against the Euro and British Pound Sterling and the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the three months ended July 31, 2016 and 2015, we had a foreign currency loss of $2.0 million and $0.8 million, respectively.

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

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $479.6 million as of July 31, 2016. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities, corporate notes and bonds, commercial paper, asset-backed securities, and money market funds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase of 100-basis points in interest rates would have resulted in a $2.1 million market value reduction in our investment portfolio as of July 31, 2016. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $1.6 million as of July 31, 2016. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Remediation Efforts to Address the Previously Disclosed Material Weakness

We previously identified and disclosed in our Annual Report on Form 10-K for our fiscal year ended January 31, 2016 as well as in our Quarterly Report on Form 10-Q for our fiscal quarter ended April 30, 2016, a material weakness in the design of our internal controls related to our review of the inputs to the valuation of acquired intangible assets. In response, our management has implemented the following remediation steps to address the previously disclosed material weakness:

•

improved the design of internal controls related to management’s review of the completeness and accuracy of key assumptions and financial data used to measure the fair value of acquired intangible assets;

•

improved the design of internal controls related to the evidence and documentation of internal control procedures with respect to the process of determining fair value of acquired intangible assets; and

•	distinguished our internal controls from the process we undertake to measure the fair value of acquired intangible assets.

Based on the steps implemented, management concluded that we have remediated the previously disclosed material weakness as of July 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the implemented remediation steps noted above.

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

The action is purportedly brought on behalf of us and alleges that between March and December 2014 and in 2015, the Criterion Defendants purchased and sold our securities which resulted in illicit profits that are allegedly subject to disgorgement under the short-swing trading proscriptions in Section 16(b) of the Exchange Act. Due to the alleged failure by the Criterion Defendants to comply with their reporting obligations under the Exchange Act, the complaint does not specify the precise amount of alleged trades subject to disgorgement, other than estimating that the amount of profits in 2014 subject to disgorgement is “in excess of $10 million.” The complaint seeks disgorgement of any and all short-swing profits on behalf of us, plus attorneys’ fees and expenses. The complaint does not seek damages of any kind from us.

On December 9, 2015, the purported stockholder filed an amended complaint. On February 1, 2016, the Criterion Defendants filed a motion to dismiss the amended complaint, which the Court granted in part on July 5, 2016. On July 29, 2016, the purported stockholder filed a second amended complaint. The Criterion Defendants have until September 21, 2016 to move to dismiss the second amended complaint, and a hearing on such motion to dismiss is currently scheduled for December 7, 2016. Pursuant to Court order, we are not required to answer the complaint until after the Court has ruled on any Criterion Defendants’ motion to dismiss.

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

In our fiscal years ended January 31, 2014, 2015 and 2016, our total revenues grew by 62%, 49% and 31%, respectively, as compared to total revenues from the prior fiscal years. In our fiscal quarter ended July 31, 2016, our total revenues grew by 34% as compared to the same quarterly period from our prior fiscal year. The growth rate of our revenues may decline in future periods which may adversely impact the value of our Class A common stock.

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

The markets for our solutions are highly competitive. Our multichannel customer relationship management applications compete with offerings from large global enterprise software vendors, such as Oracle Corporation, and also compete with life sciences-specific customer relationship management providers, such as IMS Health Holding, Inc. We also compete with a number of vendors of cloud-based and on-premise customer relationship management applications that address only a portion of one of our customer relationship management solutions. Veeva Vault, our regulated content and information management solutions, competes with offerings from large global content management platform vendors such as EMC Corporation, Microsoft Corporation and OpenText Corporation, and with offerings from life sciences specific providers, such as Medidata Solutions, Inc., PAREXEL International Corporation and BioClinica, Inc. We also compete with professional services companies that provide solutions on these platforms, such as Computer Sciences Corporation. In the future, providers of horizontal cloud-based storage products may seek to compete with our regulated content and information management solutions. In addition, we recently announced that we will begin selling Veeva Vault to companies in regulated industries adjacent to life sciences. We have no experience selling certain of our Veeva Vault applications to companies in regulated industries adjacent to life sciences and anticipate competing with a plethora of existing solutions, including those listed above, custom-built software developed by third-party vendors or in-house by our potential customers and niche software providers. Our master data management solutions compete with master data software offerings from vendors such as Informatica Corporation, IMS and other smaller providers. Our data and data services offerings compete with IMS and many other data providers. We may also face competition from custom-built software developed by third-party vendors or developed in-house by our potential customers or from applications built by our customers or by third parties on behalf of our customers using commercially available software platforms that are provided by third parties. We may also face competition from companies that provide cloud-based solutions in different target or horizontal markets that may develop applications or work with companies that operate in our target markets. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.

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

Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including Veeva Vault, Veeva Network Customer Master, Veeva Network Product Master, Veeva’s data offerings and our newer multichannel customer relationship management applications that complement Veeva CRM. These solutions were introduced relatively recently. Although combined revenues related to these solutions made up approximately 21% and 26% of our subscription services revenues and total revenues, respectively, in our fiscal year ended January 31, 2016 and the Veeva Vault solution, in particular, has begun to achieve market acceptance, it is uncertain whether these solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected growth. It may take us significant time, and we may incur significant expense to effectively market and sell these solutions or to develop other new solutions and make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results may be adversely affected.

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

In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenues from these customers. As a customer’s total spend on Veeva solutions increases, we expect purchasing scrutiny at renewal to increase as well, which may result in reductions in user subscriptions or increased pricing pressure. Other factors that are not within our control may contribute to a reduction in our subscription services revenues. For instance, our customers may reduce their number of sales representatives, which would result in a corresponding reduction in the number of user subscriptions needed for some of our solutions and thus a lower aggregate renewal fee. If our customers fail to renew their subscription orders, renew their subscription orders upon less favorable terms or at lower fee levels or fail to purchase new solutions, applications and professional services from us, our revenues may decline or our future revenues may be constrained.

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

We have in the past acquired and may in the future seek to acquire or invest in businesses, solutions or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. For instance, we acquired the key opinion leader business and products of Qforma, Inc., Mederi AG and other affiliated entities through a combination of stock and asset purchases. Further, on September 29, 2015, we completed our acquisition of Zinc Ahead, for a total closing consideration of approximately $119.9 million in cash. In addition, the agreement, as revised, calls for an amount payable over three years at a rate of one-third per year to employee shareholders and option holders of Zinc Ahead who remain employed with us.

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
•

problems arising from differences in applicable accounting standards or practices of the acquired business (for instance, non-U.S. businesses, like the Zinc Ahead business, may not be accustomed to preparing their financial statements in accordance with U.S. GAAP) or difficulty identifying and correcting deficiencies in the internal controls over financial reporting of the acquired business;

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
•

the possibility of investigation by, or the failure to obtain required approvals from, governmental authorities on a timely basis, if at all, under various regulatory schemes, including competition laws, which could, among other things, delay or prevent us from completing a transaction, subject the transaction to divestiture after a transaction or otherwise restrict our ability to realize the expected financial or strategic goals of the acquisition;

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

We generally release updates to our solutions three times per year. These updates may contain undetected errors when first introduced or released. We have from time to time found defects in our solutions, and new errors in our existing solutions may be detected in the future. Since our customers use our solutions for important aspects of their business, any errors, defects, disruptions, service degradations or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, our customers may delay or withhold payment to us, cancel their agreements with us, elect not to renew and make service credit claims, warranty claims or other claims against us, and we could lose future sales. The occurrence of any of these events could result in diminishing demand for our solutions, a reduction of our revenues, an increase in our bad debt expense or an increase in collection cycles for accounts receivable, or could require us to increase our warranty provisions or incur the expense of litigation or substantial liability.

We depend on data centers and computing infrastructure operated by third parties for our solutions, and any disruption in these operations could adversely affect our business and subject us to liability.

Our commercial solutions are hosted from data centers operated by third parties, including salesforce.com with respect to our solutions related to Veeva CRM. We do not control the operation of these facilities. The owners of our non-salesforce.com data centers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. In addition, the operators of the data centers could decide to close their facilities without adequate notice. Moreover, any financial difficulties, such as bankruptcy, faced by the operators of the data centers or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

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

Problems faced by our third-party data center locations, including those operated by salesforce.com, Amazon Web Services or other providers could adversely affect the experience of our customers. For example, in May 2016, salesforce.com, inc. suffered a significant service outage with respect to a group of servers that hosts the Veeva CRM solution for 38 of our Veeva CRM customers. The outage resulted in unplanned system unavailability of up to 21 hours for the associated Veeva customers, for which such customers may claim service level credits under their contracts with us. The impact of any claimed service level credits was not material to our financial results for our fiscal quarter ended July 31, 2016, and we do not expect the impact to be material for any future period. While we have been able to recover all customer data, some of our customers have elected not to restore using the recovered data which, for them, may result in up to four hours of transactional data not being restored in the application. This outage and potential data loss may adversely impact our reputation and business. Additionally, if our data centers, Amazon Web Services or other providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our data centers or cause such data centers and systems to fail. Any changes in third-party service levels at our data centers, Amazon Web Services or other providers or any disruptions or other performance problems with our solutions could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services or potential losses of customer data.

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

We have experienced significant growth in the number of end users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our solutions. However, the provision of new hosting infrastructure requires adequate lead-time. We have experienced, and may in the future experience, service disruptions, degradations, outages and other performance problems. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage, problems associated with our third-party data center and network providers and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It is also possible that such problems could result in losses of customer data. If we do not accurately predict our infrastructure requirements, our existing customers may experience delays in the deployment of our solutions or service outages that may subject us to financial penalties, financial liabilities and customer losses. For instance, our customer agreements typically provide service level commitments on a quarterly basis. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our solutions, we may be contractually obligated to provide these customers with service level credits or our customers may terminate their agreements. For example, in May 2016, salesforce.com suffered a significant service outage which caused a service disruption for certain of our Veeva CRM customers, as described in further detail in the risk factor above. Any extended service outages could adversely affect our reputation, revenues and operating results.

We have experienced rapid growth in recent periods, and if we fail to manage our growth effectively, we may be unable to execute our business plan.

Since we were founded, we have experienced rapid growth and expansion of our operations. Our revenues, customer count, product and service offerings, employees, countries of operation, facilities and computing infrastructure needs have all increased significantly, and we expect them to increase in the future. Our rapid growth has placed, and will continue to place, a significant strain on our management capabilities, administrative and operational infrastructure, facilities and other resources. If we are unable to anticipate the demands of our growth or effectively manage our growth, our operating and financial results likely would be harmed.

Our agreement with salesforce.com imposes significant financial commitments on us which we may not be able to meet and which could negatively impact our financial results and liquidity in the future.

Our Veeva CRM application, and certain portions of the multichannel customer relationship management applications that complement our Veeva CRM application, are developed on and/or utilize the Salesforce1 Platform of salesforce.com. Under our agreement, salesforce.com provides the hosting infrastructure and data center for portions of our multichannel customer relationship management applications, as well as the system administration, configuration, reporting and other platform level functionality. In exchange, we pay salesforce.com a fee. Our agreement with salesforce.com requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. If we are not able to meet the minimum order commitments, the required true-up payments will negatively impact our margins, cash flows, cash balance and financial condition, and our stock price may decline.

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

Substantially all of our sales are to customers in the life sciences industry. Demand for our solutions could be affected by factors that adversely affect the life sciences industry, including:

•

The consolidation of companies or bankruptcies within the life sciences industry—Consolidation within the life sciences industry has accelerated in recent years, and this trend could continue. We may lose customers due to industry consolidation, and we may not be able to expand sales of our solutions and services to new customers to replace lost customers. In addition, new companies that result from such consolidation may decide that our solutions are no longer needed because of their own internal processes or alternative solutions. As these entities consolidate, competition to provide solutions and services to industry participants will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our solutions. If consolidation of our larger current customers occurs, the combined company may represent a larger percentage of business for us, and, as a result, we are likely to rely more significantly on the combined company’s revenues to continue to achieve growth. In addition, if large life sciences merge, it would have the potential to reduce per unit pricing for our solutions for the merged companies or to reduce demand for one or more of our solutions as a result of potential personnel reductions over time. Additionally, our customers with potential treatments in clinical trials may be unsuccessful and may subsequently declare bankruptcy.

•

The changing regulatory environment of the life sciences industry—Changes in regulations could require us to expend significant resources in order to ensure that our solutions continue to meet the compliance needs of our customers or could prevent our customers from using certain of our solutions or certain functionality of our solutions.

•

Changes in market conditions and practices within the life sciences industry—The expiration of key patents, changes in the practices of prescribing healthcare professionals, changes with respect to payer relationships, the policies and preferences of healthcare professionals and healthcare organizations with respect to the sales and marketing efforts of life sciences companies, changes in the regulation of the sales and marketing efforts and pricing practices of life sciences companies and other factors could lead to a significant reduction in sales representatives that use our solutions or otherwise change the demand for our solutions. Changes in public perception regarding the practices of the life sciences industry may result in political pressure to increase the regulation of life sciences companies in one or more of the areas described above, which may negatively impact demand for our solutions.

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

Our customers use our solutions for business activities that are subject to a complex regime of global laws and regulations, including requirements for maintenance of electronic records and electronic signatures (as set forth in 21 CFR Part 11, EU GMP Annex 11, and Japan PFSB 0401022), requirements regarding drug sample tracking and distribution (as set forth in 21 CFR Part 203, EU Directive 201/83/EC Article 96), and other laws and regulations. Our solutions are expected to be capable of use by our customers in compliance with such laws and regulations. Our efforts to provide solutions that comply with such laws and regulations are time-consuming and costly, and include validation procedures that may delay the release of new versions of our solutions. As these laws and regulations change over time, we may find it difficult to adjust our solutions to comply with such changes. For example, on June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, Brexit could materially affect the regulatory regime applicable to the operations of our customers. Any such changes to the regulatory regime could have a material adverse effect on the life sciences industry generally and on our ability to adjust our solutions to comply with such changes.

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

Increasingly complex data protection and privacy regulations are burdensome, may reduce demand for our solutions, and non-compliance may impose significant liabilities.

Our customers use our solutions to collect, use, process and store personal data or identifying information regarding their employees and the medical professionals with whom our customers have contact, and, potentially, personal data (including potentially sensitive data such as health information) regarding patients maintained by our customers pursuant to clinical, operational or compliance processes. In this capacity, we act as the data processor. We also collect and sell a database, via our OpenData and KOL Data product lines, for which we are the data controller. In many countries, national and local governmental bodies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, processing, storage and disclosure of personal information obtained from individuals, making compliance a complex task.

In the United States, for instance, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act (HIPAA) of 1996, that protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend, and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purposes. Operating under one of the world’s strictest data privacy regimes, Veeva is a registered Data Controller and Data Processor under EU Data Protection Directive 95/46/EC and is in the process of preparing its readiness under the General Data Protection Regulation (GDPR) reform, which will enter into force on May 25, 2018. In light of the Brexit vote, there may be some overlap between the GDPR coming into force and the United Kingdom leaving the European Union. Once the United Kingdom has left the European Union, however, it is unclear how data transfers to and from the United Kingdom will be regulated making compliance uncertain. We currently operate a data center in the United Kingdom that is used to provide our solutions to many of our European customers. Uncertainty and potential regulatory changes regarding the transfer of EU data to the United Kingdom could adversely affect our customers’ ability or desire to collect, use, process and store personal or health-related information using our data center in the United Kingdom, which could reduce demand for our solutions.

In addition, we routinely utilize the EU Standard Contractual Clauses, often also referred to as Model Clauses, to ensure that our European customers have adequate assurance of our technical and organization controls on privacy, although this legal mechanism is currently under review by the European Court of Justice. In parallel, we intend to self-certify with the U.S. Department of Commerce under the EU-U.S. Privacy Shield by September 30, 2016 as a replacement to the now invalid EU-U.S. Safe Harbor framework as another means to legally facilitate international data transfers. Finally, there is also a trend toward countries enacting data localization requirements which are not particularly compatible with the cloud computing model. For example, Russia’s localization law (Federal Law No. 242-FZ) requires that the source of data for Russian nationals collected on Russian territory must be stored in Russia.

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

Our subscription orders are generally billed beginning at the subscription commencement date in annual or quarterly increments. Many of our customers, including many of our large customers, are billed on a quarterly basis and therefore a substantial portion of the value of contracts billed on a quarterly basis will not be reflected in our deferred revenue at the end of any given quarter. Also, because the terms of orders for additional end users or solutions are typically coterminus with the anniversary date of the initial order for a related solution, the terms of such orders for additional end users or solutions can be for relatively short periods of time, often less than one year, and payment terms may also be quarterly. Therefore, the annualized value of such orders that we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time and may agree in the future to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the renewal date adjustment had not occurred. Additionally, if a coterminus order of less than one year renews in the same fiscal year in which it was originally signed and has annual billing terms, the order will generate more deferred revenue in that fiscal year than the annual contract value of that order. Accordingly, we do not believe that change in deferred revenue or calculated billings, a metric commonly cited by financial analysts that is the sum of the change in deferred revenue plus revenue, are accurate indicators of future revenues for any given period of time. However, many companies that provide cloud-based software report changes in deferred revenue or calculated billings as key operating or financial metrics, and it is possible that analysts or investors may view these metrics as important. Thus, any changes in our deferred revenue balances or deferred revenue trends could adversely affect the market price of our Class A common stock.

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

In our fiscal quarter ended July 31, 2016, sales to customers outside North America, as measured by the estimated location of the end users for subscription services revenues and the estimated location of the resources performing the services for professional services, accounted for approximately 45% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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
•

compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection and anti-bribery laws and regulations;

•	increased financial accounting and reporting burdens and complexities;
•	restrictions on the transfer of funds;
•	our ability to repatriate funds from abroad without adverse tax consequences;
•	adverse tax consequences, including the potential for required withholding taxes; and
•	unstable regional and economic political conditions, including instability surrounding the Brexit vote.

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

Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. As we continue to expand our operations in countries outside the United States, an increasing proportion of our revenues and expenditures in the future may be denominated in foreign currencies. Fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates, particularly in light of the Brexit vote and other recent political developments. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars in the future. Further, we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.

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

Our success and ability to compete depend in part upon our intellectual property. We have filed applications for a number of patents, and currently, we have six issued patents. We rely primarily on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our solutions, attracting new customers and generating and maintaining profitability. Brand promotion activities may not generate customer awareness or increase revenues, and, even if they do, any increase in revenues may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses attempting to promote and maintain our brand, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.

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

Our estimate of the market size for our solutions that we have provided publicly, sometimes referred to as total addressable market, or TAM, is subject to significant uncertainty and is based on assumptions and estimates, including our internal analysis and industry experience, which may not prove to be accurate. These estimates are, in part, based upon the size of the general application areas in which our solutions are targeted. Our ability to serve a significant portion of this estimated market is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. For example, in order to address the entire TAM we have identified, we must continue to enhance and add functionality to our existing solutions and introduce new solutions. Accordingly, even if our estimate of the market size is accurate, we cannot assure you that our business will serve a significant portion of this estimated market for our solutions.

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

We must continue to monitor and assess our internal control over financial reporting. During our assessment of internal control over financial reporting as of January 31, 2016, we identified a material weakness in the internal controls related to our review of the inputs to the valuation of acquired intangible assets, which we remediated as of July 31, 2016. For more information about the material weakness and its remediation, see Part I, Item 4. “Controls and Procedures.” If in the future we have additional material weaknesses, we may not detect errors on a timely basis and our financial statements may be materially misstated. If in the future we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, are unable to assert that our internal controls over financial reporting are effective, identify additional material weaknesses in our internal controls over financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission (SEC), or other regulatory authorities, which could require additional financial and management resources.

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

We report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. These jurisdictions include Australia, Brazil, Canada, China, France, Germany, Hungary, India, Israel, Italy, Japan, Korea, Mexico, Singapore, Spain, Switzerland, Thailand, Ukraine and the United Kingdom. The international nature and organization of our business activities are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

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

The trading price of our Class A common stock has been and will likely continue to be volatile for the foreseeable future. Since shares of our Class A common stock were sold in our initial public offering in October 2013 at a price of $20.00 per share, our stock price has ranged from $17.11 to $49.00 through September 2, 2016. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our Class A common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, such as those in this “Risk Factors” section and others including:

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

•	the net increases in the number of customers, either independently or as compared with published expectations of industry, financial or other analysts that cover us;
•	changes in our other financial, operational or other metrics, regardless of whether we regard those as metrics that reflect the current state of or longer-term prospects of our business;
•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our Class A common stock;
•	announcements of technological innovations, new solutions or enhancements to services, strategic alliances or significant agreements by us or by our competitors;
•	announcements by us or by our competitors of mergers or other strategic acquisitions or rumors of such transactions involving us or our competitors;
•	announcements of customer additions and customer cancellations or delays in customer purchases;
•	recruitment or departure of key personnel;
•	disruptions in our solutions due to computer hardware, software or network problems, security breaches or other man-made or natural disasters;
•	the economy as a whole, market conditions in our industry and the industries of our customers;
•	macroeconomic and geopolitical factors and instability and volatility in the global financial markets;
•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding Class A common stock;
•	the operating performance and market value of other similar companies;
•	changes in legislation relating to our existing or future solutions;
•	litigation or other claims against us;
•	the size of our market float; and
•	any other factors discussed herein.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2016, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 79.0% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

In addition, as of July 31, 2016, we had options outstanding that, if fully exercised, would result in the issuance of additional shares of Class A and Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of July 31, 2016, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of July 31, 2016, are described in note 10 of the notes to our condensed consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

None.

b)	Use of Proceeds from Public Offerings of Common Stock

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated September 29, 2015, among Veeva Systems Inc., Veeva U.K. Holdings Limited, Accel-KKR Structured Capital Partners, LP and the other sellers party thereto.	8-K	001-36121	2.1	10/1/2015
2.2	Deed of Variation of Share Purchase Agreement, dated May 11, 2016, among Veeva Systems Inc., Veeva U.K. Holdings Limited, Accel-KKR Structured Capital Partners, LP and the other sellers party thereto.	10-Q	001-36121	2.2	6/8/2016
3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013
3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013
10.1	Ninth Amendment, dated August 11, 2016, to Amended and Restated Value-Added Reseller Agreement, between salesforce.com, inc. and the Registrant, as amended.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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
Timothy S. Cabral
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: September 8, 2016

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated September 29, 2015, among Veeva Systems Inc., Veeva U.K. Holdings Limited, Accel-KKR Structured Capital Partners, LP and the other sellers party thereto.	8-K	001-36121	2.1	10/1/2015
2.2	Deed of Variation of Share Purchase Agreement, dated May 11, 2016, among Veeva Systems Inc., Veeva U.K. Holdings Limited, Accel-KKR Structured Capital Partners, LP and the other sellers party thereto.	10-Q	001-36121	2.2	6/8/2016
3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013
3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013
10.1	Ninth Amendment, dated August 11, 2016, to Amended and Restated Value-Added Reseller Agreement, between salesforce.com, inc. and the Registrant, as amended.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
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