Form 10-Q
period 2016-10-31
VEEVA SYSTEMS INC
filed 2016-12-08
CIK 1393052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

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

As of November 25, 2016, there were 102,868,549 shares of the Registrant’s Class A common stock outstanding and 34,293,850 shares of the Registrant’s Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	October 31,	January 31,
	2016	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$206,078	$132,179
Short-term investments	304,731	214,024
Accounts receivable, net of allowance for doubtful accounts of $651 and $542, respectively	65,648	144,798
Prepaid expenses and other current assets	13,372	9,963
Total current assets	589,829	500,964
Property and equipment, net	48,169	47,469
Goodwill	95,804	95,804
Intangible assets, net	41,333	47,500
Deferred income taxes, noncurrent	9,238	9,359
Other long-term assets	4,101	4,703
Total assets	$788,474	$705,799

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,048	$4,600
Accrued compensation and benefits	9,875	12,451
Accrued expenses and other current liabilities	10,794	11,059
Income tax payable	4,848	750
Deferred revenue	137,051	157,419
Total current liabilities	167,616	186,279
Deferred income taxes, noncurrent	9,535	10,622
Other long-term liabilities	5,418	3,649
Total liabilities	182,569	200,550
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 102,446,478 and 87,359,026 issued and outstanding at October 31, 2016 and January 31, 2016, respectively	1	1
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 34,325,912 and 46,186,159 issued and outstanding at October 31, 2016 and January 31, 2016, respectively	—	—
Additional paid-in capital	415,103	361,691
Accumulated other comprehensive income	319	172
Retained earnings	190,482	143,385
Total stockholders’ equity	605,905	505,249
Total liabilities and stockholders’ equity	$788,474	$705,799

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(Unaudited)
Revenues:
Subscription services	$113,575	$81,736	$314,818	$225,910
Professional services and other	29,204	25,185	79,072	69,041
Total revenues	142,779	106,921	393,890	294,951
Cost of revenues(1):
Cost of subscription services	24,233	18,273	69,086	50,965
Cost of professional services and other	19,692	18,739	58,125	51,505
Total cost of revenues	43,925	37,012	127,211	102,470
Gross profit	98,854	69,909	266,679	192,481
Operating expenses(1):
Research and development	25,012	17,667	70,648	45,879
Sales and marketing	28,391	20,345	84,022	53,898
General and administrative	11,641	11,797	36,571	29,326
Total operating expenses	65,044	49,809	191,241	129,103
Operating income	33,810	20,100	75,438	63,378
Other income, net	525	110	1,910	428
Income before income taxes	34,335	20,210	77,348	63,806
Provision for income taxes	12,705	9,728	30,251	26,936
Net income	$21,630	$10,482	$47,097	$36,870

Net income attributable to Class A and Class B common stockholders, basic and diluted	$21,630	$10,473	$47,095	$36,832
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.16	$0.08	$0.35	$0.28
Diluted	$0.15	$0.07	$0.32	$0.25
Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	135,624	132,413	135,144	131,731
Diluted	147,436	145,063	147,073	144,909
Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale investments	$(229)	$(34)	$43	$(113)
Net change in cumulative foreign currency translation gain	(321)	79	104	112
Comprehensive income	$21,080	$10,527	$47,244	$36,869

(1)

Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$294	$149	$791	$396
Cost of professional services and other	1,603	1,042	4,288	2,757
Research and development	3,237	2,021	8,443	5,047
Sales and marketing	3,592	1,932	9,389	4,807
General and administrative	2,229	1,547	6,201	4,094
Total stock-based compensation	$10,955	$6,691	$29,112	$17,101

See Notes to Condensed Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(Unaudited)
Cash flows from operating activities
Net income	$21,630	$10,482	$47,097	$36,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,469	2,481	10,344	4,849
Amortization of premiums on short-term investments	481	693	1,370	2,206
Stock-based compensation	10,955	6,691	29,112	17,101
Deferred income taxes	(157)	(308)	(959)	(308)
Bad debt expense (recovery)	235	(35)	120	203
Changes in operating assets and liabilities:
Accounts receivable	23,080	(2,689)	79,030	22,842
Income taxes	1,330	2,758	2,974	2,601
Prepaid expenses and other current and long-term assets	5,300	6,266	(2,776)	739
Accounts payable	(1,457)	1,074	414	874
Accrued expenses and other current liabilities	(1,663)	3,300	(2,768)	3,637
Deferred revenue	(38,667)	(11,567)	(19,368)	(15,415)
Other long-term liabilities	457	589	1,509	509
Net cash provided by operating activities	24,993	19,735	146,099	76,708
Cash flows from investing activities
Purchases of short-term investments	(89,826)	(94,195)	(273,785)	(262,110)
Maturities and sales of short-term investments	53,575	180,785	181,751	297,537
Purchases of property and equipment	(1,456)	(4,556)	(4,372)	(19,048)
Acquisitions, net of cash acquired	—	(116,189)	—	(126,183)
Purchases of intangible assets	—	—	—	(568)
Capitalized internal-use software development costs	(32)	—	(241)	(194)
Changes in restricted cash and deposits	(1)	—	102	3
Net cash used in investing activities	(37,740)	(34,155)	(96,545)	(110,563)
Cash flows from financing activities
Proceeds from early exercise of common stock options	—	—	—	10
Proceeds from exercise of common stock options	3,473	1,368	8,001	4,138
Restricted stock units acquired to settle employee tax withholding liability	(1)	—	(13)	(6)
Excess tax benefits from employee stock plans	5,309	1,817	16,249	8,968
Net cash provided by financing activities	8,781	3,185	24,237	13,110
Effect of exchange rate changes on cash and cash equivalents	(321)	53	108	86
Net change in cash and cash equivalents	(4,287)	(11,182)	73,899	(20,659)
Cash and cash equivalents at beginning of period	210,365	119,776	132,179	129,253
Cash and cash equivalents at end of period	$206,078	$108,594	$206,078	$108,594
Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$1,061	$273	$13,342	$16,265
Non-cash investing and financing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$765	$(1,592)	$(22)	$1,023
Vesting of early exercised stock options	$—	$19	$26	$54

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

Deferred Revenue

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria have not been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our subscription services, and to a lesser extent, professional services and other revenues described above, and is recognized as the revenue recognition criteria are met. We generally invoice our customers in annual or quarterly installments for the subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of a subscription arrangement. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent, which is in other long-term liabilities on the consolidated balance sheet.

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

The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	October 31,	January 31,
	2016	2016
Customer 1	*	16%
Customer 2	*	15
Customer 3	11%	*

*	Does not exceed 10%.

No single customer represented over 10% of total revenues in the condensed consolidated financial statements for the three and nine months ended October 31, 2016 and 2015.

Recent Accounting Pronouncements

Stock-Based Compensation

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment”. The guidance simplifies the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities on the balance sheet, and classification of employee taxes paid on statement of cash flows when an employer withholds shares for tax-withholding purposes. The new standard is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We will adopt this standard on February 1, 2017 and will elect an accounting policy to account for forfeitures when they occur. We expect the cumulative-effect adjustment in retained earnings to be immaterial on the adoption date.

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

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments.” This guidance outlines the classification and measurement of financial instruments. The requirement to disclose the methods and significant assumptions used to estimate fair value is removed. In addition, financial assets and financial liabilities are to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. This standard will be effective for our fiscal year beginning in February 1, 2017, and early adoption is permitted. We do not expect this standard to have a material impact on our consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 supersedes the existing revenue recognition guidance in “Revenue Recognition (Topic 605).” This update should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This update deferred the effective date of ASU 2014-09 for all entities by one year, although companies still have the option to begin applying the new guidance as of the original effective date. In accordance with the deferral, this guidance will be effective for our fiscal year beginning February 1, 2018. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which clarifies implementation guidance in ASU 2014-09 on assessing collectibility, noncash consideration, presentation of sales tax and completed contracts and contract modifications at transition. We are evaluating the effect that these new accounting standards will have on our consolidated financial statements and related disclosures and have not selected a transition method yet. We have elected not to early adopt.

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

The total closing consideration for the purchase was approximately $119.9 million in cash. In addition, the agreement, as revised, calls for an amount payable over three years at a rate of one-third per year to employee shareholders and option holders of Zinc Ahead who remain employed with us. The remaining portion of such potential future payments have been accounted for as deferred compensation in the amount of $4.8 million as of October 31, 2016, and will be recognized over the remaining service period. Zinc Ahead was a provider of commercial content management solutions. We expect this acquisition to support the continued growth of our commercial content management solutions. We have begun to and will seek to continue to convert the end users of the Zinc Ahead solutions to our Veeva Vault PromoMats application. In connection with the Zinc Ahead acquisition, we incurred $2.2 million in acquisition-related transaction costs which were reflected in general and administrative expenses on our condensed consolidated statements of comprehensive income in prior periods.

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

The following unaudited pro forma information for the three months ended October 31, 2015, presents the combined results of operations for the periods presented as if the acquisition had been completed on February 1, 2015, the beginning of the comparable prior annual reporting period. The unaudited pro forma results include the amortization associated with preliminary estimates for the acquired intangible assets, changes to interest income for cash used in the acquisition, and exclude acquisition-related transaction costs and the associated tax impact on these unaudited pro forma adjustments.

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

Periods Ended October 31, 2015
(In thousands, except per share amounts, unaudited, pro forma)	Three Months	Nine Months
Pro forma revenues	$115,136	$316,176
Pro forma net income	$9,616	$30,965
Pro forma net income per share attributable to Class A and Class B common stockholders:
Basic	$0.07	$0.23
Diluted	$0.07	$0.21

Note 3.	Short-Term Investments

At October 31, 2016, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Asset-backed securities	$22,839	$15	$(6)	$22,848
Commercial paper	22,888	7	(10)	22,885
Corporate notes and bonds	87,348	32	(73)	87,307
U.S. agency obligations	88,906	40	(15)	88,931
U.S. treasury securities	82,794	10	(44)	82,760
Total available-for-sale securities	$304,775	$104	$(148)	$304,731

At January 31, 2016, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Asset-backed securities	$5,456	$—	$(2)	$5,454
Commercial paper	5,970	—	—	5,970
Corporate notes and bonds	38,341	26	(40)	38,327
U.S. agency obligations	124,626	14	(54)	124,586
U.S. treasury securities	39,720	4	(37)	39,687
Total available-for-sale securities	$214,113	$44	$(133)	$214,024

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	October 31,	January 31,
	2016	2016
Due in one year or less	$198,245	$151,214
Due in greater than one year	106,486	62,810
Total	$304,731	$214,024

We have certain available-for-sale securities in a gross unrealized loss position, all of which have been in such position for less than 12 months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in our condensed consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). There were no impairments considered other-than-temporary as of October 31, 2016 and January 31, 2016.

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of October 31, 2016 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Asset-backed securities	$12,108	$(6)
Commercial paper	10,517	(10)
Corporate notes and bonds	60,122	(73)
U.S. agency obligations	20,493	(15)
U.S. treasury securities	61,156	(44)

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of January 31, 2016 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Asset-backed securities	$2,249	$(2)
Corporate notes and bonds	14,296	(40)
U.S. agency obligations	82,806	(54)
U.S. treasury securities	33,486	(37)

Note 4.	Property and Equipment, Net

Property and equipment, net, consists of the following as of the dates shown (in thousands):

	October 31,	January 31,
	2016	2016
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	14,269	14,106
Equipment and computers	6,809	5,910
Furniture and fixtures	7,082	6,453
Leasehold improvements	1,993	1,323
Construction in progress	1,647	—
	55,824	51,816
Less accumulated depreciation	(7,655)	(4,347)
Total property and equipment, net	$48,169	$47,469

Total depreciation expense was $1.2 million and $3.6 million for the three and nine months ended October 31, 2016, respectively, and $1.1 million and $1.9 million for the three and nine months ended October 31, 2015, respectively. Land is not depreciated.

Note 5.	Intangible Assets

The following schedule presents the details of intangible assets as of October 31, 2016 (dollar amounts in thousands):

	October 31, 2016
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Existing technology	$3,880	$(2,539)	$1,341	1.8
Database	4,939	(2,994)	1,945	2.5
Customer contracts and relationships	33,643	(4,352)	29,291	8.7
Software	10,867	(2,897)	7,970	3.4
Brand	1,141	(355)	786	2.4
	$54,470	$(13,137)	$41,333

The following schedule presents the details of intangible assets as of January 31, 2016 (dollar amounts in thousands):

	January 31, 2015
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Existing technology	$3,880	$(1,957)	$1,923	2.6
Database	4,939	(2,103)	2,836	3.0
Customer contracts and relationships	33,643	(1,693)	31,950	9.4
Software	10,867	(1,106)	9,761	4.2
Brand	1,141	(111)	1,030	3.2
	$54,470	$(6,970)	$47,500

Amortization expense associated with intangible assets was $2.1 million and $6.2 million for the three and nine months ended October 31, 2016, respectively, and $1.1 million and $2.2 million for the three and nine months ended October 31, 2015, respectively.

The estimated amortization expense for intangible assets, for the next five years and thereafter is as follows (in thousands):

Estimated
Amortization
Period	Expense
Fiscal 2017	$2,056
Fiscal 2018	7,793
Fiscal 2019	6,963
Fiscal 2020	6,062
Fiscal 2021	3,629
Thereafter	14,830
Total	$41,333

Note 6.	Accrued Expenses

Accrued expenses consisted of the following as of the dates shown (in thousands):

	October 31,	January 31,
	2016	2016
Accrued commissions	$1,831	$2,798
Accrued bonus	2,266	2,957
Deferred compensation associated with Zinc Ahead	139	1,120
Accrued vacation	2,204	1,457
Accrued other compensation and benefits	3,435	4,119
Total accrued compensation and benefits	$9,875	$12,451

Accrued fees payable to salesforce.com	4,503	4,222
Accrued third-party professional services subcontractors' fees	956	1,152
Sales taxes payable	1,412	1,597
Other accrued expenses	3,923	4,088
Total accrued expenses and other current liabilities	$10,794	$11,059

Note 7.	Fair Value Measurements

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of October 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,607	$—	$—	$20,607
Commercial paper	—	—	—	—
Corporate notes and bonds	—	1,100	—	1,100
U.S. agency obligations	—	—	—	—
Short-term investments
Asset-backed securities	—	22,848	—	22,848
Commercial paper	—	22,885	—	22,885
Corporate notes and bonds	—	87,307	—	87,307
U.S. agency obligations	—	88,931	—	88,931
U.S. treasury securities	—	82,760	—	82,760
Total	$20,607	$305,831	$—	$326,438

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

Note 8.	Income Taxes

For the three months ended October 31, 2016 and 2015, our effective tax rates were 37.0% and 48.1%, respectively. During the three months ended October 31, 2016 as compared to the prior year period, our effective tax rate decreased primarily due to the benefit of the permanent reenactment of the U.S. research and development tax credit, an increase in domestic production activities deduction for the current fiscal year, and the release of unrecognized tax benefits due to the expiration of the statute of limitations.

For the nine months ended October 31, 2016 and 2015, our effective tax rates were 39.1% and 42.2%, respectively. During the nine months ended October 31, 2016 as compared to the prior year period, our effective tax rate decreased primarily due to the benefit of the permanent reenactment of the U.S. research and development tax credit, an increase in domestic production activities deduction for the current fiscal year, and the release of unrecognized tax benefits due to the expiration of the statute of limitations.

Note 9.	Stockholders’ Equity

Stock Option Activity

A summary of stock option activity for the nine months ended October 31, 2016 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (in years)	value
Options outstanding at January 31, 2016	18,549,702	$5.01	6.8	$359,306,108
Options granted	1,265,000	27.51
Options exercised	(2,537,421)	3.15
Options forfeited/cancelled	(232,919)	4.34
Options outstanding at October 31, 2016	17,044,362	$6.97	6.5	$543,566,597
Options vested and exercisable at October 31, 2016	5,673,711	$5.06	5.9	$191,721,450
Options vested and exercisable at October 31, 2016 and expected to vest thereafter	16,439,091	$6.90	6.5	$525,406,590

During the three and nine months ended October 31, 2016, we granted 190,000 and 1,265,000 stock options, respectively, under the 2013 EIP. The weighted average grant-date fair value of options granted was $17.94 and $12.89 for the three and nine months ended October 31, 2016.

As of October 31, 2016, there was $37.1 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under the 2007 Plan, 2012 Equity Incentive Plan and 2013 Equity Incentive Plan (2013 EIP). This cost is expected to be recognized over a weighted average period of 3.5 years.

As of October 31, 2016, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.

The total intrinsic value of options exercised was approximately $17.5 million and $75.5 million for the three and nine months ended October 31, 2016.

Restricted Stock Units

A summary of restricted stock unit (RSU) activity for the nine months ended October 31, 2016 is as follows:

		Weighted
	Unreleased	average
	Restricted	grant date
	Stock Units	fair value
Balance at January 31, 2016	2,219,425	$26.80
RSUs granted	2,219,333	28.79
RSUs vested	(690,642)	26.76
RSUs forfeited/cancelled	(301,950)	26.58
Balance at October 31, 2016	3,446,166	$28.11

During the three and nine months ended October 31, 2016, we issued 343,193 and 2,219,333 RSUs under the 2013 EIP with a weighted-average grant date fair value of $39.41and $28.79, respectively.

As of October 31, 2016, there was a total of $91.9 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 3.0 years.

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

The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Volatility	45%	—	45% – 46%	45% – 46%
Expected term (in years)	6.35	—	6.31 – 7.56	5.50 – 6.32
Risk-free interest rate	1.51% – 1.63%	—	1.48% – 1.67%	1.69% – 1.84%
Dividend yield	0%	—	0%	0%

For the three and nine months ended October 31, 2016, we capitalized an immaterial amount of stock-based compensation as part of our internal-use software capitalization. For the three and nine months ended October 31, 2015, there was no stock-based compensation capitalized for internal-use software.

Early Exercise of Employee Options

We historically have allowed for the early exercise of options granted under the 2007 Stock Plan (2007 Plan) prior to vesting. Historically, all such early exercises have been through cash payment. The unvested shares are subject to our repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options, and reclassified to common stock as our repurchase right lapses. At October 31, 2016, the amount of unvested shares and the aggregate price for those shares that were subject to repurchase were immaterial. At January 31, 2016, there were 56,666 unvested shares which were subject to repurchase at an aggregate price of an immaterial amount.

Note 10.	Net Income per Share Attributable to Common Stockholders

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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2016		2015		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$16,190	$5,440	$6,156	$4,326	$33,637	$13,460	$20,545	$16,325
Undistributed earnings allocated to participating securities	—	—	(5)	(4)	(1)	(1)	(21)	(17)
Net income attributable to common stockholders, basic	$16,190	$5,440	$6,151	$4,322	$33,636	$13,459	$20,524	$16,308
Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	101,514	34,110	77,759	54,654	96,521	38,623	73,405	58,326
Net income per share attributable to common stockholders, basic	$0.16	$0.16	$0.08	$0.08	$0.35	$0.35	$0.28	$0.28

Diluted
Numerator
Net income attributable to common stockholders, basic	$16,190	$5,440	$6,151	$4,322	$33,636	$13,459	$20,524	$16,308
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	5,440	—	4,322	—	13,459	—	16,308	—
Reallocation of net income to Class B common stock	—	1,297	—	537	—	2,728	—	1,867
Net income attributable to common stockholders, diluted	$21,630	$6,737	$10,473	$4,859	$47,095	$16,187	$36,832	$18,175
Denominator
Number of shares used for basic EPS computation	101,514	34,110	77,759	54,654	96,521	38,623	73,405	58,326
Conversion of Class B to Class A common stock	34,110	—	54,654	—	38,623	—	58,326	—
Effect of potentially dilutive common shares	11,812	11,812	12,650	12,650	11,929	11,929	13,178	13,178
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	147,436	45,922	145,063	67,304	147,073	50,552	144,909	71,504
Net income per share attributable to common stockholders, diluted	$0.15	$0.15	$0.07	$0.07	$0.32	$0.32	$0.25	$0.25

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	371,096	1,381,629	1,983,974	891,148

Note 11.	Commitments and Contingencies

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

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce1 Platform in combination with our developed technology to deliver certain of our multichannel customer relationship management applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. As of October 31, 2016, we remained obligated to pay fees of at least $367.1 million prior to September 1, 2025 in connection with this agreement.

Service Outage

In May 2016, salesforce.com suffered a significant service outage with respect to a group of servers that hosts the Veeva CRM solution for 38 of our Veeva CRM customers. The outage resulted in unplanned system unavailability of up to 21 hours for the associated Veeva customers. Customers are allowed to claim service level credits under their contracts with us, and as of October 31, 2016, an immaterial amount has been claimed and issued. We do not expect any material claims to be made in the future period in relation to this outage.

Note 12.	Information about Geographic Areas

We track and allocate revenues by the principal geographic region of our customers’ end users rather than by individual country, which makes it impractical to disclose revenues for the United States or other specific foreign countries. Revenues by geographic area, which is primarily measured by the estimated location of the end users for subscription services revenues and the estimated location of the resources performing the services for professional services, were as follows for the periods shown below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Revenues by geography
North America	$78,144	$59,344	$215,123	$162,915
Europe and other	41,740	29,003	115,674	79,561
Asia Pacific	22,895	18,574	63,093	52,475
Total revenues	$142,779	$106,921	$393,890	$294,951

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	October 31,	January 31,
	2016	2016
Long-lived assets by geography
North America	$45,327	$45,163
Europe and other	1,730	1,827
Asia Pacific	1,112	479
Total long-lived assets	$48,169	$47,469

Note 13.	Related Party Transactions

In September 2016, we entered into an agreement with Zoom Video Communications, Inc. ("Zoom") to embed two of their products into our multichannel customer relationship management applications. Pursuant to this agreement, we will pay Zoom a fixed annual fee that is not material to us. We have also entered into a contact with Zoom pursuant to which Zoom provides conference call, video conference and web conference capabilities for our internal use. Pursuant to this agreement, we pay Zoom a fee based on usage that has not been material in the past and that we do not expect to be material in the future. Our Chief Executive Officer is on the Board of Directors of Zoom. Also, a member of our Board of Directors is the founder and a general partner of Emergence Capital Partners, one of Zoom's investors.

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

Veeva CRM was our first commercially available solution and has made up the vast majority of our revenue historically. In our fiscal year ended January 31, 2016, we derived approximately 79% of our subscription services revenues and 74% of our total revenues from our core sales automation solution, Veeva CRM, and our newer multichannel customer relationship management applications that complement Veeva CRM. The contribution of subscription services revenues and total revenues associated with our Veeva Vault solutions for regulated content and information management, our Veeva Network master data management solutions, and our data offerings are expected to increase as a percentage of subscription services revenues and total revenue going forward. However, as compared to Veeva CRM, we have less experience selling Veeva Vault, Veeva Network, our data offerings, and our newer multichannel customer relationship management applications that complement Veeva CRM. Additionally, we recently announced that we will begin selling certain of our Veeva Vault applications to companies in regulated industries adjacent to life sciences. Although certain of our Veeva Vault applications have begun to achieve meaningful market acceptance within the life sciences industry, to the extent that our more recently introduced solutions do not continue to achieve significant market acceptance, our business and results of operations may be adversely affected.

For our fiscal years ended January 31, 2016, 2015 and 2014, our total revenues were $409.2 million, $313.2 million and $210.2 million, respectively, representing year-over-year growth in total revenues of 31% and 49% for our two most recent fiscal years. For our fiscal years ended January 31, 2016, 2015 and 2014, our subscription services revenues were $316.3 million, $233.1 million and $146.6 million, respectively, representing year-over-year growth in subscription services revenues of 36% and 59% for our two most recent fiscal years. The growth rate of our total revenues and subscription services revenues will decline in future periods. We generated net income of $54.5 million, $40.4 million and $23.6 million for our fiscal years ended January 31, 2016, 2015 and 2014, respectively. As of January 31, 2016, 2015 and 2014, we served 400, 276 and 198 customers, respectively.  With respect to our major product lines, our customer totals for each product line as of January 31, 2016, were 212 for Veeva CRM, 219 for Veeva Vault, 35 for Veeva Network Customer Master, and 62 for Veeva OpenData data and data services. A single customer may be counted in more than one product line if the customer has purchased multiple major product lines. Many of our Veeva Vault applications are used by smaller, earlier stage pre-commercial companies. Thus, the potential number of Veeva Vault customers is significantly higher than the potential number of customers that use our commercial solutions.

For the nine months ended October 31, 2016 and 2015, our total revenues were $393.9 million and $295.0 million, respectively, representing period-over-period growth in total revenues of 34%. For the nine months ended October 31, 2016 and 2015, our subscription services revenues were $314.8 million and $225.9 million, respectively, representing period-over-period growth in subscription services revenues of 39%. We generated net income of $47.1 million and $36.9 million for the nine months ended October 31, 2016 and 2015, respectively.

Additionally, in September 2015, we completed our acquisition of the companies referred to as “Zinc Ahead” in an all-cash transaction. We are incorporating functionality from the Zinc Ahead products into our Veeva Vault PromoMats application. We have begun to and will seek to continue to convert the end users of the Zinc Ahead solutions to our Vault PromoMats application over time. While we expect this acquisition to support the continued growth of our commercial content management solutions, we may encounter difficulties integrating the Zinc Ahead business and we may not retain existing Zinc Ahead customers and key Zinc Ahead employees to the extent we expect, which could adversely affect our business.

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

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. In addition, Zinc Ahead had a limited number of perpetual license agreements with accompanying maintenance and hosting fees. We have included such on-going maintenance and hosting fees in our subscription services revenues. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. For the nine months ended October 31, 2016, subscription services revenues constituted 80% of total revenues and professional services and other revenues constituted 20% of total revenues.

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

General and Administrative. General and administrative expenses consist of employee-related expenses for our executive, finance and accounting, legal, employee success, management information systems personnel and other administrative employees. In addition, general and administrative expenses include fees related to third-party legal counsel, fees related to third-party accounting, tax and audit services, acquisition-related transaction costs, other corporate expenses and allocated overhead.

Other Income, Net

Other income, net consists primarily of transaction gains or losses on foreign currency, net of interest income and amortization of investments.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. See note 8 of the notes to our condensed consolidated financial statements.

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)
Consolidated Statements of Income Data:
Revenues:
Subscription services	$113,575	$81,736	$314,818	$225,910
Professional services and other	29,204	25,185	79,072	69,041
Total revenues	142,779	106,921	393,890	294,951
Cost of revenues(1):
Cost of subscription services	24,233	18,273	69,086	50,965
Cost of professional services and other	19,692	18,739	58,125	51,505
Total cost of revenues	43,925	37,012	127,211	102,470
Gross profit	98,854	69,909	266,679	192,481
Operating expenses(1):
Research and development	25,012	17,667	70,648	45,879
Sales and marketing	28,391	20,345	84,022	53,898
General and administrative	11,641	11,797	36,571	29,326
Total operating expenses	65,044	49,809	191,241	129,103
Operating income	33,810	20,100	75,438	63,378
Other income, net	525	110	1,910	428
Income before income taxes	34,335	20,210	77,348	63,806
Provision for income taxes	12,705	9,728	30,251	26,936
Net income	$21,630	$10,482	$47,097	$36,870

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$294	$149	$791	$396
Cost of professional services and other	1,603	1,042	4,288	2,757
Research and development	3,237	2,021	8,443	5,047
Sales and marketing	3,592	1,932	9,389	4,807
General and administrative	2,229	1,547	6,201	4,094
Total stock-based compensation	$10,955	$6,691	$29,112	$17,101

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Consolidated Statements of Income Data:
Revenues:
Subscription services	79.5%	76.4%	79.9%	76.6%
Professional services and other	20.5	23.6	20.1	23.4
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of subscription services	17.0	17.1	17.5	17.3
Cost of professional services and other	13.8	17.5	14.8	17.5
Total cost of revenues	30.8	34.6	32.3	34.8
Gross profit	69.2	65.4	67.7	65.2
Operating expenses:
Research and development	17.5	16.5	17.9	15.5
Sales and marketing	19.9	19.0	21.3	18.3
General and administrative	8.2	11.1	9.3	9.9
Total operating expenses	45.6	46.6	48.5	43.7
Operating income	23.6	18.8	19.2	21.5
Other income, net	0.4	0.1	0.5	0.1
Income before income taxes	24.0	18.9	19.7	21.6
Provision for income taxes	8.9	9.1	7.7	9.1
Net income	15.1%	9.8%	12.0%	12.5%

Revenues

	Three Months Ended October 31,			Nine Months Ended October 31,
	2016	2015	% Change	2016	2015	% Change
	(dollar amounts in thousands)
Revenues:
Subscription services	$113,575	$81,736	39%	$314,818	$225,910	39%
Professional services and other	29,204	25,185	16	79,072	69,041	15
Total revenues	$142,779	$106,921	34	$393,890	$294,951	34

Percentage of revenues:
Subscription services	80%	76%		80%	77%
Professional services and other	20	24		20	23
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended October 31, 2016 increased $35.9 million from the same period in the prior year, of which $31.8 million was from growth in subscription services revenues. The increase in subscription services revenues was attributable to new orders placed after October 31, 2015, which includes orders from the acquired Zinc Ahead business. New orders from existing customers consisted of expanded use of our solutions within a given customer and the addition of solutions not previously utilized by a given customer. The geographic mix of subscription services revenues, which is primarily measured by the estimated location of the end users of our subscription services, was 53% from North America, 30% from Europe and other and 17% from Asia in the three months ended October 31, 2016 as compared to 53% from North America, 27% from Europe and other and 20% from Asia in the three months ended October 31, 2015.

Professional services and other revenues for the three months ended October 31, 2016 increased $4.0 million from the same period in the prior year. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The geographic mix of professional services and other revenues, as measured by the estimated location of the resources performing the services, was 61% from North America, 26% from Europe and other and 13% from Asia in the three months ended October 31, 2016 as compared to 63% from North America, 27% from Europe and other and 10% from Asia in the three months ended October 31, 2015.

Subscription services revenues were 80% of total revenues for the three months ended October 31, 2016, compared to 76% of total revenues for the three months ended October 31, 2015, reflecting the faster growth rate of our subscription services revenues as compared to the growth rate of our professional services and other revenues as our customers expanded their use of our solutions across new divisions, new geographies and new products.

Total revenues for the nine months ended October 31, 2016 increased $98.9 million from the same period in the prior year, of which $88.9 million was from growth in subscription services revenues. Seven percent of the increase in subscription services revenues was attributable to orders from existing customers that were placed on or prior to October 31, 2015 and the renewal of such orders through October 31, 2016, net of attrition. Ninety-three percent of the increase in subscription services revenues was attributable to new orders placed after October 31, 2015, which includes orders from the acquired Zinc Ahead business. New orders from existing customers consisted of expanded use of our solutions within a given customer and the addition of solutions not previously utilized by a given customer. The geographic mix of subscription services revenues, which is primarily measured by the estimated location of the end users of our subscription services, was 53% from North America, 30% from Europe and other and 17% from Asia in the nine months ended October 31, 2016 as compared to 53% from North America, 27% from Europe and other and 20% from Asia in the nine months ended October 31, 2015.

Professional services and other revenues for the nine months ended October 31, 2016 increased $10.0 million from the same period in the prior year. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The geographic mix of professional services and other revenues, as measured by the estimated location of the resources performing the services, was 61% from North America, 27% from Europe and other and 12% from Asia in the nine months ended October 31, 2016 as compared to 62% from North America, 27% from Europe and other and 11% from Asia in the nine months ended October 31, 2015.

Subscription services revenues were 80% of total revenues for the nine months ended October 31, 2016, compared to 77% of total revenues for the nine months ended October 31, 2015, reflecting the faster growth rate of our subscription services revenues as compared to the growth rate of our professional services and other revenues as our customers expanded their use of our solutions across new divisions, new geographies and new products.

Cost of Revenues and Gross Profit

	Three Months Ended October 31,			Nine Months Ended October 31,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$24,233	$18,273	33%	$69,086	$50,965	36%
Cost of professional services and other	19,692	18,739	5	58,125	51,505	13
Total cost of revenues	$43,925	$37,012	19	$127,211	$102,470	24

Gross margin percentage:
Subscription services	79%	78%		78%	77%
Professional services and other	33	26		26	25
Total gross margin percentage	69%	65%		68%	65%
Gross profit	$98,854	$69,909	41%	$266,679	$192,481	39%

Cost of revenues for the three months ended October 31, 2016 increased $6.9 million from the same period in the prior year, of which $6.0 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of end users of our subscription services, which drove an increase of $1.9 million in fees paid to salesforce.com, a $1.6 million increase in third-party data center costs, an increase of $1.0 million in employee compensation-related costs (which includes the impact of an increase of $0.1 million in stock-based compensation), and an increase of $0.7 million in costs primarily related to third party data stewards for KOL and OpenData products. The increase in employee compensation-related costs is primarily driven by an increase in headcount during the period, including headcount from the acquired Zinc Ahead business. We expect cost of subscription services revenues to increase in absolute dollars in the near term, as we renew existing orders and enter into new orders for our subscription services which may result in increased fees paid to salesforce.com and costs for additional third-party data center capacity. In addition, we expect cost of subscription services revenues to decrease as a percentage of subscription services revenues in the near term, as we receive a greater proportion of our subscription services revenues from our product offerings that have slightly higher gross margin profiles, including our Veeva Vault applications.

Cost of professional services and other revenues for the three months ended October 31, 2016 increased $1.0 million from the same period in the prior year, primarily due to a $2.5 million increase in employee compensation-related costs (which includes the impact of an increase of $0.6 million in stock-based compensation), which was partially offset by a $1.6 million decrease in third-party subcontractor costs. The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period, including headcount from the acquired Zinc Ahead business. The decrease in third-party subcontractor costs is primarily driven by a Vault project from the prior year that was significantly staffed with third-party subcontractors. We expect cost of professional services and other revenues to increase as we continue to add personnel to our professional services organization worldwide.

Gross profit as a percentage of total revenues for the three months ended October 31, 2016 and 2015 was 69% and 65%, respectively. The increase compared to the prior period was attributable to unusually high professional services gross profit driven by strong demand for our professional services, an increase in the proportion of total revenues attributable to subscription services revenues as compared to professional services and other revenues, which have higher gross margins, and the continued growth of Veeva Vault, Veeva Network master data management solutions, and our newer multichannel customer relationship management applications that compliment Veeva CRM, all of which have slightly higher subscription services gross margins than our core Veeva CRM application. While we do not expect the professional services gross profit achieved in the three months ended October 31, 2016 to reoccur, we do expect gross profit as a percentage of total revenue to improve over time.

Cost of revenues for the nine months ended October 31, 2016 increased $24.7 million from the same period in the prior year, of which $18.1 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of end users of our subscription services, which drove an increase of $5.3 million in fees paid to salesforce.com, a $3.8 million increase in third-party data center costs, a $3.5 million increase in employee compensation-related costs (which includes the impact of an increase of $0.4 million in stock-based compensation), a $2.1 million increase in costs primarily related to third party data stewards for KOL and OpenData products, and a $1.6 million increase in amortization of purchased intangibles. The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period, including headcount from the acquired Zinc Ahead business.

Cost of professional services and other revenues for the nine months ended October 31, 2016 increased $6.6 million from the same period in the prior year, primarily due to a $8.3 million increase in employee compensation-related costs (which includes the impact of an increase of $1.5 million in stock-based compensation), which was partially offset by a decrease of $2.6 million in third-party subcontractor costs. The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period, including headcount from the acquired Zinc Ahead business. The decrease in third-party subcontractor costs is primarily driven by a Vault project from the prior year that was significantly staffed with third-party subcontractors.

Gross profit as a percentage of total revenues for the nine months ended October 31, 2016 and 2015 was 68% and 65%, respectively. The increase compared to the prior period is largely due to an increase in the proportion of total revenues attributable to subscription services revenues as compared to professional services and other revenues, which have higher gross margins, and the continued growth of Veeva Vault, Veeva Network master data management solutions, and our newer multichannel customer relationship management applications that compliment Veeva CRM, all of which have slightly higher subscription services gross margins than our core Veeva CRM application.

Operating Expenses and Operating Margin

Operating expenses include research and development, sales and marketing and general and administrative expenses. As we continue to invest in our growth through hiring, we expect operating expenses to increase in absolute dollars and as a percentage of revenue to continue for the foreseeable future, which may result in a slight decrease in our operating margin.

Research and Development

	Three Months Ended October 31,			Nine Months Ended October 31,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)
Research and development	$25,012	$17,667	42%	$70,648	$45,879	54%
Percentage of total revenues	18%	17%		18%	16%

Research and development expenses for the three months ended October 31, 2016 increased $7.3 million from the same period in the prior year, primarily due to an increase of $6.7 million in employee compensation-related costs (which includes the impact of an increase of $1.2 million in stock-based compensation) resulting from increased headcount during the period. The expansion of our headcount in this area is primarily to support the increasing number of products that are under development across our solution offerings.

Research and development expenses for the nine months ended October 31, 2016 increased $24.8 million from the same period in the prior year, primarily due to an increase of $21.2 million in employee compensation-related costs (which includes the impact of an increase of $3.4 million in stock-based compensation) resulting from increased headcount during the period. The expansion of our headcount in this area is to support the increasing number of products that are under development across our solution offerings, and to a lesser extent headcount from the acquired Zinc Ahead business. We expect research and development expenses to increase in absolute dollars in the near term, primarily due to higher headcount as we continue to add research and development personnel and invest in our solutions.

Sales and Marketing

	Three Months Ended October 31,			Nine Months Ended October 31,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)
Sales and marketing	$28,391	$20,345	40%	$84,022	$53,898	56%
Percentage of total revenues	20%	19%		21%	18%

Sales and marketing expenses for the three months ended October 31, 2016 increased $8.0 million from the same period in the prior year, primarily due to an increase of $6.5 million in employee compensation-related costs (which includes the impact of an increase of $1.1 million in sales commissions and an increase of $1.7 million in stock-based compensation), and a $0.6 million increase in amortization expense primarily associated with the Zinc Ahead purchased intangibles related to our to customer contracts, customer relationships and brand. The increase in employee compensation-related costs is primarily driven by increase in headcount during the period, including to a lesser extent headcount from the acquired Zinc Ahead business.

Sales and marketing expenses for the nine months ended October 31, 2016 increased $30.1 million from the same period in the prior year, primarily due to an increase of $23.2 million in employee compensation-related costs (which includes the impact of an increase of $3.7 million in sales commissions and an increase of $4.6 million in stock-based compensation), a $2.4 million increase in amortization expense primarily associated with the Zinc Ahead purchased intangibles related to our to customer contracts, customer relationships and brand, a $1.3 million increase in travel-related costs, and a $1.3 million increase in marketing program costs. The increase in employee compensation-related costs is primarily driven by increase in headcount during the period, including to a lesser extent headcount from the acquired Zinc Ahead business.

We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our newer solutions and our continued expansion of our sales capacity across all our solutions.

General and Administrative

	Three Months Ended October 31,			Nine Months Ended October 31,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)
General and administrative	$11,641	$11,797	-1%	$36,571	$29,326	25%
Percentage of total revenues	8%	11%		9%	10%

General and administrative expenses for the three months ended October 31, 2016 decreased $0.2 million from the same period in the prior year, primarily due to $1.8 million in one-time acquisition costs related to the acquired Zinc Ahead business in the prior period, partially offset by an increase of $1.6 million in employee compensation-related costs (which includes the impact of an increase of $0.7 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by increase in headcount during the period.

General and administrative expenses for the nine months ended October 31, 2016 increased $7.2 million from the same period in the prior year, primarily due to an increase of $5.9 million in employee compensation-related costs (which includes the impact of an increase of $2.1 million in stock-based compensation), a $2.0 million increase in deferred compensation expense associated with the acquired Zinc Ahead business, and a $0.8 million increase in expense for software subscriptions for internal use. The increase in employee compensation-related costs is primarily driven by increase in headcount during the period, including to a lesser extent headcount from the acquired Zinc Ahead business. This was partially offset by a decrease of $1.8 million in one-time acquisition costs related to the acquired Zinc Ahead business in the prior period.

We expect general and administrative expenses to continue to grow in absolute dollars in the near term, primarily due to higher headcount and additional expenses, such as fees related to third-party legal counsel, accounting, tax and audit services, as we continue to invest in our business.

Other Income, Net

	Three Months Ended October 31,			Nine Months Ended October 31,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)
Other income, net	$525	$110	377%	$1,910	$428	346%

Other income, net for the three months ended October 31, 2016 increased $0.4 million from the prior year period, primarily due to a decrease of $0.4 million in foreign currency loss. We continue to experience foreign currency fluctuations primarily due to the volatility in the value of the U.S. Dollar against the Euro and British Pound Sterling and the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling and Japanese Yen. We may continue to experience favorable or adverse foreign currency impacts due to any additional volatility in these currencies.

Other income, net for the nine months ended October 31, 2016 increased $1.5 million from the prior year period, primarily due to a decrease of $1.1 million in foreign currency loss and a decrease of $0.9 million in investment amortization, partially offset by a $0.5 million decrease in interest income.

Provision for Income Taxes

	Three Months Ended October 31,			Nine Months Ended October 31,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)
Income before income taxes	$34,335	$20,210	70%	$77,348	$63,806	21%
Provision for income taxes	12,705	9,728	31	30,251	26,936	12
Effective tax rate	37.0%	48.1%		39.1%	42.2%

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

For the three months ended October 31, 2016 and 2015, our effective tax rates were 37.0% and 48.1%, respectively. During the three months ended October 31, 2016 as compared to the prior year period, our effective tax rate decreased 11.1% primarily due to the benefit of the permanent reenactment of the U.S. research and development tax credit, an increase in domestic production activities deduction for the current fiscal year, and the release of a reserve due to the expiration of the statute of limitations.

For the nine months ended October 31, 2016 and 2015, our effective tax rates were 39.1% and 42.2%, respectively. During the nine months ended October 31, 2016 as compared to the prior year period, our effective tax rate decreased 3.1% primarily due to the benefit of the permanent reenactment of the U.S. research and development tax credit, an increase in domestic production activities deduction for the current fiscal year, and the release of a reserve due to the expiration of the statute of limitations.

Non-GAAP Financial Measures

In our public disclosures, we have provided non-GAAP measures, which we define as financial information that has not been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. In addition to our GAAP measures, we use these non-GAAP measures internally for budgeting and resource allocation purposes and in analyzing our financial results. For the reasons set forth below, we believe that excluding the following items from our non-GAAP metrics provides information that is helpful in understanding our operating results, evaluating our future prospects, comparing our financial results across accounting periods, and comparing our financial results to our peers, many of which provide similar non-GAAP financial measures.

•

Stock-based compensation expenses. We exclude stock-based compensation expenses from our non-GAAP measures primarily because they are non-cash expenses that we exclude from our internal management reporting processes. We also find it useful to exclude these expenses when we assess the appropriate level of various operating expenses and resource allocations when budgeting, planning and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, we believe excluding stock-based compensation expenses allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies.

•

Amortization of purchased intangibles. We incur amortization expense for purchased intangible assets in connection with acquisitions of certain businesses and technologies. Amortization of intangible assets is a non-cash expense and is inconsistent in amount and frequency because it is significantly affected by the timing and size of acquisitions. Because these costs have already been incurred and cannot be recovered, and are non-cash expenses, we exclude these expenses for internal management reporting processes. We also find it useful to exclude these charges when assessing the appropriate level of various operating expenses and resource allocations when budgeting, planning and forecasting future periods. Investors should note that the use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well.

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

•

Deferred compensation associated with the Zinc Ahead acquisition. The Zinc Ahead share purchase agreement, as revised, called for share purchase consideration to be deferred and paid at a rate of one-third of the deferred consideration amount per year to certain former Zinc Ahead employee shareholders and option holders who remain employed with us on each deferred consideration payment date. In accordance with GAAP, these payments are being accounted for as deferred compensation and the expense is recognized over the requisite service period. We view this deferred compensation expense as an unusual acquisition cost associated with the Zinc Ahead acquisition and find it useful to exclude it in order to assess the appropriate level of various operating expenses to assist in budgeting, planning and forecasting future periods. We believe excluding this deferred compensation expense from our non-GAAP measures may allow investors to make more meaningful comparisons between our recurring operating results and those of other companies.

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

Limitations on the use of Non-GAAP financial measures

There are limitations to using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with GAAP and may be different from non-GAAP financial measures provided by other companies.

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

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Operating income on a GAAP basis	$33,810	$20,100	$75,438	$63,378
Stock-based compensation expense	10,955	6,691	29,112	17,101
Amortization of purchased intangibles	2,054	1,153	6,164	2,242
Capitalization of internal-use software	(32)	—	(241)	(194)
Amortization of internal-use software	169	207	531	587
Deferred compensation associated with Zinc Ahead acquisition	530	—	2,673	—
Operating income on a non-GAAP basis	$47,486	$28,151	$113,677	$83,114

Net income on a GAAP basis	$21,630	$10,482	$47,097	$36,870
Stock-based compensation expense	10,955	6,691	29,112	17,101
Amortization of purchased intangibles	2,054	1,153	6,164	2,242
Capitalization of internal-use software	(32)	—	(241)	(194)
Amortization of internal-use software	169	207	531	587
Deferred compensation associated with Zinc Ahead acquisition	530	—	2,673	—
Income tax effect on non-GAAP adjustments	(3,561)	(1,629)	(10,090)	(4,376)
Net income on a non-GAAP basis	$31,745	$16,904	$75,246	$52,230

Net income allocated to participating securities on a GAAP basis	$—	$(9)	$(2)	$(38)
Net income allocated to participating securities from non-GAAP adjustments(1)	—	(6)	—	(15)
Net income allocated to participating securities on a non-GAAP basis	—	(15)	(2)	(53)
Net income attributable to common stockholders on a non-GAAP basis	$31,745	$16,889	$75,244	$52,177

Diluted net income per share on a GAAP basis	$0.15	$0.07	$0.32	$0.25
Stock-based compensation expense	0.08	0.05	0.20	0.12
Amortization of purchased intangibles	0.01	0.01	0.04	0.02
Capitalization of internal-use software	—	—	—	—
Amortization of internal-use software	—	—	—	—
Deferred compensation associated with Zinc Ahead acquisition	—	—	0.03	—
Income tax effect on non-GAAP adjustments	(0.02)	(0.01)	(0.08)	(0.03)
Diluted net income per share on a non-GAAP basis	$0.22	$0.12	$0.51	$0.36

Liquidity and Capital Resources

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)
Net cash provided by operating activities	$24,993	$19,735	$146,099	$76,708
Net cash used in investing activities	(37,740)	(34,155)	(96,545)	(110,563)
Net cash provided by financing activities	8,781	3,185	24,237	13,110
Effect of exchange rate changes on cash and cash equivalents	(321)	53	108	86
Net change in cash and cash equivalents	$(4,287)	$(11,182)	$73,899	$(20,659)

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents and short-term investments, as well as cash flows generated from our operations. As of October 31, 2016, our cash, cash equivalents and short-term investments totaled $510.8 million, of which $21.6 million represented cash and cash equivalents held outside of the United States. Non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States and, therefore, no U.S. current or deferred taxes have been accrued related to these balances. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the United States. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

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

Net cash provided by operating activities was $25.0 million for the three months ended October 31, 2016. Our cash provided by operating activities during the three months ended October 31, 2016 primarily reflected our net income of $21.6 million, adjustments for non-cash items of $15.0 million, offset by the net decrease in our operating assets and liabilities of $11.6 million. Non-cash charges included $11.0 million of stock-based compensation expense and $3.5 million of depreciation and amortization expense. The net changes in operating assets and liabilities included a $38.7 million decrease in deferred revenue due to the increased seasonality of our customer renewal base which now includes a smaller proportion of our customer renewals in the current period, a $23.1 million decrease in accounts receivable related to the seasonal nature of our of billings and the timing of collections, and a $5.3 million increase in other current and long-term assets due to the increase in prepaid taxes.

Net cash provided by operating activities was $146.0 million for the nine months ended October 31, 2016. Our cash provided by operating activities during the nine months ended October 31, 2016 primarily reflected our net income of $47.1 million, adjustments for non-cash items of $40.0 million, and the net increase in our operating assets and liabilities of $59.0 million. Non-cash charges included $29.1 million of stock-based compensation expense and $10.3 million of depreciation and amortization expense. The net changes in operating assets and liabilities included a $79.0 million decrease in accounts receivable, which was primarily related to the seasonal nature of our billings and the timing of collections, offset by a $19.4 million decrease in deferred revenue due to the increased seasonality of our customer renewal base.

The cash flow from operating activities for the nine months ended October 31, 2016 includes the vast majority of cash flows from operating activities that we expect for the remainder of the fiscal year ending January 31, 2017. As a result, we expect cash flows from operating activities to be minimal in the fourth quarter of this fiscal year.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for the acquisition of businesses and the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth, including the continuing build-out of our new corporate headquarters located in Pleasanton, California.

Net cash used in investing activities was $37.7 million for the three months ended October 31, 2016 resulting primarily from $36.3 million in net purchases of marketable securities and $1.5 million in purchases of property and equipment.

Net cash used in investing activities was $96.5 million for the nine months ended October 31, 2016 resulting primarily from $92.0 million in net purchases of marketable securities and $4.4 million in purchases of property and equipment.

We expect the cash flows used in investing activities to increase in the near term as we continue to build out our corporate headquarters. We expect capital expenditures from headquarter buildout of approximately $7.0 million to $8.0 million over the next three quarters.

Cash Flows from Financing Activities

The cash flows from financing activities relate to excess tax benefits from our stock plans and stock option exercises.

Net cash provided by financing activities was $8.8 million for the three months ended October 31, 2016 resulting from $5.3 million in excess tax benefits from our employee stock plans and $3.5 million in proceeds from employee stock option exercises.

Net cash provided by financing activities was $24.2 million for the nine months ended October 31, 2016 resulting from $16.2 million in excess tax benefits from our employee stock plans and $8.0 million in proceeds from employee stock option exercises.

Commitments

Our principal commitments primarily consist of obligations for minimum payment commitments to salesforce.com and leases for office space. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. As of October 31, 2016, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Purchase commitments	$367,084	$5,189	$—	$111,895	$250,000
Operating lease obligations	14,704	1,124	7,433	4,288	1,859
Total	$381,788	$6,313	$7,433	$116,183	$251,859

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

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro and Japanese Yen, and may be adversely affected in the future due to changes in foreign currency exchange rates, particularly in light of the Brexit vote and other recent political developments. We continue to experience foreign currency fluctuations primarily due to the volatility in the value of the U.S. Dollar against the Euro and British Pound Sterling and the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the three months ended October 31, 2016, we had a foreign currency loss of $0.2 million. Our foreign currency loss for the nine months ended October 31, 2016 was immaterial. We had a foreign currency loss of $0.6 million and $1.0 million for the three and nine months ended October 31, 2015, respectively.

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

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $510.8 million as of October 31, 2016. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities, corporate notes and bonds, commercial paper, asset-backed securities, and money market funds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase of 100-basis points in interest rates would have resulted in a $2.3 million market value reduction in our investment portfolio as of October 31, 2016. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $1.9 million as of October 31, 2016. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or would be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

On December 9, 2015, the purported stockholder filed an amended complaint. On February 1, 2016, the Criterion Defendants filed a motion to dismiss the amended complaint, which the Court granted in part on July 5, 2016. On July 29, 2016, the purported stockholder filed a second amended complaint. On September 21, 2016, the Criterion Defendants moved to dismiss the second amended complaint, and a hearing on the motion to dismiss was held on December 7, 2016. The Court has not yet ruled on the Criterion Defendants’ motion to dismiss. Pursuant to Court order, we are not required to answer the complaint until after the Court has ruled on the Criterion Defendants’ motion to dismiss.

We have engaged counsel to monitor the claims against the Criterion Defendants.

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

Our quarterly results of operations, including our revenues, gross margin, operating margin, profitability, cash flows and deferred revenue, may vary significantly in the future for a variety of reasons, including those listed elsewhere in this “Risk Factors” section, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Additionally, we issue guidance or provide commentary quarterly regarding our expectations for certain future financial results. Our ability to forecast our future operating results, including revenues, gross margin, operating margin, profitability, cash flows and deferred revenue, is limited, including by our relatively limited operating history, and subject to a number of uncertainties, including incomplete information and our expectations as to certain future events that we do not control. Our guidance may prove to be incorrect and actual results may differ materially from our guidance. Fluctuations in our results or failure to achieve our forecasts and guidance may adversely impact the market price of our Class A common stock.

We expect the future growth rate of our revenues to decline.

In our fiscal years ended January 31, 2014, 2015 and 2016, our total revenues grew by 62%, 49% and 31%, respectively, as compared to total revenues from the prior fiscal years. In our fiscal quarter ended October 31, 2016, our total revenues grew by 34% as compared to the same quarterly period from our prior fiscal year. The growth rate of our revenues may decline in future periods which may adversely impact the value of our Class A common stock.

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

Our solutions involve the storage and transmission of our customers’ proprietary information, including personal or identifying information regarding their employees and the medical professionals whom their sales personnel contact, sensitive proprietary data related to the regulatory submission process for new medical treatments, and other sensitive information, which may include personal health information. As a result, unauthorized access or security breaches as a result of third-party action, employee error, malfeasance or otherwise could result in the loss of information, litigation, indemnity obligations, damage to our reputation and other liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could adversely affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our operating results. Our insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. A security breach of another significant provider of cloud-based solutions may also negatively impact the demand for our solutions.

The markets in which we participate are highly competitive, and if we do not compete effectively, our business and operating results could be adversely affected.

The markets for our solutions are highly competitive. Our multichannel customer relationship management applications compete with offerings from large global enterprise software vendors, such as Oracle Corporation, and also compete with life sciences-specific customer relationship management providers, such as QuintilesIMS. We also compete with a number of vendors of cloud-based and on-premise customer relationship management applications that address only a portion of one of our customer relationship management solutions. Veeva Vault, our regulated content and information management solutions, competes with offerings from large global content management platform vendors such as EMC Corporation (also known as Dell EMC), Microsoft Corporation, OpenText Corporation and Oracle Corporation, and with offerings from life sciences specific providers, such as Medidata Solutions, Inc., PAREXEL International Corporation and BioClinica, Inc. We also compete with professional services companies that provide solutions on these platforms, such as Computer Sciences Corporation. In the future, providers of horizontal cloud-based storage products may seek to compete with our regulated content and information management solutions. In addition, we recently announced that we will begin selling Veeva Vault to companies in regulated industries adjacent to life sciences. We have no experience selling certain of our Veeva Vault applications to companies in regulated industries adjacent to life sciences and anticipate competing with a plethora of existing solutions, including those listed above, custom-built software developed by third-party vendors or in-house by our potential customers and niche software providers. Our master data management solutions compete with master data software offerings from vendors such as IBM Corporation, Informatica Corporation, and other smaller providers such as Reltio. Our data and data services offerings compete with QuintilesIMS and many other data providers. We may also face competition from custom-built software developed by third-party vendors or developed in-house by our potential customers or from applications built by our customers or by third parties on behalf of our customers using commercially available software platforms that are provided by third parties. We may also face competition from companies that provide cloud-based solutions in different target or horizontal markets that may develop applications or work with companies that operate in our target markets. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.

In some cases, our competitors are well-established providers of competitive solutions and have long-standing relationships with many of our current and potential customers, including large pharmaceutical and emerging biopharmaceutical companies. Oracle, EMC and QuintilesIMS, for example, each have name recognition, a much longer operating history, larger marketing budgets and significantly greater resources than we do.

Many of our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we are able. Such competitors may be able to initiate or withstand substantial price competition, and may offer solutions competitive to certain of our solutions on a stand-alone basis at a lower price or bundled as part of a larger product sale, including the bundling of software solutions and data. In addition, many of our competitors have established marketing relationships, access to larger customer bases and distribution agreements with consultants, system integrators and resellers that we do not have. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. In addition, in order to take advantage of customer demand for cloud-based solutions, such competitors may expand their cloud-based solutions through acquisitions and organic development or may seek to partner with other leading cloud providers. For instance, in April 2015, IMS Health Holding, Inc. acquired the information solutions and CRM businesses of Cegedim SA. The combined entity competed with us in a number of product areas, including software solutions, data and data services. Further, in October 2016, IMS Health Holding, Inc. and Quintiles Transnational Holdings Inc., a contract research organization, combined in an all-stock merger of equals to form Quintiles IMS Holdings, Inc., which operates under the name QuintilesIMS. The impact of this transaction on our competitive environment is uncertain but increased competition from QuintilesIMS could negatively impact our business.

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

Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including Veeva Vault, Veeva Network Customer Master, Veeva Network Product Master, Veeva’s data offerings and our newer multichannel customer relationship management applications that complement Veeva CRM. These solutions were introduced relatively recently. Although combined revenues related to these solutions made up approximately 21% and 26% of our subscription services revenues and total revenues, respectively, in our fiscal year ended January 31, 2016 and certain Veeva Vault applications have begun to achieve meaningful market acceptance, it is uncertain whether these solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected growth. It may take us significant time, and we may incur significant expense to effectively market and sell these solutions or to develop other new solutions and make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results may be adversely affected.

Our revenues, gross margin and operating margin from professional services fees is volatile and may not increase from quarter to quarter or at all.

We derive a significant portion of our revenue from professional services fees. Our professional services revenues fluctuate from quarter to quarter as a result of the achievement of milestones in our professional services arrangements, and the requirements, complexity and timing of our customers’ implementation projects. Generally, a customer’s ongoing need for professional services with respect to one or more of our solutions decreases as the implementation and full deployment of such solutions is completed. In addition, we believe that the implementation projects for some of our newer software solutions will require a lower level of professional services as compared to the implementation projects for our Veeva CRM application. Our customers may also choose to use third parties rather than us for certain professional services related to our solutions. As a result of these and other factors, our professional services revenues may not increase on a quarterly basis in the future or at all. Additionally, the gross margin and operating margin generated from professional services fees fluctuates based a number of factors which may be variable from period to period, including the average billable hours worked by our billable professional services personnel, our hourly rates for professional services, and the achievement of payment milestones in a period for which a portion of the associated professional services was delivered in a prior period. As a result of these and other factors, the gross margin and operating margin from our professional services may not increase on a quarterly basis in the future or at all.

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

Problems faced by our third-party data center locations, including those operated by salesforce.com, Amazon Web Services or other providers could adversely affect the experience of our customers. For example, in May 2016, salesforce.com, inc. suffered a significant service outage with respect to a group of servers that hosts the Veeva CRM solution for 38 of our Veeva CRM customers. The outage resulted in unplanned system unavailability of up to 21 hours for the associated Veeva customers, for which such customers may claim service level credits under their contracts with us. The impact of any claimed service level credits was not material to our financial results for our fiscal quarter ended October 31, 2016, and we do not expect the impact to be material for any future period. While we have been able to recover all customer data, some of our customers have elected not to restore using the recovered data which, for them, may result in up to four hours of transactional data not being restored in the application. This outage and potential data loss may adversely impact our reputation and business. Additionally, if our data centers, Amazon Web Services or other providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our data centers or cause such data centers and systems to fail. Any changes in third-party service levels at our data centers, Amazon Web Services or other providers or any disruptions or other performance problems with our solutions could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services or potential losses of customer data.

Interruptions in our services might reduce our revenues, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to service level credit claims and potential liability or adversely affect our renewal rates. Our agreements with third-party data center providers, including salesforce.com and Amazon Web Services, may not entitle us to corresponding service level credits to those we offer to our customers.

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

Many of our customers license healthcare professional and healthcare organization data and data regarding the sales of prescription drugs from third parties such as QuintilesIMS. In order for our customers to upload such data to the Veeva CRM and Veeva Network Customer Master solutions, such third-party data providers typically must consent to such uploads and often require that we enter into agreements regarding our obligations with respect to such data, which include confidentiality obligations and intellectual property rights with respect to such third-party data. We have experienced delays and difficulties in our negotiations with such third-party data providers in the past and we expect to experience difficulties in the future. For instance, QuintilesIMS currently will not consent to its healthcare professional or healthcare organization data being uploaded to Veeva Network Customer Master. If such third-party data providers do not consent to the uploading and use of their data in our solutions, delay consent or fail to offer reasonable conditions for the upload and use of such data in our solutions, our sales efforts, solution implementations and productive use of our solutions by customers may be harmed, and, in turn, our business may be negatively impacted.

Our solutions address heavily regulated functions within the life sciences industry, and failure to comply with applicable laws and regulations could lessen the demand for our solutions or subject us to significant claims and losses.

Our customers use our solutions for business activities that are subject to a complex regime of global laws and regulations, including requirements for maintenance of electronic records and electronic signatures (as set forth in 21 CFR Part 11, EU GMP Annex 11, and Japan PFSB 0401022), requirements regarding drug sample tracking and distribution (as set forth in 21 CFR Part 203, EU Directive 201/83/EC Article 96), and other laws and regulations. Our solutions are expected to be capable of use by our customers in compliance with such laws and regulations. Our efforts to provide solutions that comply with such laws and regulations are time-consuming and costly, and include validation procedures that may delay the release of new versions of our solutions. As these laws and regulations change over time, we may find it difficult to adjust our solutions to comply with such changes. For example, on June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, Brexit could materially affect the regulatory regime applicable to our customers with operations in the United Kingdom. Any such changes to the regulatory regime could have a material adverse effect on the life sciences industry generally and on our ability to adjust our solutions to comply with such changes.

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

While our agreement with salesforce.com, subject to certain exceptions, provides that salesforce.com will not position, develop, promote, invest in or acquire applications directly competitive to the Veeva CRM application for sales automation that directly target drug makers in the pharmaceutical and biotechnology industry, or the pharma/biotech industry, our remedy for a breach of this commitment by salesforce.com would be to terminate the agreement, or continue the agreement but be released from our minimum order commitments from the date of salesforce.com’s breach forward. While our agreement with salesforce.com also restricts salesforce.com from competing with us with respect to sales opportunities for sales automation solutions for the pharma/biotech industry unless such competition has been pre-approved by salesforce.com’s senior management based on certain criteria specified in the agreement, and imposes certain limits on salesforce.com from entering into arrangements similar to ours with other parties with respect to sales automation applications for the pharma/biotech industry, it does not restrict a salesforce.com customer’s ability (or the ability of salesforce.com on behalf of a specific salesforce.com customer) to customize or configure the Salesforce1 Platform, and our remedy for a breach of these restrictions by salesforce.com would be to terminate the agreement, or continue the agreement but be released from our minimum order commitments from the date of salesforce.com’s breach forward. Some current or potential customers of ours may choose to build custom solutions using the Salesforce1 Platform rather than buying our solutions.

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

In the United States, for instance, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act (HIPAA) of 1996, that protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend, and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purposes. Operating under one of the world’s strictest data privacy regimes, Veeva is a registered Data Controller and Data Processor under EU Data Protection Directive 95/46/EC. We are in the process of significant data compliance and change management undertaking in order to prepare for the General Data Protection Regulation (GDPR) reform, which will enter into force on May 25, 2018. In light of the Brexit vote, there may be some overlap between the GDPR coming into force and the United Kingdom leaving the European Union; however, the United Kingdom’s Information Commissioner’s Office (ICO) has publicly stated that the UK will adopt GDPR into national law. We currently operate a data center in the United Kingdom that is used to provide our solutions to many of our European customers. Despite the ICO’s statements which decrease this risk, potential regulatory changes regarding the transfer of EU data to the United Kingdom could adversely affect our customers’ ability or desire to collect, use, process and store personal or health-related information using our data center in the United Kingdom, which could reduce demand for our solutions.

In addition, we routinely utilize the EU Standard Contractual Clauses, often also referred to as Model Clauses, to ensure that our European customers have adequate assurance of our technical and organization controls on privacy, although this legal mechanism is currently under review by the European Court of Justice. In parallel, we self-certified with the U.S. Department of Commerce under the EU-U.S. Privacy Shield on September 28, 2016 as a replacement to the now invalid EU-U.S. Safe Harbor framework as another means to legally facilitate international data transfers. Finally, there is also a trend toward countries enacting data localization requirements which are not particularly compatible with the cloud computing model. For example, Russia’s localization law (Federal Law No. 242-FZ) requires that the source of data for Russian nationals collected on Russian territory must be stored in Russia.

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

In our fiscal quarter ended October 31, 2016, sales to customers outside North America, which is primarily measured by the estimated location of the end users of our subscription services revenues and the estimated location of the resources performing the services for professional services, accounted for approximately 45% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, or NPEs, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, during 2013 and 2014, we were a defendant in a lawsuit filed by Prolifiq Software, Inc. in which Prolifiq alleged patent infringement and trade secret misappropriation. The Prolifiq lawsuit was settled in 2014, and involved a payment to Prolifiq by us in exchange for a license to certain asserted patents.  In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

The trading price of our Class A common stock has been and will likely continue to be volatile for the foreseeable future. Since shares of our Class A common stock were sold in our initial public offering in October 2013 at a price of $20.00 per share, our stock price has ranged from $17.11 to $49.00 through November 25, 2016. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our Class A common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, such as those in this “Risk Factors” section and others including:

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2016, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 77.0% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

In addition, as of October 31, 2016, we had options outstanding that, if exercised, would result in the issuance of additional shares of Class A or Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of October 31, 2016, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of October 31, 2016, are described in note 9 of the notes to our condensed consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

In September 2016, we entered into an agreement with Zoom Video Communications, Inc. ("Zoom") to embed two of their products into our multichannel customer relationship management applications. Pursuant to this agreement, we will pay Zoom a fixed annual fee that is not material to us. We have also entered into a contact with Zoom pursuant to which Zoom provides conference call, video conference and web conference capabilities for our internal use. Pursuant to this agreement, we pay Zoom a fee based on usage that has not been material in the past and that we do not expect to be material in the future. Our Chief Executive Officer is on the Board of Directors of Zoom. Also, a member of our Board of Directors is the founder and a general partner of Emergence Capital Partners, one of Zoom's investors. Both Zoom arrangements were reviewed and approved by our Audit Committee, in accordance with our Corporate Governance Principles and our Audit Committee charter.

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

Dated: December 8, 2016

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