Form 10-K
period 2017-01-31
VEEVA SYSTEMS INC
filed 2017-03-30
CIK 1393052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2016, based on the closing price of $37.99 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $4.3 billion. Shares of Class A common stock or Class B common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 2017, there were 106,623,787 shares of the Registrant’s Class A common stock outstanding and 32,077,230 shares of the Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed by the Registrant with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended January 31, 2017.

Pursuant to Part IV, Item 16, a summary of Form 10-K content follows, including hyperlinked cross-references (in the EDGAR filing). This allows users to easily locate the corresponding items in this annual report on Form 10-K, where the disclosure is fully presented. The summary does not include certain Part III information that will be incorporated by reference from the Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed within 120 days after our fiscal year ended January 31, 2017.

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

Overview

Veeva is a leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of the life sciences industry. Our products are designed to meet the unique needs of life sciences companies for their most strategic business functions—from research and development to commercialization. Our products are designed to help life sciences companies bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations.

Veeva’s industry cloud solutions provide data, software, and services that address a broad range of needs, including multichannel customer relationship management, content management, master data management, and customer data. Our purpose-built solutions help life sciences companies streamline critical operations and business processes. Specifically, our commercial solutions enable life sciences companies to market and sell their products more effectively to healthcare professionals and healthcare organizations across multiple communication channels, including in-person and digital, while maintaining regulatory compliance. Our research and development solutions largely focus on the clinical, quality and regulatory functions of life sciences companies to help improve the management and pace of new product development while maintaining regulatory compliance.

Because of our enterprise technology expertise and industry focus, we gain a unique, in-depth perspective into the needs and best practices of life sciences companies, which allows us to develop targeted new solutions and incorporate highly relevant enhancements into our existing solutions. We currently provide three major releases of our software solutions per year that are included in our subscription and not subject to an additional fee. Our rapid pace of innovation ensures customers have the most current version of software and innovative capabilities to meet their pressing business processes and requirements.

Our cloud-based approach promotes greater operational efficiency for our customers by removing fragmented information technology systems and enabling the processes associated with mission-critical functions to be streamlined and modernized. We also help customers improve access to information across a broad ecosystem of internal and external stakeholders, including outsourcing partners.

Customer success is a core value, and our focus on it has allowed us to deepen and expand our strategic relationships with customers regardless of size. Our industry cloud approach and multitenant architecture also allow our solutions to adapt more quickly to the market and regulatory changes that are most significant to our customers. We believe we are fast becoming a highly strategic provider to the life sciences industry, marked by a growing customer base that utilizes an increasing number of our solutions.

The success of life sciences customers with Veeva solutions has attracted potential new customers in other regulated industries with similar needs. Veeva is now extending its solutions to adjacent industries in North America and Europe, including manufacturing, both process and discrete, and highly regulated services of all types. Our solutions help companies manage critical regulated processes and content efficiently to meet compliance requirements and enable secure collaboration across internal and external stakeholders.

Our Industry Cloud Solutions for Life Sciences

Our solutions for the life sciences industry focus on two key activities of life sciences companies: sales and marketing and research and development. Veeva Commercial Cloud is a suite of multichannel customer relationship management applications, master data management applications, territory allocation and alignment applications and customer reference and key opinion leader data and services. Veeva Vault is our enterprise content management platform and suite of applications for managing both commercial content and research and development content and data, including content and data from the clinical, regulatory and quality functions of life sciences companies.

Veeva Commercial Cloud

Veeva Commercial Cloud helps companies market and sell their products more effectively. The foundation of Veeva Commercial Cloud is our patented multichannel customer relationship management applications, which allow pharmaceutical and biotechnology companies to target and support sales and marketing to physicians, other healthcare professionals and healthcare organizations across multiple touch points, including in-person, email and online. To support the life sciences industry’s unique commercial business processes and regulatory compliance requirements, we provide applications with highly specialized functionality, such as prescription drug sample management with electronic signature capture, the management of complex affiliations between physicians and the organizations where they work, compliant email and the capture of medical inquiries from physicians. In order to deliver the best possible functionality and user experience and to enable offline use of our applications, we have designed and built applications for each mobile device platform we support, including Apple iPads, Windows mobile devices, Windows-based laptops and tablet PCs.

Our multichannel customer relationship management applications as part of Veeva Commercial Cloud include:

•

Veeva CRM and Veeva Medical CRM enables customer-facing employees, such as pharmaceutical sales representatives, key account managers, and scientific liaisons to manage, track, and optimize interactions with healthcare professionals utilizing a single, integrated solution. As part of Veeva CRM, Veeva CRM Suggestions leverages the power of data science to recommend the next best actions to take with a given customer and the best channel for the recommended action through a dashboard for sales representatives.

•

Veeva CLM provides closed-loop marketing capabilities for use in in-person interactions with physicians. Veeva CLM allows customers to replace paper-based materials with interactive electronic marketing presentations while controlling the storage, distribution, presentation, and tracking of promotional materials. In addition, through native integration with Veeva Vault, Veeva CLM helps customers ensure that only the latest approved presentations are delivered to physicians, helping to maintain regulatory compliance.

•

Veeva CRM Approved Email provides for the management, delivery, and tracking of regulatory compliant email communication between sales representatives and their customers. Veeva CRM Approved Email includes capabilities to ensure compliant communications, such as managing physician email opt-in and opt-out. In addition, through native integration with Veeva Vault, Veeva CRM Approved Email helps customers ensure that only the latest approved email templates and documents can be delivered to physicians, helping to ensure regulatory compliance.

•

Veeva CRM Engage family of applications delivers the ability to interact with physicians online for meetings and webinars and provides closed-loop marketing capabilities for self-directed interactions via the web.

•

Veeva CRM Engage Meeting enables customer-facing employees to easily conduct compliant online meetings with healthcare professionals. Through Veeva CRM, Veeva CRM Engage Meeting allows reuse of approved closed-loop marketing content. Veeva CRM Engage Meeting allows for a common industry platform for online meetings. Leveraging a single solution to communicate with life sciences companies greatly simplifies accessibility for healthcare professionals, improving their experience and opening a new avenue for digital interaction.

•

Veeva CRM Engage Webinar enables healthcare professionals to attend events via the web in a compliant way. Veeva CRM Engage Webinar is part of the multichannel Veeva CRM family, enabling full customer view across all channels. The solution is built to work with Veeva CRM Events Management for physical events, enabling better visibility and management of all event types. Native integration with Veeva Vault for content management means that only the latest, approved content is used. We expect Veeva CRM Engage Webinar to be available during our fiscal year ending January 31, 2018.

•

Veeva CRM Engage for Portals provides closed-loop marketing capabilities for self-directed customer interactions via the web. Through native integration with Veeva Vault, Veeva CRM Engage ensures only the latest, approved materials are delivered to physicians, helping to improve regulatory compliance.

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

We offer cloud-based solutions for customer master data to help life sciences companies create and maintain complete and accurate master records for individual healthcare professionals and healthcare organizations and for product master data to help life sciences companies create complete and accurate product master records. Our patented master data management solutions as part of Veeva Commercial Cloud include:

•

Veeva Network Customer Master is an industry-specific, cloud-based customer master software solution that de-duplicates, standardizes and cleanses healthcare professional and organization data from multiple systems and data sources to arrive at a single, consolidated customer master record. Veeva Network Customer Master comes pre-configured with a data model that is specific to life sciences and supports global harmonization as well as country, market and regional data specifications within a single system. Veeva Network Customer Master also includes an intuitive user interface, powerful free text search and filtering capabilities and the ability to track and measure data quality and operating efficiency through key performance indicators. It can be used seamlessly with Veeva OpenData to simplify the process of data delivery to customers and provide bi-directional integration of requests for data enrichment. Additionally,

Veeva Network Customer Master can be operated in what we refer to as private mode when proprietary data from third party data providers is uploaded to the Veeva Network Customer Master solution. In private mode, the bi-directional integration between Veeva Network Customer Master and Veeva OpenData is disabled. Veeva Network Customer Master is fully integrated with Veeva CRM in order to make the most up-to-date healthcare professional and healthcare organization data available to sales and marketing users.

•

Veeva Network Product Master de-duplicates, standardizes and cleanses life sciences product data from multiple systems and data sources to arrive at a single, consolidated product master record for enterprise use. With Veeva Network Product Master, brand management teams can easily create product definitions, groupings and hierarchies, helping them to ensure an accurate representation of the parent brand, local trade names, and approved indications in every market. Veeva Network Product Master delivers relevant product data, for consistent worldwide branding, more coordinated product launches, clearer enterprise visibility, and easier compliance reporting. Veeva Network Product Master replaces legacy master data management systems and toolkits with a business application that is purpose-built for life sciences companies. Because it is part of Veeva Network, Veeva Network Product Master enables life sciences companies to see the relationships between healthcare professionals and products for more effective account coverage.

Our customer and key opinion leader, or KOL, data solutions and services deliver reliable customer reference and KOL data for life sciences companies enabling customer engagement and compliance and providing a single, global source of stakeholder information for better identification and engagement. Our data solutions and services as part of Veeva Commercial Cloud include:

•

Veeva OpenData provides healthcare professional and healthcare organization reference data that includes demographic information, license information and status, specialty information, affiliations, and other key data such as digital profiles crucial to customer engagement and compliance. Veeva OpenData Customer Data replaces the need for a number of disparate external data feeds and is continuously updated from government and other authoritative industry sources. We maintain data quality and completeness through rigorous, automated, and steward-led verification. As of March 2017, Veeva OpenData Customer Data is available in 39 countries, and we plan to make it available in additional countries in the future.

•

Veeva OpenData Data Services further reduce the cost and complexity of managing healthcare professional and healthcare organization reference data by providing fast, responsive maintenance services. Instead of maintaining dedicated in-house data stewards to verify internal updates to data, Veeva OpenData Data Services manages these processes on behalf of our customers, including data quality consulting and enhancements and ongoing maintenance services.

•

Veeva OpenData Email provides email data to help improve outreach to healthcare professionals through digital channels. Veeva OpenData Email Services delivers a single source of healthcare professional email addresses that are continuously updated with data from trusted industry sources and verified by data stewards.

•

Veeva KOL Data and Services provide deep profile information for important healthcare professionals and other stakeholders, gleaned from their conference presentations, published research, clinical trials, grants, articles, and social media activity. It also maps their affiliations as well as social media and relationship networks.

Veeva Vault

Veeva Vault is a cloud-based enterprise content management platform and unified suite of applications for customers across commercial functions, including medical, sales, and marketing, and key research and development functions, including clinical, regulatory, and quality. Veeva Vault consists of 13 business applications and our proprietary Veeva Vault Platform.

Veeva Vault includes unified suites of content-centric applications and data-centric applications on a single cloud platform to help customers eliminate internal system silos and streamline end-to-end business processes. Veeva Vault can be deployed as an integrated solution across multiple applications, enabling our customers to manage all their important documents and related data in a single, global system.

In addition, the Veeva Vault Platform offers key functionality across all the Veeva Vault applications, such as searching, content viewing and annotation, comprehensive workflow and approvals, electronic signatures, reporting, and open application programming interfaces to allow for integration with other systems. The Veeva Vault Platform also includes a configuration toolset that allows customers to create their own Veeva Vault applications.

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

Veeva Vault Clinical is the first cloud suite of clinical applications to unify clinical data management and clinical operations. Veeva Vault RIM improves regulatory business operations and compliance by providing a single authoritative source spanning submission documents, published dossiers, health authority interactions, and product registrations. With Veeva Vault Quality, life sciences can seamlessly manage quality processes and content in a single unified solution for greater visibility and control. Veeva Vault applications can be purchased separately or as unified suites of applications.

The Veeva Vault applications primarily used by research and development departments of life sciences companies include:

Veeva Vault Clinical

•

Veeva Vault eTMF is an electronic trial master file application that manages the repository of important documents for active and archived clinical trials for improved inspection readiness, visibility, and control. Vault eTMF enables collaboration between the life sciences company sponsoring the trial and outsourced partners, such as contract research organizations. All clinical trial documents are organized in Vault eTMF according to industry accepted guidelines in order to speed the transition from clinical trials to submission for regulatory approval.

•

Veeva Vault Study Startup enables life sciences companies to more efficiently manage the process of activating investigator sites for clinical trials, accelerating time to first patient enrollment and automating complicated processes while helping to maintain compliance with regulatory requirements and connectivity with Vault eTMF. Veeva Vault Study Startup allows sites, trial sponsors, and contract research organizations to access the same critical operational information, simplifying collaboration, and increasing efficiency.

•

Veeva Vault CTMS is a clinical trial management application that unifies information and documentation for a single source of truth across clinical operations. With Vault CTMS, trial sponsors, contract research organizations, and investigators can have one source for clinical master data with a single system of record for study, study country, and study site information. Life sciences companies can utilize Vault CTMS to help reduce complexity, increase transparency, and speed time to market. We expect Vault CTMS to be available during the first quarter of our fiscal year ending January 31, 2018.

•

Veeva Vault EDC is intended to help reduce the cost and complexity of clinical trials. Our unique approach to addressing the entire data ecosystem enables each contributor and consumer to see their role enhanced and simplified through the use of guided intelligence and thoughtful process design. This innovative and integrated approach to clinical data management is designed to improve data speed and quality. We expect Vault EDC to be available in the first half of our fiscal year ending January 31, 2018.

•

Veeva Vault eSource allows life sciences companies to transform site data collection and management for immediate data quality eliminating wasted time and cost by electronically capturing data at the source. Vault eSource delivers real-time site collaboration across sites, trial sponsors, and contract research organizations. Our differentiated approach to deliver Vault eSource and Vault EDC on the same platform eliminates multiple steps, including data transcription and source data verification. We expect Vault eSource to be available within the next year.

Veeva Vault RIM

•

Veeva Vault Registrations enables life sciences companies to manage, track and report product and registration information worldwide, including registration status, variations, health authority questions and commitments and certification requests. With a single, global solution companies can streamline registration management and increase the speed of responses to health authorities.

•

Veeva Vault Submissions helps life sciences companies gather and organize all the documents and other content that should be included in a regulatory submission to a healthcare authority, such as the FDA. Vault Submissions organizes all content according to industry accepted guidelines, which helps to speed the time to regulatory submission by providing a single place for all researchers, contract research organizations, and other collaboration partners to prepare and manage the entire content life cycle.

•

Veeva Vault Submissions Archive is an authoritative source for submissions and correspondence that stores published submissions in a secure, globally accessible repository. Easy access and full visibility to submissions and correspondence, worldwide helps to enable faster, more accurate responses to health authorities.

•

Veeva Vault Submissions Publishing provides an integrated solution for dossier publishing that helps speed the preparation and processing time of regulatory submissions. Vault Submissions Publishing incorporates publishing capabilities within the Vault RIM suite. Users can cross-document hyperlink during initial authoring rather than waiting for late-stage submission finalization. Our continuous publishing process performs validations and link-testing behind-the-scenes enabling users to identify issues earlier when they are easier to fix. By unifying the end-to-end process, publishing within the Vault RIM Suite offers greater automation, transparency, and speed. We expect Vault Submissions Publishing to be available within the next year.

Veeva Vault Quality

•

Veeva Vault QualityDocs enables the creation, review, approval, distribution and management of controlled documents, such as standard operating procedures, or SOPs, manufacturing recipes, and specifications. All life sciences companies that are developing or selling regulated products must have a quality management system in place. Vault QualityDocs provides the document control and management system needed to manage these processes and enable greater compliance, quality, and operational efficiency.

•

Veeva Vault QMS is a cloud-based quality management solution that provides best practice processes for deviations, internal and external audits, complaints, lab investigations, change controls, corrective and preventative actions, and proactive management initiatives. With a modern consumer web interface, Vault QMS is intuitive, easy to use, and helps to drive higher adoption with minimal ongoing support.

The Veeva Vault applications primarily used by the commercial and medical departments of life sciences companies include:

•

Veeva Vault PromoMats enables life sciences companies to manage the end-to-end process for creation, approval, distribution, expiration, and withdrawal of commercial content across the full digital supply chain. Powerful capabilities such as review and approval, claims tracking, multichannel content distribution, and withdrawal and integrated digital asset management capabilities provide an enterprise, global repository for storing, tagging, searching, and sharing approved digital assets.

•

Veeva Vault MedComms provides life sciences companies with a single, validated source of medical content across multiple channels and geographies. Medical content is used by life sciences companies for verbal and written communications with healthcare professionals and patients, including approved answers to questions received through a call center or company website. Vault MedComms helps speed the creation, approval, and delivery of medical content for more accurate scientific communications, better visibility, and traceability of medical content and faster response time to medical inquiries.

Solutions for Regulated Industries

Veeva is now bringing the benefits of Veeva Vault to a new set of customers in process and discrete manufacturing and highly regulated services industries. Veeva Vault was originally built from the ground up as a multitenant cloud application to meet some of the most demanding business and compliance requirements of life sciences companies. We have found that the ability to meet these requirements translates smoothly into many other highly regulated industries.

Veeva is focusing on the quality applications market as its initial entry point with Veeva Vault QualityOne. Veeva Vault QualityOne is a unified, cloud solution that offers a global quality management system and document management system in a single application. Veeva Vault QualityOne simplifies the coordination, tracking, and conformance of the end-to quality process by transparently connecting the entire quality ecosystem. The solution provides a regulatory and compliance platform for customers to quickly adapt to new regulations.

Professional Services and Support

In addition to cloud-based solutions that meet the specific needs of our life sciences customers, we also offer professional services to help customers maximize the value they get from those solutions. The people on these teams have a combination of life sciences industry expertise, project management skills and deep technical acumen that we believe our customers highly value. Our professional services are offered directly to customers or through our systems integrator partners. Our professional services teams work together with our systems integrator partners to deliver projects. We offer professional services in the following areas:

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

Our professional services teams are organized by specific expertise so that they can provide advice and support for best industry practices in the research and development and commercial departments of our customers.

Our global systems integrator partners also deliver implementation and selected support services to customers who wish to utilize them. Our customers include Accenture, Cognizant Technology Solutions, Deloitte Consulting and other life sciences specialty firms.

Our Customers

As of January 31, 2017, we served 517 customers. For an explanation of how we define current customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations.” We deliver solutions to companies throughout the life sciences industry, including pharmaceuticals, biotechnology, medical products, contract sales organizations, and contract research organizations. Our customers range from the largest global pharmaceutical companies such as Bayer AG, Boehringer Ingelheim GmbH, Eli Lilly and Company, Gilead Sciences, Inc., Merck & Co., Inc., and Novartis International AG, to smaller pharmaceutical and biotechnology companies including Alkermes plc, Grupo Ferrer Internacional S.A., Ironwood Pharmaceuticals, Inc. and LEO Pharma A/S. For our fiscal years ended January 31, 2015, 2016, and 2017, we did not have any single customer that represented more than 10% of our total revenues. For a summary of our financial information by geographic location, see note 14 of the notes to our consolidated financial statements.

Our Culture and Employees

We have built our company culture on making customers successful and responding to our customers’ needs with speed. It is our aim to be among the few most trusted information technology partners that the life sciences industry works with on its most important data and information technology needs. The deep partnerships we forge with our customers help us shape our offerings to best meet industry needs and allow us to extend those relationships by providing additional solutions across a wide breadth of business areas. With a track record of ongoing, industry leading innovation and a steadfast commitment to our customers’ success we believe we are well positioned to continue to help the industry address a broader range of challenges and opportunities. We also believe our customer success focus provides a strategic advantage in our business development and sales efforts, as customers are strong advocates and refer others to our solutions.

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

As of January 31, 2017, we employed 1,794 people. We also engage temporary employees and consultants. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

Technology Infrastructure and Operations

Our solutions utilize a pod-based architecture in multiple data centers that allow for scalability, operational simplicity and security. Our solutions are hosted in data centers located in the United States, the European Union and Japan. We utilize third-parties to provide our data center infrastructure and manage the infrastructure on which our solutions operate. We utilize industry standard hardware and architect our solutions using redundant configurations to minimize service interruptions. We also utilize a highly available domain name service provider to reduce the potential for network-related disruptions.

Our technology is based on multitenant architectures that apply common, consistent management practices for all customers using our solutions. We enable multiple customers to share the same version of our solutions while securely partitioning their respective data. Portions of our multichannel customer relationship management applications are built on the Salesforce1 Platform. Our Veeva Vault and Veeva Network solutions are built upon our own proprietary platforms. We built the proprietary portions of our technology stack using recognized open source components. In addition, we use Amazon Web Services, which provides a scalable, distributed computing and storage infrastructure platform, for certain computing and data intensive functions of our solutions, such as analytic reporting, large data set manipulation and primary and redundant storage.

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

Veeva has designed and implemented an information security management system, or ISMS, that is aligned with our customers’ standards for information security practices. Our ISMS has successfully undergone ISO 27001 certification.

We also obtain independent third-party audit opinions related to security and availability annually, such as a Service Organization Controls, or SOC 2, Type II report, and ISO 27001 attestation reports.

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

We believe the combination of our industry-focus and commitment to customer success provides strategic advantages and allows us to more efficiently market and sell our solutions as compared to horizontal cloud-based companies. We further believe that the marketplace is increasingly recognizing the benefits of cloud based solutions over on premise packaged and custom software solutions, which further enhances our ability to compete with that class of competitors. Our awareness, demand generation and sales cultivation programs are highly targeted to life sciences industry buyers. We believe that we further benefit from word-of-mouth marketing as customers endorse our solutions to their industry peers. This allows us to focus our sales and marketing efforts without the need for a larger number of sales executives.

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

Each version of our solutions that are subject to regulations that require companies to maintain certain records and submit information to regulators as part of compliance verification undergoes validation testing against these and other relevant standards. Veeva develops a validation plan, performs installation qualification and operational qualification, and executes the protocols. The results of each independent validation are then reviewed and confirmed in a summary report by our quality and compliance team. As such, we maintain a dedicated team of quality and compliance experts that manages our processes for meeting the requirements of the FDA and other global life sciences regulatory agencies. The functions of this quality and compliance team include three separate domains:

•	quality systems oversees resource management, document management, computer validation, corrective and preventative action, and general quality oversight;
•	compliance oversees audit and inspection management, supplier management, and regulatory intelligence; and
•	the security office oversees information security and security awareness training and security incident response.

Veeva has designed and implemented a quality management system (“QMS”) that is aligned with our customers’ regulatory standards for IT compliance. Our QMS is maintained in our own Veeva Vault QualityDocs application. A compliant QMS in the healthcare regulated environment consists of the following:

•	a comprehensive set of quality policies and procedures;
•	an independent quality assurance function that oversees development and maintenance of our software;
•	audit support of our customers’ regulatory obligation to perform due diligence on their suppliers;
•	computer systems validation aligned with healthcare industry best practices as outlined in published regulatory standards;
•	a resource management program to ensure employees have the requisite demonstrable level of education, experience, and training;
•	a risk management program to identify product realization and other business risks; and
•	an information security program to ensure IT controls conform to established standards.

With respect to privacy and data protection, we comply with the patient privacy rules under the U.S. Health Insurance Portability and Accountability Act of 1996 that protect medical records and other personal health information by signing business associate agreements when requested by our customers.

In the European Union, Veeva is a registered data controller for data used in our Veeva OpenData and Veeva KOL Data solutions and a data processor for our remaining applications, each as defined by the EU Data Protection Directive 95/46/EC. We are in the process of preparing our compliance plan for the General Data Protection Regulation (GDPR) and e-Privacy Regulation reforms, which enter into force on May 25, 2018. In December 2016, we successfully self-certified under the EU-U.S. Privacy Shield framework. Additionally, we routinely execute EU Standard Contractual Clauses, often referred to as Model Clauses, to legally facilitate international transfers of EU personal data.

Our quality and compliance team also manages the process of customer audits, which is often a required due diligence step in customer purchase decisions. We believe our approach to quality and compliance reflects our focus on customer success and is a competitive differentiator.

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

Research and development expenses were $41.2 million, $66.0 million and $96.8 million for our fiscal years ended January 31, 2015, 2016 and 2017, respectively.

Competition

The markets for our solutions are global, rapidly evolving, highly competitive and subject to changing regulations, advancing technology and shifting customer needs. The solutions and applications offered by our competitors vary in size, breadth and scope.

Our multichannel customer relationship management applications compete with offerings from large global enterprise software vendors, such as Oracle Corporation, and also compete with life sciences-specific customer relationship management providers, such as QuintilesIMS. We also compete with a number of vendors of cloud-based and on-premise customer relationship management applications that address only a portion of the functionality of our customer relationship management solutions. Veeva Vault, our regulated content and information management solutions, competes with offerings from large global content management platform vendors such as Microsoft Corporation, OpenText Corporation and Oracle, and with offerings from life sciences specific providers, such as Medidata Solutions, Inc., PAREXEL International Corporation, BioClinica, Inc. and Sparta Technologies Ltd. We also compete with professional services companies that provide solutions on these platforms, such as Computer Sciences Corporation. In the future, providers of horizontal cloud-based storage or file sharing products, such as Box.com or Amazon Web Services, may seek to compete with our regulated content and information management solutions. In addition, we recently announced that we have begun selling Veeva Vault to companies in process and discrete manufacturing and highly regulated services industries. We have no experience selling certain of our Veeva Vault applications to companies in process and discrete manufacturing and highly regulated services industries, and therefore we anticipate having to compete with many existing solutions, including those listed above, custom-built software developed by third-party vendors or in-house by our potential customers and niche software providers. Our master data management solutions compete with master data software offerings from vendors such as IBM Corporation, Informatica Corporation, and other smaller providers, such as Reltio, Inc.. Our data and data services offerings compete with QuintilesIMS and many other data providers.

We may also face competition from custom-built software developed by third-party vendors or developed in-house by our potential customers, or from applications built by our customers or by third parties on behalf of our customers using commercially available software platforms that are provided by third parties. We may also face competition from companies that provide cloud-based solutions in different target or horizontal markets that may develop applications or work with companies that operate in our target markets. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.

In some cases, our competitors are well-established providers of competitive solutions and have long-standing relationships with many of our current and potential customers, including large pharmaceutical and emerging biopharmaceutical companies. Oracle and QuintilesIMS, for example, each have greater name recognition, a much longer operating history, larger marketing budgets and significantly greater resources than we do.

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

Intellectual Property

We rely on a combination of patents, trade secrets, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. We have developed a process for seeking patent protection for our technology innovations. To date, we have secured seven U.S. patents and two Japanese patents, which expire between May 2023 and October 2035, and we have 24 pending U.S. patent applications and four pending international patent applications. We plan to continue expanding our patent portfolio. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on our intellectual property rights, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new features and functionality and frequent enhancements to our applications are essential to establishing and maintaining our technology leadership position as provider of software solutions and applications to the life sciences industry.

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

Companies in our industry often own a number of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. We are currently engaged in legal proceedings with competitors in which the competitors are asserting trade misappropriation and other claims, and we may face new allegations in the future that we have infringed the patents, trademarks, copyrights, trade secrets and other intellectual property rights of other competitors or non-practicing entities. We expect that we and others in our industry will continue to be subject to third-party infringement claims by competitors as the functionality of applications in different industry segments overlaps, and by non-practicing entities. Any of these third parties might make a claim of infringement against us at any time.

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

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” together with all of the other information in this annual report on Form 10-K, including our consolidated financial statements and related notes, before investing in our Class A common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the price of our Class A common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business and Industry

Our quarterly results may fluctuate significantly, which make it difficult to predict our future operating results and could prevent us from meeting investor expectations, or our own guidance, and which could adversely impact the value of our Class A common stock.

Our quarterly results of operations, including our revenues, gross margin, operating margin, profitability, cash flows and deferred revenue, may vary significantly in the future for a variety of reasons, including those listed elsewhere in this “Risk Factors” section, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Additionally, we issue guidance or provide commentary quarterly regarding our expectations for certain future financial results. Our ability to forecast our future operating results, including revenues, gross margin, operating margin, profitability, cash flows and deferred revenue, is limited given our relatively limited operating history and inability to control future events. Our guidance may prove to be incorrect and actual results may differ materially from our guidance. Fluctuations in our results or failure to achieve our forecasts and guidance may adversely impact the market price of our Class A common stock.

We expect the future growth rate of our revenues to decline.

In our fiscal years ended January 31, 2015, 2016 and 2017, our total revenues grew by 49%, 31% and 33%, respectively, as compared to total revenues from the prior fiscal years. Please note that our total revenues for the fiscal year ended January 31, 2017 included a full year of revenue contribution from the Zinc Ahead business, which we acquired in September 2015. We expect the growth rate of our revenues to decline in future periods, which may adversely impact the value of our Class A common stock.

As our costs increase, we may not be able to sustain the level of profitability we have achieved in the past.

We expect our future expenses to increase as we continue to invest in and grow our business. We expect to incur significant future expenditures related to:

•

developing new solutions, enhancing our existing solutions (including adapting certain of our Veeva Vault applications for companies in process and discrete manufacturing and highly regulated services industries) and improving the technology infrastructure, scalability, availability, security and support for our solutions;

•

expanding and deepening our relationships with our existing customer base, including expenditures related to increasing the adoption of our solutions by the research and development departments of life sciences companies;

•	sales and marketing, including expansion of our direct sales organization and global marketing programs;
•	expansion of our professional services organization;
•	international expansion;
•	integrating the business and headcount of Zinc Ahead;
•	employee compensation, including stock based compensation;
•	further build-out of our new corporate headquarters located in Pleasanton, California;
•

pending, threatened, or future legal proceedings, certain of which are described in Item 3. “Legal Proceedings” and which we expect to result in significant expense during the fiscal year ending January 31, 2018; and

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

The markets for our solutions are highly competitive. Our multichannel customer relationship management applications compete with offerings from large global enterprise software vendors, such as Oracle Corporation, and also compete with life sciences-specific customer relationship management providers, such as QuintilesIMS. We also compete with a number of vendors of cloud-based and on-premise customer relationship management applications that address only a portion of the functionality of our customer relationship management solutions. Veeva Vault, our regulated content and information management solutions, competes with offerings from large global content management platform vendors such as Microsoft Corporation, OpenText Corporation and Oracle, and with offerings from life sciences specific providers, such as Medidata Solutions, Inc., PAREXEL International Corporation, BioClinica, Inc., and Sparta Technologies Ltd. We also compete with professional services companies that provide solutions on these platforms, such as Computer Sciences Corporation. In the future, providers of horizontal cloud-based storage or file sharing products, such as Box.com or Amazon Web Services, may seek to compete with our regulated content and information management solutions. In addition, we have begun selling Veeva Vault to companies in process and discrete manufacturing and highly regulated services industries. We have no experience selling certain of our Veeva Vault applications to companies in process and discrete manufacturing and highly regulated services industries and therefore we anticipate having to compete with many existing solutions, including those listed above, custom-built software developed by third-party vendors or in-house by our potential customers and niche software providers. Our master data management solutions compete with master data software offerings from vendors such as IBM Corporation, Informatica Corporation, and other smaller providers such as Reltio, Inc. Our data and data services offerings compete with QuintilesIMS and many other data providers. We may also face competition from custom-built software developed by third-party vendors or developed in-house by our potential customers, or from applications built by our customers or by third parties on behalf of our customers using commercially available software platforms that are provided by third parties. We may also face competition from companies that provide cloud-based solutions in different target or horizontal markets that may develop applications or work with companies that operate in our target markets. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.

In some cases, our competitors are well-established providers of competitive solutions and have long-standing relationships with many of our current and potential customers, including large pharmaceutical and emerging biopharmaceutical companies. Oracle and QuintilesIMS, for example, each have greater name recognition, a much longer operating history, larger marketing budgets and significantly greater resources than we do.

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

If our competitors’ products, services or technologies become more accepted than our solutions, if they are successful in bringing their products or services to market earlier than we are, if their products or services are more technologically capable than ours, or if customers replace our solutions with custom-built software, then our revenues could be adversely affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.

In our fiscal year ended January 31, 2017, we derived approximately 71% of our subscription services revenues and 68% of our total revenues from our Veeva Commercial Cloud solutions. Within Veeva Commercial Cloud, our core Veeva CRM application has achieved substantial penetration within the sales teams of pharmaceutical and biotechnology companies. If our efforts to sustain or further increase the use and adoption of our customer relationship management applications do not succeed, the growth rate of our revenues may decline.

In our fiscal year ended January 31, 2017, we derived approximately 71% of our subscription services revenues and 68% of our total revenues from our Veeva Commercial Cloud solutions. We have realized substantial sales penetration of the available market for our core Veeva CRM application among pharmaceutical and biotechnology companies. A critical factor for our continued growth is our ability to sell additional user subscriptions for Veeva CRM and the other applications within Veeva Commercial Cloud to our existing and new customers. Any factor adversely affecting sales of these applications—including substantial penetration of the available market for our core Veeva CRM application, reductions in user subscriptions due to acquisitions of or business combinations between our customers, or increased purchasing scrutiny, which may result in reductions in user subscription or increased pricing pressure, could adversely affect the growth rate of our sales, revenues, operating results, and business.

If our newer solutions, including certain Veeva Vault applications, Veeva Network Customer Master, Veeva Network Product Master, Veeva’s data offerings and our newer multichannel customer relationship management applications that complement Veeva CRM, are not successfully adopted by new and existing customers, the growth rate of our revenues and operating results will be adversely affected.

Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including our Veeva Vault applications, Veeva Network Customer Master, Veeva Network Product Master, Veeva’s data offerings and our newer multichannel customer relationship management applications that complement Veeva CRM. These solutions were introduced relatively recently. Although certain Veeva Vault applications have begun to achieve meaningful market acceptance, it is uncertain whether these solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected growth. For instance, we have recently begun selling Veeva Vault applications to companies in process and discrete manufacturing and highly regulated services industries outside of life sciences, and we have announced our intent to sell new Veeva Vault applications, such as Veeva Vault EDC and Veeva Vault CTMS. We cannot be certain that our initiatives with respect to newer solutions and newer markets for our solutions will be successful. It may take us significant time, and we may incur significant expense to effectively market and sell these solutions or to develop other new solutions and make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results may be adversely affected.

Our revenues, gross margin and operating margin from professional services fees are volatile and may not increase from quarter to quarter or at all.

We derive a significant portion of our revenue from professional services fees. Our professional services revenues fluctuate from quarter to quarter as a result of the achievement of payment milestones in our professional services arrangements, and the requirements, complexity and timing of our customers’ implementation projects. Generally, a customer’s ongoing need for professional services decreases as the implementation and full deployment of such solutions is completed. In addition, we believe that the implementation projects for some of our newer software solutions will require a lower level of professional services as compared to the implementation projects for our Veeva CRM application. Our customers may also choose to use third parties rather than us for certain professional services related to our solutions. As a result of these and other factors, our professional services revenues may not increase on a quarterly basis in the future or at all. Additionally, the gross margin and operating margin generated from professional services fees fluctuates based a number of factors which may be variable from period to period, including the average billable hours worked by our billable professional services personnel, our hourly rates for professional services, and the achievement of payment milestones in a period for which a portion of the associated professional services was delivered in a prior period. As a result of these and other factors, the gross margin and operating margin from our professional services may not increase on a quarterly basis in the future or at all.

Our subscription agreements with our customers are typically for a term of one year. If our existing customers do not renew their subscriptions annually, or do not buy additional solutions and user subscriptions from us, or renew at lower fee levels, our business and operating results will suffer.

We derive a significant portion of our revenues from the renewal of existing subscription orders. Our customers’ orders for subscription services typically have a one-year term. However, more recently and with respect to solutions other than our core sales automation solution, we have begun to enter into orders with terms of up to five years. Our customers have no obligation to renew their subscriptions for our solutions after their orders expire. Thus, securing the renewal of our subscription orders and selling additional solutions and user subscriptions is critical to our future operating results. Factors that may affect the renewal rate for our solutions and our ability to sell additional solutions and user subscriptions include:

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

In addition, our customers may negotiate terms less advantageous to us upon renewal, which could reduce our revenues from these customers. As a customer’s total spend on Veeva solutions increases, we expect purchasing scrutiny at renewal to increase as well, which may result in reductions in user subscriptions or increased pricing pressure. Other factors that are not within our control may contribute to a reduction in our subscription services revenues. For instance, our customers may reduce their number of sales representatives, which would result in a corresponding reduction in the number of user subscriptions needed for some of our solutions and thus a lower aggregate renewal fee, or our customers may discontinue clinical trials for which our solutions were being used. If our customers fail to renew their subscription orders, renew their subscription orders with less favorable terms or at lower fee levels or fail to purchase new solutions, applications and professional services from us, our revenues may decline or our future revenues may be constrained.

Our revenues are relatively concentrated within a small number of key customers, and the loss of one or more of such key customers, or their failure to renew or expand user subscriptions, could slow the growth rate of our revenues or cause our revenues to decline.

In our fiscal years ended January 31, 2015, 2016 and 2017, our top 10 customers accounted for 54%, 50% and 45% of our total revenues, respectively. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers. The loss of any of our key customers, or a failure of one or more of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenues, our reputation and our ability to obtain new customers. In the event of an acquisition of one of our largest customers or a business combination between two of our largest customers, we may suffer reductions in user subscriptions or non-renewal of our subscription orders. We are also likely to face increasing purchasing scrutiny at the renewal of these large customer subscription orders, which may result in reductions in user subscriptions or increased pricing pressure. The business impact of any of these negative events is particularly pronounced as to our largest customers.

An inability to attract and retain highly skilled employees could adversely affect our business.

To execute our growth plan, we must attract and retain highly qualified employees. Competition for these employees is intense, especially with respect to sales and marketing personnel and engineers with high levels of experience in enterprise software and internet-related services. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications. With respect to sales professionals, even if we are successful in attracting highly qualified personnel, it may take six to nine months or longer before they are fully trained and productive. Many of the companies with which we compete for experienced employees have greater resources than we have and may offer compensation packages that are perceived to be better than ours. For instance, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected.

Defects or disruptions in our solutions could result in diminished demand for our solutions, a reduction in our revenues and subject us to substantial liability.

We generally release updates to our solutions three times per year. These updates may contain undetected errors when first introduced or released. We have from time to time found defects in our solutions, and new errors in our existing solutions may be detected in the future. Since our customers use our solutions for important aspects of their business, any errors, defects, disruptions, service degradations or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, our customers may delay or withhold payment to us, cancel their agreements with us, elect not to renew, or make service credit claims, warranty claims or other claims against us, and we could lose future sales. The occurrence of any of these events could result in diminishing demand for our solutions, a reduction of our revenues, an increase in our bad debt expense or an increase in collection cycles for accounts receivable, or could require us to increase our warranty provisions or incur the expense of litigation or substantial liability.

We depend on data centers and computing infrastructure operated by third parties for our solutions, and any disruption in these operations could adversely affect our business and subject us to liability.

Our solutions are hosted from and use computing infrastructure provided from data centers operated by third parties, including salesforce.com, with respect to our solutions related to Veeva CRM, Amazon Web Services, and other providers. We expect to increase our usage of Amazon Web Services over time. We do not control the operation of these facilities or their underlying computing infrastructure. The owners of our non-salesforce.com data centers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transition to a new providers, and we may incur significant costs and possible service interruption in connection with doing so. In addition, the operators of the data centers could decide to close their facilities or change or suspend their service offerings without adequate notice to us. Moreover, any financial difficulties, such as bankruptcy, faced by the operators of the data centers or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Since we cannot easily switch our data center and computing infrastructure providers, any disruption with respect to our current providers would impact our operations and our business could be adversely impacted.

Problems faced by our third-party data center locations, including those operated by salesforce.com, Amazon Web Services, or other providers could adversely affect the experience of our customers. For example, in May 2016, salesforce.com, inc. suffered a significant service outage with respect to a group of servers that hosts the Veeva CRM solution for certain of our Veeva CRM customers, which resulted in unplanned system unavailability and potential data loss. Certain customers claimed service level credits under their contracts with us, and the impact was not material to our financial results for our fiscal year ended January 31, 2017. Amazon Web Services has also and may in the future experience a significant service outages. Additionally, if our data centers, Amazon Web Services or other providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our data centers or cause such data centers and systems to fail. Any changes in third-party service levels at our data centers, Amazon Web Services or other providers or any disruptions or other performance problems with our solutions could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services or potential losses of customer data. Interruptions in our services might reduce our revenues, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to service level credit claims and potential liability or adversely affect our renewal rates. Our agreements with third-party data providers may not entitle us to corresponding service level credits to those we offer to our customers.

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

We have experienced rapid growth, and if we fail to manage our growth effectively, we may be unable to execute our business plan.

Since we were founded, we have experienced rapid growth and expansion of our operations. Our revenues, customer count, product and service offerings, countries of operation, facilities and computing infrastructure needs have all increased significantly, and we expect them to increase in the future. We have also experienced rapid growth in our employee base, and as we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while executing our growth plan and maintaining the beneficial aspects of our culture. Our rapid growth has placed, and will continue to place, a significant strain on our management capabilities, administrative and operational infrastructure, facilities and other resources. We anticipate that additional investments in our facilities and computing infrastructure will be required to scale our operations. To effectively manage growth, we must continue to improve our key business applications, processes and computing infrastructure; enhance information and communication systems; and ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees. These enhancements and improvements will require additional investments and allocation of valuable management and employee time and resources. Failure to effectively manage growth could result in difficulty or delays in deploying our solutions, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

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

Substantially all of our revenues are generated by sales to customers in the life sciences industry, and factors that adversely affect this industry, including mergers within the life sciences industry or regulatory changes, could also adversely affect us.

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

•

The changing regulatory environment of the life sciences industry—Changes in regulations could negatively impact the business environment for our life sciences customers or could require us to expend significant resources in order to ensure that our solutions continue to meet the compliance needs of our customers or could prevent our customers from using certain of our solutions or certain functionality of our solutions. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. In particular, legislation has been introduced in the United States that has led to uncertainty as to the future of certain healthcare laws and regulations regarding coverage for healthcare expenses, and legislation or regulatory changes regarding the pricing of healthcare treatments sold by life sciences companies has also recently been a topic of discussion by political leaders and regulators in the United States and elsewhere.

•

Changes in market conditions and practices within the life sciences industry—The expiration of key patents, changes in the practices of prescribing physicians, changes with respect to payer relationships, the policies and preferences of healthcare professionals and healthcare organizations with respect to the sales and marketing efforts of life sciences companies, changes in the regulation of the sales and marketing efforts and pricing practices of life sciences companies, and other factors could lead to a significant reduction in sales representatives that use our solutions or otherwise change the demand for our solutions. Changes in public perception regarding the practices of the life sciences industry may result in political pressure to increase the regulation of life sciences companies in one or more of the areas described above, which may negatively impact demand for our solutions.

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

Many of our customers license healthcare professional and healthcare organization data and data regarding the sales of prescription drugs from third parties such as QuintilesIMS. In order for our customers to upload such data to the Veeva CRM and Veeva Network Customer Master solution, such third-party data providers typically must consent to such uploads and often require that we enter into agreements regarding our obligations with respect to such data, which include confidentiality obligations and intellectual property rights with respect to such third-party data. We have experienced delays and difficulties in our negotiations with such third-party data providers in the past, and we expect to experience difficulties in the future. For instance, QuintilesIMS currently will not consent to its healthcare professional or healthcare organization data being uploaded to Veeva Network Customer Master. If such third-party data providers do not consent to the uploading and use of their data in our solutions, delay consent or fail to offer reasonable conditions for the upload and use of such data in our solutions, our sales efforts, solution implementations and productive use of our solutions by customers may be harmed, and our business, in turn, may be negatively impacted.

We may be sued by third parties for alleged infringement of their proprietary rights or misappropriation of intellectual property.

There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, or NPEs, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, in 2014, we settled a lawsuit with Prolifiq Software, Inc. in exchange for a license to certain asserted patents, and we are currently defending against assertions of trade secret misappropriation made by our competitors, Medidata and QuintilesIMS, as described in Item 3. “Legal Proceedings.” As competition in our market grows, the possibility of patent infringement and other intellectual property claims against us increases. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We have in the past acquired and may in the future seek to acquire or invest in businesses, solutions or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. For instance, in 2015, we acquired the key opinion leader business and products of Qforma, Inc., Mederi AG and other affiliated entities through a combination of stock and asset purchases. In 2015, we also acquired Zinc Ahead, a provider of commercial content management solutions. Additionally, the pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

We have limited experience in acquiring other businesses. We may not be able to successfully integrate the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;
•	costs, liabilities or accounting charges associated with the acquisition;
•	difficulty integrating the accounting systems, operations and personnel of the acquired business;
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
•

difficulty converting the customers of the acquired business onto our solutions and contract terms, including due to disparities in the revenues, licensing, support or professional services model of the acquired company;

•	diversion of management’s attention from other business concerns;
•	adverse effects to business relationships with our existing business partners and customers as a result of the acquisition;
•	difficulty in retaining key personnel of the acquired business;
•

the possibility of investigation by, or the failure to obtain required approvals from, governmental authorities on a timely basis, if at all, under various regulatory schemes, including competition laws, which could, among other things, delay or prevent us from completing a transaction, subject the transaction to divestiture after the fact or otherwise restrict our ability to realize the expected financial or strategic goals of the acquisition;

•	use of resources that are needed in other parts of our business; and
•	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which we must assess for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. Acquisitions may also result in purchase accounting adjustments, write-offs or restructuring charges, which may negatively affect our results.

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

Our customers use our solutions for business activities that are subject to a complex regime of global laws and regulations, including requirements for maintenance of electronic records and electronic signatures (as set forth in 21 CFR Part 11, EU Annex 11, and Japan PFSB Notification No. 0401022), requirements regarding drug sample tracking and distribution (as set forth in 21 CFR Part 203, EU Directive 201/83/EC Article 96), requirements regarding system validations (as set forth in 21 CFR Part 802.75 and 21 CFR Part 211.68), and other laws and regulations. Our solutions are expected to be capable of use by our customers in compliance with such laws and regulations. Our efforts to provide solutions that comply with such laws and regulations are time-consuming and costly, and include validation procedures that may delay the release of new versions of our solutions. As these laws and regulations change over time, we may find it difficult to adjust our solutions to comply with such changes. For example, on June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, Brexit could materially affect the regulatory regime applicable to our customers with operations in the United Kingdom. Any such changes to the regulatory regime could have a material adverse effect on the life sciences industry generally and on our ability to adjust our solutions to comply with such changes.

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

Our sales process entails planning discussions with prospective customers, analyzing their existing solutions and identifying how these potential customers can use and benefit from our solutions. The sales cycle for a new customer, from the time of prospect qualification to the completion of the first sale, may span over 12 months or longer. In particular, we have limited history selling certain of our more recently announced Veeva Vault applications, such as Veeva Vault EDC and Veeva Vault CTMS, to the research and development departments of life sciences companies. In addition, we have only recently begun selling certain of our Veeva Vault applications to companies in process and discrete manufacturing and highly regulated services industries. As a result, our sales cycle for these applications may be lengthy and difficult to predict. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will result in the sale of our solutions. In addition, our sales cycle can vary substantially from customer to customer because of various factors, including the discretionary nature of potential customers’ purchasing and budget decisions, the announcement or planned introduction of new solutions by us or our competitors and the purchasing approval processes of potential customers. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.

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

Because key and substantial portions of our multichannel customer relationship management applications are built on salesforce.com’s Salesforce1 Platform, we are dependent upon our agreement with salesforce.com to provide these solutions to our customers, and we are bound by the restrictions of this agreement which limits the companies to which we may sell our Veeva CRM solution.

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

Our customers use our solutions to collect, use, process and store personal data or identifying information regarding their employees and the medical professionals with whom our customers have contact, and, potentially, personal data (including potentially sensitive data such as health information) regarding patients maintained by our customers pursuant to clinical, operational or compliance processes. In this capacity, we act as the data processor. We also collect and sell a database, via our OpenData and KOL Data solutions, for which we are the data controller. In many countries, national and local governmental bodies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, processing, storage and disclosure of personal information obtained from individuals, making compliance a complex task.

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

In addition, we routinely utilize the EU Standard Contractual Clauses, often also referred to as Model Clauses, to ensure that our European customers have adequate assurance of our technical and organization controls on privacy, although this legal mechanism is currently under review by the European Court of Justice. In parallel, we self-certified with the U.S. Department of Commerce under the EU-U.S. Privacy Shield as of December 12, 2016 as a replacement to the now invalid EU-U.S. Safe Harbor framework as another means to legally facilitate international data transfers.  Finally, there is also a trend toward countries enacting data localization requirements which are not particularly compatible with the cloud computing model. For example, Russia's localization law (Federal Law No. 242-FZ) requires that the source of data for Russian nationals collected on Russian territory must be stored in Russia.

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

Our subscription orders are generally billed beginning at the subscription commencement date in annual or quarterly increments. Many of our customers, including many of our large customers, are billed on a quarterly basis and therefore a substantial portion of the value of contracts billed on a quarterly basis will not be reflected in our deferred revenue at the end of any given quarter. Also, because the terms of orders for additional end users or solutions are typically coterminus with the anniversary date of the initial order for a related solution, the terms of such orders for additional end users or solutions can be for relatively short periods of time, often less than one year and payment terms may also be quarterly. Therefore, the annualized value of such orders that we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time and may agree in the future to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the renewal date adjustment had not occurred. Additionally, if a coterminus order of less than one year renews in the same fiscal year in which it was originally signed and has annual billing terms, the order will generate more deferred revenue in that fiscal year than the annual contract value of that order. Accordingly, we do not believe that change in deferred revenue or calculated billings, a metric commonly cited by financial analysts that is the sum of the change in deferred revenue plus revenue, are accurate indicators of future revenues for any given period of time. However, many companies that provide cloud-based software report changes in deferred revenue or calculated billings as key operating or financial metrics, and it is possible that analysts or investors may view these metrics as important. Thus, any changes in our deferred revenue balances or deferred revenue trends could adversely affect the market price of our Class A common stock.

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

Our financial results may be adversely affected by changes in accounting principles applicable to us.

We prepare our financial statements in accordance with U.S. GAAP which are subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results. For example, in May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes most current revenue recognition guidance, including industry-specific guidance. We will be required to implement this new revenue standard for our fiscal year beginning February 1, 2018.  We expect that implementation will require a significant amount of time and effort from our finance organization and that we will an incur additional audit fees in connection with implementation. Any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.

In our fiscal year ended January 31, 2017, sales to customers outside North America, which is primarily measured by the estimated location of the end users for subscription services revenues and the estimated location of the resources performing the services for professional services, accounted for approximately 45% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

•	increased financial accounting and reporting burdens and complexities;
•	restrictions on the transfer of funds;
•	our ability to repatriate funds from abroad without adverse tax consequences;
•	adverse tax consequences, including the potential for required withholding taxes;
•	fluctuations in the exchange rates of foreign currency in which our foreign revenues or expenses may be denominated;
•	changes in trade relations and trade policy, including implementation of or changes to trade sanctions, tariffs, and embargos; and
•	unstable regional and economic political conditions in the markets in which we operate.

Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks, which could adversely affect our business.

We are subject to governmental export and import controls that could impair our ability to compete in international markets in which our products may not be sold or subject us to liability if we violate the controls.

Our products are subject to U.S. export controls, including the U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations or export to countries, governments, and persons targeted by U.S. sanctions. Under current U.S. export restrictions, our products may not be sold in certain jurisdictions in which certain of our non-U.S. based customers have operations. As a result, such customers may choose to use solutions other than ours. While we take precautions to prevent our products and services from being exported in violation of these laws, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in fines or penalties. In the event of criminal knowing and willful violations of these laws, fines and possible incarceration for responsible employees and managers could be imposed.

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

Our success and ability to compete depend in part upon our intellectual property. We have filed applications for a number of patents, and currently, we have only six issued U.S. and two Japanese patents. We rely primarily on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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

Our estimate of the market size for our solutions that we have provided publicly, sometimes referred to as total addressable market or TAM, is subject to significant uncertainty and is based on assumptions and estimates, including our internal analysis and industry experience, which may not prove to be accurate. These estimates are, in part, based upon the size of the general application areas in which our solutions are targeted. Our ability to serve a significant portion of this estimated market is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. For example, in order to address the entire TAM we have identified, we must continue to enhance and add functionality to our existing solutions and introduce new solutions. Accordingly, even if our estimate of the market size is accurate, we cannot assure you that our business will serve a significant portion of this estimated market for our solutions.

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

We must continue to monitor and assess our internal control over financial reporting. As disclosed in Item 9B of this annual report on Form 10-K, our management has concluded that our internal control over financial reporting is effective as of January 31, 2017, which report has been attested to by our independent registered public accounting firm. If in the future we have additional material weaknesses, we may not detect errors on a timely basis and our financial statements may be materially misstated. Additionally, if in the future we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, are unable to assert that our internal controls over financial reporting are effective, identify material weaknesses in our internal controls over financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar transactional taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.

We do not collect sales and use, value added and similar transactional taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable or that we are not required to collect such taxes with respect to the jurisdiction. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our results of operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

Unanticipated changes in our effective tax rate, including as a result of our international operations, could harm our future results.

We are subject to income taxes in the United States and various foreign jurisdictions (including Australia, Belgium, Brazil, Canada, China, France, Germany, Hungary, India, Israel, Italy, Japan, Singapore, South Korea, Spain, Switzerland, Thailand, Ukraine and the United Kingdom) and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions and complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Tax rates in the jurisdictions in which we operate may change as a result of factors outside of our control or relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position. Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the valuation of deferred tax assets and liabilities, adjustments to income taxes upon finalization of tax returns, changes in available tax credits, decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes, and changes in federal, state or international tax laws and accounting principles. In addition, because substantially all of our intellectual property resides in the United States and is licensed through our parent U.S. entity, our effective tax rate may be higher than other companies that maintain and license intellectual property from outside the United States. Increases in our effective tax rate would reduce our profitability or in some cases increase our losses.

The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. The Organization for Economic Co-operation and Development, which represents a coalition of member countries, is supporting changes to numerous long-standing tax, including changes to the practice of shifting profits among affiliated entities located in different tax jurisdictions. Furthermore, a number of countries where we do business, including the United States and many countries in the European Union, are considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational corporations. The increasingly complex global tax environment could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.

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

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our solutions, attracting new customers, and generating and maintaining profitability. Currently, our brand may be less recognized by the key decision makers at the potential customers for our more recently announced solutions, including Veeva Vault CTMS, Veeva Vault EDC and our solutions for companies in industries other than life sciences. Brand promotion activities may not generate customer awareness or increase revenues, and even if they do, any increase in revenues may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses attempting to promote and maintain our brand, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.

We have incurred and will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and has made some activities more time consuming and costly. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our management and other personnel may need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we are incurring and expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Although we have hired additional employees to comply with these requirements, we may need to hire more accounting, legal and financial staff in the future with appropriate public company experience and technical accounting knowledge to meet these requirements. We cannot accurately predict or estimate the amount or timing of additional costs we may incur as a result of becoming a public company. Further, if our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

We have recently initiated a program during our fiscal year ending January 31, 2018 to engage in the hedging of our foreign currency transactions and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

If the market for cloud-based solutions develops more slowly than we expect or declines, our revenues could decrease and our business could be adversely affected.

The market for cloud-based solutions is not as mature as the market for on-premise enterprise software in the life sciences and other regulated industries, and it is uncertain whether cloud-based solutions will sustain high levels of customer demand and market acceptance in these industries. The continued expansion of cloud-based solutions, particularly in the life sciences industry, depends on a number of factors, including the cost, performance and perceived value associated with cloud-based solutions, as well as the ability of providers of cloud-based solutions to address and maintain security, privacy and unique regulatory requirements or concerns. If we or other cloud-based solution providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based solutions in the life sciences industry, including our solutions, may be adversely affected. If cloud-based solutions do not continue to achieve more widespread adoption in the life sciences industry, or there is a reduction in demand for cloud-based solutions, our revenues could decrease and our business could be adversely affected.

Risks Related to Ownership of Our Class A Common Stock

Our Class A common stock price has been and will likely continue to be volatile.

The trading price of our Class A common stock has been and will likely continue to be volatile for the foreseeable future. Since shares of our Class A common stock were sold in our initial public offering in October 2013 at a price of $20.00 per share, our stock price has ranged from $17.11 to $51.48 through March 28, 2017. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our Class A common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. In addition to those risks described in this “Risk Factors” section, there are many other risks that could impact the value of our common stock, including:

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2017, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 76.7% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

In addition, as of January 31, 2017, we had options outstanding that, if exercised, would result in the issuance of additional shares of Class A or Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of January 31, 2017, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of January 31, 2017, are described in note 10 of the notes to our condensed consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

We also lease offices in San Francisco and San Carlos, California; Princeton, New Jersey; New York, New York; Hilliard, Ohio; Fort Washington and Radnor, Pennsylvania; Australia; Brazil; Canada; China; France; Germany; Hungary; India Japan; Korea; Mexico; Singapore; Spain; Thailand and the United Kingdom. We expect to expand our facilities capacity in certain field locations during our fiscal year ending January 31, 2018. We may further expand our facilities capacity after January 31, 2018 as our employee base grows. We believe that we will be able to obtain additional space on commercially reasonable terms.

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

On December 9, 2015, the purported stockholder filed an amended complaint. On February 1, 2016, the Criterion Defendants filed a motion to dismiss the amended complaint, which the Court granted in part on July 5, 2016. On July 29, 2016, the purported stockholder filed a second amended complaint. On September 21, 2016, the Criterion Defendants moved to dismiss the second amended complaint and a hearing on the motion to dismiss was held on December 7, 2016. The Court has not yet ruled on the Criterion Defendants’ motion to dismiss. Pursuant to Court order, we are not required to answer the complaint until after the Court has ruled on the Criterion Defendants’ motion to dismiss.

We have engaged counsel to monitor the claims against the Criterion Defendants.

IMS Litigation Matter.

IMS’s Complaint Alleging Theft of Trade Secrets. On January 10, 2017, Quintiles IMS Incorporated and IMS Software Services, Ltd. (collectively, “IMS”) filed a complaint against us in the U.S. District Court for the District of New Jersey (Quintiles IMS Inc. v. Veeva Systems Inc. (No. 2:17-cv-00177)). In the complaint, IMS alleges that we have used unauthorized access to proprietary IMS data to improve our software and data products, and that our software is designed to steal IMS trade secrets. IMS further alleges that we have intentionally gained unauthorized access to IMS proprietary information to gain an unfair advantage in marketing our products, and that we have made false statements concerning IMS’s conduct and our data security capabilities.  IMS asserts claims under both federal and state theft of trade secret laws, federal false advertising law, and common law claims for unjust enrichment, tortious interference, and unfair trade practices. The complaint seeks declaratory and injunctive relief and unspecified monetary damages.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that IMS’s claims lack merit. We have retained outside counsel, and we have begun vigorously defending ourselves against IMS’s lawsuit.

On March 13, 2017, we filed our Answer and Counterclaims to IMS’s complaint, a motion to dismiss all of IMS’s claims except for those asserted under the Lanham Act, and a motion to transfer the case to the U.S. District Court for the Northern District of California under 14 U.S.C. § 1404(a).

The Court has not yet ruled on our motion to dismiss or motion to transfer. Discovery has not yet begun, no case management schedule has been set, and no trial date has been set.

Veeva’s Counterclaim Complaint Alleging Violations of Federal and State Antitrust Laws. On March 13, 2017, we filed counterclaims in the action instituted by IMS in the U.S. District Court for the District of New Jersey.

Our counterclaims allege that IMS has abused monopoly power as the dominant provider of data products for life sciences companies to exclude Veeva OpenData and Veeva Network from their respective markets. The counterclaims allege that IMS has engaged in various tactics to prevent customers from using our applications and has deliberately raised costs and difficulty for customers attempting to switch from IMS to our data products.

The counterclaims assert federal and state antitrust claims, as well as claims under California’s Unfair Practices Act and common law claims for intentional interference with contractual relations and intentional interference with prospective economic advantage. The counterclaims seek injunctive relief, monetary damages exceeding $200 million, and attorneys’ fees.

IMS’s responsive pleading is due April 17, 2017.

Medidata Litigation Matter.

On January 26, 2017, Medidata Solutions, Inc. filed a complaint in the U.S. District Court for the Southern District of New York (Medidata Solutions, Inc. v. Veeva Systems Inc. et al. (No. 1:17-cv-00589)) against us and five individual Veeva employees who previously worked for Medidata (“Individual Employees”). The Complaint alleged that we induced and conspired with the Individual Employees to breach their employment agreements, including non-compete and confidentiality provisions, and to misappropriate Medidata’s confidential and trade secret information. The Complaint sought declaratory and injunctive relief, unspecified monetary damages, and attorneys' fees.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that Medidata’s claims lack merit. We have retained outside counsel, and we have begun vigorously defending ourselves against Medidata’s lawsuit.

On February 21, 2017, we notified Medidata by letter of our intent to compel arbitration and stay the action. On February 21, 2017, Medidata and its subsidiary MDSOL Europe Limited (collectively, “Medidata”) filed a First Amended Complaint asserting the same allegations and claims. On March 1, 2017, Medidata voluntarily dismissed the Individual Defendants without prejudice. On March 3, 2017, we filed a motion to compel the entire matter to private arbitration, which Medidata opposed. The motion is still pending before the Court.

From time to time, we may be involved in other legal proceedings and subject to claims incident to the ordinary course of business. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any other legal proceedings, the outcome of which, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial position. Regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

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

	High	Low
Fiscal year ended January 31, 2017
First quarter	$27.65	$20.61
Second quarter	$37.99	$26.71
Third quarter	$42.06	$37.31
Fourth quarter	$47.36	$37.54
Fiscal year ended January 31, 2016
First quarter	$32.69	$24.26
Second quarter	$29.00	$26.31
Third quarter	$26.53	$22.83
Fourth quarter	$28.99	$23.06

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

Stockholders

As of January 31, 2017, we had 18 holders of record of our Class A common stock and 100 holders of record of our Class B common stock. The actual number of holders of Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

# COMPARISON OF 39 MONTH CUMULATIVE TOTAL RETURN*

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
10/16/13
1/14
1/15
1/16
1/17
Veeva Systems Inc.
S&P 500
S&P 1500 Application Software Index

	10/16/2013	1/31/2014	1/31/2015	1/31/2016	1/31/2017
Veeva Systems Inc.	100.00	85.55	77.40	64.85	113.91
S&P 500	100.00	106.69	121.87	121.06	145.32
S&P 1500 Application Software Index	100.00	108.05	118.44	136.00	170.39

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of income data for our fiscal years ended January 31, 2017, 2016 and 2015, and the selected consolidated balance sheet data as of January 31, 2017 and 2016 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of income data for fiscal years ended January 31, 2014 and 2013 and the consolidated balance sheet data as of January 31, 2015, 2014 and 2013 are derived from audited consolidated financial statements which, are not included in this Form 10-K.

	Fiscal Year Ended January 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Income Data:	(in thousands, except share data)
Revenues:
Subscription services	$434,316	$316,314	$233,063	$146,621	$73,280
Professional services and other	109,727	92,907	80,159	63,530	56,268
Total revenues	544,043	409,221	313,222	210,151	129,548
Cost of revenues(1):
Cost of subscription services	94,386	71,180	55,005	36,199	18,852
Cost of professional services and other	79,295	71,034	60,653	46,403	38,164
Total cost of revenues	173,681	142,214	115,658	82,602	57,016
Gross profit	370,362	267,007	197,564	127,549	72,532
Operating expenses(1):
Research and development	96,750	65,976	41,156	26,327	14,638
Sales and marketing	116,803	80,984	56,203	41,507	19,490
General and administrative	48,841	41,458	30,239	20,411	8,371
Total operating expenses	262,394	188,418	127,598	88,245	42,499
Operating income	107,968	78,589	69,966	39,304	30,033
Other income (expense), net	1,667	28	(2,780)	(804)	(940)
Income before income taxes	109,635	78,617	67,186	38,500	29,093
Provision for income taxes	40,831	24,157	26,803	14,885	10,310
Net income	$68,804	$54,460	$40,383	$23,615	$18,783
Net income attributable to Class A and Class B common stockholders, basic and diluted	$68,801	$54,413	$40,138	$10,405	$3,480
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.51	$0.41	$0.31	$0.20	$0.17
Diluted	$0.47	$0.38	$0.28	$0.15	$0.11
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	135,698	132,020	127,713	51,725	20,887
Diluted	147,578	144,977	144,204	68,024	30,599

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,109	$563	$273	$118	$3
Cost of professional services and other	6,002	3,858	2,272	902	120
Research and development	11,937	7,249	3,844	1,700	238
Sales and marketing	13,271	6,861	3,221	1,788	140
General and administrative	8,479	5,727	4,715	2,442	214
Total stock-based compensation	$40,798	$24,258	$14,325	$6,950	$715

	As of January 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$217,606	$132,179	$129,253	$262,507	$31,890
Short-term investments	301,266	214,024	268,620	25,625	14,276
Working capital	465,081	314,685	366,314	267,115	32,601
Deferred revenue	213,562	157,419	112,960	67,380	38,785
Total assets	917,700	705,799	544,890	370,308	89,820
Convertible preferred stock	—	—	—	—	6,933
Additional paid-in capital	440,677	361,691	317,881	231,534	2,101
Total stockholders' equity	652,978	505,249	406,833	280,096	33,966

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Veeva is a leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of the life sciences industry. Our products are designed to meet the unique needs of life sciences companies for their most strategic business functions—from research and development to commercialization. Our products are designed to help life sciences companies bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations.

Veeva Commercial Cloud, and in particular Veeva CRM, has made up the vast majority of our revenue historically. In our fiscal year ended January 31, 2017, we derived approximately 71% of our subscription services revenues and 68% of our total revenues from our Veeva Commercial Cloud solutions. The contribution of subscription services revenues and total revenues associated with our Veeva Vault solutions are expected to increase as a percentage of subscription services revenues and total revenues going forward. However, as compared to Veeva CRM, we have less experience selling Veeva Vault and certain applications within Veeva Commercial Cloud, including Veeva Network, our data offerings, and our newer multichannel customer relationship management applications. We are now extending our solutions to adjacent industries in North America and Europe, including manufacturing, both process and discrete, and highly regulated services of all types. Although certain of our Veeva Vault applications have begun to achieve meaningful market acceptance within the life sciences industry, to the extent that our more recently introduced solutions do not continue to achieve significant market acceptance, our business and results of operations may be adversely affected.

For our fiscal years ended January 31, 2017, 2016 and 2015, our total revenues were $544.0 million, $409.2 million and $313.2 million, respectively, representing year-over-year growth in total revenues of 33% in fiscal year ended January 31, 2017 and 31% in fiscal year ended January 31, 2016. For our fiscal years ended January 31, 2017, 2016 and 2015, our subscription services revenues were $434.3 million, $316.3 million and $233.1 million, respectively, representing year-over-year growth in subscription services revenues of 37% is fiscal year ended January 31, 2017 and 36% in fiscal year ended January 31, 2016. We expect the growth rate of our total revenues and subscription services revenues to decline in future periods. We generated net income of $68.8 million, $54.5 million and $40.4 million for our fiscal years ended January 31, 2017, 2016 and 2015, respectively. As of January 31, 2017, 2016 and 2015, we served 517, 400 and 276 customers, respectively. Our customer totals for each of our major solutions as of January 31, 2017, were 259 for Veeva CRM, 334 for Veeva Vault, 90 for Veeva OpenData, and 47 for Veeva Network. A single customer may be counted in more than one solution category if the customer has purchased multiple solutions. Many of our Veeva Vault applications are used by smaller, earlier stage pre-commercial companies, some of which may not reach the commercialization stage. Thus, the potential number of Veeva Vault customers is significantly higher than the potential number of customers that use our commercial solutions.

Additionally, in September 2015, we completed our acquisition of the companies referred to as “Zinc Ahead” in an all-cash transaction. We are incorporating functionality from the Zinc Ahead products into our Veeva Vault PromoMats application. We have begun to and will seek to continue to convert the end users of the Zinc Ahead solutions to our Vault PromoMats application over time. However, we may not retain and convert existing Zinc Ahead customers to our Vault PromoMats application to the extent we previously planned, which could adversely affect our business. Customers who elect to use Zinc Ahead’s Zinc MAPS product will be supported through at least 2020.

For a further description of our business and products, see “Business” above.

Key Factors Affecting Our Performance

Investment in Growth. We have invested and intend to continue to invest aggressively in expanding the breadth and depth of our product portfolio. We expect to continue to invest in research and development, to expand existing solutions and build new solutions; in sales and marketing, to promote our solutions to new and existing customers and in existing and expanded geographies and industries; in professional services to ensure the success of our customers’ implementations of our solutions; and in other operational and administrative functions to support our expected growth. We anticipate that our headcount will increase as a result of these investments. We also expect our total operating expenses will continue to increase over time, which could have a negative impact on our operating margin.

Adoption of Our Solutions by Existing and New Customers. Most of our customers initially deploy our solutions to a limited number of end users within a division or geography and may only initially deploy a limited set of our available solutions. Our future growth is dependent upon our existing customers’ continued success and their renewals of subscriptions to our solutions, expanded deployment of our solutions within their organizations, and their purchase of subscriptions to additional solutions. Our growth is also dependent on the adoption of our solutions by new customers.

Subscription Services Revenue Retention Rate. A key factor to our success is the renewal and expansion of our existing subscription agreements with our customers. We calculate our annual subscription services revenue retention rate for a particular fiscal year by dividing (i) annualized subscription revenue as of the last day of that fiscal year from those customers that were also customers as of the last day of the prior fiscal year by (ii) the annualized subscription revenue from all customers as of the last day of the prior fiscal year. Annualized subscription revenue is calculated by multiplying the daily subscription revenue recognized on the last day of the fiscal year by 365. This calculation includes the impact on our revenues from customer non-renewals, expanded deployment of our solutions within their organizations, deployments of additional solutions or discontinued use of solutions by our customers, and price changes for our solutions. Historically, the impact of price changes on our subscription services revenue retention rate has been minimal. For our fiscal years ended January 31, 2017, 2016 and 2015, our subscription services revenue retention rate was 127%, 125% and 138%, respectively.

Mix of Subscription and Professional Services Revenues. We believe our investments in professional services have driven customer success and facilitated the further adoption of our solutions by our customers. During the initial period of deployment by a customer, we generally provide a greater amount of configuration, implementation and training than later in the deployment. At the same time, many of our customers have historically purchased subscriptions for a limited set of their total potential end users or less than full adoption during their initial deployments. As a result of these factors, the proportion of total revenues for a customer associated with professional services is relatively high during the initial deployment period. Over time, we have observed and continue to expect the mix of total revenues to shift more toward subscription services revenues. As a result, we expect the proportion of our total revenues from subscription services to increase over time.

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. In addition, our acquired Zinc Ahead business had a limited number of perpetual license agreements with accompanying maintenance and hosting fees. We have included such on-going maintenance and hosting fees in our subscription services revenues. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. For our fiscal year ended January 31, 2017, subscription services revenues constituted 80% of total revenues and professional services and other revenues constituted 20% of total revenues.

We enter into master subscription agreements with our customers and count each distinct master subscription agreement that has not terminated or expired and that has orders for which we have recognized revenue in a quarter as a distinct customer for purposes of determining our total number of current customers as of the end of that quarter. We generally enter into a single master subscription agreement with each customer, although in some instances, affiliated legal entities within the same corporate family may enter into separate master subscription agreements. Divisions, subsidiaries and operating units of our customers often place distinct orders for our subscription services under the same master subscription agreement, and we do not count such distinct orders as new customers for purposes of determining our total customer count. With respect to data services customers that have not purchased one of our software solutions, we count as a distinct customer the party to each agreement that has a known and recurring payment obligation. For purposes of determining our total customer count, we count each entity that uses a legacy Zinc Ahead product as a distinct customer if such entity is not otherwise a customer of ours.

New subscription orders typically have a one-year term and automatically renew unless notice of cancellation is provided in advance. If a customer adds end users or solutions to an existing order, such additional orders will generally be coterminus with the anniversary date of the initial order, and as a result, orders for additional end users or solutions will commonly have an initial term of less than one year. Subscription orders are generally billed at the beginning of the subscription commencement date in annual or quarterly increments. Because the term of orders for additional end users or solutions is commonly less than one year and payment terms may also be quarterly, the annualized value of such orders that we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the adjustment had not occurred. Additionally, if a coterminus order of less than one year renews in the same fiscal year in which it was originally signed and has annual billing terms, the order will generate more deferred revenue in that fiscal year than the annual contract value of that order. Accordingly, we do not believe that change in deferred revenue or calculated billings, a metric commonly cited by financial analysts that is the sum of the change in deferred revenue plus revenue, are accurate indicators of future revenues for any given period of time. More recently and with respect to solutions other than our core sales automation solution, we have begun to enter into orders with terms of up to five years. Such multi-year orders are billed in annual or quarterly increments.

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

Research and Development. Research and development expenses consist primarily of employee-related expenses and allocated overhead, offset by any internal-use software development costs capitalized during the same period. We continue to focus our research and development efforts on adding new features and applications, increasing the functionality and enhancing the ease of use of our cloud-based applications.

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing program costs, amortization expense associated with purchased intangibles related to our acquired customer contracts, customer relationships and brand, travel-related expenses and allocated overhead. Sales commissions and other program spend costs are expensed as incurred. Consequently, the recognition of this expense on our income statement generally precedes the recognition of the related revenue.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of transaction gains or losses on foreign currency, interest income and amortization of premiums paid on investments.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Fiscal Year Ended January 31,
	2017	2016	2015
	(in thousands)
Consolidated Statements of Income Data:
Revenues:
Subscription services	$434,316	$316,314	$233,063
Professional services and other	109,727	92,907	80,159
Total revenues	544,043	409,221	313,222
Cost of revenues(1):
Cost of subscription services	94,386	71,180	55,005
Cost of professional services and other	79,295	71,034	60,653
Total cost of revenues	173,681	142,214	115,658
Gross profit	370,362	267,007	197,564
Operating expenses(1):
Research and development	96,750	65,976	41,156
Sales and marketing	116,803	80,984	56,203
General and administrative	48,841	41,458	30,239
Total operating expenses	262,394	188,418	127,598
Operating income	107,968	78,589	69,966
Other income (expense), net	1,667	28	(2,780)
Income before income taxes	109,635	78,617	67,186
Provision for income taxes	40,831	24,157	26,803
Net income	$68,804	$54,460	$40,383

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,109	$563	$273
Cost of professional services and other	6,002	3,858	2,272
Research and development	11,937	7,249	3,844
Sales and marketing	13,271	6,861	3,221
General and administrative	8,479	5,727	4,715
Total stock-based compensation	$40,798	$24,258	$14,325

	Fiscal Year Ended January 31,
	2017	2016	2015
Consolidated Statements of Income Data:
Revenues:
Subscription services	79.8%	77.3%	74.4%
Professional services and other	20.2	22.7	25.6
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of subscription services	17.3	17.4	17.6
Cost of professional services and other	14.6	17.4	19.4
Total cost of revenues	31.9	34.8	37.0
Gross profit	68.1	65.2	63.0
Operating expenses:
Research and development	17.8	16.1	13.1
Sales and marketing	21.5	19.8	17.9
General and administrative	9.0	10.1	9.6
Total operating expenses	48.3	46.0	40.6
Operating income	19.8	19.2	22.4
Other income (expense), net	0.3	—	(0.9)
Income before income taxes	20.1	19.2	21.5
Provision for income taxes	7.5	5.9	8.6
Net income	12.6%	13.3%	12.9%

Revenues

	Fiscal Year Ended January 31,			2017 to 2016	2016 to 2015
	2017	2016	2015	% Change	% Change
	(dollar amounts in thousands)
Revenues:
Subscription services	$434,316	$316,314	$233,063	37%	36%
Professional services and other	109,727	92,907	80,159	18	16
Total revenues	$544,043	$409,221	$313,222	33	31

Percentage of revenues:
Subscription services	80%	77%	74%
Professional services and other	20	23	26
Total revenues	100%	100%	100%

Fiscal 2017 Compared to Fiscal 2016.

Total revenues increased $134.8 million, of which $118.0 million was from growth in subscription services revenues. The increase in subscription services revenue consisted of $69.0 million of subscription services revenue attributable to Veeva Vault solutions, including the full year contribution from the acquired Zinc Ahead business, and $49.0 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues, which is primarily measured by the estimated location of the end users of our subscription services, was 53% from North America, 30% from Europe and other and 17% from Asia in fiscal year ended January 31, 2017 as compared to subscription services revenues of 53% from North America, 28% from Europe and other and 19% from Asia in fiscal year ended January 31, 2016.

Professional services and other revenues increased $16.8 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The geographic mix of professional services and other revenues, as measured by the estimated location of the resources performing the services, was 60% from North America, 28% from Europe and other and 12% from Asia in fiscal year ended January 31, 2017 as compared to 62% from North America, 27% from Europe and other and 11% from Asia in fiscal year ended January 31, 2016.

Subscription services revenues were 80% of total revenues for fiscal year ended January 31, 2017, compared to 77% of total revenues for fiscal year ended January 31, 2016, reflecting the faster growth rate of our subscription services revenues as compared to the growth rate of our professional services and other revenues as our customers have expanded their use of our solutions across new divisions, new geographies, and new products. Existing customers often do not require the same level of professional services for subsequent additions of subscription services compared with the level required for new customers.

Fiscal 2016 Compared to Fiscal 2015.

Total revenues increased $96.0 million, of which $83.3 million was from subscription services revenues. The increase in subscription services revenue consisted of $37.2 million of subscription services revenue attributable to Veeva Vault solutions and $46.1 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The acquired Zinc Ahead business contributed $6.0 million in subscription services revenue from September 29, 2015, the date of acquisition, through January 31, 2016. The geographic mix of subscription services revenues, as measured by the estimated location of the end users for subscription services, were 53% from North America, 28% from Europe and other and 19% from Asia in fiscal year ended January 31, 2016 as compared to subscription services revenues of 54% from North America, 26% from Europe and other and 20% from Asia in fiscal year ended January 31, 2015.

Professional services and other revenues increased $12.7 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The acquired Zinc Ahead business contributed $0.7 million in professional services and other revenue from September 29, 2015, the date of acquisition, through January 31, 2016. Professional services revenues from North America, as measured by the estimated location of the user for which the services were performed, made up 62% of professional services revenues in fiscal year ended January 31, 2016 and 59% of professional services revenues in fiscal year ended January 31, 2015. This shift in geographic revenue mix was primarily due to the more rapid rate of revenue growth from deployments in North America as compared to the combined rate of revenue growth from deployments in Europe and Asia.

Subscription services revenues were 77% of total revenues for fiscal year ended January 31, 2016, compared to 74% of total revenues for fiscal year ended January 31, 2015, reflecting the faster growth rate of our subscription services revenues as compared to the growth rate of our professional services and other revenues as our customers expanded their use of our solutions across new divisions, new geographies, and new products.

Over time, we expect the proportion of our total revenues from subscription services to increase.

Costs and Expenses

	Fiscal Year Ended January 31,			2017 to 2016	2016 to 2015
	2017	2016	2015	% Change	% Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$94,386	$71,180	$55,005	33%	29%
Cost of professional services and other	79,295	71,034	60,653	12	17
Total cost of revenues	$173,681	$142,214	$115,658	22	23

Gross margin percentage:
Subscription services	78%	77%	76%
Professional services and other	28	24	24
Total gross margin percentage	68%	65%	63%
Gross profit	$370,362	$267,007	$197,564	39%	35%
Headcount (at period end)	623	512	372	22%	38%

Fiscal 2017 Compared to Fiscal 2016. Cost of revenues increased $31.5 million, of which $23.2 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of users of our subscription services, which drove an increase of $7.0 million in fees paid to salesforce.com, a $4.7 million increase in third-party data center costs, and a $3.3 million increase in costs primarily related to third party data stewards for KOL and OpenData products. In addition, we had a 40% increase in the headcount of our subscription services team, which drove a $5.5 million increase in employee compensation-related costs (includes an increase of $0.5 million in stock-based compensation and the full year impact of the headcount from the acquired Zinc Ahead business). We also had a $1.6 million increase in amortization of purchased intangibles primarily as a result of the Zinc Ahead acquisition. We expect cost of subscription services revenues to increase in absolute dollars in the near term as we enter into new orders for our subscription services.

Cost of professional services and other revenues increased $8.3 million, primarily due to a 15% increase in headcount of our professional services team, which drove a $10.6 million increase in employee compensation-related costs (includes an increase of $2.2 million in stock-based compensation and the full year impact of the headcount from the acquired Zinc Ahead business). This increase was offset by a decrease of $3.4 million in third-party subcontractor costs. We expect cost of professional services and other revenues to increase as we add personnel to our global professional services organization.

Fiscal 2016 Compared to Fiscal 2015. Cost of revenues increased $26.6 million, of which $16.2 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of users of our subscription services, which drove an increase of $8.5 million in fees paid to salesforce.com, a $2.7 million increase in third-party data center costs, a $2.0 million increase in employee compensation-related costs (includes the impact of an increase of $0.3 million in stock-based compensation and a 49% increase in the headcount of our subscription services team, including headcount from the acquired Zinc Ahead business), and a $1.3 million increase in amortization of purchased intangibles.

Cost of professional services and other revenues increased $10.4 million, primarily due to a $7.7 million increase in employee compensation-related costs (includes the impact of an increase of $1.6 million in stock-based compensation and a 34% increase in the headcount of our professional services team, including headcount from the acquired Zinc Ahead business) and an increase of $2.3 million in third-party subcontractor costs.

Gross profit as a percentage of total revenues for year ended January 31, 2017, 2016 and 2015 was 68%, 65% and 63%, respectively. The increases compared to the prior periods is largely due to an increase in the proportion of total revenues attributable to subscription services revenues, which have higher gross margins, as compared to professional services and other revenues, as well as the continued growth of our Veeva Vault, Veeva Network master data management solutions, and our newer multichannel customer relationship management applications that compliment Veeva CRM, all of which have slightly higher subscription services gross margins than our core Veeva CRM application.

Operating Expenses and Operating Margin

Operating expenses include research and development, sales and marketing and general and administrative expenses. As we continue to invest in our growth through hiring, we expect operating expenses to increase in absolute dollars and as a percentage of revenue for the foreseeable future which could result in a slight decrease in our operating margin.

Research and Development

	Fiscal Year Ended January 31,			2017 to 2016	2016 to 2015
	2017	2016	2015	% Change	% Change
	(dollars in thousands)
Research and development	$96,750	$65,976	$41,156	47%	60%
Percentage of total revenues	18%	16%	13%
Headcount (at period end)	607	480	286	26%	68%

Fiscal 2017 Compared to Fiscal 2016. Research and development expenses increased $30.8 million, primarily due to a 26% increase in headcount during the period, which drove an increase of $27.3 million in employee compensation-related costs (includes an increase of $4.7 million in stock-based compensation and the full year impact of the headcount acquired from the acquired Zinc Ahead business). The expansion of our headcount in this area is to support the increased number of products that are under development.

Fiscal 2016 Compared to Fiscal 2015. Research and development expenses increased $24.8 million, primarily due to an increase of $19.5 million in employee compensation-related costs (includes the impact of an increase of $3.4 million in stock-based compensation). Our headcount in research and development increased 68% during the period, including employees from the acquired Zinc Ahead business. The expansion of our headcount is to support the increased number of products that are under development and, to a lesser extent, reflects headcount from the acquired Zinc Ahead business. We also had an increase in facility-related expenses of $1.2 million, primarily the result of the move into our new corporate headquarters, and an increase of $0.9 million in third-party consulting services related to the development of our solution offerings.

We expect research and development expenses to increase in absolute dollars in the near term, primarily due to higher headcount as we continue to add research and development personnel and invest in our solutions.

Sales and Marketing

	Fiscal Year Ended January 31,			2017 to 2016	2016 to 2015
	2017	2016	2015	% Change	% Change
	(dollars in thousands)
Sales and marketing	$116,803	$80,984	$56,203	44%	44%
Percentage of total revenues	22%	20%	18%
Headcount (at period end)	401	338	200	19%	69%

Fiscal 2017 Compared to Fiscal 2016. Sales and marketing expenses increased $35.8 million, primarily due to a 19% increase in headcount, which drove an increase of $29.1 million in employee compensation-related costs (includes an increase of $6.4 million in stock-based compensation and the full-year impact of the headcount from the acquired Zinc Ahead business as well as an increase of $5.5 million in sales commissions). In addition, there was a $2.4 million increase in amortization expense primarily associated with the Zinc Ahead purchased intangibles related to acquired customer contracts, customer relationships and brand as well as a $1.3 million increase in travel-related costs.

Fiscal 2016 Compared to Fiscal 2015. Sales and marketing expenses increased $24.8 million, primarily due to an increase of $17.6 million in employee compensation-related costs (includes the impact of an increase of $3.6 million in stock-based compensation, an increase of $3.3 million in sales commissions and a 69% increase in headcount, including headcount from the acquired Zinc Ahead business) The sales and marketing expense also reflects an increase of $2.0 million in marketing program costs, a $1.6 million increase in travel-related costs, and a $1.4 million increase in amortization expense associated with purchased intangibles related to our to customer contracts, customer relationships and brand.

We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our newer solutions and our continued expansion of our sales capacity across all our solutions both inside and outside of the life sciences market.

General and Administrative

	Fiscal Year Ended January 31,			2017 to 2016	2016 to 2015
	2017	2016	2015	% Change	% Change
	(dollars in thousands)
General and administrative	$48,841	$41,458	$30,239	18%	37%
Percentage of total revenues	9%	10%	10%
Headcount (at period end)	163	144	93	13%	55%

Fiscal 2017 Compared to Fiscal 2016. General and administrative expenses increased $7.4 million, primarily due to a 13% increase in headcount which drove an increase of $6.9 million in employee compensation-related costs (includes an increase of $2.8 million in stock-based compensation and the full year impact of the headcount from the acquired Zinc Ahead business), an increase of $1.1 million in deferred compensation associated with the acquired Zinc Ahead business, and an increase of $0.7 million in expense for software subscriptions for internal use. This increase was offset by $2.2 million in one-time transaction costs for the acquired Zinc Ahead business in the prior period.

Fiscal 2016 Compared to Fiscal 2015. General and administrative expenses increased $11.2 million, primarily due to increases of $4.8 million in employee compensation-related costs (includes the impact of an increase of $1.0 million in stock-based compensation and a 55% increase in headcount, including headcount from the acquired Zinc Ahead business), $2.3 million in one-time transaction costs for the acquired Zinc Ahead business, $1.2 million in deferred compensation associated with the acquired Zinc Ahead business, an increase of $1.0 million in expense for software subscriptions for internal use, $0.9 million related to the early termination of the lease for our former headquarters building, and an increase of $0.7 million in taxes and licenses, off-set by a decrease of $1.4 million in third-party professional services costs.

We expect general and administrative expenses to continue to grow in absolute dollars in the near term, primarily due to higher headcount and additional expenses, such as fees related to third-party legal counsel, particularly in connection with the legal proceedings described in Item 3. “Legal Proceedings,” accounting, tax and audit services, as we continue to invest in our business.

Other Income (Expense), Net

	Fiscal Year Ended January 31,			2017 to 2016	2016 to 2015
	2017	2016	2015	% Change	% Change
	(dollars in thousands)
Other income (expense), net	$1,667	$28	$(2,780)	5854%	-101%

Fiscal 2017 Compared to Fiscal 2016. Other income, net increased $1.6 million, primarily due to $0.8 million higher interest income and a decrease of $0.8 million in foreign currency losses. The higher interest income net of investment amortization compared to the prior year period was primarily attributable to our higher cash and investment balances during the current year as well as lower cash and investment balances in the prior year period due to the Zinc Ahead acquisition. We continue to experience foreign currency fluctuations primarily due to the volatility in the value of the U.S. Dollar against the Euro and British Pound Sterling and the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.  Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen and Chinese Yuan. We may continue to experience favorable or adverse foreign currency impacts due to continued volatility in these currencies.

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

Provision for Income Taxes

	Fiscal Year Ended January 31,			2017 to 2016	2016 to 2015
	2017	2016	2015	% Change	% Change
	(dollars in thousands)
Income before income taxes	$109,635	$78,617	$67,186	39%	17%
Provision for income taxes	40,831	24,157	26,803	69	(10)
Effective tax rate	37.2%	30.7%	39.9%

Our effective tax rate was 37%, 31% and 40% for the years ended January 31, 2017, 2016 and 2015, respectively. Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that incur a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to earnings considered as indefinitely reinvested in foreign operations, state taxes, the permanent reenactment of the U.S. research and development tax credit which was signed into law in December 2015, equity compensation and the U.S. domestic production activity deduction. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation, as may be applicable. Differing tax rates in various jurisdictions could harm our results of operations and financial condition by increasing our overall tax rate.

Fiscal 2017 Compared to Fiscal 2016. Our effective tax rate increased 650 basis points primarily due to the absence of a one-time deferred tax asset benefit in the United States of 960 basis points, which was taken in the prior year period related to the Zinc Ahead acquisition, and a 300 basis-point increase associated with the mix of jurisdictional rates from foreign operations. These increases were partially offset by a 570 basis-point decrease from the release of valuation allowances in the same period.

Fiscal 2016 Compared to Fiscal 2015. Our effective tax rate decreased 920 basis points, primarily due to a 960 basis-point decrease from a one-time deferred tax asset benefit in the United States related to the Zinc Ahead acquisition, a 250 basis-point decrease from the U.S. research and development credit, a 150 basis-point decrease in U.S. domestic production activity deduction, offset by a 200 basis-point increase of the valuation allowance and a 150 basis-point increase associated with the mix of jurisdictional rates from our foreign operations.

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

•

Amortization of purchased intangibles. We incur amortization expense for purchased intangible assets in connection with acquisitions of certain businesses and technologies. Amortization of intangible assets is a non-cash expense and is inconsistent in amount and frequency because it is significantly affected by the timing, size of acquisitions and the inherent subjective nature of purchase price allocations. Because these costs have already been incurred and cannot be recovered, and are non-cash expenses, we exclude these expenses for internal management reporting processes. We also find it useful to exclude these charges when assessing the appropriate level of various operating expenses and resource allocations when budgeting, planning and forecasting future periods. Investors should note that the use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well.

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

•

Deferred compensation associated with the Zinc Ahead business acquisition. The Zinc Ahead share purchase agreement, as revised, called for share purchase consideration to be deferred and paid at a rate of one-third of the deferred consideration amount per year to certain former Zinc Ahead employee shareholders and option holders who remain employed with us on each deferred consideration payment date. In accordance with GAAP, these payments are being accounted for as deferred compensation and the expense is recognized over the requisite service period. We view this deferred compensation expense as an unusual acquisition cost associated with the Zinc Ahead acquisition and find it useful to exclude it in order to assess the appropriate level of various operating expenses to assist in budgeting, planning and forecasting future periods. We believe excluding this deferred compensation expense from our non-GAAP measures may allow investors to make more meaningful comparisons between our recurring operating results and those of other companies.

•

Income tax effects on the difference between GAAP and non-GAAP costs and expenses. The income tax effects that are excluded from the non-GAAP measures relate to the imputed tax impact on the difference between GAAP and non-GAAP costs and expenses due to stock-based compensation, purchased intangibles, capitalized internal-use software, and deferred compensation associated with the Zinc Ahead business acquisition for GAAP and non-GAAP measures. .

Limitations on the use of Non-GAAP financial measures

There are limitations to using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with GAAP and may be different from non-GAAP financial measures provided by other companies.

The non-GAAP financial measures are limited in value because they exclude certain items that may have a material impact upon our reported financial results. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which items are adjusted to calculate our non-GAAP financial measures. We compensate for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis and also by providing GAAP measures in our public disclosures.

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

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Fiscal Year Ended January 31,
	2017	2016	2015
Operating income on a GAAP basis	$107,968	$78,589	$69,966
Stock-based compensation expense	40,798	24,258	14,325
Amortization of purchased intangibles	8,216	4,308	1,650
Capitalization of internal-use software	(586)	(431)	(413)
Amortization of internal-use software	663	755	818
Deferred compensation associated with Zinc Ahead acquisition	2,815	1,120	—
Operating income on a non-GAAP basis	$159,874	$108,599	$86,346

Net income on a GAAP basis	$68,804	$54,460	$40,383
Stock-based compensation expense	40,798	24,258	14,325
Amortization of purchased intangibles	8,216	4,308	1,650
Capitalization of internal-use software	(586)	(431)	(413)
Amortization of internal-use software	663	755	818
Deferred compensation associated with Zinc Ahead acquisition	2,815	1,120	—
Income tax effect on non-GAAP adjustments	(12,759)	(10,017)	(3,573)
Net income on a non-GAAP basis	$107,951	$74,453	$53,190

Net income allocated to participating securities on a GAAP basis	$(3)	$(47)	$(245)
Net income allocated to participating securities from non-GAAP adjustments	1	(18)	(77)
Net income allocated to participating securities on a non-GAAP basis	(2)	(65)	(322)
Net income attributable to common stockholders on a non-GAAP basis	$107,949	$74,388	$52,868

Diluted net income per share on a GAAP basis	$0.47	$0.38	$0.28
Stock-based compensation expense	0.27	0.16	0.10
Amortization of purchased intangibles	0.06	0.03	0.01
Capitalization of internal-use software	—	—	—
Amortization of internal-use software	—	—	0.01
Deferred compensation associated with Zinc Ahead acquisition	0.02	0.01	—
Income tax effect on non-GAAP adjustments	(0.09)	(0.07)	(0.03)
Diluted net income per share on a non-GAAP basis	$0.73	$0.51	$0.37

Liquidity and Capital Resources

	Fiscal Year Ended January 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$144,011	$80,154	$67,574
Net cash used in investing activities	(96,652)	(96,683)	(272,018)
Net cash provided by financing activities	37,976	19,406	71,262
Effect of exchange rate changes on cash and cash equivalents	92	49	(72)
Net change in cash and cash equivalents	$85,427	$2,926	$(133,254)

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents and short-term investments, as well as cash flows generated from our operations. At January 31, 2017, our cash, cash equivalents and short-term investments totaled $518.9 million, of which $21.6 million represented cash and cash equivalents held outside of the United States. Non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States, and therefore no U.S. current or deferred taxes have been accrued related to these balances. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the United States. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

We have financed our operations primarily through cash generated from operations. We believe our existing cash, cash equivalents and short-term investments generated from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions and the continuing market acceptance of our solutions. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

On March 31, 2014, we closed a follow-on offering of which 1,390,000 shares of Class A common stock were sold by us, at a public offering price of $26.35 per share. Our proceeds from the offering were $34.5 million after deducting underwriting discounts and commissions and total offering expenses.

Cash Flows from Operating Activities

Our largest source of operating cash inflows is cash collections from our customers for subscription services. We also generate significant cash flows from our professional services arrangements. The first quarter of the fiscal year is seasonally the strongest quarter for cash inflows due to the timing of our billings and collections. Our primary uses of cash from operating activities are for employee-related expenditures, fees to salesforce.com, third-party professional services costs, employee travel costs, and leases for office space.

Fiscal 2017 Compared to Fiscal 2016. Net cash provided by operating activities was $144.0 million for the year ended January 31, 2017. Our cash provided by operating activities during the year ended January 31, 2017 primarily reflected our net income of $68.8 million, adjustments for non-cash items of $51.5 million, and the net increase in our operating assets and liabilities of $23.7 million. Non-cash charges included $40.8 million of stock-based compensation expense, $13.8 million of depreciation and amortization expense and $1.9 million of amortization of premiums on short-term investments. The net changes in operating assets and liabilities included an increase of $56.2 million in deferred revenue resulting primarily from increased orders from new and existing customers, which was offset by a decrease of $38.1 million in accounts receivable related to the seasonal nature of our billings and the timing of collections.

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

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for the acquisition of businesses and the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth, including the continuing build-out of our corporate headquarters located in Pleasanton, California.

Fiscal 2017 Compared to Fiscal 2016. Net cash used in investing activities was $96.7 million for the year ended January 31, 2017 resulting primarily from $314.8 million in purchases of short-term investments and $6.9 million in cash used for purchases of property and equipment to support the growth of our business, including the build-out of our new corporate headquarters. The cash outflows were offset by $225.6 million provided from net maturities of marketable securities.

Fiscal 2016 Compared to Fiscal 2015. Net cash used in investing activities was $96.7 million for the year ended January 31, 2016 resulting primarily from $126.2 million used in the acquisition of two businesses (comprised of $116.5 million in cash used to complete the acquisition of Zinc Ahead and $9.7 million in cash used to complete the acquisition of Qforma CrowdLink) and $21.2 million in cash used for purchases of property and equipment primarily for the build-out of our corporate headquarters. The cash outflows were offset by $51.6 million provided from net maturities of marketable securities.

We expect the cash flows used in investing activities to increase in the near term as we continue to build-out our corporate headquarters. We expect capital expenditures from the corporate headquarters build-out to be approximately $6.0 million over the next three fiscal quarters.

Cash Flows from Financing Activities

The cash flows from financing activities relate to excess tax benefits from our stock plans and stock option exercises.

Fiscal 2017 Compared to Fiscal 2016. Net cash provided by financing activities was $38.0 million for the year ended January 31, 2017 resulting from $25.6 million in excess tax benefits from our employee stock plans and $12.4 million in proceeds from employee stock option exercises.

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

As of January 31, 2017, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Purchase commitments	$351,399	$5,229	$—	$96,170	$250,000
Operating lease obligations	12,855	3,418	5,934	2,835	668
Total	$364,254	$8,647	$5,934	$99,005	$250,668

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

Stock-Based Compensation

We consider compensation expense related to stock-based transactions, including the assumptions used in the determination of the fair value of option awards to be a significant accounting policy. For a description of our assumptions used for our stock-based compensation policy, see note 10 of the notes to our consolidated financial statements.

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

These estimates are inherently uncertain and unpredictable. A change in these estimates could impact our allocation of purchase price to the acquired assets and assumed liabilities. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill based on updated estimate information or facts and circumstances existing as of the acquisition date. Following the earlier of 1) receipt of all necessary information to determine the fair value of assets acquired and liabilities assumed or 2) one year from the acquisition date, any subsequent adjustments are recorded to earnings.

New Accounting Pronouncements Adopted in Fiscal 2017

Refer to note 1 of the notes to consolidated financial statements for a full description of recent accounting pronouncements adopted in fiscal year ended January 31, 2017.

Pending Accounting Pronouncements

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force,” which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We do not anticipate this standard will have a material impact on our consolidated financial statements as we do not have any material restricted cash arrangements.

Income Taxes

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which includes a revision of the accounting for the income tax consequences of intra-entity transfers of assets other than inventory to reduce the complexity in accounting standards. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

Stock-Based Compensation

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment”. The guidance simplifies the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities on the balance sheet, and classification of employee taxes paid on statement of cash flows when an employer withholds shares for tax-withholding purposes. The new standard is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We adopted this standard on February 1, 2017 and have elected an accounting policy to account for forfeitures when they occur. We expect the cumulative-effect adjustment in retained earnings to be immaterial on the adoption date. Following adoption, the primary impact on our financial statements will be the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which will likely result in increased volatility in the reported amounts of income tax expense and net income. The actual impact of adopting this standard on the effective tax rate will vary depending on our share price in the public market and stock option exercises during fiscal year ended January 31, 2018.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lease arrangements longer than twelve months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are evaluating the impact of this new accounting standard on our consolidated financial statements and expect the adoption to materially increase our long-term assets and liabilities, but have not determined whether we will early adopt.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 supersedes the existing revenue recognition guidance in “Revenue Recognition (Topic 605)”. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified (cumulative effect) retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This update deferred the effective date of ASU 2014-09 for all entities by one year, although companies still have the option to begin applying the new guidance as of the original effective date. In accordance with the deferral, this guidance will be effective for our fiscal year beginning February 1, 2018. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which clarifies implementation guidance in ASU 2014-09 on assessing collectibility, noncash consideration, presentation of sales tax and completed contracts and contract modifications at transition. We will adopt the requirements of the new standard as of February 1, 2018 and anticipate using the full retrospective transition method. Our ability to adopt using the full retrospective method is dependent upon system readiness for both revenue and commissions and the completion of the analysis of information necessary to restate prior period financial statements.

The expected impact of adoption primarily relates to the deferral of costs to obtain customer contracts, which is comprised of commissions on our subscription services arrangements and the other associated fringe benefits. Such costs are expensed as incurred under the current standard, whereas under the new standard, they will generally be capitalized and amortized over the costs’ associated term of economic benefit. We have not yet determined the term of economic benefit of our costs to obtain customer contracts which will affect our operating margin as well as the classification and magnitude of the deferred costs for each reporting period.

Revenue for the majority of our subscription services customer contracts will continue to be recognized over time because of the continuous transfer of control to the customer; however, we expect some impact to revenue primarily driven by (i) the removal of the current limitation on contingent revenue, which may result in revenue being recognized earlier for certain contracts and (ii) potential changes to our approach to allocating revenue between subscription services and professional services.

We are continuing to evaluate the effect that the new standard will have on our consolidated financial statements and our preliminary assessments remain subject to change.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro and Japanese Yen, and may be adversely affected in the future due to changes in foreign currency exchange rates, particularly in light of the Brexit vote and other recent political developments. We continue to experience foreign currency fluctuations primarily due to the volatility in the value of the U.S. Dollar against the Euro and British Pound Sterling and the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Revenues outside of North America as a percentage of revenues were approximately 45%, 45% and 45% in our fiscal years ended January 31, 2017, 2016 and 2015, respectively. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For our fiscal years ended January 31, 2017, 2016 and 2015, our foreign currency loss was $1.0 million, $1.8 million and $3.9 million, respectively.

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We have recently initiated a program during our fiscal year ending January 31, 2018 to engage in the hedging of our foreign currency transactions and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar.

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $518.9 million as of January 31, 2017. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities, corporate notes and bonds, commercial paper, asset-backed securities, and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase of 100-basis points in interest rates would have resulted in a $2.0 million market value reduction in our investment portfolio as of January 31, 2017. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $1.8 million as of January 31, 2017. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VEEVA SYSTEMS INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Veeva Systems Inc.:

We have audited the accompanying consolidated balance sheets of Veeva Systems Inc. and subsidiaries (the Company) as of January 31, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2017. We also have audited the Company’s internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veeva Systems Inc. and subsidiaries as of January 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Veeva Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO .

/s/ KPMG LLP

Santa Clara, California

March 30, 2017

VEEVA SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	January 31,	January 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$217,606	$132,179
Short-term investments	301,266	214,024
Accounts receivable, net of allowance for doubtful accounts of $659 and $542, respectively	182,816	144,798
Prepaid expenses and other current assets	10,177	9,963
Total current assets	711,865	500,964
Property and equipment, net	49,907	47,469
Goodwill	95,804	95,804
Intangible assets, net	39,283	47,500
Deferred income taxes, noncurrent	16,784	9,359
Other long-term assets	4,057	4,703
Total assets	$917,700	$705,799

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,677	$4,600
Accrued compensation and benefits	12,007	12,451
Accrued expenses and other current liabilities	12,310	11,059
Income tax payable	3,228	750
Deferred revenue	213,562	157,419
Total current liabilities	246,784	186,279
Deferred income taxes, noncurrent	12,974	10,622
Other long-term liabilities	4,964	3,649
Total liabilities	264,722	200,550
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 103,789,544 and 87,359,026 issued and outstanding at January 31, 2017 and 2016, respectively	1	1
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 34,097,075 and 46,186,159 issued and outstanding at January 31, 2017 and 2016, respectively	—	—
Additional paid-in capital	440,677	361,691
Accumulated other comprehensive income	111	172
Retained earnings	212,189	143,385
Total stockholders’ equity	652,978	505,249
Total liabilities and stockholders’ equity	$917,700	$705,799

See Notes to Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Fiscal Year Ended January 31,
	2017	2016	2015

Revenues:
Subscription services	$434,316	$316,314	$233,063
Professional services and other	109,727	92,907	80,159
Total revenues	544,043	409,221	313,222
Cost of revenues(1):
Cost of subscription services	94,386	71,180	55,005
Cost of professional services and other	79,295	71,034	60,653
Total cost of revenues	173,681	142,214	115,658
Gross profit	370,362	267,007	197,564
Operating expenses(1):
Research and development	96,750	65,976	41,156
Sales and marketing	116,803	80,984	56,203
General and administrative	48,841	41,458	30,239
Total operating expenses	262,394	188,418	127,598
Operating income	107,968	78,589	69,966
Other income (expense), net	1,667	28	(2,780)
Income before income taxes	109,635	78,617	67,186
Provision for income taxes	40,831	24,157	26,803
Net income	$68,804	$54,460	$40,383

Net income attributable to Class A and Class B common stockholders, basic and diluted	$68,801	$54,413	$40,138
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.51	$0.41	$0.31
Diluted	$0.47	$0.38	$0.28
Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	135,698	132,020	127,713
Diluted	147,578	144,977	144,204
Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale investments	$(153)	$(181)	$76
Net change in cumulative foreign currency translation gain (loss)	92	327	(69)
Comprehensive income	$68,743	$54,606	$40,390

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,109	$563	$273
Cost of professional services and other	6,002	3,858	2,272
Research and development	11,937	7,249	3,844
Sales and marketing	13,271	6,861	3,221
General and administrative	8,479	5,727	4,715
Total stock-based compensation	$40,798	$24,258	$14,325

See Notes to Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
	Class A & B		Additional		Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 31, 2014	124,791,545	1	231,534	48,542	19	280,096
Issuance of common stock upon exercise of stock options	4,437,349	—	5,813	—	—	5,813
Vesting of early exercised stock options	—	—	377	—	—	377
Repurchase of unvested early exercised stock options	(16,667)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	115,339	—	(15)	—	—	(15)
Stock-based compensation expense	—	—	14,385	—	—	14,385
Issuance of common shares under Employee Stock Purchase Plan	350,059	—	5,951	—	—	5,951
Follow-on offering, net of issuance costs	1,390,000	—	34,495	—	—	34,495
Excess tax benefits from employee stock plans	—	—	25,341	—	—	25,341
Other comprehensive income	—	—	—	—	7	7
Net income	—	—	—	40,383	—	40,383
Balance at January 31, 2015	131,067,625	1	317,881	88,925	26	406,833
Issuance of common stock upon exercise of stock options	2,012,497	—	5,898	—	—	5,898
Issuance of common stock upon early exercise of stock options	22,084	—	—	—	—	—
Vesting of early exercised stock options	—	—	70	—	—	70
Repurchase of unvested early exercised stock options	(3,333)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	446,312	—	(6)	—	—	(6)
Stock-based compensation expense	—	—	24,321	—	—	24,321
Excess tax benefits from employee stock plans	—	—	13,527	—	—	13,527
Other comprehensive income	—	—	—	—	146	146
Net income	—	—	—	54,460	—	54,460
Balance at January 31, 2016	133,545,185	1	361,691	143,385	172	505,249
Issuance of common stock upon exercise of stock options	3,369,356	—	12,443	—	—	12,443
Issuance of common stock upon early exercise of stock options	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	26	—	—	26
Repurchase of unvested early exercised stock options	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	972,078	—	(14)	—	—	(14)
Stock-based compensation expense	—	—	40,903	—	—	40,903
Excess tax benefits from employee stock plans	—	—	25,628	—	—	25,628
Other comprehensive loss	—	—	—	—	(61)	(61)
Net income	—	—	—	68,804	—	68,804
Balance at January 31, 2017	137,886,619	$1	$440,677	$212,189	$111	$652,978

See Notes to Consolidated Financial Statements.

VEEVA SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2017	2016	2015

Cash flows from operating activities
Net income	$68,804	$54,460	$40,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,825	8,464	3,929
Amortization of premiums on short-term investments	1,852	2,804	2,176
Stock-based compensation	40,798	24,258	14,325
Deferred income taxes	(5,073)	(6,264)	(4,268)
Bad debt expense	130	201	227
Changes in operating assets and liabilities:
Accounts receivable	(38,148)	(46,653)	(34,455)
Income taxes	911	(2,994)	3,326
Prepaid expenses and other current and long-term assets	831	180	(4,652)
Accounts payable	1,113	(494)	1,290
Accrued expenses and other current liabilities	336	5,042	(754)
Deferred revenue	56,208	39,357	45,580
Other long-term liabilities	2,424	1,793	467
Net cash provided by operating activities	144,011	80,154	67,574
Cash flows from investing activities
Purchases of short-term investments	(314,847)	(313,357)	(401,955)
Maturities and sales of short-term investments	225,600	364,968	156,860
Purchases of property and equipment	(6,923)	(21,153)	(26,531)
Acquisitions, net of cash acquired	—	(126,183)	—
Purchases of intangible assets	—	(568)	—
Capitalized internal-use software development costs	(584)	(431)	(413)
Changes in restricted cash and deposits	102	41	21
Net cash used in investing activities	(96,652)	(96,683)	(272,018)
Cash flows from financing activities
Proceeds from early exercise of common stock options	—	10	—
Proceeds from exercise of common stock options	12,362	5,875	5,813
Net proceeds from offerings	—	—	34,172
Proceeds from Employee Stock Purchase Plan	—	—	5,951
Restricted stock units acquired to settle employee tax withholding liability	(14)	(6)	(15)
Excess tax benefits from employee stock plans	25,628	13,527	25,341
Net cash provided by financing activities	37,976	19,406	71,262
Effect of exchange rate changes on cash and cash equivalents	92	49	(72)
Net change in cash and cash equivalents	85,427	2,926	(133,254)
Cash and cash equivalents at beginning of period	132,179	129,253	262,507
Cash and cash equivalents at end of period	$217,606	$132,179	$129,253
Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$14,154	$19,968	$1,515
Non-cash investing and financing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$460	$334	$688
Vesting of early exercised stock options	$26	$70	$377
Working capital adjustment, not yet paid	$—	$339	$—

See Notes to Consolidated Financial Statements.

Note 1. Summary of Business and Significant Accounting Policies

Description of Business

Veeva is a leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of the life sciences industry. Our products are designed to meet the unique needs of life sciences companies for their most strategic business functions—from research and development to commercialization. Our products are designed to help life sciences companies bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. Veeva’s industry cloud solutions provide data, software, and services that address a broad range of needs, including multichannel customer relationship management, content management, master data management, and customer data. Veeva is now extending its solutions to adjacent industries in North America and Europe, including manufacturing, both process and discrete, and highly regulated services of all types. Our solutions help companies manage critical regulated processes and content efficiently to meet compliance requirements and enable secure collaboration across internal and external stakeholders. Our fiscal year end is January 31.

Principles of Consolidation and Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The consolidated financial statements include accounts of our wholly owned subsidiaries after elimination of intercompany accounts and transactions.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the consolidated financial statements and the notes thereto. These estimates are based on information available as of the date of the consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Significant items subject to such estimates and assumptions include, but are not limited to:

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

Subscription Services Revenues

Subscription services revenues are recognized ratably over the order term beginning when the solution has been provisioned to the customer. Our subscription arrangements are considered service contracts, and the customer does not have the right to take possession of the software. On-going maintenance and hosting fees for Zinc Ahead perpetual licenses are also recognized ratably over the accompanying maintenance and hosting term.

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

The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	January 31,	January 31,
	2017	2016
Customer 1	15%	16%
Customer 2	15	15

*	Does not exceed 10%.

In our fiscal years ended January 31, 2017, 2016 and 2015, our top 10 customers accounted for 45%, 50% and 54% of our total revenues, respectively. No single customer represented over 10% of our total revenues for the fiscal years ended January 31, 2017, 2016 or 2015.

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

	Fiscal Year Ended January 31,
	2017	2016	2015
Balance at beginning of period	$542	$413	$305
Add: charges to costs and expenses	130	201	227
Less: (write-offs)	(13)	(72)	(119)
Balance at end of period	$659	$542	$413

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets acquired in connection with business combinations accounted for using the acquisition method of accounting. Goodwill is not amortized, but instead goodwill is required to be tested for impairment annually and under certain circumstances. We perform such testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit’s carrying value, we will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, we will compare the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. We have one reporting unit and evaluate goodwill for impairment at the entity level. We completed our annual impairment test in our fourth quarter of fiscal year ended January 31, 2017, which did not result in any impairment of the goodwill balance.

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

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. There were no impairment charges recognized during fiscal years ended January 31, 2017, 2016 and 2015.

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

Cost of professional services and other revenues primarily consists of employee-related expenses associated with providing these services, including salaries, benefits and stock-based compensation expense, third-party subcontractor costs, travel costs and allocated overhead.

Sales Commissions

Sales commissions paid for subscriptions are recorded as a component of sales and marketing expenses when earned by our sales team. Commissions are typically earned upon booking of a customer contract. Sales commission expense was $22.0 million, $16.4 million and $13.2 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

Advertising Expenses

Advertising is expensed as incurred. Advertising expense was $0.2 million, $0.2 million and $0.1 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

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

Other Comprehensive Income

Accumulated other comprehensive income is reported as a component of stockholders’ equity and includes unrealized gains and losses on marketable securities that are available-for-sale and foreign currency translation adjustments.

Foreign Currency Exchange

The functional currency for Brazil, China, India, Japan, Korea and the Zinc subsidiaries in the United Kingdom is their local currency and for all other foreign subsidiaries their functional currency is the U.S. dollar. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars for those entities that do not have U.S. dollars as their functional currency are recorded as part of a separate component of the consolidated statements of comprehensive income. Foreign currency transaction gains and losses are included in the consolidated statements of operations for the period. All assets and liabilities denominated non-functional currency are translated into the functional currency at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Warranties and Indemnification

Our cloud applications are generally warranted to perform materially in accordance with our standard services description documentation. Additionally, our contracts generally include provisions for indemnifying customers against liabilities if our solutions infringe a third party’s intellectual property rights, and we may also incur liabilities if we breach the security and/or confidentiality obligations in our contracts. To date, we have not incurred any material costs, and we have not accrued any liabilities in the accompanying consolidated financial statements, as a result of these obligations. We also entered into service-level agreements with our customers that specify required levels of application uptime and permit customers to receive credits or to terminate their agreements and receive a refund of prepaid amounts related to unused subscription services in the event that we fail to meet required performance levels. As of January 31, 2017, we have not accrued any liabilities related to these agreements in the consolidated financial statements. However, in the year ended January 31, 2017, we experienced a failure to meet defined levels of performance related to the salesforce.com service outage as described in note 12, which resulted in an immaterial amount being claimed and issued. To date, we have not experienced any significant failures to meet defined levels of performance.

New Accounting Pronouncements Adopted in Fiscal 2017

Business Combinations

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This guidance requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings for changes in depreciation or amortization, or other income effects (if any) as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. This standard will be applied prospectively to adjustments to provisional amounts that occur after the effective date. We adopted this standard beginning on February 1, 2016 and there was no material impact of this on our financial statements.

Cloud Computing Arrangements

In April 2015, the FASB issued ASU 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This guidance is intended to help entities evaluate the accounting for fees paid by them in a cloud computing arrangement, primarily to determine whether the arrangement includes a purchase or license of software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. We adopted this standard beginning on February 1, 2016 and there was no material impact of this on our financial statements.

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

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets and is attributable to the expected operational synergies from the combined company and the industry knowledge and experience of the workforce in place. Goodwill is not deductible for U.S. tax purposes.

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

The total closing consideration for the purchase was approximately $119.9 million in cash. In addition, the agreement, as revised, calls for an amount payable over three years at a rate of one-third per year to employee shareholders and option holders of Zinc Ahead who remain employed with us. The remaining portion of such potential future payments in the amount of $4.8 million as of January 31, 2017 have been accounted for as deferred compensation, and will be recognized over the remaining service period. Zinc Ahead was a provider of commercial content management solutions. We expect this acquisition to support the continued growth of our commercial content management solutions. We have begun to and will seek to continue to convert the end users of the Zinc Ahead solutions to our Veeva Vault PromoMats application. In connection with the Zinc Ahead acquisition, we incurred $2.2 million in acquisition-related transaction costs which were reflected in general and administrative expenses on our condensed consolidated statements of comprehensive income in prior periods.

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

Qforma CrowdLink

On March 31, 2015, we completed our acquisition of the key opinion leader, or KOL, business and products known as Qforma CrowdLink in an all-cash transaction. We expect this acquisition to support our key opinion leader business. Total purchase price was $9.8 million in cash. There are no contingent cash payments related to this transaction. As of January 31, 2017, we had incurred $0.4 million in acquisition-related transaction costs which are reflected in general and administrative expenses on our consolidated statements of comprehensive income. The assets, liabilities and operating results of Qforma CrowdLink have been reflected in our consolidated financial statements from the date of acquisition and have not been material.

Through the transaction we acquired the outstanding equity interests of Mederi AG, and the selected other KOL-related business assets and liabilities of Qforma, Inc. and other affiliated entities. Under the acquisition method of accounting, the total purchase price was allocated to Qforma CrowdLink's net tangible and intangible assets based upon their estimated fair values as of March 31, 2015.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Useful Lives of Intangible Assets	Fair Value
Purchase price
Cash		$9,750

Allocation of purchase price
Cash		$56
Accounts receivable		1,085
Deferred tax assets, net		143
Other current and non-current assets		50
Other current and non-current liabilities		(731)
Net assets		$603

Database	5 years	$1,800
Customer relationships	4 years	800
Software	5 years	500
Existing technology	5 years	200
Purchased intangible assets		$3,300

Goodwill		$5,847

Total purchase price		$9,750

We did not record any in-process research and development in connection with the Qforma CrowdLink acquisition.

Note 3. Short-Term Investments

At January 31, 2017, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Asset-backed securities	$20,729	$5	$(16)	$20,718
Commercial paper	20,567	4	(1)	20,570
Corporate notes and bonds	92,843	14	(101)	92,756
U.S. agency obligations	87,091	12	(51)	87,052
U.S. treasury securities	80,277	4	(111)	80,170
Total available-for-sale securities	$301,507	$39	$(280)	$301,266

At January 31, 2016, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Asset-backed securities	$5,456	$—	$(2)	$5,454
Commercial paper	5,970	—	—	5,970
Corporate notes and bonds	38,341	26	(40)	38,327
U.S. agency obligations	124,626	14	(54)	124,586
U.S. treasury securities	39,720	4	(37)	39,687
Total available-for-sale securities	$214,113	$44	$(133)	$214,024

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	January 31,
	2017	2016
Due in one year or less	$225,183	$151,214
Due in greater than one year	76,083	62,810
Total	$301,266	$214,024

We have certain available-for-sale securities in a gross unrealized loss position, all of which have been in such position for less than 12 months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in our consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income. There were no impairments considered other-than-temporary as of January 31, 2017 and 2016.

The following table shows the fair values and the gross unrealized losses (aggregated by investment category) of our available-for-sale securities which were in gross unrealized loss position as of January 31, 2017 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Asset-backed securities	$14,027	$(16)
Commercial paper	5,694	(1)
Corporate notes and bonds	67,220	(101)
U.S. agency obligations	40,549	(51)
U.S. treasury securities	68,704	(111)

The following table shows the fair values and the gross unrealized losses (aggregated by investment category) of our available-for-sale securities which were in gross unrealized loss position as of January 31, 2016 (in thousands):

		Gross
	Fair	Unrealized
	Value	Losses
Asset-backed securities	$2,249	$(2)
Corporate notes and bonds	14,296	(40)
U.S. agency obligations	82,806	(54)
U.S. treasury securities	33,486	(37)

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following as of the dates shown (in thousands):

	January 31,
	2017	2016
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	14,731	14,106
Equipment and computers	7,197	5,910
Furniture and fixtures	7,322	6,453
Leasehold improvements	2,615	1,323
Construction in progress	2,889	—
	58,778	51,816
Less accumulated depreciation	(8,871)	(4,347)
Total property and equipment, net	$49,907	$47,469

Total depreciation expense was $4.9 million, $3.1 million and $1.4 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. Land is not depreciated.

Note 5. Intangible Assets and Goodwill

The following schedule presents the details of intangible assets as of January 31, 2017 (in thousands):

	January 31, 2017
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Existing technology	$3,880	$(2,733)	$1,147	1.6
Database	4,939	(3,291)	1,648	2.5
Customer contracts and relationships	33,643	(5,245)	28,398	8.5
Software	10,867	(3,481)	7,386	3.2
Brand	1,141	(437)	704	2.2
	$54,470	$(15,187)	$39,283

The following schedule presents the details of intangible assets as of January 31, 2016 (in thousands):

	January 31, 2016
	Gross			Remaining
	Carrying	Accumulated		Useful Life
	Amount	Amortization	Net	(in years)
Existing technology	$3,880	$(1,957)	$1,923	2.6
Database	4,939	(2,103)	2,836	3.0
Customer contracts and relationships	33,643	(1,693)	31,950	9.4
Software	10,867	(1,106)	9,761	4.2
Brand	1,141	(111)	1,030	3.2
	$54,470	$(6,970)	$47,500

Amortization expense associated with intangible assets for the fiscal years ended January 31, 2017, 2016 and 2015 was $8.2 million, $4.3 million and $1.7 million, respectively.

The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Estimated
Amortization
Period	Expense
Fiscal 2018	$7,798
Fiscal 2019	6,964
Fiscal 2020	6,062
Fiscal 2021	3,629
Fiscal 2022	3,182
Thereafter	11,648
Total	$39,283

Note 6. Accrued Expenses

Accrued expenses consisted of the following as of the dates shown (in thousands):

	January 31,
	2017	2016
Accrued commissions	$3,754	$2,798
Accrued bonus	2,333	2,957
Deferred compensation associated with Zinc Ahead	333	1,120
Accrued vacation	1,866	1,457
Accrued other compensation and benefits	3,721	4,119
Total accrued compensation and benefits	$12,007	$12,451

Accrued fees payable to salesforce.com	4,520	4,222
Accrued third-party professional services subcontractors' fees	953	1,152
Sales taxes payable	2,018	1,597
Other accrued expenses	4,819	4,088
Total accrued expenses and other current liabilities	$12,310	$11,059

Note 7. Fair Value Measurements

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,174	$—	$—	$20,174
Commercial paper	—	—	—	—
Corporate notes and bonds	—	—	—	—
U.S. agency obligations	—	5,450	—	5,450
Short-term investments
Asset-backed securities	—	20,718	—	20,718
Commercial paper	—	20,570	—	20,570
Corporate notes and bonds	—	92,756	—	92,756
U.S. agency obligations	—	87,052	—	87,052
U.S. treasury securities	—	80,170	—	80,170
Total	$20,174	$306,716	$—	$326,890

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

Note 8. Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Foreign currency loss	$(1,009)	$(1,785)	$(3,893)
Amortization of investment premiums	(1,801)	(2,804)	(2,424)
Interest income	4,477	4,617	3,537
Other income (expense), net	$1,667	$28	$(2,780)

Note 9. Income Taxes

The components of income before income taxes by U.S. and foreign jurisdictions were as follows for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
United States	$97,981	$82,331	$64,178
Foreign	11,654	(3,714)	3,008
Total	$109,635	$78,617	$67,186

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction.

Provision for income taxes consisted of the following for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Current provision:
Federal	$36,004	$26,919	$26,039
State	4,924	2,897	3,022
Foreign	4,976	826	2,093
Total	$45,904	$30,642	$31,154
Deferred provision:
Federal	(2,395)	(4,573)	(3,421)
State	(338)	(209)	(197)
Foreign	(2,340)	(1,703)	(733)
Total	$(5,073)	$(6,485)	$(4,351)
Provision for income taxes	$40,831	$24,157	$26,803

Provision for income taxes differed from the amount computed by applying the federal statutory income tax rate of 35%, to income before income taxes as a result of the following for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Federal tax statutory tax rate	$38,371	$27,489	$23,470
State taxes	3,883	2,034	1,429
Nondeductible expenses	(367)	794	140
Research and development credit	(6,739)	(4,353)	(2,028)
Domestic manufacturing deduction	(1,678)	(1,712)	(431)
Stock-based compensation	4,338	3,331	2,506
Foreign rate differential	1,042	(5,104)	1,101
Valuation allowance	1,630	5,655	1,589
Tax election benefit	—	(2,865)	—
Others	351	(1,112)	(973)
Provision for income taxes	$40,831	$24,157	$26,803

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities related to the following (in thousands):

	January 31,
	2017	2016
Deferred Tax Assets:
Accruals and reserves	$11,296	$8,181
Net operating loss carryforward	1,753	1,834
State income taxes	1,612	1,097
Tax credit carryforward	11,479	10,346
Other	264	—
Gross Deferred Tax Assets	$26,404	$21,458
Valuation Allowance	(9,620)	(7,990)
Total Deferred Tax Assets	$16,784	$13,468
Deferred Tax Liabilities:
Property and equipment	$(906)	$(1,265)
Intangible assets	(11,678)	(12,854)
Expensed internal-use software	(390)	(371)
Other	—	(241)
Total Deferred Tax Liabilities	$(12,974)	$(14,731)
Net Deferred Tax Assets	$3,810	$(1,263)
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

For the fiscal year ended January 31, 2017, the valuation allowance increased by $1.6 million, of which $2.5 million relates to the inability to use California research and development tax credits. These amounts were partially offset by $0.8 million related to the limited use of Zinc’s foreign tax credits as governed by regulations.

As of January 31, 2017, the net operating loss carryforwards for federal and state income tax purposes were approximately $0.2 million and $4.1 million, respectively. The federal net operating losses and the state net operating losses begin to expire in 2033.

As of January 31, 2017, we had $10.2 million of California research and development tax credits available to offset future taxes, which do not expire.

We evaluate tax positions for recognition using a more-likely than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.

We classify unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as “other non-current liabilities” in the consolidated balance sheets. As of January 31, 2017, the total amount of gross unrecognized tax benefits was $7.9 million, of which $4.2 million, if recognized, would favorably impact our effective tax rate. The aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Beginning balance	$5,248	$3,247	$2,439
Increases related to tax positions taken during the prior period	24	160	169
Increases related to tax positions taken during the current period	2,888	2,185	869
Lapse of statute of limitations	(292)	(344)	(230)
Ending balance	$7,868	$5,248	$3,247

Our policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. Interest and penalties were not significant during fiscal year ended January 31, 2017.

We file tax returns in the United States for federal, California, and other states. The tax years from 2011 forward remain open to examination for federal, 2007 for California and 2012 for other states. We file tax returns in multiple foreign jurisdictions. The tax years from 2011 forward remain open to examination in these foreign jurisdictions.

As of January 31, 2017, we had not made any tax provision for U.S. federal and state income taxes and foreign withholding taxes on an immaterial amount of undistributed cumulative earnings of foreign subsidiaries that would be potentially subject to U.S. income taxes upon repatriation, because those earnings are considered to be indefinitely reinvested in those operations. If we were to repatriate these earnings to the United States, we would be subject to an immaterial amount in U.S. income taxes, subject to an adjustment for foreign tax credits and foreign withholding taxes, based on the U.S. statutory tax rate of 35%.

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

As of January 31, 2017, we had 103,789,544 shares of Class A common stock and 34,097,075 shares of Class B common stock outstanding, of which 2,500 shares of Class B common stock were unvested, resulting from employees exercising stock options prior to vesting.

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

As of January 31, 2017, the number of shares of our Class A common stock available for issuance under the 2013 EIP was 16,115,652 plus any shares of our Class B common stock subject to awards under the 2012 EIP and the 2007 Plan that expire or lapse unexercised or, with respect to shares issued pursuant to such awards, are forfeited or repurchased by us after the date of our IPO on October 15, 2013. The number of shares available for issuance under the 2013 EIP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 13.75 million shares, (b) 5% of the shares of all classes of our common stock outstanding on the last business day of the prior fiscal year, or (c) the number of shares determined by our board of directors.

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

Early Exercise of Employee Options

We historically have allowed for the early exercise of options granted under the 2007 Plan prior to vesting. The 2007 Plan allows for such exercises by means of cash payment, surrender of already outstanding common stock, a same day broker assisted sale or through any other form or method consistent with applicable laws, regulations and rules. Historically, all exercises have been through cash payment. The unvested shares are subject to our repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options, and reclassified to common stock as our repurchase right lapses. At January 31, 2017 and 2016, there were unvested shares in the amount of 2,500 and 56,666, respectively, which were subject to repurchase at an aggregate price of an immaterial amount.

These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding. However, these restricted shares are only deemed outstanding for basic earnings per share computation purposes upon the respective repurchase rights lapsing. We treat cash received from employees for the exercise of unvested options as a refundable deposit included as a liability in our consolidated balance sheets. During fiscal years ended January 31, 2017 and 2016, we recorded an immaterial amount of cash received for early exercise of options in accrued expenses. Amounts from accrued expenses are reclassified to common stock and additional paid-in capital as the shares vest.

Stock Option Activity

The 2007 Stock Plan and the 2012 EIP provided, and the 2013 EIP provides, for the issuance of incentive and nonstatutory options to employees, consultants and non-employee directors. Options issued under and outside of the 2007 Plan generally are exercisable for periods not to exceed 10 years and generally vest over four to five years. Options issued under the 2012 EIP and 2013 EIP generally are exercisable for periods not to exceed 10 years and generally vest over five to nine years. A summary of stock option activity for fiscal year ended January 31, 2017 is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (in years)	value
Options outstanding at January 31, 2016	18,549,702	$5.01	6.8	$359,306,108
Options granted	1,569,000	30.21
Options exercised	(3,369,356)	3.69
Options forfeited/cancelled	(467,003)	13.21
Options outstanding at January 31, 2017	16,282,343	$7.48
Options vested and exercisable at January 31, 2017	5,698,072	$5.06	5.7	$212,390,624
Options vested and exercisable at January 31, 2017 and expected to vest thereafter	15,758,819	$7.40	6.3	$550,420,530

The weighted average grant-date fair value of options granted during fiscal years ended January 31, 2017, 2016 and 2015 was $14.12, $12.36, and $13.87, respectively, per share.

As of January 31, 2017, there was $39.2 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under the 2007 Plan, 2012 EIP and 2013 EIP. This cost is expected to be recognized over a weighted average period of 3.4 years.

As of January 31, 2017, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.

Our closing stock price as reported on the New York Stock Exchange as of January 31, 2017, the last trading day of fiscal year 2017 was $42.33. The total intrinsic value of options exercised was $107.3 million for the fiscal year ended January 31, 2017.

Restricted Stock Units

The 2013 EIP provides for the issuance of RSUs to employees. RSUs issued under the 2013 EIP generally vest over four years. A summary of RSU activity for fiscal year ended January 31, 2017 is presented below:

		Weighted
	Unreleased	average
	Restricted	grant date
	Stock Units	fair value
Balance at January 31, 2016	2,219,425	$26.80
RSUs granted	2,519,058	30.31
RSUs vested	(973,149)	27.11
RSUs forfeited/cancelled	(402,684)	26.88
Balance at January 31, 2017	3,362,650	$29.33

During the year ended January 31, 2017, we issued RSUs under the 2013 EIP with a weighted-average grant date fair value of $30.31.

As of January 31, 2017, there was a total of $93.7 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs, which are expected to be recognized over a weighted-average period of approximately 2.9 years. The total intrinsic value of RSUs vested was $34.9 million for the fiscal year ended January 31, 2017.

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

The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	For the fiscal year ended
	2017	2016	2015
Volatility	45% – 46%	45% – 46%	48% – 50%
Expected term (in years)	6.31 – 7.56	5.50 – 6.32	6.00 – 6.32
Risk-free interest rate	1.48% – 2.10%	1.69% – 1.84%	1.75% – 1.94%
Dividend yield	0%	0%	0%

For the years ended January 31, 2017, 2016 and 2015, we capitalized an immaterial amount of stock-based compensation as part of our internal-use software capitalization.

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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	For the fiscal year ended January 31,
	2017		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$49,799	$19,005	$31,453	$23,007	$14,540	$25,843
Undistributed earnings allocated to participating securities	(2)	(1)	(27)	(20)	(88)	(157)
Net income attributable to common stockholders, basic	$49,797	$19,004	$31,426	$22,987	$14,452	$25,686
Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	98,216	37,482	76,246	55,774	45,983	81,730
Net income per share attributable to common stockholders, basic	$0.51	$0.51	$0.41	$0.41	$0.31	$0.31

Diluted
Numerator
Net income attributable to common stockholders, basic	$49,797	$19,004	$31,426	$22,987	$14,452	$25,686
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	19,004	—	22,987	—	25,686	—
Reallocation of net income to Class B common stock	—	4,009	—	2,808	—	1,653
Net income attributable to common stockholders, diluted	$68,801	$23,013	$54,413	$25,795	$40,138	$27,339
Denominator
Number of shares used for basic EPS computation	98,216	37,482	76,246	55,774	45,983	81,730
Conversion of Class B to Class A common stock	37,482	—	55,774	—	81,730	—
Effect of potentially dilutive common shares	11,880	11,880	12,957	12,957	16,491	16,491
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	147,578	49,362	144,977	68,731	144,204	98,221
Net income per share attributable to common stockholders, diluted	$0.47	$0.47	$0.38	$0.38	$0.28	$0.28

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Fiscal Year Ended January 31,
	2017	2016	2015
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	2,040,238	886,472	355,263

Note 12. Commitments and Contingencies

Litigation

IMS Litigation Matter

IMS’s Complaint Alleging Theft of Trade Secrets. On January 10, 2017, Quintiles IMS Incorporated and IMS Software Services, Ltd. (collectively, “IMS”) filed a complaint against us in the U.S. District Court for the District of New Jersey (Quintiles IMS Inc. v. Veeva Systems Inc. (No. 2:17-cv-00177)). In the complaint, IMS alleges that we have used unauthorized access to proprietary IMS data to improve our software and data products, and that our software is designed to steal IMS trade secrets. IMS further alleges that we have intentionally gained unauthorized access to IMS proprietary information to gain an unfair advantage in marketing our products, and that we have made false statements concerning IMS’s conduct and our data security capabilities.  IMS asserts claims under both federal and state theft of trade secret laws, federal false advertising law, and common law claims for unjust enrichment, tortious interference, and unfair trade practices. The complaint seeks declaratory and injunctive relief and unspecified monetary damages.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that IMS’s claims lack merit. We have retained outside counsel, and we have begun vigorously defending ourselves against IMS’s lawsuit.

On March 13, 2017, we filed our Answer and Counterclaims to IMS’s complaint, a motion to dismiss all of IMS’s claims except for those asserted under the Lanham Act, and a motion to transfer the case to the U.S. District Court for the Northern District of California under 14 U.S.C. § 1404(a).

The Court has not yet ruled on our motion to dismiss or motion to transfer. Discovery has not yet begun, no case management schedule has been set, and no trial date has been set.

Veeva’s Counterclaim Complaint Alleging Violations of Federal and State Antitrust Laws. On March 13, 2017, we filed counterclaims in the action instituted by IMS in the U.S. District Court for the District of New Jersey.

Our counterclaims allege that IMS has abused monopoly power as the dominant provider of data products for life sciences companies to exclude Veeva OpenData and Veeva Network from their respective markets. The counterclaims allege that IMS has engaged in various tactics to prevent customers from using our applications and has deliberately raised costs and difficulty for customers attempting to switch from IMS to our data products.

The counterclaims assert federal and state antitrust claims, as well as claims under California’s Unfair Practices Act and common law claims for intentional interference with contractual relations and intentional interference with prospective economic advantage. The counterclaims seek injunctive relief, monetary damages exceeding $200 million, and attorneys’ fees.

IMS’s responsive pleading is due April 17, 2017.

Medidata Litigation Matter.

On January 26, 2017, Medidata Solutions, Inc. filed a complaint in the U.S. District Court for the Southern District of New York (Medidata Solutions, Inc. v. Veeva Systems Inc. et al. (No. 1:17-cv-00589)) against us and five individual Veeva employees who previously worked for Medidata (“Individual Employees”). The Complaint alleged that we induced and conspired with the Individual Employees to breach their employment agreements, including non-compete and confidentiality provisions, and to misappropriate Medidata’s confidential and trade secret information. The Complaint sought declaratory and injunctive relief, unspecified monetary damages, and attorneys' fees.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that Medidata’s claims lack merit. We have retained outside counsel, and we have begun vigorously defending ourselves against Medidata’s lawsuit.

On February 21, 2017, we notified Medidata by letter of our intent to compel arbitration and stay the action. On February 21, 2017, Medidata and its subsidiary MDSOL Europe Limited (collectively, “Medidata”) filed a First Amended Complaint asserting the same allegations and claims. On March 1, 2017, Medidata voluntarily dismissed the Individual Defendants without prejudice. On March 3, 2017, we filed a motion to compel the entire matter to private arbitration, which Medidata opposed. The motion is still pending before the Court.

From time to time, we may be involved in other legal proceedings and subject to claims incident to the ordinary course of business. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any other legal proceedings, the outcome of which, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial position. Regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

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

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases were $4.5 million, $4.4 million and $2.9 million, for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments under non-cancelable operating leases as of January 31, 2017 are as follows (in thousands):

Operating
Period	leases
Fiscal 2018	$3,418
Fiscal 2019	3,365
Fiscal 2020	2,569
Fiscal 2021	1,663
Fiscal 2022	1,172
Thereafter	668
Total	$12,855

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce1 Platform in combination with our developed technology to deliver certain of our multichannel customer relationship management applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. As of January 31, 2017, we remained obligated to pay fees of at least $351.4 million prior to September 1, 2025 in connection with this agreement.

OEM Agreement

In May 2016, salesforce.com suffered a significant service outage with respect to a group of servers that hosts the Veeva CRM solution for 38 of our Veeva CRM customers. The outage resulted in unplanned system unavailability of up to 21 hours for the associated Veeva customers. Customers are allowed to claim service level credits under their contracts with us, and as of January 31, 2017, an immaterial amount has been claimed and issued. We do not expect any material claims to be made in the future period in relation to this outage.

Note 13. Related-Party Transactions

In September 2016, we entered into an agreement with Zoom Video Communications, Inc. ("Zoom") to embed two of their products into our multichannel customer relationship management applications. Pursuant to this agreement, we will pay Zoom a fixed annual fee that is not material to us. We have also entered into a contract with Zoom pursuant to which Zoom provides conference call, video conference and web conference capabilities for our internal use. Pursuant to this agreement, we pay Zoom a fee based on usage that has not been material in the past and that we do not expect to be material in the future. Our Chief Executive Officer is on the Board of Directors of Zoom. Also, another member of our Board of Directors is the founder and a general partner of Emergence Capital Partners, one of Zoom's investors.

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

	Fiscal Year Ended January 31,
	2017	2016	2015
Revenues by geography
North America	$297,014	$225,483	$173,261
Europe and other	160,666	111,923	81,782
Asia Pacific	86,363	71,815	58,179
Total revenues	$544,043	$409,221	$313,222

Long-lived assets by geographic area are as follows as of the periods shown (in thousands):

	January 31,
	2017	2016	2015
Long-lived assets by geography
North America	$47,096	$45,163	$27,213
Europe and other	1,762	1,827	538
Asia Pacific	1,049	479	452
Total long-lived assets	$49,907	$47,469	$28,203

Substantially all of the long-lived assets included in the North America region are located in the United States.

Note 15. 401(k) Plan

We have a qualified defined contribution plan under Section 401(k) of the Code covering eligible employees. To date, we have not made any matching contributions to this plan.

Note 16. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for fiscal years ended January 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended
	Jan. 31, 2017	Oct. 31, 2016	Jul. 31, 2016	Apr. 30, 2016	Jan. 31, 2016	Oct. 31, 2015	Jul. 31, 2015	Apr. 30, 2015
	(in thousands)
Consolidated Statements of Income Data:
Total revenues	$150,153	$142,779	$131,347	$119,764	$114,270	$106,921	$98,107	$89,923
Gross profit	103,683	98,854	89,152	78,673	74,526	69,909	64,634	57,938
Operating income	32,530	33,810	23,822	17,806	15,211	20,100	22,353	20,925
Net income	$21,707	$21,630	$12,958	$12,509	$17,590	$10,482	$13,406	$12,982
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.16	$0.16	$0.10	$0.09	$0.13	$0.08	$0.10	$0.10
Diluted	$0.15	$0.15	$0.09	$0.09	$0.12	$0.07	$0.09	$0.09

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2017 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this annual report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 annual meeting of stockholders (the “Proxy Statement”), which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2017, and is incorporated in this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2017, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2017, and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2017, and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2017, and is incorporated in this report by reference.

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

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

Item 16.	FORM 10-K SUMMARY

A Form 10-K summary is provided at the beginning of this document, with hyperlinked cross-references. This allows users to easily locate the corresponding items in this annual report on Form 10-K, where the disclosure is fully presented. The summary does not include certain Part III information that is incorporated by reference to the Proxy Statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 30th day of March, 2017.

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

Signature	Title	Date

/s/ Peter P. Gassner Peter P. Gassner	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2017

/s/ Timothy S. Cabral Timothy S. Cabral	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2017

/s/ Tim Barabe Tim Barabe	Director	March 30, 2017

/s/ Paul Chamberlain Paul Chamberlain	Director	March 30, 2017

/s/ Ronald E.F. Codd Ronald E.F. Codd	Director	March 30, 2017

/s/ Gordon Ritter Gordon Ritter	Chairman of the Board of Directors	March 30, 2017

/s/ Paul Sekhri Paul Sekhri	Director	March 30, 2017

EXHIBIT INDEX
Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated September 29, 2015, among Veeva Systems Inc., Veeva U.K. Holdings Limited, Accel-KKR Structured Capital Partners, LP and the other sellers party thereto.	8-K	001-36121	2.1	10/1/2015
2.2	Deed of Variation of Share Purchase Agreement, dated May 11, 2016, among Veeva Systems Inc., Veeva U.K. Holdings Limited, Accel-KKR Structured Capital Partners, LP and the other sellers party thereto.	10-Q	001-36121	2.2	6/8/2016
3.1	Restated Certificate of Incorporation of Registrant.	8-K	001-36121	3.1	10/22/2013
3.2	Amended and Restated Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013
4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-191085	4.1	10/3/2013
4.2	Amended and Restated Investors’ Rights Agreement, dated May 16, 2008, by and among the Registrant and the other parties thereto.	S-1	333-191085	4.2	9/11/2013
10.1	Data Processing Addendum, dated April 4, 2014, to Value-Added Reseller Agreement, between Registrant and salesforce.com, inc., as amended.	10-Q	001-36121	10.1	6/6/2014
10.2	Purchase and Sale Agreement, dated June 11, 2014, between Registrant and The Duffield Family Foundation, as amended July 16, 2014.	10-Q	001-36121	10.1	9/11/2014
10.3	Description of Non-Employee Director Compensation.	8-K	001-36121	Item 5.02	7/10/2014
10.4	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-191085	10.1	10/3/2013
10.5*	2007 Stock Plan and forms of agreements thereunder.	S-1	333-191085	10.2	9/11/2013
10.6*	2012 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-191085	10.3	9/11/2013
10.7*	2013 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-191085	10.4	10/3/2013
10.8*	2013 Employee Stock Purchase Plan.	S-1/A	333-191085	10.5	10/3/2013

EXHIBIT INDEX
Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.9**	Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended December 3, 2010, December 13, 2010, April 15, 2011, August 23, 2011, September 29, 2011, April 3, 2012 and May 24, 2012.	S-1/A	333-191085	10.7	9/20/2013
10.10**	Eighth Amendment, dated March 3, 2014, to Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended.	8-K	001-36121	10.1	3/4/2014
10.11*	Offer letter, dated June 20, 2013, between Peter P. Gassner and the Registrant.	S-1	333-191085	10.8	9/11/2013
10.12*	Offer letter, dated June 19, 2013, between Matthew J. Wallach and the Registrant.	S-1	333-191085	10.9	9/11/2013
10.13*	Offer letter, dated January 25, 2010, between Timothy S. Cabral and the Registrant.	S-1	333-191085	10.10	9/11/2013
10.14*	Offer letter, dated March 16, 2012, between Ronald E. F. Codd and the Registrant.	S-1	333-191085	10.11	9/11/2013
10.15*	Offer letter, dated August 14, 2012, between Jonathan W. Faddis and the Registrant.	10-Q	001-36121	10.1	6/4/2015
10.16*	Description of Non-Employee Director Compensation.	8-K	001-36121	Item 5.02	9/11/2015
10.17	Data Processing Addendum, dated January 23, 2016, to Value-Added Reseller Agreement, between Registrant and salesforce.com, inc., as amended.	10-K	001-36121	10.17	3/31/2016
10.18*	Offer letter, dated February 20, 2015, between Alan V. Mateo and the Registrant.	10-Q	001-36121	10.1	6/8/2016
10.19*	Offer letter, dated January 23, 2013, between E. Nitsa Zuppas and the Registrant.	10-Q	001-36121	10.2	6/8/2016
10.20	Ninth Amendment, dated August 11, 2016, to Amended and Restated Value-Added Reseller Agreement, between salesforce.com, inc. and the Registrant, as amended.	10-Q	001-36121	10.1	9/8/2016
21.1	List of Subsidiaries of Registrant.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see page 97 of this Annual Report on Form 10-K).					X

EXHIBIT INDEX
Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Schema Linkbase Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan.
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