Form 10-Q
period 2017-04-30
VEEVA SYSTEMS INC
filed 2017-06-08
CIK 1393052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-36121

Veeva Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8235463
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4280 Hacienda Drive Pleasanton, California	94588
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (925) 452-6500

(Former name, former address and former fiscal year, if changed since last report) N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2017, there were 108,775,209 shares of the Registrant’s Class A common stock outstanding and 30,977,237 shares of the Registrant’s Class B common stock outstanding.

Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.

FORM 10-Q

2   Veeva Systems Inc. | Form 10-Q

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

As used in this report, the terms “Veeva,” the “Company,” “Registrant,” “we,” “us,” and “our” mean Veeva Systems Inc. and its subsidiaries unless the context indicates otherwise.

Veeva Systems Inc. | Form 10-Q   3

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	April 30,	January 31,
	2017	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$365,660	$217,606
Short-term investments	298,257	301,266
Accounts receivable, net of allowance for doubtful accounts of $623 and $659, respectively	113,124	182,816
Prepaid expenses and other current assets	12,071	10,177
Total current assets	789,112	711,865
Property and equipment, net	51,954	49,907
Goodwill	95,804	95,804
Intangible assets, net	37,273	39,283
Deferred income taxes, noncurrent	16,844	16,460
Other long-term assets	4,676	4,057
Total assets	$995,663	$917,376

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,162	$5,677
Accrued compensation and benefits	12,378	12,007
Accrued expenses and other current liabilities	12,320	12,310
Income tax payable	1,140	3,228
Deferred revenue	238,046	213,562
Total current liabilities	269,046	246,784
Deferred income taxes, noncurrent	12,157	12,974
Other long-term liabilities	5,556	4,964
Total liabilities	286,759	264,722
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 107,308,941 and 103,789,544 issued and outstanding at April 30, 2017 and January 31, 2017, respectively	1	1
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 32,030,831 and 34,097,075 issued and outstanding at April 30, 2017 and January 31, 2017, respectively	—	—
Additional paid-in capital	459,086	439,658
Accumulated other comprehensive income	910	111
Retained earnings	248,907	212,884
Total stockholders’ equity	708,904	652,654
Total liabilities and stockholders’ equity	$995,663	$917,376

See Notes to Condensed Consolidated Financial Statements.

4   Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the three months ended April 30,
	2017	2016
	(Unaudited)
Revenues:
Subscription services	$127,277	$96,032
Professional services and other	30,641	23,732
Total revenues	157,918	119,764
Cost of revenues(1):
Cost of subscription services	26,138	21,745
Cost of professional services and other	22,744	19,346
Total cost of revenues	48,882	41,091
Gross profit	109,036	78,673
Operating expenses(1):
Research and development	28,311	22,073
Sales and marketing	29,810	26,723
General and administrative	13,576	12,071
Total operating expenses	71,697	60,867
Operating income	37,339	17,806
Other income, net	591	2,747
Income before income taxes	37,930	20,553
Provision for income taxes	1,907	8,044
Net income	$36,023	$12,509

Net income attributable to Class A and Class B common stockholders, basic and diluted	$36,023	$12,505
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.26	$0.09
Diluted	$0.24	$0.09
Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	137,096	133,996
Diluted	151,056	145,708
Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale investments	$(106)	$174
Net change in cumulative foreign currency translation gain (loss)	905	113
Comprehensive income	$36,822	$12,796

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$342	$209
Cost of professional services and other	1,689	1,178
Research and development	3,802	2,394
Sales and marketing	3,847	2,455
General and administrative	2,108	1,907
Total stock-based compensation	$11,788	$8,143

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q   5

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended April 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities
Net income	$36,023	$12,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,449	3,405
Amortization of premiums on short-term investments	456	420
Stock-based compensation	11,788	8,143
Deferred income taxes	(1,197)	(838)
Loss on foreign currency from market-to-market derivative	49	—
Bad debt expense	(8)	(205)
Changes in operating assets and liabilities:
Accounts receivable	69,700	63,227
Income taxes	(2,545)	380
Prepaid expenses and other current and long-term assets	(1,491)	1,390
Accounts payable	(456)	66
Accrued expenses and other current liabilities	905	(2,905)
Deferred revenue	24,437	23,357
Other long-term liabilities	1,051	411
Net cash provided by operating activities(1)	142,161	109,360
Cash flows from investing activities
Purchases of short-term investments	(56,249)	(67,740)
Maturities and sales of short-term investments	58,696	70,025
Purchases of property and equipment	(3,960)	(2,057)
Capitalized internal-use software development costs	(791)	(140)
Changes in restricted cash and deposits	(1)	(6)
Net cash (used in) provided by investing activities	(2,305)	82
Cash flows from financing activities
Proceeds from exercise of common stock options	7,285	1,345
Restricted stock units acquired to settle employee tax withholding liability	—	(1)
Excess tax benefits from employee stock plans	—	2,861
Net cash provided by financing activities(1)	7,285	4,205
Effect of exchange rate changes on cash and cash equivalents	913	116
Net change in cash and cash equivalents	148,054	113,763
Cash and cash equivalents at beginning of period	217,606	132,179
Cash and cash equivalents at end of period	$365,660	$245,942
Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$4,256	$2,965
Non-cash investing and financing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$(586)	$(689)
Vesting of early exercised stock options	$1	$16

See Notes to Condensed Consolidated Financial Statements.

(1)

During the three months ended April 30, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment.” Refer to note 1—New Accounting Pronouncements Adopted in Fiscal 2018 for further details. This adoption resulted in a $13.9 million increase in net cash provided by operating activities and a corresponding decrease in net cash provided by financing activities for the three months ended April 30, 2017.

6   Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Business and Significant Accounting Policies

Description of Business

Veeva is a leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of the life sciences industry. Our products are designed to meet the unique needs of life sciences companies for their most strategic business functions—from research and development to commercialization. Our products are designed to help life sciences companies bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. Veeva’s industry cloud solutions provide data, software, and services that address a broad range of needs, including multichannel customer relationship management, content management, master data management, and customer data. Veeva is now extending certain of its solutions to adjacent industries in North America and Europe, including manufacturing, both process and discrete, and highly regulated services of all types. Our solutions help companies manage critical regulated processes and content efficiently to meet compliance requirements and enable secure collaboration across internal and external stakeholders. Our fiscal year end is January 31.

Principles of Consolidation and Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting and include the accounts of our wholly-owned subsidiaries after elimination of intercompany accounts and transactions. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Veeva’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017, filed on March 30, 2017. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.

The consolidated balance sheet as of January 31, 2017 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, our comprehensive income and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2018 or any other period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the condensed consolidated financial statements and the notes thereto. These estimates are based on information available as of the date of the condensed consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Significant items subject to such estimates and assumptions include, but are not limited to:

•	the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements;
•	the collectibility of our accounts receivable;
•	the fair value of assets acquired and liabilities assumed for business combinations;
•	the valuation of short-term investments and the determination of other-than-temporary impairments;
•	the realizability of deferred income tax assets and liabilities;
•	the fair value of our stock-based awards and related forfeiture rates; and
•	the capitalization and estimated useful life of internal-use software development costs.

Veeva Systems Inc. | Form 10-Q   7

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

Multiple Element Arrangements

We apply the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-13, Multiple—Deliverable Revenue Arrangements, to allocate revenues based on relative best estimated selling price (BESP) to each unit of accounting in multiple element arrangements, which generally include subscriptions and professional services. Best estimated selling price of each unit of accounting included in a multiple element arrangement is based upon management’s estimate of the selling price of deliverables when vendor specific objective evidence or third-party evidence of selling price is not available.

We enter into arrangements with multiple deliverables that generally include our subscription offerings and professional services. For these arrangements we must: (i) determine whether each deliverable has stand-alone value; (ii) determine the estimated selling price of each element using the selling price hierarchy of vendor specific objective evidence (VSOE) of fair value, third-party evidence (TPE) or BESP, as applicable; and (iii) allocate the total price among the various deliverables based on the relative selling price method.

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

8   Veeva Systems Inc. | Form 10-Q

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

We determine BESP for our subscription services included in a multiple element arrangement by considering multiple factors, including, but not limited to, stated subscription renewal rates and other major groupings such as customer type and geography.

BESP for professional services considers the discount of actual professional services sold compared to list price as well as the experience level and estimated location of the resources performing the services.

We allocate consideration proportionately based on established BESP and then recognize the allocated consideration as revenue over the respective delivery period for each element.

Deferred Revenue

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria have not been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our subscription services and, to a lesser extent, professional services and other revenues described above, and is recognized as revenue recognition criteria are met. We generally invoice our customers in annual or quarterly installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of a subscription arrangement. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent, which is in other long-term liabilities on the consolidated balance sheet.

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

We do not require collateral from our customers and generally require payment within 30 to 60 days of billing. We periodically evaluate the collectibility of our accounts receivable and provide an allowance for doubtful accounts as necessary, based on historical experience. Historically, losses related to lack of collectibility have not been material.

The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	April 30,	January 31,
	2017	2017
Customer 1	21%	*
Customer 2	*	15%
Customer 3	*	15%

*	Does not exceed 10%.

Veeva Systems Inc. | Form 10-Q   9

No single customer represented over 10% of total revenues in the condensed consolidated statements of comprehensive income for the three months ended April 30, 2017 and 2016.

New Accounting Pronouncements Adopted in Fiscal 2018

Stock-Based Compensation

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment.” The guidance simplifies several aspects of the accounting for employee share-based transactions, including the income tax consequences on the statement of comprehensive income, accounting for forfeitures, the classification on the statement of cash flows, and the calculation of diluted shares. The new standard is effective for interim and annual periods beginning after December 15, 2016. We adopted this standard on February 1, 2017 and the impact of this adoption was as follows:

•

The standard eliminates additional paid in capital (APIC) pools and requires excess tax benefits and deficiencies to be recorded in the income statement as a discrete item when restricted stock units vest or stock options are settled. The adoption of this guidance on a prospective basis resulted in the recognition of excess tax benefits in our provision for income taxes of $13.9 million for the three months ended April 30, 2017.

•

Upon adoption, we elected to account for forfeitures as they occur and to no longer estimate forfeitures using a modified retrospective transition method, which resulted in a net cumulative-effect adjustment of $0.7 million to increase our February 1, 2017 opening retained earnings balance.

•

In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be classified as operating activities on the condensed consolidated statement of cash flows. Previously, these items were classified as financing activities. We have elected to present the cash flow impact using a prospective transition method. As a result, there were no adjustments to the condensed consolidated statement of cash flows for the three months ended April 30, 2016.

•

Excess tax benefits and deficiencies must be prospectively excluded from assumed future proceeds in the calculation of diluted shares when using the treasury stock method. The effect of this change on the fully diluted net income per share was immaterial for the three months ended April 30, 2017.

Note 2. Short-Term Investments

At April 30, 2017, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale securities:
Asset-backed securities	$18,873	$3	$(15)	$18,861
Commercial paper	13,460	—	(1)	13,459
Corporate notes and bonds	98,735	22	(64)	98,693
U.S. agency obligations	86,316	—	(104)	86,212
U.S. treasury securities	81,219	5	(192)	81,032
Total available-for-sale securities	$298,603	$30	$(376)	$298,257

At January 31, 2017, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale securities:
Asset-backed securities	$20,729	$5	$(16)	$20,718
Commercial paper	20,567	4	(1)	20,570
Corporate notes and bonds	92,843	14	(101)	92,756
U.S. agency obligations	87,091	12	(51)	87,052
U.S. treasury securities	80,277	4	(111)	80,170
Total available-for-sale securities	$301,507	$39	$(280)	$301,266

10   Veeva Systems Inc. | Form 10-Q

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	April 30,	January 31,
	2017	2017
Due in one year or less	$256,380	$225,183
Due in greater than one year	41,877	76,083
Total	$298,257	$301,266

We have certain available-for-sale securities in a gross unrealized loss position, all of which have been in that position for less than 12 months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, our financial position and near-term prospects and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, we would write down the respective investment to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized as other income, net in our condensed consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). There were no impairments considered other-than-temporary as of April 30, 2017 and January 31, 2017.

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of April 30, 2017 (in thousands):

		Gross
	Fair	unrealized
	value	losses
Asset-backed securities	$15,108	$(15)
Commercial paper	6,465	(1)
Corporate notes and bonds	61,584	(64)
U.S. agency obligations	82,193	(104)
U.S. treasury securities	78,037	(192)

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of January 31, 2017 (in thousands):

		Gross
	Fair	unrealized
	value	losses
Asset-backed securities	$14,027	$(16)
Commercial paper	5,694	(1)
Corporate notes and bonds	67,220	(101)
U.S. agency obligations	40,549	(51)
U.S. treasury securities	68,704	(111)

Veeva Systems Inc. | Form 10-Q   11

Note 3. Property and Equipment, Net

Property and equipment, net consists of the following as of the dates shown (in thousands):

	April 30	January 31,
	2017	2017
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	15,396	14,731
Equipment and computers	7,237	7,197
Furniture and fixtures	7,538	7,322
Leasehold improvements	2,886	2,615
Construction in progress	4,552	2,889
	61,633	58,778
Less accumulated depreciation	(9,679)	(8,871)
Total property and equipment, net	$51,954	$49,907

Total depreciation expense was $1.3 million and $1.2 million for the three months ended April 30, 2017 and 2016, respectively. Land is not depreciated.

Note 4. Intangible Assets

The following schedule presents the details of intangible assets as of April 30, 2017 (dollar amounts in thousands):

	April 30, 2017
	Gross			Remaining
	carrying	Accumulated		useful life
	amount	amortization	Net	(in years)
Existing technology	$3,880	$(2,927)	$953	1.4
Database	4,939	(3,588)	1,351	2.4
Customer contracts and relationships	33,643	(6,113)	27,530	8.2
Software	10,867	(4,053)	6,814	2.9
Brand	1,141	(516)	625	1.9
	$54,470	$(17,197)	$37,273

The following schedule presents the details of intangible assets as of January 31, 2017 (dollar amounts in thousands):

	January 31, 2017
	Gross			Remaining
	carrying	Accumulated		useful life
	amount	amortization	Net	(in years)
Existing technology	$3,880	$(2,733)	$1,147	1.6
Database	4,939	(3,291)	1,648	2.5
Customer contracts and relationships	33,643	(5,245)	28,398	8.5
Software	10,867	(3,481)	7,386	3.2
Brand	1,141	(437)	704	2.2
	$54,470	$(15,187)	$39,283

Amortization expense associated with intangible assets was $2.0 million and $2.1 million for the three months ended April 30, 2017 and 2016, respectively.

12   Veeva Systems Inc. | Form 10-Q

The estimated amortization expense for intangible assets, for the next five years and thereafter is as follows as of April 30, 2017 (in thousands):

Estimated
amortization
Period	expense
Fiscal 2018	$5,797
Fiscal 2019	6,955
Fiscal 2020	6,062
Fiscal 2021	3,629
Fiscal 2022	3,182
Thereafter	11,648
Total	$37,273

Note 5. Accrued Expenses

Accrued expenses consisted of the following as of the dates shown (in thousands):

	April 30,	January 31,
	2017	2017
Accrued commissions	$1,650	$3,754
Accrued bonus	2,348	2,333
Deferred compensation associated with Zinc Ahead	530	333
Accrued vacation	2,362	1,866
Accrued other compensation and benefits	5,488	3,721
Total accrued compensation and benefits	$12,378	$12,007
Accrued fees payable to salesforce.com	4,613	4,520
Accrued third-party professional services subcontractors' fees	665	953
Sales taxes payable	1,527	2,018
Other accrued expenses	5,515	4,819
Total accrued expenses and other current liabilities	$12,320	$12,310

Note 6. Fair Value Measurements

The carrying amounts of accounts receivable and other current assets, accounts payable and accrued liabilities approximate their fair value due to their short-term nature.

Financial assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires management to make judgments and considers factors specific to the asset or liability.

Veeva Systems Inc. | Form 10-Q   13

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of April 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,211	$—	$—	$20,211
Commercial paper	—	6,294	—	6,294
Corporate notes and bonds	—	—	—	—
U.S. agency obligations	—	2,503	—	2,503
Short-term investments:
Asset-backed securities	—	18,861	—	18,861
Commercial paper	—	13,459	—	13,459
Corporate notes and bonds	—	98,693	—	98,693
U.S. agency obligations	—	86,212	—	86,212
U.S. treasury securities	—	81,032	—	81,032
Foreign currency derivative contracts	—	(49)	—	(49)
Total	$20,211	$307,005	$—	$327,216

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,174	$—	$—	$20,174
Corporate notes and bonds	—	—	—	—
U.S. agency obligations	—	5,450	—	5,450
Short-term investments:
Asset-backed securities	—	20,718	—	20,718
Commercial paper	—	20,570	—	20,570
Corporate notes and bonds	—	92,756	—	92,756
U.S. agency obligations	—	87,052	—	87,052
U.S. treasury securities	—	80,170	—	80,170
Total	$20,174	$306,716	$—	$326,890

We determine the fair value of our security holdings based on pricing from our service providers and market prices from industry-standard independent data providers. The valuation techniques used to measure the fair value of financial instruments having Level 2 inputs were derived from non-binding consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). We perform procedures to ensure that appropriate fair values are recorded such as comparing prices obtained from other sources.

Balance Sheet Hedges

During the three months ended April 30, 2017, we entered into a foreign currency forward contract (the “Forward Contract”) in order to hedge foreign currency exposure. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into the Forward Contract and holding it to maturity, we are locked into a future currency exchange rate in an amount equal to and for the term of the Forward Contract. The Company accounts for derivative instruments at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. During the three months ended April 30, 2017, we recognized realized foreign currency losses on hedging of $0.6 million.

Details on outstanding balance sheet hedges are presented below as of the date shown below (in thousands):

April 30,
2017
Notional amount of foreign currency derivative contracts	$25,556
Fair value of foreign currency derivative contracts	$25,606

14   Veeva Systems Inc. | Form 10-Q

The fair value of the Company’s outstanding derivative instruments is summarized below (in thousands):

		April 30,
		2017
Derivative Assets	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$(49)

Note 7. Income Taxes

For the three months ended April 30, 2017 and 2016, our effective tax rates were 5.0% and 39.1%, respectively. During the three months ended April 30, 2017 as compared to the prior year period, our effective tax rate decreased primarily due to the adoption of ASU 2016-09 on February 1, 2017. The adoption of this guidance on a prospective basis resulted in the discrete recognition of excess tax benefits in our provision for income taxes of $13.9 million, which lowered our effective tax rate by 37 percentage points for the three months ended April 30, 2017.

Note 8. Stockholders’ Equity

Stock Option Activity

A summary of stock option activity for the three months ended April 30, 2017 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (in years)	value
Options outstanding at January 31, 2017	16,282,343	$7.48	6.3	$567,491,532
Options granted	6,500	49.88
Options exercised	(1,159,780)	6.46
Options forfeited/cancelled	(29,685)	4.25
Options outstanding at April 30, 2017	15,099,378	$7.58	6.1	$695,167,853
Options vested and exercisable at April 30, 2017	5,533,574	$5.29	5.5	$267,439,117
Options vested and exercisable at April 30, 2017 and expected to vest thereafter	15,099,378	$7.58	6.1	$695,167,853

During the three months ended April 30, 2017, we granted 6,500 stock options under the 2013 Equity Incentive Plan (EIP). The weighted average grant-date fair value of options granted was $22.68 for the three months ended April 30, 2017.

As of April 30, 2017, there was $36.6 million in unrecognized compensation cost related to unvested stock options granted under the 2007 Stock Plan (2007 Plan), 2012 Equity Incentive Plan and 2013 EIP. This cost is expected to be recognized over a weighted average period of 3.2 years.

As of April 30, 2017, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.

The total intrinsic value of options exercised was approximately $48.1 million for the three months ended April 30, 2017.

Veeva Systems Inc. | Form 10-Q   15

Restricted Stock Units

A summary of restricted stock unit (RSU) activity for the three months ended April 30, 2017 is as follows:

		Weighted
	Unreleased	average
	restricted	grant date
	stock units	fair value
Balance at January 31, 2017	3,362,650	$29.33
RSUs granted	578,285	48.02
RSUs vested	(293,449)	28.77
RSUs forfeited/cancelled	(129,540)	29.23
Balance at April 30, 2017	3,517,946	$32.48

During the three months ended April 30, 2017, we granted 578,285 RSUs under the 2013 EIP with a weighted-average grant date fair value of $48.02.

As of April 30, 2017, there was a total of $108.6 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

Stock-Based Compensation

Compensation expense related to share-based transactions, including equity awards to employees, consultants, and non-employee directors, is measured and recognized in the condensed consolidated financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The stock-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four to nine years. For RSUs, fair value is based on the closing price of our common stock on the grant date. We adopted ASU 2016-09 on February 1, 2017. Upon adoption, we have elected to account for forfeitures as they occur and to no longer estimate for forfeitures. As such, we recorded a net cumulative-effect adjustment of $0.7 million to increase our February 1, 2017 opening retained earnings balance. See notes 1 and 7 for additional information on the tax impact.

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

The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended April 30,
	2017	2016
Volatility	44%	45% – 46%
Expected term (in years)	6.35	6.31 – 7.56
Risk-free interest rate	1.95% - 2.17%	1.48% – 1.67%
Dividend yield	0%	0%

For the three months ended April 30, 2017 and 2016, we capitalized an immaterial amount of stock-based compensation as part of our internal-use software capitalization.

16   Veeva Systems Inc. | Form 10-Q

Early Exercise of Employee Options

We historically have allowed for the early exercise of options granted under the 2007 Plan prior to vesting. Historically, all such early exercises have been through cash payment. The unvested shares are subject to our repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options, and reclassified to common stock as our repurchase right lapses. At April 30, 2017, there were no unvested shares which were subject to repurchase. At January 31, 2017, there were 2,500 unvested shares which were subject to repurchase at an aggregate price of an immaterial amount.

Note 9. Net Income per Share Attributable to Common Stockholders

We compute net income per share of our Class A and Class B common stock using the two-class method required for participating securities. We consider unvested shares issued upon the early exercise of options to be participating securities as the holders of these shares have a non-forfeitable right to dividends in the event of our declaration of a dividend for common shares.

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

Veeva Systems Inc. | Form 10-Q   17

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Three months ended April 30,
	2017		2016
	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$27,990	$8,033	$8,404	$4,105
Undistributed earnings allocated to participating securities	—	—	(3)	(1)
Net income attributable to common stockholders, basic	$27,990	$8,033	$8,401	$4,104
Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	106,524	30,572	90,020	43,976
Net income per share attributable to common stockholders, basic	$0.26	$0.26	$0.09	$0.09

Diluted
Numerator
Net income attributable to common stockholders, basic	$27,990	$8,033	$8,401	$4,104
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	8,033	—	4,104	—
Reallocation of net income to Class B common stock	—	2,587	—	675
Net income attributable to common stockholders, diluted	$36,023	$10,620	$12,505	$4,779
Denominator
Number of shares used for basic EPS computation	106,524	30,572	90,020	43,976
Conversion of Class B to Class A common stock	30,572	—	43,976	—
Effect of potentially dilutive common shares	13,960	13,960	11,712	11,712
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	151,056	44,532	145,708	55,688
Net income per share attributable to common stockholders, diluted	$0.24	$0.24	$0.09	$0.09

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three months ended April 30,
	2017	2016
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	559,045	1,489,703

Note 10. Commitments and Contingencies

Litigation

IMS Litigation Matter.

IMS’s Complaint Alleging Theft of Trade Secrets. On January 10, 2017, Quintiles IMS Incorporated and IMS Software Services, Ltd. (collectively, “IMS”) filed a complaint against us in the U.S. District Court for the District of New Jersey (Quintiles IMS Inc. v. Veeva Systems Inc. (No. 2:17-cv-00177)). In the complaint, IMS alleges that we have used unauthorized access to proprietary IMS data to improve our software and data products, and that our software is designed to steal IMS trade secrets. IMS further alleges that we have intentionally gained unauthorized access to IMS proprietary information to gain an unfair advantage in marketing our products, and that we have made false statements concerning IMS’s conduct and our data security capabilities.  IMS asserts claims under both federal and state theft of trade secret laws, federal false advertising law, and common law claims for unjust enrichment, tortious interference, and unfair trade practices. The complaint seeks declaratory and injunctive relief and unspecified monetary damages. On March 13, 2017, we filed our Answer and Counterclaims to IMS’s complaint, a motion to dismiss all of IMS’s claims except for those asserted under the Lanham Act, and a motion to transfer the case to the U.S. District Court for the Northern District of California. The Court has not yet ruled on our motion to dismiss or motion to transfer. Discovery has not yet begun, no case management schedule has been set, and no trial date has been set.

18   Veeva Systems Inc. | Form 10-Q

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that IMS’s claims lack merit.

Veeva’s Counterclaim Complaint Alleging Violations of Federal and State Antitrust Laws. On March 13, 2017, we filed counterclaims in the action instituted by IMS in the U.S. District Court for the District of New Jersey. Our counterclaims allege that IMS has abused monopoly power as the dominant provider of data products for life sciences companies to exclude Veeva OpenData and Veeva Network from their respective markets. The counterclaims allege that IMS has engaged in various tactics to prevent customers from using our applications and has deliberately raised costs and difficulty for customers attempting to switch from IMS to our data products. The counterclaims assert federal and state antitrust claims, as well as claims under California’s Unfair Practices Act and common law claims for intentional interference with contractual relations and intentional interference with prospective economic advantage. The counterclaims seek injunctive relief, monetary damages exceeding $200 million, and attorneys’ fees. On May 3, 2017, in lieu of filing an Answer, IMS filed a motion to dismiss our counterclaims. Our opposition to IMS’s motion to dismiss was filed on June 5, 2017, and IMS’s reply, if any, is due June 12, 2017.

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

Other Litigation Matters

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

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce1 Platform in combination with our developed technology to deliver certain of our multichannel customer relationship management applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. As of April 30, 2017, we remained obligated to pay fees of at least $335.6 million prior to September 1, 2025 in connection with this agreement.

Veeva Systems Inc. | Form 10-Q   19

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

	Three months ended April 30,
	2017	2016
Revenues by geography
North America	$86,681	$65,439
Europe and other	47,084	34,814
Asia Pacific	24,153	19,511
Total revenues	$157,918	$119,764

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	April 30,	January 31,
	2017	2017
Long-lived assets by geography
North America	$49,291	$47,096
Europe and other	1,679	1,762
Asia Pacific	984	1,049
Total long-lived assets	$51,954	$49,907

Note 12. Subsequent Events

On May 25, 2017, the Internal Revenue Service (IRS) notified us of its intent to commence an audit of our federal return for our fiscal year ended January 31, 2015. We believe that the return for the year under examination was prepared appropriately and was filed correctly with the IRS.

20   Veeva Systems Inc. | Form 10-Q

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

Veeva Commercial Cloud, and in particular Veeva CRM, has made up the vast majority of our revenue historically. In our fiscal year ended January 31, 2017, we derived approximately 71% of our subscription services revenues and 68% of our total revenues from our Veeva Commercial Cloud solutions. The contribution of subscription services revenues and total revenues associated with our Veeva Vault solutions are expected to increase as a percentage of subscription services revenues and total revenues going forward. However, as compared to Veeva CRM, we have less experience selling Veeva Vault and certain applications within Veeva Commercial Cloud, including Veeva Network, our data offerings, and our newer multichannel customer relationship management applications. We are now extending certain of our solutions to adjacent industries in North America and Europe, including manufacturing, both process and discrete, and highly regulated services of all types. Although certain of our Veeva Vault applications have begun to achieve meaningful market acceptance within the life sciences industry, to the extent that our more recently introduced solutions do not continue to achieve significant market acceptance, our business and results of operations may be adversely affected.

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

For the three months ended April 30, 2017 and 2016, our total revenues were $157.9 million and $119.8 million, respectively, representing period-over-period growth in total revenues of 32%. For the three months ended April 30, 2017 and 2016, our subscription services revenues were $127.3 million and $96.0 million, respectively, representing period-over-period growth in subscription services revenues of 33%. In the three months ended April 30, 2017, we derived approximately 67% of our subscription services revenues and 64% of our total revenues from our Veeva Commercial Cloud solutions. We generated net income of $36.0 million and $12.5 million for the three months ended April 30, 2017 and 2016, respectively.

Veeva Systems Inc. | Form 10-Q   21

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

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. In addition, our acquired Zinc Ahead business had a limited number of perpetual license agreements with accompanying maintenance and hosting fees. We have included such on-going maintenance and hosting fees in our subscription services revenues. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. For the three months ended April 30, 2017, subscription services revenues constituted 81% of total revenues and professional services and other revenues constituted 19% of total revenues.

22   Veeva Systems Inc. | Form 10-Q

We enter into master subscription agreements with our customers and count each distinct master subscription agreement that has not been terminated or expired and that has orders for which we have recognized revenue in the quarter as a distinct customer for purposes of determining our total number of current customers as of the end of that quarter. We generally enter into a single master subscription agreement with each customer, although in some instances, affiliated legal entities within the same corporate family may enter into separate master subscription agreements. Divisions, subsidiaries and operating units of our customers often place distinct orders for our subscription services under the same master subscription agreement, and we do not count such distinct orders as new customers for purposes of determining our total customer count. With respect to data services customers that have not purchased one of our software solutions, we count as a distinct customer the party to each agreement that has a known and recurring payment obligation. For purposes of determining our total customer count, we count each entity that uses a legacy Zinc Ahead product as a distinct customer if such entity is not otherwise a customer of ours.

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

With respect to solutions other than our core sales automation solution and particularly with respect to our Vault applications, we have entered into a number of orders with terms of up to five years. The fees associated with such orders are typically not based on the number of end-users and typically escalate over the term of such orders at a pre-agreed rate to account for, among other factors, implementation and adoption timing and planned increased usage by the customer. Such multi-year orders are billed in annual or quarterly increments

Subscription services revenues are recognized ratably over the order term beginning when the solution has been provisioned to the customer. Our subscription services agreements are generally non-cancelable during the term, although customers typically have the right to terminate their agreements for cause in the event of material breach. Subscription services revenues are affected primarily by the number of customers, the number of end users (or other subscription usage metric) at each customer that uses our solutions and the number of solutions subscribed to by each customer.

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

Veeva Systems Inc. | Form 10-Q   23

Cost of Revenues

Cost of subscription services revenues for all of our solutions consists of expenses related to third-party data centers, personnel related costs associated with hosting our subscription services and providing support, including our data stewards, operating lease expense associated with computer equipment and software and allocated overhead, amortization expense associated with capitalized internal-use software related to our subscription services and amortization expense associated with purchased intangibles related to our subscription services. Cost of subscription services revenues for Veeva CRM and certain of our multichannel customer relationship management applications also include fees paid to salesforce.com, inc. for our use of the Salesforce1 Platform and the associated hosting infrastructure and data center operations that are provided by salesforce.com. We intend to continue to invest additional resources in our subscription services to enhance our product offerings and increase our delivery capacity. For example, we may add or expand computing infrastructure capacity in the future, migrate to new computing infrastructure service providers, and make additional investments in the availability and security of our solutions. The timing of when we incur these additional expenses will affect our cost of revenues in absolute dollars in the affected periods.

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

Other Income, Net

Other income, net consists primarily of transaction gains or losses on foreign currency, net of interest income and amortization of premiums paid on investments.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. See note 7 of the notes to our condensed consolidated financial statements.

New Accounting Pronouncements Adopted in Fiscal 2018

Refer to note 1 of the condensed consolidated financial statements for a full description of the recent accounting pronouncements adopted during the fiscal year ending January 31, 2018.

24   Veeva Systems Inc. | Form 10-Q

Recent Accounting Pronouncements

Intangibles and Goodwill

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the goodwill impairment test. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted for impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 is to be applied on a prospective basis. We are currently evaluating the timing of adoption and do not expect the adoption of ASU 2017-04 to have a material impact on our consolidated financial statements.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are evaluating the impact of this new accounting standard on our consolidated financial statements and expect the adoption to materially increase our long-term assets and liabilities, but we have not yet determined whether we will early adopt.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments,” which outlines the classification and measurement of financial instruments. The requirement to disclose the methods and significant assumptions used to estimate fair value is removed. In addition, financial assets and liabilities are to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We do not expect this standard to have a material impact on our consolidated financial statements.

Veeva Systems Inc. | Form 10-Q   25

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

We expect the impact of adoption will include the deferral of costs to obtain customer contracts, which is comprised of commissions on our subscription services arrangements and the other associated fringe benefits. Such costs are expensed as incurred under the current standard, whereas under the new standard, they will generally be capitalized and amortized over the costs’ associated term of economic benefit. We have not yet determined the term of economic benefit of our costs to obtain customer contracts which will affect our operating margin as well as the classification and magnitude of the deferred costs for each reporting period.

Revenue for the majority of our subscription services customer contracts will continue to be recognized over time because of the continuous transfer of control to the customer; however, we expect some impact to revenue primarily driven by (i) the removal of the current limitation on contingent revenue, which may result in revenue being recognized earlier for certain contracts, and (ii) potential changes to our approach to allocating revenue between subscription services and professional services.

We are continuing to evaluate the effect that the new standard will have on our consolidated financial statements and our preliminary assessments remain subject to change.

26   Veeva Systems Inc. | Form 10-Q

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	For the three months ended April 30,
	2017	2016
	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$127,277	$96,032
Professional services and other	30,641	23,732
Total revenues	157,918	119,764
Cost of revenues(1):
Cost of subscription services	26,138	21,745
Cost of professional services and other	22,744	19,346
Total cost of revenues	48,882	41,091
Gross profit	109,036	78,673
Operating expenses(1):
Research and development	28,311	22,073
Sales and marketing	29,810	26,723
General and administrative	13,576	12,071
Total operating expenses	71,697	60,867
Operating income	37,339	17,806
Other income, net	591	2,747
Income before income taxes	37,930	20,553
Provision for income taxes	1,907	8,044
Net income	$36,023	$12,509

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$342	$209
Cost of professional services and other	1,689	1,178
Research and development	3,802	2,394
Sales and marketing	3,847	2,455
General and administrative	2,108	1,907
Total stock-based compensation	$11,788	$8,143

	For the three months ended April 30,
	2017	2016
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	80.6%	80.2%
Professional services and other	19.4	19.8
Total revenues	100.0	100.0
Cost of revenues:
Cost of subscription services	16.6	18.2
Cost of professional services and other	14.4	16.2
Total cost of revenues	31.0	34.4
Gross profit	69.0	65.6
Operating expenses:
Research and development	17.9	18.4
Sales and marketing	18.9	22.3
General and administrative	8.6	10.1
Total operating expenses	45.4	50.8
Operating income	23.6	14.8
Other income, net	0.4	2.3
Income before income taxes	24.0	17.1
Provision for income taxes	1.2	6.7
Net income	22.8%	10.4%

Veeva Systems Inc. | Form 10-Q   27

Revenues

	For the three months ended April 30,
	2017	2016	% Change
	(dollar amounts in thousands)
Revenues:
Subscription services	$127,277	$96,032	33%
Professional services and other	30,641	23,732	29
Total revenues	$157,918	$119,764	32
Percentage of revenues:
Subscription services	81%	80%
Professional services and other	19	20
Total revenues	100%	100%

Total revenues for the three months ended April 30, 2017 increased $38.2 million from the same period in the prior year, of which $31.2 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $16.9 million of subscription services revenue attributable to Veeva Vault solutions, and $14.3 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues, which is primarily measured by the estimated location of the end users of our subscription services, was 53% from North America, 30% from Europe and other and 17% from Asia for the three months ended April 30, 2017 as compared to 53% from North America, 29% from Europe and other and 18% from Asia for the three months ended April 30, 2016.

Professional services and other revenues for the three months ended April 30, 2017 increased $6.9 million from the same period in the prior year. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The geographic mix of professional services and other revenues, as measured by the estimated location of the resources performing the services, was 63% from North America, 28% from Europe and other and 9% from Asia for the three months ended April 30, 2017 as compared to 61% from North America, 28% from Europe and other and 11% from Asia for the three months ended April 30, 2016.

Subscription services revenues were 81% of total revenues for the three months ended April 30, 2017, compared to 80% of total revenues for the three months ended April 30, 2016, reflecting the slightly faster growth rate of our subscription services revenues as compared to the growth rate of our professional services revenues.

Over time, we expect the proportion of our total revenues from subscription services to increase.

Cost of Revenues and Gross Profit

	For the three months ended April 30,
	2017	2016	% Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$26,138	$21,745	20%
Cost of professional services and other	22,744	19,346	18
Total cost of revenues	$48,882	$41,091	19
Gross margin percentage:
Subscription services	79%	77%
Professional services and other	26	18
Total gross margin percentage	69%	66%
Gross profit	$109,036	$78,673	39%

28   Veeva Systems Inc. | Form 10-Q

Cost of revenues for the three months ended April 30, 2017 increased $7.8 million from the same period in the prior year, of which $4.4 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of end users of our subscription services, which drove an increase of $1.8 million in fees paid to salesforce.com, a $1.1 million increase in third-party data center costs, and an increase of $1.1 million in employee compensation-related costs (includes an increase of $0.1 million in stock-based compensation). We expect cost of subscription services revenues to increase in absolute dollars in the near term, as we renew existing orders and enter into new orders for our subscription services.

Cost of professional services and other revenues for the three months ended April 30, 2017 increased $3.4 million from the same period in the prior year, primarily due to a $3.2 million increase in employee compensation-related costs (includes an increase of $0.5 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. We expect cost of professional services and other revenues to increase as we add personnel to our global professional services organization.

Gross profit as a percentage of total revenues for the three months ended April 30, 2017 and 2016 was 69% and 66%, respectively. The increase compared to the prior periods is largely due to an increase in the proportion of total revenues attributable to subscription services revenues, which have higher gross margins, as compared to professional services and other revenues, as well as the continued growth of our Veeva Vault, Veeva Network master data management solutions, and our newer multichannel customer relationship management applications that compliment Veeva CRM, all of which have slightly higher subscription services gross margins than our core Veeva CRM application.

Operating Expenses and Operating Margin

Operating expenses include research and development, sales and marketing and general and administrative expenses. As we continue to invest in our growth through hiring, we expect operating expenses to increase in absolute dollars and as a percentage of revenue for the foreseeable future which could result in a slight decrease in our operating margin.

Research and Development

	For the three months ended April 30,
	2017	2016	% Change
	(dollars in thousands)
Research and development	$28,311	$22,073	28%
Percentage of total revenues	18%	18%

Research and development expenses for the three months ended April 30, 2017 increased $6.2 million from the same period in the prior year, primarily due to an increase of $6.7 million in employee compensation-related costs (includes an increase of $1.4 million in stock-based compensation) resulting from increased headcount during the period. The expansion of our headcount in this area is to support the increased number of products that are under development. This increase was partially offset by $0.7 million in research and development expenses that were capitalized as internal use software during the period.

We expect research and development expenses to increase in absolute dollars in the near term, primarily due to higher headcount as we continue to add research and development personnel and invest in our solutions.

Sales and Marketing

	For the three months ended April 30,
	2017	2016	% Change
	(dollars in thousands)
Sales and marketing	$29,810	$26,723	12%
Percentage of total revenues	19%	22%

Veeva Systems Inc. | Form 10-Q   29

Sales and marketing expenses for the three months ended April 30, 2017 increased $3.1 million from the same period in the prior year, primarily due to an increase of $3.4 million in employee compensation-related costs (includes an increase of $0.2 million in sales commissions, an increase of $1.4 million in stock-based compensation and a decrease of $0.1 million in severance costs). The increase in employee compensation-related costs is primarily driven by increase in headcount during the period. This was partially offset by $0.2 million of fees we received from our partners for referrals.

We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our newer solutions and our continued expansion of our sales capacity across all our solutions both inside and outside of the life sciences market.

General and Administrative

	For the three months ended April 30,
	2017	2016	% Change
	(dollars in thousands)
General and administrative	$13,576	$12,071	12%
Percentage of total revenues	9%	10%

General and administrative expenses for the three months ended April 30, 2017 increased $1.5 million from the same period in the prior year, primarily due to an increase of $1.8 million in legal fees related to litigation activity during the period and an increase of $0.7 million in employee compensation-related costs (includes an increase of $0.2 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by increase in headcount during the period. The increases were partially offset by a decrease of $1.3 million in deferred compensation costs due to the termination of employees from the acquired Zinc Ahead business.

We expect general and administrative expenses to continue to grow in absolute dollars in the near term, primarily due to higher headcount as we continue to invest in our business, increased third-party legal fees related to the matters described in Part II, Item 1. “Legal Proceedings,” and increased accounting, tax and audit fees related to compliance with new accounting guidance.

Other Income, Net

	For the three months ended April 30,
	2017	2016	% Change
	(dollars in thousands)
Other income, net	$591	$2,747	-78%

Other income, net for the three months ended April 30, 2017 decreased $2.2 million from the prior year period, primarily due to foreign currency gains in the prior period combined with $0.4 million in foreign currency losses in the current period. We continue to experience foreign currency fluctuations primarily due to the volatility in the value of the U.S. Dollar against the Euro and British Pound Sterling and the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen and Chinese Yuan. We may continue to experience favorable or adverse foreign currency impacts due to continued volatility in these currencies. This was partially offset by an increase in interest and other income of $0.7 million due to higher cash and cash equivalents balances in the current period.

30   Veeva Systems Inc. | Form 10-Q

Provision for Income Taxes

	For the three months ended April 30,
	2017	2016	% Change
	(dollars in thousands)
Income before income taxes	$37,930	$20,553	85%
Provision for income taxes	1,907	8,044	-76%
Effective tax rate	5.0%	39.1%

Our effective tax rate is the result of the mix of income earned in various tax jurisdictions that are subject to a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, equity compensation and the U.S. domestic production activity deduction. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation, as may be applicable. Differing tax rates in various jurisdictions could harm our results of operations and financial condition by increasing our overall tax rate. As discussed in note 7, we adopted ASU 2016-09 on February 1, 2017. We recorded all income tax effects of share-based awards in the provision for income taxes in the condensed consolidated statement of comprehensive income on a prospective basis. Prior to adoption, we did not recognize excess tax benefits from stock-based compensation as a charge to capital in excess of par value to the extent that the related tax deduction did not reduce income taxes payable. On May 25, 2017, the Internal Revenue Service (IRS) notified us of its intent to commence an audit of our federal return for our fiscal year ended January 31, 2015. We believe that the return for the year under examination was prepared appropriately and was filed correctly with the IRS. Currently, tax years from 2011 forward remain open for IRS audit.

For the three months ended April 30, 2017 and 2016, our effective tax rates were 5.0% and 39.1%, respectively. During the three months ended April 30, 2017 as compared to the prior year period, our effective tax rate decreased 34.1 percentage points primarily due to the adoption of ASU 2016-09 on February 1, 2017. The adoption of this guidance on a prospective basis resulted in the discrete recognition of excess tax benefits in our provision for income taxes of $13.9 million, which lowered our effective tax rate by 37 percentage points for the three months ended April 30, 2017.

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

For the reasons set forth below, we believe that excluding the following items from our non-GAAP financial measures provides information that is helpful in understanding our operating results, evaluating our future prospects, comparing our financial results across accounting periods, and comparing our financial results to our peers, many of which provide similar non-GAAP financial measures.

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

Veeva Systems Inc. | Form 10-Q   31

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

32   Veeva Systems Inc. | Form 10-Q

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended April 30,
	2017	2016
Operating income on a GAAP basis	$37,339	$17,806
Stock-based compensation expense	11,788	8,143
Amortization of purchased intangibles	2,002	2,051
Capitalization of internal-use software	(790)	(140)
Amortization of internal-use software	121	177
Deferred compensation associated with Zinc Ahead acquisition	137	1,413
Operating income on a non-GAAP basis	$50,597	$29,450
Net income on a GAAP basis	$36,023	$12,509
Stock-based compensation expense	11,788	8,143
Amortization of purchased intangibles	2,002	2,051
Capitalization of internal-use software	(790)	(140)
Amortization of internal-use software	121	177
Deferred compensation associated with Zinc Ahead acquisition	137	1,413
Income tax effect on non-GAAP adjustments	(16,009)	(2,980)
Net income on a non-GAAP basis	$33,272	$21,173
Net income allocated to participating securities on a GAAP basis	$—	$(4)
Net income allocated to participating securities from non-GAAP adjustments	—	(2)
Net income allocated to participating securities on a non-GAAP basis	—	(6)
Net income attributable to common stockholders on a non-GAAP basis	$33,272	$21,167
Diluted net income per share on a GAAP basis	$0.24	$0.09
Stock-based compensation expense	0.08	0.06
Amortization of purchased intangibles	0.01	0.01
Capitalization of internal-use software	—	—
Amortization of internal-use software	—	—
Deferred compensation associated with Zinc Ahead acquisition	—	0.01
Income tax effect on non-GAAP adjustments	(0.11)	(0.02)
Diluted net income per share on a non-GAAP basis	$0.22	$0.15

Liquidity and Capital Resources

	For the three months ended April 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities(1)	$142,161	$109,360
Net cash used in investing activities	(2,305)	82
Net cash provided by financing activities(1)	7,285	4,205
Effect of exchange rate changes on cash and cash equivalents	913	116
Net change in cash and cash equivalents	$148,054	$113,763

(1)

During the three months ended April 30, 2017, the Company adopted ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment.” Refer to note 1—New Accounting Pronouncements Adopted in Fiscal 2018 for further details. This adoption resulted in a $13.9 million increase in net cash provided by operating activities and a corresponding decrease in net cash provided by financing activities for the three months ended April 30, 2017.

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents and short-term investments, as well as cash flows generated from our operations. As of April 30, 2017, our cash, cash equivalents and short-term investments totaled $663.9 million, of which $34.4 million represented cash and cash equivalents held outside of the United States. Non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States and, therefore, no U.S. current or deferred taxes have been accrued related to these balances. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the United States. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

Veeva Systems Inc. | Form 10-Q   33

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

Net cash provided by operating activities was $142.2 million for the three months ended April 30, 2017. Our cash provided by operating activities during the three months ended April 30, 2017 primarily reflected our net income of $36.0 million, adjustments for non-cash items of $14.5 million, and a net increase in our operating assets and liabilities of $91.6 million. Non-cash charges included $11.8 million of stock-based compensation expense and $3.4 million of depreciation and amortization expense. The net changes in operating assets and liabilities included a $69.7 million decrease in accounts receivable which was primarily driven by increased collections during the period and a $24.4 million increase in deferred revenue which was primarily driven by increased billings from new and existing customers during the period.

The cash flow from operating activities for the three months ended April 30, 2017 represents a significant portion of the cash flows from operating activities that we expect for the remainder of the fiscal year ending January 31, 2018. As a result, we expect cash flows from operating activities to be substantially less in future quarterly periods during this fiscal year.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth, including the continuing build-out of our corporate headquarters located in Pleasanton, California.

Net cash used in investing activities was $2.3 million for the three months ended April 30, 2017 resulting primarily from $4.0 million in purchases of property and equipment to support the growth of our business, including the build-out of our corporate headquarters and $0.8 million of capitalized internal-use software development costs during the period for new product releases. This was partially offset by $2.4 million increase in net cash flows provided by the purchases, maturities and sales of short-term investments.

We expect the cash flows used in investing activities to increase in the near term as we continue to build-out our corporate headquarters. We expect capital expenditures from the corporate headquarter build-out to be approximately $3.0 million in the next quarter as the project finalizes.

Cash Flows from Financing Activities

The cash flows from financing activities relates to stock option exercises.

Net cash provided by financing activities was $7.3 million for the three months ended April 30, 2017 related to the proceeds from employee stock option exercises.

34   Veeva Systems Inc. | Form 10-Q

Commitments

Our principal commitments primarily consist of obligations for minimum payment commitments to salesforce.com and leases for office space. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. As of April 30, 2017, the future non-cancelable minimum payments under these commitments were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Purchase commitments	$335,612	$5,291	$—	$80,321	$250,000
Operating lease obligations	15,665	3,624	6,785	3,711	1,545
Total	$351,277	$8,915	$6,785	$84,032	$251,545

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

We believe that our significant accounting policies are described in note 1 of the notes to our condensed consolidated financial statements.  In addition, we highlighted certain accounting policies that involve a greater degree of judgment and complexity in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, filed on March 30, 2017. We believe that those policies are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2017 as compared to the those disclosed in our Form 10-K for the fiscal year ended January 31, 2017.

Veeva Systems Inc. | Form 10-Q   35

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro and Japanese Yen, and may be adversely affected in the future due to changes in foreign currency exchange rates, particularly in light of the Brexit vote and other recent political developments. We continue to experience foreign currency fluctuations primarily due to the volatility in the value of the U.S. Dollar against the Euro and British Pound Sterling and the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the three months ended April 30, 2017, we had a foreign currency loss of $0.5 million. For the three months ended April 30, 2016, we had a foreign currency gain of $2.2 million.

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

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $663.9 million as of April 30, 2017. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities, corporate notes and bonds, commercial paper, asset-backed securities, and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase of 100-basis points in interest rates would have resulted in a $1.9 million market value reduction in our investment portfolio as of April 30, 2017. An immediate decrease of 100-basis points in interest rates would have increased the market value by $1.9 million as of April 30, 2017. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

36   Veeva Systems Inc. | Form 10-Q

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Veeva Systems Inc. | Form 10-Q   37

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

IMS Litigation Matter.

IMS’s Complaint Alleging Theft of Trade Secrets. On January 10, 2017, Quintiles IMS Incorporated and IMS Software Services, Ltd. (collectively, “IMS”) filed a complaint against us in the U.S. District Court for the District of New Jersey (Quintiles IMS Inc. v. Veeva Systems Inc. (No. 2:17-cv-00177)). In the complaint, IMS alleges that we have used unauthorized access to proprietary IMS data to improve our software and data products, and that our software is designed to steal IMS trade secrets. IMS further alleges that we have intentionally gained unauthorized access to IMS proprietary information to gain an unfair advantage in marketing our products, and that we have made false statements concerning IMS’s conduct and our data security capabilities.  IMS asserts claims under both federal and state theft of trade secret laws, federal false advertising law, and common law claims for unjust enrichment, tortious interference, and unfair trade practices. The complaint seeks declaratory and injunctive relief and unspecified monetary damages. On March 13, 2017, we filed our Answer and Counterclaims to IMS’s complaint, a motion to dismiss all of IMS’s claims except for those asserted under the Lanham Act, and a motion to transfer the case to the U.S. District Court for the Northern District of California. The Court has not yet ruled on our motion to dismiss or motion to transfer. Discovery has not yet begun, no case management schedule has been set, and no trial date has been set.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that IMS’s claims lack merit.

38   Veeva Systems Inc. | Form 10-Q

Veeva’s Counterclaim Complaint Alleging Violations of Federal and State Antitrust Laws. On March 13, 2017, we filed counterclaims in the action instituted by IMS in the U.S. District Court for the District of New Jersey. Our counterclaims allege that IMS has abused monopoly power as the dominant provider of data products for life sciences companies to exclude Veeva OpenData and Veeva Network from their respective markets. The counterclaims allege that IMS has engaged in various tactics to prevent customers from using our applications and has deliberately raised costs and difficulty for customers attempting to switch from IMS to our data products. The counterclaims assert federal and state antitrust claims, as well as claims under California’s Unfair Practices Act and common law claims for intentional interference with contractual relations and intentional interference with prospective economic advantage. The counterclaims seek injunctive relief, monetary damages exceeding $200 million, and attorneys’ fees. On May 3, 2017, in lieu of filing an Answer, IMS filed a motion to dismiss our counterclaims. Our opposition to IMS’s motion to dismiss was filed on June 5, 2017, and IMS’s reply, if any, is due June 12, 2017.

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

Other Litigation Matters

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

Veeva Systems Inc. | Form 10-Q   39

ITEM 1A.	RISK FACTORS.

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” together with all of the other information in this report, including our condensed consolidated financial statements and related notes, before investing in our Class A common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our Class A common stock could decline and you could lose part or all of your investment.

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

In our fiscal years ended January 31, 2015, 2016 and 2017, our total revenues grew by 49%, 31% and 33%, respectively, as compared to total revenues from the prior fiscal years. Please note that our total revenues for the fiscal year ended January 31, 2017 included a full year of revenue contribution from the Zinc Ahead business, which we acquired in September 2015. In our fiscal quarter ended April 30 2017, our total revenues grew by 32% as compared to the same quarterly period from our prior fiscal year. We expect the growth rate of our revenues to decline in future periods, which may adversely impact the value of our Class A common stock.

As our costs increase, we may not be able to sustain the level of profitability we have achieved in the past.

We expect our future expenses to increase as we continue to invest in and grow our business. We expect to incur significant future expenditures related to:

•

developing new solutions, enhancing our existing solutions (including adapting certain of our Veeva Vault applications for companies in process and discrete manufacturing and highly regulated services industries);

•	improving the technology infrastructure, scalability, availability, security and support for our solutions;
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

40   Veeva Systems Inc. | Form 10-Q

•

pending, threatened, or future legal proceedings, certain of which are described in Part II, Item 1. “Legal Proceedings” and which we expect to result in significant expense during the fiscal year ending January 31, 2018; and

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

The markets for our solutions are highly competitive. Our multichannel customer relationship management applications compete with offerings from large global enterprise software vendors, such as Oracle Corporation and Microsoft Corporation, and also compete with life sciences-specific customer relationship management providers, such as QuintilesIMS. We also compete with a number of vendors of cloud-based and on-premise customer relationship management applications that address only a portion of the functionality of our customer relationship management solutions. Veeva Vault, our regulated content and information management solutions, competes with offerings from large global content management platform vendors such as Microsoft, OpenText Corporation and Oracle, and with offerings from life sciences specific providers, such as Medidata Solutions, Inc., PAREXEL International Corporation, BioClinica, Inc., and Sparta Technologies Ltd. We also compete with professional services companies that provide solutions on these platforms, such as DXC Technology Company. In the future, providers of horizontal cloud-based solutions and platforms, such as Box.com, Amazon Web Services or Microsoft, and third parties that build on their platforms, may seek to compete with us. In addition, we have begun selling certain of our Veeva Vault to companies in process and discrete manufacturing and highly regulated services industries. We have limited experience selling certain of our Veeva Vault applications to companies in process and discrete manufacturing and highly regulated services industries and therefore we anticipate having to compete with many existing solutions, including those listed above, custom-built software developed by third-party vendors or in-house by our potential customers and niche software providers. Our master data management solutions compete with master data software offerings from vendors such as IBM Corporation, Informatica Corporation, and other smaller providers such as Reltio, Inc. Our data and data services offerings compete with QuintilesIMS and many other data providers. We may also face competition from custom-built software developed by third-party vendors or developed in-house by our potential customers, or from applications built by our customers or by third parties on behalf of our customers using commercially available software platforms that are provided by third parties. We may also face competition from companies that provide cloud-based solutions in different target or horizontal markets that may develop applications or work with companies that operate in our target markets. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.

Veeva Systems Inc. | Form 10-Q   41

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

Many of our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we are able. Such competitors may be able to initiate or withstand substantial price competition, and may offer solutions competitive to certain of our solutions on a standalone basis at a lower price or bundled as part of a larger product sale, including the bundling of software solutions and data. In addition, many of our competitors have established marketing relationships, access to larger customer bases and distribution agreements with consultants, system integrators and resellers that we do not have. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. In addition, in order to take advantage of customer demand for cloud-based solutions, such competitors may expand their cloud-based solutions through acquisitions and organic development or may seek to partner with other leading cloud providers. For instance, in October 2016, IMS Health Holding, Inc. and Quintiles Transnational Holdings Inc., a contract research organization, combined in an all-stock merger of equals to form Quintiles IMS Holdings, Inc., which operates under the name QuintilesIMS. The impact of this transaction on our competitive environment is uncertain but increased competition from QuintilesIMS could negatively impact our business.

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

In our fiscal year ended January 31, 2017, we derived approximately 71% of our subscription services revenues and 68% of our total revenues from our Veeva Commercial Cloud solutions. In the three months ended April 30, 2017, we derived approximately 67% of our subscription services revenues and 64% of our total revenues from our Veeva Commercial Cloud solutions. We have realized substantial sales penetration of the available market for our core Veeva CRM application among pharmaceutical and biotechnology companies. A critical factor for our continued growth is our ability to sell additional user subscriptions for Veeva CRM and the other applications within Veeva Commercial Cloud to our existing and new customers. Any factor adversely affecting sales of these applications—including substantial penetration of the available market for our core Veeva CRM application, reductions in user subscriptions due to acquisitions of or business combinations between our customers, or increased purchasing scrutiny, which may result in reductions in user subscription or increased pricing pressure, could adversely affect the growth rate of our sales, revenues, operating results, and business.

If our newer solutions, including certain Veeva Vault applications, Veeva Network Customer Master, Veeva Network Product Master, Veeva’s data offerings and our newer multichannel customer relationship management applications that complement Veeva CRM, are not successfully adopted by new and existing customers, the growth rate of our revenues and operating results will be adversely affected.

Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including our Veeva Vault applications, Veeva Network Customer Master, Veeva Network Product Master, Veeva’s data offerings and our newer multichannel customer relationship management applications that complement Veeva CRM. These solutions were introduced relatively recently. Although certain Veeva Vault applications have begun to achieve meaningful market acceptance, it is uncertain whether these solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected growth. For instance, we have recently begun selling certain of our Veeva Vault applications to companies in process and discrete manufacturing and highly regulated services industries outside of life sciences, and we have begun selling new Veeva Vault applications, such as Veeva Vault EDC and Veeva Vault CTMS. We cannot be certain that our initiatives with respect to newer solutions and newer markets for our solutions will be successful. It may take us significant time, and we may incur significant expense to effectively market and sell these solutions or to develop other new solutions and make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results may be adversely affected.

42   Veeva Systems Inc. | Form 10-Q

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

We derive a significant portion of our revenues from the renewal of existing subscription orders. Our customers’ orders for subscription services typically have a one-year term. However, more recently and with respect to solutions other than our core sales automation solution and particularly with respect to our Vault applications, we have entered into a number of orders with terms of up to five years. Our customers have no obligation to renew their subscriptions for our solutions after their orders expire. Thus, securing the renewal of our subscription orders and selling additional solutions and user subscriptions is critical to our future operating results. Factors that may affect the renewal rate for our solutions and our ability to sell additional solutions and user subscriptions include:

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

Veeva Systems Inc. | Form 10-Q   43

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

We rely on third-party providers—including salesforce.com and Amazon Web Services—for computing infrastructure, network connectivity and other technology-related services needed to deliver our cloud solutions. We intend to migrate to Amazon Web Services for more of these services over time, particularly with respect to our solutions other than Veeva CRM. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.

Our solutions are hosted from and use computing infrastructure provided by third parties, including salesforce.com with respect to our solutions related to Veeva CRM, Amazon Web Services, and other computing infrastructure service providers. Through the remainder of fiscal 2018 we will be migrating a greater proportion of our computing infrastructure needs to Amazon Web Services. Specifically, the computing infrastructure for our Veeva Vault applications, Veeva Network applications and certain other Veeva Commercial Cloud applications and functionality will be migrated to Amazon Web Services. Such migrations are risky and may cause disruptions to our cloud solutions, service outages, downtime, or other problems.

We do not own or control the operation of any of the third-party facilities or equipment used to provide the services described above. Our computing infrastructure service providers other than salesforce.com, including Amazon Web Services, have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our computing infrastructure service providers is acquired, we may be required to transition to a new providers, and we may incur significant costs and possible service interruption in connection with doing so. In addition, such service providers could decide to close their facilities or change or suspend their service offerings without adequate notice to us. Moreover, any financial difficulties, such as bankruptcy, faced by such service providers may have negative effects on our business, the nature and extent of which are difficult to predict. Since we cannot easily switch our computing infrastructure service providers, any disruption with respect to our current providers would impact our operations and our business could be adversely impacted.

Problems faced by our computing infrastructure service providers, including those operated by salesforce.com, Amazon Web Services, or other providers could adversely affect the experience of our customers. For example, in May 2016, salesforce.com, inc. suffered a significant service outage with respect to a group of servers that hosts the Veeva CRM solution for certain of our Veeva CRM customers, which resulted in unplanned system unavailability and potential data loss. Certain customers claimed service level credits under their contracts with us, and the impact was not material to our financial results for our fiscal year ended January 31, 2017. Amazon Web Services has also and may in the future experience a significant service outages. Additionally, if our computing infrastructure service providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect our service levels or cause such systems to fail. Any changes in third-party service levels at our computing infrastructure service providers or any disruptions or related performance problems with our solutions could adversely affect our reputation and may damage our customers’ stored files or result in lengthy

44   Veeva Systems Inc. | Form 10-Q

interruptions in our services or potential losses of customer data. Interruptions in our services might reduce our revenues, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to service level credit claims and potential liability or adversely affect our renewal rates. Our agreements with third-party computing infrastructure service providers may not entitle us to corresponding service level credits to those we offer to our customers.

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

Veeva Systems Inc. | Form 10-Q   45

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

46   Veeva Systems Inc. | Form 10-Q

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

There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, or NPEs, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, in 2014, we settled a lawsuit with Prolifiq Software, Inc. in exchange for a license to certain asserted patents, and we are currently defending against assertions of trade secret misappropriation made by our competitors, Medidata and QuintilesIMS, as described in Part II, Item 1. “Legal Proceedings.” As competition in our market grows, the possibility of patent infringement and other intellectual property claims against us increases. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

•	diversion of management’s attention from other business concerns;
•	adverse effects to business relationships with our existing business partners and customers as a result of the acquisition;
•	difficulty in retaining key personnel of the acquired business;

Veeva Systems Inc. | Form 10-Q   47

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

Our sales process entails planning discussions with prospective customers, analyzing their existing solutions and identifying how these potential customers can use and benefit from our solutions. The sales cycle for a new customer, from the time of prospect qualification to the completion of the first sale, may span over 12 months or longer. In particular, we have limited history selling certain of our more recently announced Veeva Vault applications, such as Veeva Vault EDC and Veeva Vault CTMS, to the research and development departments of life sciences companies. As a result, our sales cycle for these applications may be lengthy and difficult to predict. In addition, we have only recently begun selling certain of our Veeva Vault applications to companies in process and discrete manufacturing and highly regulated services

48   Veeva Systems Inc. | Form 10-Q

industries. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will result in the sale of our solutions. In addition, our sales cycle can vary substantially from customer to customer because of various factors, including the discretionary nature of potential customers’ purchasing and budget decisions, the announcement or planned introduction of new solutions by us or our competitors and the purchasing approval processes of potential customers. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.

Catastrophic events could disrupt our business and adversely affect our operating results.

Our corporate headquarters are located in Pleasanton, California and our third-party hosted data centers are located in the United States, the European Union and Japan. The west coast of the United States and Japan each contain active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our solution development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.

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

Veeva Systems Inc. | Form 10-Q   49

While our agreement with salesforce.com, subject to certain exceptions including pre-existing arrangements, provides that salesforce.com will not position, develop, promote, invest in or acquire applications directly competitive to the Veeva CRM application for sales automation that directly target drug makers in the pharmaceutical and biotechnology industry, or the pharma/biotech industry, our remedy for a breach of this commitment by salesforce.com would be to terminate the agreement, or continue the agreement but be released from our minimum order commitments from the date of salesforce.com’s breach forward. While our agreement with salesforce.com also restricts salesforce.com from competing with us with respect to sales opportunities for sales automation solutions for the pharma/biotech industry unless such competition has been pre-approved by salesforce.com’s senior management based on certain criteria specified in the agreement, and imposes certain limits on salesforce.com from entering into arrangements similar to ours with other parties with respect to sales automation applications for the pharma/biotech industry, it does not restrict a salesforce.com customer’s ability (or the ability of salesforce.com on behalf of a specific salesforce.com customer) to customize or configure the Salesforce1 Platform, and our remedy for a breach of these restrictions by salesforce.com would be to terminate the agreement, or continue the agreement but be released from our minimum order commitments from the date of salesforce.com’s breach forward. Some current or potential customers of ours may choose to build custom solutions using the Salesforce1 Platform rather than buying our solutions.

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

In the United States, for instance, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act (HIPAA) of 1996, that protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend, and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purposes. Operating under one of the world's strictest data privacy regimes, Veeva is a registered Data Controller and Data Processor under EU Data Protection Directive 95/46/EC. We are in the process of significant data compliance and change management undertaking in order to prepare for the General Data Protection Regulation (GDPR) reform, which will enter into force on May 25, 2018. In light of the Brexit vote, there may be some overlap between the GDPR coming into force and the United Kingdom leaving the European Union; however, the United Kingdom’s Information Commissioner’s Office (ICO) has publicly stated that the UK will adopt GDPR into national law. We currently operate a data center in the United Kingdom that is used to deliver our solutions to many of our European customers. Despite the ICO’s statements which decrease this risk, potential regulatory changes regarding the transfer of EU data to the United Kingdom could adversely affect our customers’ ability or desire to collect, use, process and store personal or health-related information using our data center in the United Kingdom, which could reduce demand for our solutions.

In addition, we routinely utilize the EU Standard Contractual Clauses, often also referred to as Model Clauses, to ensure that our European customers have adequate assurance of our technical and organization controls on privacy, although this legal mechanism is currently under review by the European Court of Justice. In parallel, we self-certified with the U.S. Department of Commerce under the EU-U.S. Privacy Shield as of December 12, 2016 as a replacement to the

50   Veeva Systems Inc. | Form 10-Q

now invalid EU-U.S. Safe Harbor framework as another means to legally facilitate international data transfers. There is also a trend toward countries enacting data localization requirements which are not particularly compatible with the cloud computing model. For example, Russia's localization law (Federal Law No. 242-FZ) requires that the source of data for Russian nationals collected on Russian territory must be stored in Russia. We are also monitoring the impact of China’s new cyber security law and its related implementation rules that are not yet finalized. Depending on the final enacted implementation rules, localization of certain types of data and restrictions on cross-border transfers may apply.

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

Veeva Systems Inc. | Form 10-Q   51

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

In our fiscal quarter ended April 30, 2017, sales to customers outside North America, which is primarily measured by the estimated location of the end users for subscription services revenues and the estimated location of the resources performing the services for professional services, accounted for approximately 55% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

52   Veeva Systems Inc. | Form 10-Q

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

Our success and ability to compete depend in part upon our intellectual property. As of April 30, 2017, we had filed applications for a number of patents, and we have nine issued U.S. and two Japanese patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

Veeva Systems Inc. | Form 10-Q   53

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

We must continue to monitor and assess our internal control over financial reporting. As disclosed in Item 9B of our annual report on Form 10-K for the fiscal year ended January 31, 2017, our management has concluded that our internal control over financial reporting is effective as of January 31, 2017, which report has been attested to by our independent registered public accounting firm. If in the future we have any material weaknesses, we may not detect errors on a timely basis and our financial statements may be materially misstated. Additionally, if in the future we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, are unable to assert that our internal

54   Veeva Systems Inc. | Form 10-Q

controls over financial reporting are effective, identify material weaknesses in our internal controls over financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

We are subject to income taxes in the United States and various foreign jurisdictions (including Australia, Belgium, Brazil, Canada, China, France, Germany, Hungary, India, Israel, Italy, Japan, Singapore, South Korea, Spain, Switzerland, Thailand, Ukraine and the United Kingdom) and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions and complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Tax rates in the jurisdictions in which we operate may change as a result of factors outside of our control or relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. In addition, changes in tax and trade laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position. Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the valuation of deferred tax assets and liabilities, adjustments to income taxes upon finalization of tax returns, changes in available tax credits, decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes, and changes in federal, state or international tax laws and accounting principles. In addition, because substantially all of our intellectual property resides in the United States and is licensed through our parent U.S. entity, our effective tax rate may be higher than other companies that maintain and license intellectual property from outside the United States. Increases in our effective tax rate would reduce our profitability or in some cases increase our losses.

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

In addition, we may be subject to income tax audits by many tax jurisdictions throughout the world. For example, on May 25, 2017, the IRS notified us of its intent to commence an audit of our federal return for our fiscal year ended January 31, 2015. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

Veeva Systems Inc. | Form 10-Q   55

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

56   Veeva Systems Inc. | Form 10-Q

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

The trading price of our Class A common stock has been and will likely continue to be volatile for the foreseeable future. In addition, the trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our Class A common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. In addition to those risks described in this “Risk Factors” section, other factors could impact the value of our common stock, including:

•	fluctuations in the valuation of companies perceived by investors to be comparable to us, such as high-growth or cloud companies, or in valuation metrics, such as our price to revenues ratio;
•	overall performance of the stock market;
•	changes in our other financial, operating or other metrics, regardless of whether we consider those metrics as reflective the current state or long-term prospects of our business;
•	changes in the estimates of our operating results or changes in recommendations by securities analysts that follow our Class A common stock;
•	announcements of customer additions and customer cancellations or delays in customer purchases;
•	the net increase in the number of customers, either independently or as compared to published expectations of industry, financial or other analysts that cover us;
•	announcements by us or by our competitors of technological innovations, new solutions, enhancements to services, strategic alliances or significant agreements;
•	announcements by us or by our competitors of mergers or other strategic acquisitions or rumors of such transactions involving us or our competitors;
•	the economy as a whole and market conditions within our industry and the industries of our customers;
•	macroeconomic and geopolitical factors and instability and volatility in the global financial markets;
•	trading activity by directors, executive officers and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares;
•	the operating performance and market value of other comparable companies;
•	changes in legislation relating to our existing or future solutions; and
•	any other factors discussed herein.

Veeva Systems Inc. | Form 10-Q   57

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2017, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 74.9% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

58   Veeva Systems Inc. | Form 10-Q

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

In addition, as of April 30, 2017, we had options outstanding that, if exercised, would result in the issuance of additional shares of Class A or Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of April 30, 2017, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of April 30, 2017, are described in note 8 of the notes to our condensed consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

•	permit the board of directors to establish the number of directors;
•	provide that directors may only be removed “for cause” and only with the approval of 66 2/3% of our stockholders;
•	require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;
•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•	eliminate the ability of our stockholders to call special meetings of stockholders;

Veeva Systems Inc. | Form 10-Q   59

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws; and
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

60   Veeva Systems Inc. | Form 10-Q

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
a)	Sales of Unregistered Securities

None.

b)	Use of Proceeds from Public Offerings of Common Stock

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

Veeva Systems Inc. | Form 10-Q   61

ITEM 6.	EXHIBITS.

Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013
3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013
10.1	Offer Letter, dated January 15, 2016, between Frederic Lequient and the Registrant.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

62   Veeva Systems Inc. | Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Veeva Systems Inc.
By:	/s/ TIMOTHY S. CABRAL
Timothy S. Cabral
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: June 8, 2017

Veeva Systems Inc. | Form 10-Q   63

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013
3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013
10.1	Offer Letter, dated January 15, 2016, between Frederic Lequient and the Registrant.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

64   Veeva Systems Inc. | Form 10-Q