Form 10-Q
period 2017-07-31
VEEVA SYSTEMS INC
filed 2017-09-07
CIK 1393052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

As of August 31, 2017, there were 114,505,348 shares of the Registrant’s Class A common stock outstanding and 26,111,237 shares of the Registrant’s Class B common stock outstanding.

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

Veeva Systems Inc. | Form 10-Q   3

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	July 31,	January 31,
	2017	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$409,226	$217,606
Short-term investments	315,425	301,266
Accounts receivable, net of allowance for doubtful accounts of $404 and $659, respectively	97,153	182,816
Prepaid expenses and other current assets	11,551	10,177
Total current assets	833,355	711,865
Property and equipment, net	53,528	49,907
Goodwill	95,804	95,804
Intangible assets, net	35,288	39,283
Deferred income taxes, noncurrent	12,957	16,460
Other long-term assets	4,938	4,057
Total assets	$1,035,870	$917,376

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,298	$5,677
Accrued compensation and benefits	12,076	12,007
Accrued expenses and other current liabilities	12,291	12,310
Income tax payable	2,228	3,228
Deferred revenue	222,685	213,562
Total current liabilities	255,578	246,784
Deferred income taxes, noncurrent	7,561	12,974
Other long-term liabilities	6,128	4,964
Total liabilities	269,267	264,722
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 114,287,488 and 103,789,544 issued and outstanding at July 31, 2017 and January 31, 2017, respectively	1	1
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 26,122,845 and 34,097,075 issued and outstanding at July 31, 2017 and January 31, 2017, respectively	—	—
Additional paid-in capital	478,580	439,658
Accumulated other comprehensive income	1,271	111
Retained earnings	286,751	212,884
Total stockholders’ equity	766,603	652,654
Total liabilities and stockholders’ equity	$1,035,870	$917,376

See Notes to Condensed Consolidated Financial Statements.

4   Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
	(Unaudited)
Revenues:
Subscription services	$134,340	$105,211	$261,617	$201,243
Professional services and other	32,245	26,136	62,886	49,868
Total revenues	166,585	131,347	324,503	251,111
Cost of revenues(1):
Cost of subscription services	26,800	23,108	52,938	44,853
Cost of professional services and other	23,604	19,087	46,348	38,433
Total cost of revenues	50,404	42,195	99,286	83,286
Gross profit	116,181	89,152	225,217	167,825
Operating expenses(1):
Research and development	32,691	23,563	61,002	45,636
Sales and marketing	32,017	28,908	61,827	55,631
General and administrative	14,575	12,859	28,151	24,930
Total operating expenses	79,283	65,330	150,980	126,197
Operating income	36,898	23,822	74,237	41,628
Other income (expense), net	2,858	(1,362)	3,449	1,385
Income before income taxes	39,756	22,460	77,686	43,013
Provision for income taxes	1,912	9,502	3,819	17,546
Net income	$37,844	$12,958	$73,867	$25,467

Net income attributable to Class A and Class B common stockholders, basic and diluted	$37,844	$12,957	$73,867	$25,465
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.27	$0.10	$0.53	$0.19
Diluted	$0.25	$0.09	$0.48	$0.17
Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	140,010	135,126	139,351	134,531
Diluted	153,778	147,155	153,301	146,690
Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale investments	$34	$98	$(72)	$272
Net change in cumulative foreign currency translation gain (loss)	327	312	1,232	425
Comprehensive income	$38,205	$13,368	$75,027	$26,164

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$376	$288	$718	$497
Cost of professional services and other	2,133	1,507	3,822	2,685
Research and development	4,349	2,812	8,151	5,206
Sales and marketing	4,173	3,342	8,020	5,797
General and administrative	2,349	2,065	4,457	3,972
Total stock-based compensation	$13,380	$10,014	$25,168	$18,157

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q   5

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
	(Unaudited)
Cash flows from operating activities
Net income	$37,844	$12,958	$73,867	$25,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,571	3,470	7,020	6,875
Amortization of premiums on short-term investments	386	469	842	889
Stock-based compensation	13,380	10,014	25,168	18,157
Deferred income taxes	(708)	36	(1,905)	(802)
Loss on foreign currency from market-to-market derivative	204	—	253	—
Bad debt expense	(198)	90	(206)	(115)
Changes in operating assets and liabilities:
Accounts receivable	16,169	(7,277)	85,869	55,950
Income taxes	483	1,264	(2,062)	1,644
Prepaid expenses and other current and long-term assets	332	(9,466)	(1,159)	(8,076)
Accounts payable	700	1,805	244	1,871
Accrued expenses and other current liabilities	(361)	1,800	544	(1,105)
Deferred revenue	(15,410)	(4,058)	9,027	19,299
Other long-term liabilities	1,215	641	2,266	1,052
Net cash provided by operating activities(1)	57,607	11,746	199,768	121,106
Cash flows from investing activities
Purchases of short-term investments	(87,202)	(116,219)	(143,451)	(183,959)
Maturities and sales of short-term investments	69,681	58,151	128,377	128,176
Purchases of property and equipment	(2,535)	(859)	(6,495)	(2,916)
Capitalized internal-use software development costs	(242)	(69)	(1,033)	(209)
Changes in restricted cash and deposits	(201)	109	(202)	103
Net cash (used in) investing activities	(20,499)	(58,887)	(22,804)	(58,805)
Cash flows from financing activities
Proceeds from exercise of common stock options	6,131	3,183	13,416	4,528
Restricted stock units acquired to settle employee tax withholding liability	—	(11)	—	(12)
Excess tax benefits from employee stock plans	—	8,079	—	10,940
Net cash provided by financing activities(1)	6,131	11,251	13,416	15,456
Effect of exchange rate changes on cash and cash equivalents	327	313	1,240	429
Net change in cash and cash equivalents	43,566	(35,577)	191,620	78,186
Cash and cash equivalents at beginning of period	365,660	245,942	217,606	132,179
Cash and cash equivalents at end of period	$409,226	$210,365	$409,226	$210,365
Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$1,780	$9,316	$6,036	$12,281
Non-cash investing and financing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$465	$(98)	$(121)	$(787)
Vesting of early exercised stock options	$—	$10	$1	$26

See Notes to Condensed Consolidated Financial Statements.

(1)

During the six months ended July 31, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment.” Refer to note 1—New Accounting Pronouncements Adopted in Fiscal 2018 for further details. This adoption resulted in a $14.8 million and $28.7 million increase in net cash provided by operating activities and a corresponding decrease in net cash provided by financing activities for the three and six months ended July 31, 2017, respectively.

6   Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Business and Significant Accounting Policies

Description of Business

Veeva is a leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of the life sciences industry. Our products are designed to meet the unique needs of life sciences companies for their most strategic business functions—from research and development to commercialization. Our products are designed to help life sciences companies bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. Veeva’s industry cloud solutions provide data, software, and services that address a broad range of needs, including multichannel customer relationship management, content management, master data management, and customer data. Veeva is now extending certain of its solutions outside the life sciences industry in North America and Europe. Our solutions help companies manage critical regulated processes and content efficiently to meet compliance requirements and enable secure collaboration across internal and external stakeholders. Our fiscal year end is January 31.

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

The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	July 31,	January 31,
	2017	2017
Customer 1	11%	*
Customer 2	*	15%
Customer 3	*	15%

*	Does not exceed 10%.

Veeva Systems Inc. | Form 10-Q   9

No single customer represented over 10% of total revenues in the condensed consolidated statements of comprehensive income for the three and six months ended July 31, 2017 and 2016.

New Accounting Pronouncements Adopted in Fiscal 2018

Stock-Based Compensation

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment.” The guidance simplifies several aspects of the accounting for employee share-based transactions, including the income tax consequences on the statement of comprehensive income, accounting for forfeitures, the classification on the statement of cash flows, and the calculation of diluted shares. The new standard is effective for interim and annual periods beginning after December 15, 2016. We adopted this standard on February 1, 2017 and the impact of this adoption was as follows:

•

The standard eliminates additional paid in capital (APIC) pools and requires excess tax benefits and deficiencies to be recorded in the income statement as a discrete item when restricted stock units vest or stock options are settled. The adoption of this guidance on a prospective basis resulted in the recognition of excess tax benefits in our provision for income taxes of $14.8 million and $28.7 million for the three and six months ended July 31, 2017.

•

Upon adoption, we elected to account for forfeitures as they occur and to no longer estimate forfeitures using a modified retrospective transition method, which resulted in a net cumulative-effect adjustment of $0.7 million to increase our February 1, 2017 opening retained earnings balance.

•

In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be classified as operating activities on the condensed consolidated statement of cash flows. Previously, these items were classified as financing activities. We have elected to present the cash flow impact using a prospective transition method. As a result, there were no adjustments to the condensed consolidated statement of cash flows for the three and six months ended July 31, 2016.

•

Excess tax benefits and deficiencies must be prospectively excluded from assumed future proceeds in the calculation of diluted shares when using the treasury stock method. The effect of this change on the fully diluted net income per share was immaterial for the three and six months ended July 31, 2017.

Note 2. Short-Term Investments

At July 31, 2017, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale securities:
Asset-backed securities	$24,105	$—	$(17)	$24,088
Commercial paper	17,427	1	(3)	17,425
Corporate notes and bonds	107,660	22	(68)	107,614
U.S. agency obligations	83,939	—	(99)	83,840
U.S. treasury securities	82,611	2	(155)	82,458
Total available-for-sale securities	$315,742	$25	$(342)	$315,425

At January 31, 2017, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale securities:
Asset-backed securities	$20,729	$5	$(16)	$20,718
Commercial paper	20,567	4	(1)	20,570
Corporate notes and bonds	92,843	14	(101)	92,756
U.S. agency obligations	87,091	12	(51)	87,052
U.S. treasury securities	80,277	4	(111)	80,170
Total available-for-sale securities	$301,507	$39	$(280)	$301,266

10   Veeva Systems Inc. | Form 10-Q

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	July 31,	January 31,
	2017	2017
Due in one year or less	$280,883	$225,183
Due in greater than one year	34,542	76,083
Total	$315,425	$301,266

We have certain available-for-sale securities in a gross unrealized loss position, some of which have been in that position for more than 12 months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, our financial position and near-term prospects and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, we would write down the respective investment to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized as other income, net in our condensed consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). There were no impairments considered other-than-temporary as of July 31, 2017 and January 31, 2017.

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of July 31, 2017 (in thousands):

		Gross
	Fair	unrealized
	value	losses
Asset-backed securities	$24,088	$(17)
Commercial paper	13,139	(3)
Corporate notes and bonds	73,568	(68)
U.S. agency obligations	79,750	(99)
U.S. treasury securities	76,124	(155)

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of January 31, 2017 (in thousands):

		Gross
	Fair	unrealized
	value	losses
Asset-backed securities	$14,027	$(16)
Commercial paper	5,694	(1)
Corporate notes and bonds	67,220	(101)
U.S. agency obligations	40,549	(51)
U.S. treasury securities	68,704	(111)

Veeva Systems Inc. | Form 10-Q   11

Note 3. Property and Equipment, Net

Property and equipment, net consists of the following as of the dates shown (in thousands):

	July 31,	January 31,
	2017	2017
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	19,730	14,731
Equipment and computers	7,453	7,197
Furniture and fixtures	9,379	7,322
Leasehold improvements	3,041	2,615
Construction in progress	553	2,889
	64,180	58,778
Less accumulated depreciation	(10,652)	(8,871)
Total property and equipment, net	$53,528	$49,907

Total depreciation expense was $1.4 million and $2.7 million for the three and six months ended July 31, 2017, respectively, and $1.2 million and $2.4 million for the three and six months ended July 31, 2016, respectively. Land is not depreciated.

Note 4. Intangible Assets

The following schedule presents the details of intangible assets as of July 31, 2017 (dollar amounts in thousands):

	July 31, 2017
	Gross			Remaining
	carrying	Accumulated		useful life
	amount	amortization	Net	(in years)
Existing technology	$3,880	$(3,121)	$759	1.2
Database	4,939	(3,809)	1,130	2.4
Customer contracts and relationships	33,643	(7,008)	26,635	8.0
Software	10,867	(4,646)	6,221	2.7
Brand	1,141	(598)	543	1.7
	$54,470	$(19,182)	$35,288

The following schedule presents the details of intangible assets as of January 31, 2017 (dollar amounts in thousands):

	January 31, 2017
	Gross			Remaining
	carrying	Accumulated		useful life
	amount	amortization	Net	(in years)
Existing technology	$3,880	$(2,733)	$1,147	1.6
Database	4,939	(3,291)	1,648	2.5
Customer contracts and relationships	33,643	(5,245)	28,398	8.5
Software	10,867	(3,481)	7,386	3.2
Brand	1,141	(437)	704	2.2
	$54,470	$(15,187)	$39,283

Amortization expense associated with intangible assets was $2.0 million and $4.0 million for the three and six months ended July 31, 2017, respectively, and $2.1 million and $4.1 million for the three and six months ended July 31, 2016, respectively.

12   Veeva Systems Inc. | Form 10-Q

The estimated amortization expense for intangible assets, for the next five years and thereafter is as follows as of July 31, 2017 (in thousands):

Estimated
amortization
Period	expense
Fiscal 2018	$3,800
Fiscal 2019	6,966
Fiscal 2020	6,062
Fiscal 2021	3,629
Fiscal 2022	3,182
Thereafter	11,649
Total	$35,288

Note 5. Accrued Expenses

Accrued expenses consisted of the following as of the dates shown (in thousands):

	July 31,	January 31,
	2017	2017
Accrued commissions	$1,777	$3,754
Accrued bonus	2,537	2,333
Deferred compensation associated with Zinc Ahead	484	333
Accrued vacation	2,727	1,866
Payroll tax payable	2,206	1,402
Accrued other compensation and benefits	2,345	2,319
Total accrued compensation and benefits	$12,076	$12,007
Accrued fees payable to salesforce.com	4,738	4,520
Accrued third-party professional services subcontractors' fees	948	953
Taxes payable	1,628	2,018
Other accrued expenses	4,977	4,819
Total accrued expenses and other current liabilities	$12,291	$12,310

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

The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$9,116	$—	$—	$9,116
Commercial paper	—	3,747	—	3,747
Corporate notes and bonds	—	—	—	—
U.S. agency obligations	—	—	—	—
Short-term investments:
Asset-backed securities	—	24,088	—	24,088
Commercial paper	—	17,425	—	17,425
Corporate notes and bonds	—	107,614	—	107,614
U.S. agency obligations	—	83,840	—	83,840
U.S. treasury securities	—	82,458	—	82,458
Foreign currency derivative contracts	—	46	—	46
Total	$9,116	$319,218	$—	$328,334
Liabilities
Foreign currency derivative contracts	—	253	—	253
Total	$—	$253	$—	$253

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

Balance Sheet Hedges

During the three and six months ended July 31, 2017, we entered into foreign currency forward contracts (the “Forward Contracts”) in order to hedge our foreign currency exposure. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into the Forward Contract and holding it to maturity, we are locked into a future currency exchange rate in an amount equal to and for the term of the Forward Contract. We account for derivative instruments at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. During the three and six months ended July 31, 2017, we recognized realized foreign currency losses on hedging of $2.2 million and $2.8 million, respectively.

Details on outstanding balance sheet hedges are presented below as of the date shown below (in thousands):

July 31,
2017
Notional amount of foreign currency derivative contracts	$41,400
Fair value of foreign currency derivative contracts	41,653

14   Veeva Systems Inc. | Form 10-Q

The fair value of the Company’s outstanding derivative instruments is summarized below (in thousands):

		July 31,
		2017
Derivative Assets	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$46

Derivative Liabilities	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses	$253

Note 7. Income Taxes

For the three months ended July 31, 2017 and 2016, our effective tax rates were 4.8% and 42.3%, respectively. During the three months ended July 31, 2017 as compared to the prior year period, our effective tax rate decreased primarily due to the adoption of ASU 2016-09 on February 1, 2017. The adoption of this guidance on a prospective basis resulted in the discrete recognition of excess tax benefits in our provision for income taxes of $14.8 million, which lowered our effective tax rate by 39 percentage points for the three months ended July 31, 2017.

For the six months ended July 31, 2017 and 2016, our effective tax rates were 4.9% and 40.8%, respectively. During the six months ended July 31, 2017 as compared to the prior year period, our effective tax rate decreased primarily due to the adoption of ASU 2016-09 on February 1, 2017. The adoption of this guidance on a prospective basis resulted in the discrete recognition of excess tax benefits in our provision for income taxes of $28.7 million, which lowered our effective tax rate by 38 percentage points for the six months ended July 31, 2017.

We are currently under audit by the Internal Revenue Service (IRS) for our fiscal year ended January 31, 2015. We believe that the return for the year under examination was prepared appropriately and was filed correctly with the IRS.

Note 8. Stockholders’ Equity

Stock Option Activity

A summary of stock option activity for the six months ended July 31, 2017 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (in years)	value
Options outstanding at January 31, 2017	16,282,343	$7.48	6.3	$567,491,532
Options granted	13,000	57.37
Options exercised	(1,918,647)	7.06
Options forfeited/cancelled	(108,201)	21.87
Options outstanding at July 31, 2017	14,268,495	$7.47	5.8	$803,181,095
Options vested and exercisable at July 31, 2017	5,648,977	$5.19	5.3	$330,863,470
Options vested and exercisable at July 31, 2017 and expected to vest thereafter	14,268,495	$7.47	5.8	$803,181,095

During the three and six months ended July 31, 2017, we granted 6,500 and 13,000 stock options, respectively, under the 2013 Equity Incentive Plan (EIP). The weighted average grant-date fair value of options granted was $29.11 and $25.89 for the three and six months ended July 31, 2017 and $11.99 for the six months ended July 31, 2016. We did not grant any stock options during the three months ended July 31, 2016.

As of July 31, 2017, there was $32.8 million in unrecognized compensation cost related to unvested stock options granted under the 2007 Stock Plan (2007 Plan), 2012 Equity Incentive Plan and 2013 EIP. This cost is expected to be recognized over a weighted average period of 3.1 years.

Veeva Systems Inc. | Form 10-Q   15

As of July 31, 2017, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.

The total intrinsic value of options exercised was approximately $40.7 million and $88.8 million for the three and six months ended July 31, 2017.

Restricted Stock Units

A summary of restricted stock unit (RSU) activity for the six months ended July 31, 2017 is as follows:

		Weighted
	Unreleased	average
	restricted	grant date
	stock units	fair value
Balance at January 31, 2017	3,362,650	$29.33
RSUs granted	876,244	51.96
RSUs vested	(605,180)	29.73
RSUs forfeited/cancelled	(246,247)	30.71
Balance at July 31, 2017	3,387,467	$35.03

During the three and six months ended July 31, 2017, we granted 297,959 and 876,244 RSUs under the 2013 EIP with a weighted-average grant date fair value of $59.55 and $51.96, respectively.

As of July 31, 2017, there was a total of $112.0 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

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

The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Volatility	43%	—	43% – 44%	45% – 46%
Expected term (in years)	6.35	—	6.35	6.31 – 7.56
Risk-free interest rate	1.89%	—	1.89% – 2.17%	1.48% – 1.67%
Dividend yield	0%	—	0%	0%

For the three and six months ended July 31, 2017 and 2016, we capitalized an immaterial amount of stock-based compensation as part of our internal-use software capitalization.

16   Veeva Systems Inc. | Form 10-Q

Early Exercise of Employee Options

We historically have allowed for the early exercise of options granted under the 2007 Plan prior to vesting. Historically, all such early exercises have been through cash payment. The unvested shares are subject to our repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options, and reclassified to common stock as our repurchase right lapses. At July 31, 2017, there were no unvested shares which were subject to repurchase. At January 31, 2017, there were 2,500 unvested shares which were subject to repurchase at an aggregate price of an immaterial amount.

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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Three months ended July 31,				Six Months Ended July 31,
	2017		2016		2017		2016
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$30,215	$7,629	$9,381	$3,577	$57,887	$15,980	$17,787	$7,680
Undistributed earnings allocated to participating securities	—	—	(1)	—	—	—	(1)	(1)
Net income attributable to common stockholders, basic	$30,215	$7,629	$9,380	$3,577	$57,887	$15,980	$17,786	$7,679
Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	111,786	28,224	97,823	37,303	109,204	30,147	93,961	40,570
Net income per share attributable to common stockholders, basic	$0.27	$0.27	$0.10	$0.10	$0.53	$0.53	$0.19	$0.19

Diluted
Numerator
Net income attributable to common stockholders, basic	$30,215	$7,629	$9,380	$3,577	$57,887	$15,980	$17,786	$7,679
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	7,629	—	3,577	—	15,980	—	7,679	—
Reallocation of net income to Class B common stock	—	2,705	—	767	—	5,268	—	1,474
Net income attributable to common stockholders, diluted	$37,844	$10,334	$12,957	$4,344	$73,867	$21,248	$25,465	$9,153
Denominator
Number of shares used for basic EPS computation	111,786	28,224	97,823	37,303	109,204	30,147	93,961	40,570
Conversion of Class B to Class A common stock	28,224	—	37,303	—	30,147	—	40,570	—
Effect of potentially dilutive common shares	13,768	13,768	12,029	12,029	13,950	13,950	12,159	12,159
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	153,778	41,992	147,155	49,332	153,301	44,097	146,690	52,729
Net income per share attributable to common stockholders, diluted	$0.25	$0.25	$0.09	$0.09	$0.48	$0.48	$0.17	$0.17

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	337,503	2,031,160	558,126	1,757,681

18   Veeva Systems Inc. | Form 10-Q

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

On March 13, 2017, we filed our Answer and Counterclaims to IMS’s complaint, a motion to dismiss all of IMS’s claims except for those asserted under the Lanham Act, and a motion to transfer the case to the U.S. District Court for the Northern District of California. IMS’s oppositions to each of those motions were filed on April 3, 2017, and our replies to IMS’s oppositions were filed on April 10, 2017. On June 23, 2017, the Court denied our motion to transfer the case. The court has not yet ruled on our motion to dismiss.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that IMS’s claims lack merit.

Veeva’s Counterclaim Complaint Alleging Violations of Federal and State Antitrust Laws. On March 13, 2017, we filed counterclaims in the action instituted by IMS in the U.S. District Court for the District of New Jersey. Our counterclaims allege that IMS has abused monopoly power as the dominant provider of data products for life sciences companies to exclude Veeva OpenData and Veeva Network from their respective markets. The counterclaims allege that IMS has engaged in various tactics to prevent customers from using our applications and has deliberately raised costs and difficulty for customers attempting to switch from IMS to our data products. The counterclaims assert federal and state antitrust claims, as well as claims under California’s Unfair Practices Act and common law claims for intentional interference with contractual relations and intentional interference with prospective economic advantage. The counterclaims seek injunctive relief, monetary damages exceeding $200 million, and attorneys’ fees. On May 3, 2017, in lieu of filing an Answer, IMS filed a motion to dismiss our counterclaims. Our opposition to IMS’s motion to dismiss was filed on June 5, 2017, and IMS’s reply to our opposition was filed on June 19, 2017.

Discovery in the IMS litigation is ongoing, and a case management schedule was entered on August 18, 2017, with fact discovery scheduled to close on July 27, 2018. No trial date has yet been set.

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

On August 16, 2017, the court issued an order denying Veeva’s motion to compel arbitration.  On August 24, 2017, Veeva appealed the court’s order to the U.S. Court of Appeals for the Second Circuit, along with a separate request to stay the district court proceedings pending a decision from the Second Circuit.  On August 30, 2017, with the stay request still pending, Veeva filed a motion to dismiss Medidata’s entire complaint for failure to state a claim upon which relief may be granted.  The initial pretrial conference with the court is scheduled for September 28, 2017, at which time the court will address, among other things, our motion to stay the proceedings pending the outcome of the appeal.

Veeva Systems Inc. | Form 10-Q   19

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we deny Medidata’s allegations and will continue to vigorously defend ourselves against Medidata’s lawsuit.

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

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce1 Platform in combination with our developed technology to deliver certain of our multichannel customer relationship management applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. As of July 31, 2017, we remained obligated to pay fees of at least $319.5 million prior to September 1, 2025 in connection with this agreement.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Revenues by geography
North America	$90,809	$71,540	$177,490	$136,979
Europe and other	50,269	39,120	97,353	73,934
Asia Pacific	25,507	20,687	49,660	40,198
Total revenues	$166,585	$131,347	$324,503	$251,111

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	July 31,	January 31,
	2017	2017
Long-lived assets by geography
North America	$50,732	$47,096
Europe and other	1,820	1,762
Asia Pacific	976	1,049
Total long-lived assets	$53,528	$49,907

20   Veeva Systems Inc. | Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Veeva Commercial Cloud, and in particular Veeva CRM, has made up the vast majority of our revenue historically. In our fiscal year ended January 31, 2017, we derived approximately 71% of our subscription services revenues and 68% of our total revenues from our Veeva Commercial Cloud solutions. The contribution of subscription services revenues and total revenues associated with our Veeva Vault solutions are expected to increase as a percentage of subscription services revenues and total revenues going forward. However, as compared to Veeva CRM, we have less experience selling Veeva Vault and certain applications within Veeva Commercial Cloud, including Veeva Network, our data offerings, and our newer multichannel customer relationship management applications. We are now extending certain of our solutions outside the life sciences industry in North America and Europe. Although certain of our Veeva Vault applications have begun to achieve meaningful market acceptance within the life sciences industry, to the extent that our more recently introduced solutions do not continue to achieve significant market acceptance, our business and results of operations may be adversely affected.

For our fiscal years ended January 31, 2017, 2016 and 2015, our total revenues were $544.0 million, $409.2 million and $313.2 million, respectively, representing year-over-year growth in total revenues of 33% in fiscal year ended January 31, 2017 and 31% in fiscal year ended January 31, 2016. For our fiscal years ended January 31, 2017, 2016 and 2015, our subscription services revenues were $434.3 million, $316.3 million and $233.1 million, respectively, representing year-over-year growth in subscription services revenues of 37% is fiscal year ended January 31, 2017 and 36% in fiscal year ended January 31, 2016. We expect the growth rate of our total revenues and subscription services revenues to decline in future periods. We generated net income of $68.8 million, $54.5 million and $40.4 million for our fiscal years ended January 31, 2017, 2016 and 2015, respectively. As of January 31, 2017, 2016 and 2015, we served 517, 400 and 276 customers, respectively. Our customer totals for each of our major solutions as of January 31, 2017, were 259 for Veeva CRM, 334 for Veeva Vault, 90 for Veeva OpenData, and 47 for Veeva Network. A single customer may be counted in more than one solution category if the customer has purchased multiple solutions. Many of our Veeva Vault applications are used by smaller, earlier stage pre-commercial companies, some of which may not reach the commercialization stage. Thus, the potential number of Veeva Vault customers is significantly higher than the potential number of customers that use our Commercial Cloud solutions.

For the six months ended July 31, 2017 and 2016, our total revenues were $324.5 million and $251.1 million, respectively, representing period-over-period growth in total revenues of 29%. For the six months ended July 31, 2017 and 2016, our subscription services revenues were $261.6 million and $201.2 million, respectively, representing period-over-period growth in subscription services revenues of 30%. In the six months ended July 31, 2017, we derived approximately 66% of our subscription services revenues and 63% of our total revenues from our Veeva Commercial Cloud solutions. We generated net income of $73.9 million and $25.5 million for the six months ended July 31, 2017 and 2016, respectively.

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

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. In addition, our acquired Zinc Ahead business had a limited number of perpetual license agreements with accompanying maintenance and hosting fees. We have included such on-going maintenance and hosting fees in our subscription services revenues. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. For the six months ended July 31, 2017, subscription services revenues constituted 81% of total revenues and professional services and other revenues constituted 19% of total revenues.

22   Veeva Systems Inc. | Form 10-Q

We enter into master subscription agreements with our customers and count each distinct master subscription agreement that has not been terminated or expired and that has orders for which we have recognized revenue in the quarter as a distinct customer for purposes of determining our total number of current customers as of the end of that quarter. We generally enter into a single master subscription agreement with each customer, although in some instances, affiliated legal entities within the same corporate family may enter into separate master subscription agreements. Divisions, subsidiaries and operating units of our customers often place distinct orders for our subscription services under the same master subscription agreement, and we do not count such distinct orders as new customers for purposes of determining our total customer count. With respect to data services customers that have not purchased one of our software solutions, we count as a distinct customer the party with a master subscription agreement and that has a known and recurring payment obligation. For purposes of determining our total customer count, we count each entity that uses a legacy Zinc Ahead product as a distinct customer if such entity is not otherwise a customer of ours.

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

Cost of Revenues

Cost of subscription services revenues for all of our solutions consists of expenses related to our computing infrastructure provided by third parties, including salesforce.com and Amazon Web Services, personnel related costs associated with hosting our subscription services and providing support, including our data stewards, operating lease expense associated with computer equipment and software and allocated overhead, amortization expense associated with capitalized internal-use software related to our subscription services and amortization expense associated with purchased intangibles related to our subscription services. Cost of subscription services revenues for Veeva CRM and certain of our multichannel customer relationship management applications includes fees paid to salesforce.com for our use of the Salesforce1 Platform and the associated hosting infrastructure and data center operations that are provided by salesforce.com. We intend to continue to invest additional resources in our subscription services to enhance our product offerings and increase our delivery capacity. We may add or expand computing infrastructure capacity in the future, migrate to new computing infrastructure service providers, and make additional investments in the availability and security of our solutions. For example, we will be migrating a greater proportion of our computing infrastructure needs to Amazon Web Services through the remainder of fiscal 2018. The timing of when we incur these additional expenses will affect our cost of revenues in absolute dollars in the affected periods.

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

Research and Development. Research and development expenses consist primarily of employee-related expenses, third-party consulting fees and hosted infrastructure costs, and allocated overhead, offset by any internal-use software development costs capitalized during the same period. We continue to focus our research and development efforts on adding new features and applications, increasing the functionality and enhancing the ease of use of our cloud-based applications.

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing program costs, amortization expense associated with purchased intangibles related to our customer contracts, customer relationships and brand, travel-related expenses, and allocated overhead. Sales commissions and other program spend costs are expensed as incurred. Consequently, the recognition of this expense on our income statement generally precedes the recognition of the related revenue.

General and Administrative. General and administrative expenses consist of employee-related expenses for our executive, finance and accounting, legal, employee success, management information systems personnel and other administrative employees. In addition, general and administrative expenses include fees related to third-party legal counsel, fees related to third-party accounting, tax and audit services, other corporate expenses, and allocated overhead.

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

24   Veeva Systems Inc. | Form 10-Q

Recent Accounting Pronouncements

Stock-Based Compensation

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This new standard is effective for our interim and annual periods beginning January 1, 2018, and early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

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

Veeva Systems Inc. | Form 10-Q   25

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

Revenue for the majority of our subscription services customer contracts will continue to be recognized over time because of the continuous transfer of control to the customer; however, we expect some impact to revenue primarily driven by (i) accounting for non-cancelable multi-year contracts (ii) the removal of the current limitation on contingent revenue, which may result in revenue being recognized earlier for certain contracts, and (iii) potential changes to our approach to allocating revenue between subscription services and professional services.

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

26   Veeva Systems Inc. | Form 10-Q

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$134,340	$105,211	$261,617	$201,243
Professional services and other	32,245	26,136	62,886	49,868
Total revenues	166,585	131,347	324,503	251,111
Cost of revenues(1):
Cost of subscription services	26,800	23,108	52,938	44,853
Cost of professional services and other	23,604	19,087	46,348	38,433
Total cost of revenues	50,404	42,195	99,286	83,286
Gross profit	116,181	89,152	225,217	167,825
Operating expenses(1):
Research and development	32,691	23,563	61,002	45,636
Sales and marketing	32,017	28,908	61,827	55,631
General and administrative	14,575	12,859	28,151	24,930
Total operating expenses	79,283	65,330	150,980	126,197
Operating income	36,898	23,822	74,237	41,628
Other income (expense), net	2,858	(1,362)	3,449	1,385
Income before income taxes	39,756	22,460	77,686	43,013
Provision for income taxes	1,912	9,502	3,819	17,546
Net income	$37,844	$12,958	$73,867	$25,467

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$376	$288	$718	$497
Cost of professional services and other	2,133	1,507	3,822	2,685
Research and development	4,349	2,812	8,151	5,206
Sales and marketing	4,173	3,342	8,020	5,797
General and administrative	2,349	2,065	4,457	3,972
Total stock-based compensation	$13,380	$10,014	$25,168	$18,157

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	80.6%	80.1%	80.6%	80.1%
Professional services and other	19.4	19.9	19.4	19.9
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of subscription services	16.1	17.6	16.3	17.9
Cost of professional services and other	14.2	14.5	14.3	15.3
Total cost of revenues	30.3	32.1	30.6	33.2
Gross profit	69.7	67.9	69.4	66.8
Operating expenses:
Research and development	19.6	17.9	18.8	18.2
Sales and marketing	19.2	22.0	19.1	22.2
General and administrative	8.8	9.9	8.7	9.9
Total operating expenses	47.6	49.8	46.6	50.3
Operating income	22.1	18.1	22.8	16.5
Other income (expense), net	1.7	(1.0)	1.2	0.6
Income before income taxes	23.8	17.1	24.0	17.1
Provision for income taxes	1.1	7.2	1.2	7.0
Net income	22.7%	9.9%	22.8%	10.1%

Veeva Systems Inc. | Form 10-Q   27

Revenues

	Three months ended July 31,			Six months ended July 31,
	2017	2016	% Change	2017	2016	% Change
	(dollar amounts in thousands)
Revenues:
Subscription services	$134,340	$105,211	28%	$261,617	$201,243	30%
Professional services and other	32,245	26,136	23	62,886	49,868	26
Total revenues	$166,585	$131,347	27	$324,503	$251,111	29
Percentage of revenues:
Subscription services	81%	80%		81%	80%
Professional services and other	19	20		19	20
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended July 31, 2017 increased $35.2 million from the same period in the prior year, of which $29.1 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $17.5 million of subscription services revenue attributable to Veeva Vault solutions, and $11.6 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues, which is primarily measured by the estimated location of the end users of our subscription services, was 54% from North America, 30% from Europe and other and 16% from Asia for the three months ended July 31, 2017 as compared to 53% from North America, 30% from Europe and other and 17% from Asia for the three months ended July 31, 2016.

Professional services and other revenues for the three months ended July 31, 2017 increased $6.1 million from the same period in the prior year. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The geographic mix of professional services and other revenues, as measured by the estimated location of the resources performing the services, was 59% from North America, 30% from Europe and other and 11% from Asia for the three months ended July 31, 2017 as compared to 60% from North America, 29% from Europe and other and 11% from Asia for the three months ended July 31, 2016.

Subscription services revenues were 81% of total revenues for the three months ended July 31, 2017, compared to 80% of total revenues for the three months ended July 31, 2016, reflecting the slightly faster growth rate of our subscription services revenues as compared to the growth rate of our professional services revenues.

Total revenues for the six months ended July 31, 2017 increased $73.4 million from the same period in the prior year, of which $60.4 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $34.5 million of subscription services revenue attributable to Veeva Vault solutions, and $25.9 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues, which is primarily measured by the estimated location of the end users of our subscription services, was 53% from North America, 30% from Europe and other and 17% from Asia for the six months ended July 31, 2017 as compared to 53% from North America, 30% from Europe and other and 17% from Asia for the six months ended July 31, 2016.

Professional services and other revenues for the six months ended July 31, 2017 increased $13.0 million from the same period in the prior year. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The geographic mix of professional services and other revenues, as measured by the estimated location of the resources performing the services, was 61% from North America, 29% from Europe and other and 10% from Asia for the six months ended July 31, 2017 as compared to 61% from North America, 28% from Europe and other and 11% from Asia for the six months ended July 31, 2016.

Subscription services revenues were 81% of total revenues for the six months ended July 31, 2017, compared to 80% of total revenues for the six months ended July 31, 2016, reflecting the slightly faster growth rate of our subscription services revenues as compared to the growth rate of our professional services revenues.

Over time, we expect the proportion of our total revenues from subscription services to increase.

28   Veeva Systems Inc. | Form 10-Q

Cost of Revenues and Gross Profit

	Three months ended July 31,			Six months ended July 31,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$26,800	$23,108	16%	$52,938	$44,853	18%
Cost of professional services and other	23,604	19,087	24	46,348	38,433	21
Total cost of revenues	$50,404	$42,195	19	$99,286	$83,286	19
Gross margin percentage:
Subscription services	80%	78%		80%	78%
Professional services and other	27	27		26	23
Total gross margin percentage	70%	68%		69%	67%
Gross profit	$116,181	$89,152	30%	$225,217	$167,825	34%

Cost of revenues for the three months ended July 31, 2017 increased $8.2 million from the same period in the prior year, of which $3.7 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of end users of our subscription services, which drove an increase of $1.6 million in fees paid to salesforce.com, a $1.1 million increase in third-party data center costs, and an increase of $0.7 million in employee compensation-related costs (includes an increase of $0.1 million in stock-based compensation). We expect cost of subscription services revenues to increase in absolute dollars in the near term, as we renew existing orders and enter into new orders for our subscription services. In addition, we expect to incur temporary duplicate infrastructure costs associated with the migration of our computing infrastructure for our Veeva Vault applications, Veeva Network applications and certain other Veeva Commercial Cloud applications to Amazon Web Services.

Cost of professional services and other revenues for the three months ended July 31, 2017 increased $4.5 million from the same period in the prior year, primarily due to a $4.0 million increase in employee compensation-related costs (includes an increase of $0.6 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. We expect cost of professional services and other revenues to increase as a percentage of professional services revenue as we add personnel to our global professional services organization.

Gross profit as a percentage of total revenues for the three months ended July 31, 2017 and 2016 was 70% and 68%, respectively. The increase compared to the prior periods is largely due to an increase in the proportion of total revenues attributable to subscription services revenues, which have higher gross margins, as compared to professional services and other revenues, as well as the continued growth of our Veeva Vault, Veeva Network master data management solutions, and our newer multichannel customer relationship management applications that compliment Veeva CRM, all of which have slightly higher subscription services gross margins than our core Veeva CRM application.

Cost of revenues for the six months ended July 31, 2017 increased $16.0 million from the same period in the prior year, of which $8.1 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of end users of our subscription services, which drove an increase of $3.3 million in fees paid to salesforce.com, a $2.2 million increase in third-party data center costs, and an increase of $1.6 million in employee compensation-related costs (includes an increase of $0.2 million in stock-based compensation).

Cost of professional services and other revenues for the six months ended July 31, 2017 increased $7.9 million from the same period in the prior year, primarily due to a $7.2 million increase in employee compensation-related costs (includes an increase of $1.1 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period.

Gross profit as a percentage of total revenues for the six months ended July 31, 2017 and 2016 was 69% and 67%, respectively. The increase compared to the prior periods is largely due to an increase in the proportion of total revenues attributable to subscription services revenues, which have higher gross margins, as compared to professional services and other revenues, as well as the continued growth of our Veeva Vault, Veeva Network master data management solutions, and our newer multichannel customer relationship management applications that compliment Veeva CRM, all of which have slightly higher subscription services gross margins than our core Veeva CRM application.

Veeva Systems Inc. | Form 10-Q   29

Operating Expenses and Operating Margin

Operating expenses include research and development, sales and marketing and general and administrative expenses. As we continue to invest in our growth through hiring and as we approach our seasonally highest period of operating expenses in the fourth quarter of our fiscal year, we expect operating expenses to increase in absolute dollars and as a percentage of revenue, resulting in a decrease in our operating margin over the remaining two quarters of this fiscal year ending January 31, 2018.

Research and Development

	Three months ended July 31,			Six months ended July 31,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Research and development	$32,691	$23,563	39%	$61,002	$45,636	34%
Percentage of total revenues	20%	18%		19%	18%

Research and development expenses for the three months ended July 31, 2017 increased $9.1 million from the same period in the prior year, primarily due to an increase of $7.8 million in employee compensation-related costs (includes an increase of $1.5 million in stock-based compensation) resulting from increased headcount during the period. The expansion of our headcount in this area is to support the increased number of products that we offer. There was also an increase of $0.8 million associated with our migration to Amazon Web Services to support the development and testing of our product infrastructure, platform and applications.

Research and development expenses for the six months ended July 31, 2017 increased $15.4 million from the same period in the prior year, primarily due to an increase of $14.5 million in employee compensation-related costs (includes an increase of $2.9 million in stock-based compensation) resulting from increased headcount during the period. The expansion of our headcount in this area is to support the increased number of products that we offer. There was also an increase of $0.9 million associated with our migration to Amazon Web Services to support the development and testing of our product infrastructure, platform and applications. This increase was partially offset by $0.8 million in research and development expenses that were capitalized as internal use software during the period.

We expect research and development expenses to increase in absolute dollars in the near term, primarily due to higher headcount as we continue to add research and development personnel and invest in our solutions.

Sales and Marketing

	Three months ended July 31,			Six months ended July 31,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Sales and marketing	$32,017	$28,908	11%	$61,827	$55,631	11%
Percentage of total revenues	19%	22%		19%	22%

Sales and marketing expenses for the three months ended July 31, 2017 increased $3.1 million from the same period in the prior year, primarily due to an increase of $2.6 million in employee compensation-related costs (includes an increase of $0.8 million in stock-based compensation and a decrease of $0.6 million in sales commissions). The increase in employee compensation-related costs is primarily driven by increase in headcount during the period.

Sales and marketing expenses for the six months ended July 31, 2017 increased $6.2 million from the same period in the prior year, primarily due to an increase of $6.1 million in employee compensation-related costs (includes an increase of $2.2 million in stock-based compensation and a decrease of $0.4 million in sales commissions). The increase in employee compensation-related costs is primarily driven by increase in headcount during the period.

We expect sales and marketing expenses to continue to grow in absolute dollars and as a percentage of revenue in the remaining two quarters of this fiscal year, and in particular the fourth quarter. This is primarily due to increasing employee-related expenses as we expand our sales capacity across all our solutions, both inside and outside of the life sciences industry, and due to the fact that our seasonally highest level of expense for sales and marketing events is in the fourth quarter.

30   Veeva Systems Inc. | Form 10-Q

General and Administrative

	Three months ended July 31,			Six months ended July 31,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
General and administrative	$14,575	$12,859	13%	$28,151	$24,930	13%
Percentage of total revenues	9%	10%		9%	10%

General and administrative expenses for the three months ended July 31, 2017 increased $1.7 million from the same period in the prior year, primarily due to an increase of $1.1 million in legal fees related to litigation activity during the period and an increase of $1.0 million in employee compensation-related costs (includes an increase of $0.3 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by increase in headcount during the period. The increases were partially offset by a decrease of $0.6 million in deferred compensation costs due to the termination of employees from the acquired Zinc Ahead business.

General and administrative expenses for the six months ended July 31, 2017 increased $3.2 million from the same period in the prior year, primarily due to an increase of $2.9 million in legal fees related to litigation activity during the period and an increase of $1.7 million in employee compensation-related costs (includes an increase of $0.5 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by increase in headcount during the period. The increases were partially offset by a decrease of $1.9 million in deferred compensation costs due to the termination of employees from the acquired Zinc Ahead business.

We expect general and administrative expenses to continue to grow in absolute dollars in the near term, primarily due to higher headcount as we continue to invest in our business, increased third-party legal fees related to the matters described in Part II, Item 1. “Legal Proceedings,” and increased accounting, tax and audit fees related to compliance with new accounting guidance.

Other Income (Expense), Net

	Three months ended July 31,			Six months ended July 31,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Other income (expense), net	$2,858	$(1,362)	310%	$3,449	$1,385	149%

Other income (expense), net for the three months ended July 31, 2017 increased $4.2 million from the prior year period, primarily due to foreign currency losses in the prior period combined with $1.3 million in foreign currency gains in the current period. The increase in other income (expense), net was also attributable to an increase in interest and other income of $0.9 million due to higher cash and cash equivalents balances and higher yield in the current period. Other income (expense), net for the six months ended July 31, 2017 increased $2.1 million from the prior year period, primarily due to an increase in interest and other income of $1.6 million due to higher cash and cash equivalents and higher yield balances in the current period. This increase was also attributable to $0.8 million in foreign currency gains in the current period. We continue to experience foreign currency fluctuations primarily due to the volatility in the value of the U.S. Dollar against the Euro and British Pound Sterling and the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen and Chinese Yuan. We may continue to experience favorable or adverse foreign currency impacts due to continued volatility in these currencies.

Provision for Income Taxes

	Three months ended July 31,			Six months ended July 31,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Income before income taxes	$39,756	$22,460	77%	$77,686	$43,013	81%
Provision for income taxes	1,912	9,502	-80%	3,819	17,546	-78%
Effective tax rate	4.8%	42.3%		4.9%	40.8%

Veeva Systems Inc. | Form 10-Q   31

Our effective tax rate is the result of the mix of income earned in various tax jurisdictions that are subject to a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, equity compensation and the U.S. domestic production activity deduction. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation, as may be applicable. Differing tax rates in various jurisdictions could harm our results of operations and financial condition by increasing our overall tax rate. As discussed in notes 1 and 7, we adopted ASU 2016-09 on February 1, 2017. We recorded all income tax effects of share-based awards in the provision for income taxes in the condensed consolidated statement of comprehensive income on a prospective basis. Prior to adoption, we did not recognize excess tax benefits from stock-based compensation as a charge to capital in excess of par value to the extent that the related tax deduction did not reduce income taxes payable. We are currently under audit by the Internal Revenue Service (IRS) for our fiscal year ended January 31, 2015. We believe that the return for the year under examination was prepared appropriately and was filed correctly with the IRS. Currently, tax years from 2013 forward remain open for IRS audit.

For the three months ended July 31, 2017 and 2016, our effective tax rates were 4.8% and 42.3%, respectively. During the three months ended July 31, 2017 as compared to the prior year period, our effective tax rate decreased primarily due to the adoption of ASU 2016-09 on February 1, 2017. The adoption of this guidance on a prospective basis resulted in the discrete recognition of excess tax benefits in our provision for income taxes of $14.8 million, which lowered our effective tax rate by 39 percentage points for the three months ended July 31, 2017.

For the six months ended July 31, 2017 and 2016, our effective tax rates were 4.9% and 40.8%, respectively. During the six months ended July 31, 2017 as compared to the prior year period, our effective tax rate decreased primarily due to the adoption of ASU 2016-09 on February 1, 2017. The adoption of this guidance on a prospective basis resulted in the discrete recognition of excess tax benefits in our provision for income taxes of $28.7 million, which lowered our effective tax rate by 38 percentage points for the six months ended July 31, 2017.

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

32   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   33

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
Operating income on a GAAP basis	$36,898	$23,822	$74,237	$41,628
Stock-based compensation expense	13,380	10,014	25,168	18,157
Amortization of purchased intangibles	1,986	2,059	3,988	4,110
Capitalization of internal-use software	(243)	(69)	(1,033)	(209)
Amortization of internal-use software	159	185	280	362
Deferred compensation associated with Zinc Ahead acquisition	130	730	267	2,143
Operating income on a non-GAAP basis	$52,310	$36,741	$102,907	$66,191
Net income on a GAAP basis	$37,844	$12,958	$73,867	$25,467
Stock-based compensation expense	13,380	10,014	25,168	18,157
Amortization of purchased intangibles	1,986	2,059	3,988	4,110
Capitalization of internal-use software	(243)	(69)	(1,033)	(209)
Amortization of internal-use software	159	185	280	362
Deferred compensation associated with Zinc Ahead acquisition	130	730	267	2,143
Income tax effect on non-GAAP adjustments	(17,397)	(3,549)	(33,406)	(6,529)
Net income on a non-GAAP basis	$35,859	$22,328	$69,131	$43,501
Net income allocated to participating securities on a GAAP basis	$—	$(1)	$—	$(2)
Net income allocated to participating securities from non-GAAP adjustments	—	(1)	—	(1)
Net income allocated to participating securities on a non-GAAP basis	—	(2)	—	(3)
Net income attributable to common stockholders on a non-GAAP basis	$35,859	$22,326	$69,131	$43,498
Diluted net income per share on a GAAP basis	$0.25	$0.09	$0.48	$0.17
Stock-based compensation expense	0.09	0.07	0.16	0.12
Amortization of purchased intangibles	—	0.01	0.03	0.03
Capitalization of internal-use software	—	—	(0.01)	—
Amortization of internal-use software	—	—	—	—
Deferred compensation associated with Zinc Ahead acquisition	—	—	—	0.02
Income tax effect on non-GAAP adjustments	(0.11)	(0.02)	(0.21)	(0.04)
Diluted net income per share on a non-GAAP basis	$0.23	$0.15	$0.45	$0.30

Liquidity and Capital Resources

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
	(in thousands)
Net cash provided by operating activities(1)	$57,607	$11,746	$199,768	$121,106
Net cash used in investing activities	(20,499)	(58,887)	(22,804)	(58,805)
Net cash provided by financing activities(1)	6,131	11,251	13,416	15,456
Effect of exchange rate changes on cash and cash equivalents	327	313	1,240	429
Net change in cash and cash equivalents	$43,566	$(35,577)	$191,620	$78,186

(1)

During the six months ended July 31, 2017, the Company adopted ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment.” Refer to note 1—New Accounting Pronouncements Adopted in Fiscal 2018 for further details. This adoption resulted in a $14.8 million and $28.7 million increase in net cash provided by operating activities and a corresponding decrease in net cash provided by financing activities for the three and six months ended July 31, 2017, respectively.

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents and short-term investments, as well as cash flows generated from our operations. As of July 31, 2017, our cash, cash equivalents and short-term investments totaled $724.7 million, of which $36.5 million represented cash and cash equivalents held outside of the United States. Non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States and, therefore, no U.S. current or deferred taxes have been accrued related to these balances. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the United States. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

34   Veeva Systems Inc. | Form 10-Q

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

Net cash provided by operating activities was $57.6 million for the three months ended July 31, 2017. Our cash provided by operating activities during the three months ended July 31, 2017 primarily reflected our net income of $37.8 million, adjustments for non-cash items of $16.6 million, and a net increase in our operating assets and liabilities of $3.1 million. Non-cash charges included $13.4 million of stock-based compensation expense and $3.6 million of depreciation and amortization expense. The net changes in operating assets and liabilities included a $16.2 million decrease in accounts receivable which was primarily driven by increased collections during the period, including the early collection of a significant amount of July invoices, and a $15.4 million decrease in deferred revenue due to the timing of renewal billings.

Net cash provided by operating activities was $199.8 million for the six months ended July 31, 2017. Our cash provided by operating activities during the six months ended July 31, 2017 primarily reflected our net income of $73.9 million, adjustments for non-cash items of $31.2 million, and a net increase in our operating assets and liabilities of $94.7 million. Non-cash charges included $25.2 million of stock-based compensation expense and $7.0 million of depreciation and amortization expense. The net changes in operating assets and liabilities included a $85.9 million decrease in accounts receivable which was primarily driven by increased collections during the period, including the early collection of a significant amount of July invoices, and a $9.0 million increase in deferred revenue which was primarily driven by increased billings from new and existing customers during the period.

The cash flow from operating activities for the six months ended July 31, 2017 represents the majority of the cash flows from operating activities that we expect for the remainder of the fiscal year ending January 31, 2018. As a result, we expect cash flows from operating activities to be substantially less in the remaining two quarters of this fiscal year.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth, including the continuing build-out of our corporate headquarters located in Pleasanton, California, which is substantially complete as of the end of the three months ended July 31, 2017.

Net cash used in investing activities was $20.5 million for the three months ended July 31, 2017 resulting primarily from $17.5 million in net purchases of marketable securities and $2.5 million in purchases of property and equipment to support the growth of our business, including the build-out of our corporate headquarters.

Net cash used in investing activities was $22.8 million for the six months ended July 31, 2017 resulting primarily from $15.1 million in net purchases of marketable securities, $6.5 million in purchases of property and equipment to support the growth of our business, including the build-out of our corporate headquarters, and $1.0 million of capitalized internal-use software development costs during the period for new product releases.

Veeva Systems Inc. | Form 10-Q   35

Cash Flows from Financing Activities

The cash flows from financing activities relates to stock option exercises.

Net cash provided by financing activities was $6.1 million for the three months ended July 31, 2017 related to the proceeds from employee stock option exercises.

Net cash provided by financing activities was $13.4 million for the six months ended July 31, 2017 related to the proceeds from employee stock option exercises.

Please note that in the fiscal year ended January 31, 2017, cash flows from financing activities also included excess tax benefits from stock option exercises.

Commitments

Our principal commitments primarily consist of obligations for minimum payment commitments to salesforce.com and leases for office space. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. As of July 31, 2017, the future non-cancelable minimum payments under these commitments were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Purchase commitments	$319,534	$5,475	$—	$64,060	$250,000
Operating lease obligations	16,597	4,069	7,258	3,944	1,326
Total	$336,131	$9,544	$7,258	$68,004	$251,326

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

36   Veeva Systems Inc. | Form 10-Q

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

We believe that our significant accounting policies are described in note 1 of the notes to our condensed consolidated financial statements.  In addition, we highlighted certain accounting policies that involve a greater degree of judgment and complexity in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, filed on March 30, 2017. We believe that those policies are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. There have been no material changes to our critical accounting policies and estimates during the three and six months ended July 31, 2017 as compared to the those disclosed in our Form 10-K for the fiscal year ended January 31, 2017.

Veeva Systems Inc. | Form 10-Q   37

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro and Japanese Yen, and may be adversely affected in the future due to changes in foreign currency exchange rates, particularly in light of recent political developments. We continue to experience foreign currency fluctuations primarily due to the volatility in the value of the U.S. Dollar against the Euro and British Pound Sterling and the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the three months ended July 31, 2017 and 2016, we had a foreign currency gain of $1.3 million and foreign currency loss of $2.0 million, respectively.

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

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $724.7 million as of July 31, 2017. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities, corporate notes and bonds, commercial paper, asset-backed securities, and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase of 100-basis points in interest rates would have resulted in a $2.0 million market value reduction in our investment portfolio as of July 31, 2017. An immediate decrease of 100-basis points in interest rates would have increased the market value by $2.0 million as of July 31, 2017. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

38   Veeva Systems Inc. | Form 10-Q

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Veeva Systems Inc. | Form 10-Q   39

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

On December 9, 2015, the purported stockholder filed an amended complaint. On February 1, 2016, the Criterion Defendants filed a motion to dismiss the amended complaint, which the Court granted in part on July 5, 2016. On July 29, 2016, the purported stockholder filed a second amended complaint. On September 21, 2016, the Criterion Defendants moved to dismiss the second amended complaint and a hearing on the motion to dismiss was held on December 7, 2016. The Court granted the Criterion Defendants’ motion to dismiss with prejudice on June 23, 2017. On July 20, 2017, the case settled.

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

On March 13, 2017, we filed our Answer and Counterclaims to IMS’s complaint, a motion to dismiss all of IMS’s claims except for those asserted under the Lanham Act, and a motion to transfer the case to the U.S. District Court for the Northern District of California. IMS’s oppositions to each of those motions were filed on April 3, 2017, and our replies to IMS’s oppositions were filed on April 10, 2017. On June 23, 2017, the Court denied our motion to transfer the case. The court has not yet ruled on our motion to dismiss.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that IMS’s claims lack merit.

40   Veeva Systems Inc. | Form 10-Q

Veeva’s Counterclaim Complaint Alleging Violations of Federal and State Antitrust Laws. On March 13, 2017, we filed counterclaims in the action instituted by IMS in the U.S. District Court for the District of New Jersey. Our counterclaims allege that IMS has abused monopoly power as the dominant provider of data products for life sciences companies to exclude Veeva OpenData and Veeva Network from their respective markets. The counterclaims allege that IMS has engaged in various tactics to prevent customers from using our applications and has deliberately raised costs and difficulty for customers attempting to switch from IMS to our data products. The counterclaims assert federal and state antitrust claims, as well as claims under California’s Unfair Practices Act and common law claims for intentional interference with contractual relations and intentional interference with prospective economic advantage. The counterclaims seek injunctive relief, monetary damages exceeding $200 million, and attorneys’ fees. On May 3, 2017, in lieu of filing an Answer, IMS filed a motion to dismiss our counterclaims. Our opposition to IMS’s motion to dismiss was filed on June 5, 2017, and IMS’s reply to our opposition was filed on June 19, 2017.

Discovery in the IMS litigation is ongoing, and a case management schedule was entered on August 18, 2017, with fact discovery scheduled to close on July 27, 2018. No trial date has yet been set.

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

On August 16, 2017, the court issued an order denying Veeva’s motion to compel arbitration.  On August 24, 2017, Veeva appealed the court’s order to the U.S. Court of Appeals for the Second Circuit, along with a separate request to stay the district court proceedings pending a decision from the Second Circuit.  On August 30, 2017, with the stay request still pending, Veeva filed a motion to dismiss Medidata’s entire complaint for failure to state a claim upon which relief may be granted.  The initial pretrial conference with the court is scheduled for September 28, 2017, at which time the court will address, among other things, our motion to stay the proceedings pending the outcome of the appeal.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we deny Medidata’s allegations and will continue to vigorously defend ourselves against Medidata’s lawsuit.

California Non-Compete Matter.

On July 17, 2017, we filed a complaint in the Superior Court of the State of California in the County of Alameda against Medidata, IMS, and Sparta Systems, Inc. (Veeva Systems Inc. v. Medidata Solutions, Inc., Quintiles IMS Incorporated, IMS Software Services, LTD., and Sparta Systems, Inc., Case No. RG17868081.) Our Complaint seeks declaratory and injunctive relief concerning the use of non-compete, confidentiality, and non-disparagement agreements by these companies. On August 23, 2017, Medidata filed the equivalent of state court motion to dismiss (termed a “demurrer”), as well as an “anti-slapp” motion under California law alleging its conduct is protected by the first amendment. On August 28, 2017, QuintilesIMS also filed a demurrer. Sparta has yet to respond to the Complaint.

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

Veeva Systems Inc. | Form 10-Q   41

ITEM 1A.	RISK FACTORS.

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

Our quarterly results of operations, including our revenues, gross margin, operating margin, profitability, cash flows and deferred revenue, may vary significantly in the future for a variety of reasons, including those listed elsewhere in this “Risk Factors” section, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Additionally, we issue guidance or provide commentary quarterly regarding our expectations for certain future financial results. Our ability to forecast our future operating results, including revenues, gross margin, operating margin, profitability, cash flows and deferred revenue, is limited given our relatively limited operating history and inability to control future events. Our guidance may prove to be incorrect and actual results may differ materially from our guidance. Fluctuations in our results or failure to achieve our forecasts or guidance may adversely impact the market price of our Class A common stock.

We expect the future growth rate of our revenues to decline.

In our fiscal years ended January 31, 2015, 2016 and 2017, our total revenues grew by 49%, 31% and 33%, respectively, as compared to total revenues from the prior fiscal years. Please note that our total revenues for the fiscal year ended January 31, 2017 included a full year of revenue contribution from the Zinc Ahead business, which we acquired in September 2015. In our fiscal quarter ended July 31, 2017, our total revenues grew by 27% as compared to the same quarterly period from our prior fiscal year. We expect the growth rate of our revenues to decline in future periods, which may adversely impact the value of our Class A common stock.

As our costs increase, we may not be able to sustain the level of profitability we have achieved in the past.

We expect our future expenses to increase as we continue to invest in and grow our business. We expect to incur significant future expenditures related to:

•	developing new solutions, enhancing our existing solutions (including adapting certain of our Veeva Vault applications for companies outside the life sciences industry);
•	improving the technology infrastructure, scalability, availability, security and support for our solutions;
•

expanding and deepening our relationships with our existing customer base, including expenditures related to increasing the adoption of our solutions by the research and development departments of life sciences companies;

•	sales and marketing, including expansion of our direct sales organization and global marketing programs;
•	expansion of our professional services organization;
•	international expansion;
•	integrating the business of Zinc Ahead;
•	employee compensation, including stock based compensation;
•

pending, threatened, or future legal proceedings, certain of which are described in Part II, Item 1. “Legal Proceedings” and which we expect to continue to result in significant expense for the foreseeable future; and

•	general operations, IT systems and administration, including legal and accounting expenses related to being a public company.

42   Veeva Systems Inc. | Form 10-Q

If our efforts to increase revenues and manage our expenses are not successful, or if we incur costs, damages, fines, settlements or judgments as a result of other risks and uncertainties described in this report, we may not be able to sustain or increase our historical levels of profitability.

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

The markets for our solutions are highly competitive. Our multichannel customer relationship management applications compete with offerings from large global enterprise software vendors, such as Oracle Corporation and Microsoft Corporation, and also compete with life sciences-specific customer relationship management providers, such as QuintilesIMS. We also compete with a number of vendors of cloud-based and on-premise customer relationship management applications that address only a portion of the functionality of our customer relationship management solutions. Veeva Vault, our regulated content and information management solutions, competes with offerings from large global content management platform vendors such as Microsoft, OpenText Corporation and Oracle, and with offerings from life sciences specific providers, such as Medidata Solutions, Inc., PAREXEL International Corporation, BioClinica, Inc., and Sparta Technologies Ltd. We also compete with professional services companies that provide solutions on these platforms, such as DXC Technology Company. In the future, providers of horizontal cloud-based solutions and platforms, such as Box.com, Amazon Web Services or Microsoft, and third parties that build on their platforms, may seek to compete with us. In addition, we have begun selling certain of our Veeva Vault to companies outside the life sciences industry. We have limited experience selling certain of our Veeva Vault applications to companies outside the life sciences industry, and, therefore, we anticipate having to compete with many existing solutions, including those listed above, custom-built software developed by third-party vendors or in-house by our potential customers and niche software providers. Our master data management solutions compete with master data software offerings from vendors such as IBM Corporation, Informatica Corporation, and other smaller providers such as Reltio, Inc. Our data and data services offerings compete with QuintilesIMS and many other data providers. We may also face competition from custom-built software developed by third-party vendors or developed in-house by our potential customers, or from applications built by our customers or by third parties on behalf of our customers using commercially available software platforms that are provided by third parties. We may also face competition from companies that provide cloud-based solutions in different target or horizontal markets that may develop applications or work with companies that operate in our target markets. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.

In some cases, our competitors are well-established providers of competitive solutions and have long-standing relationships with many of our current and potential customers, including large pharmaceutical and emerging biopharmaceutical companies. Oracle and QuintilesIMS, for example, have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do.

Veeva Systems Inc. | Form 10-Q   43

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

In our fiscal year ended January 31, 2017, we derived approximately 71% of our subscription services revenues and 68% of our total revenues from our Veeva Commercial Cloud solutions. In the six months ended July 31, 2017, we derived approximately 66% of our subscription services revenues and 63% of our total revenues from our Veeva Commercial Cloud solutions. We have realized substantial sales penetration of the available market for our core Veeva CRM application among pharmaceutical and biotechnology companies. A critical factor for our continued growth is our ability to sell additional user subscriptions for Veeva CRM and the other applications within Veeva Commercial Cloud to our existing and new customers. Any factor adversely affecting sales of these applications—including substantial penetration of the available market for our core Veeva CRM application, reductions in user subscriptions due to acquisitions of or business combinations between our customers, or increased purchasing scrutiny, which may result in reductions in user subscription or increased pricing pressure, could adversely affect the growth rate of our sales, revenues, operating results, and business.

If our newer solutions, including certain Veeva Vault applications, Veeva Network Customer Master, Veeva Network Product Master, Veeva’s data offerings and our newer multichannel customer relationship management applications that complement Veeva CRM, are not successfully adopted by new and existing customers, the growth rate of our revenues and operating results will be adversely affected.

Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including our Veeva Vault applications, Veeva Network Customer Master, Veeva Network Product Master, Veeva’s data offerings and our newer multichannel customer relationship management applications that complement Veeva CRM. These solutions were introduced relatively recently. Although certain Veeva Vault applications have begun to achieve meaningful market acceptance, it is uncertain whether these solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected growth. For instance, we have recently begun selling certain of our Veeva Vault applications to companies outside the life sciences industry, and we have begun selling new Veeva Vault applications, such as Veeva Vault EDC and Veeva Vault CTMS. We cannot be certain that our initiatives with respect to newer solutions and newer markets for our solutions will be successful. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions or to develop other new solutions and make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results may be adversely affected.

44   Veeva Systems Inc. | Form 10-Q

Our revenues, gross margin and operating margin from professional services fees are volatile and may not increase from quarter to quarter or at all.

We derive a significant portion of our revenue from professional services fees. Our professional services revenues fluctuate from quarter to quarter as a result of the achievement of payment milestones in our professional services arrangements, and the requirements, complexity and timing of our customers’ implementation projects. Generally, a customer’s ongoing need for professional services decreases as the implementation and full deployment of such solutions is completed. Our customers may also choose to use third parties rather than us for certain professional services related to our solutions. As a result of these and other factors, our professional services revenues may not increase on a quarterly basis in the future or at all. Additionally, the gross margin and operating margin generated from professional services fees fluctuates based on a number of factors which may be variable from period to period, including the average billable hours worked by our billable professional services personnel, our hourly rates for professional services, and the achievement of payment milestones in a period for which a portion of the associated professional services was delivered in a prior period. As a result of these and other factors, the gross margin and operating margin from our professional services may not increase on a quarterly basis in the future or at all.

Our subscription agreements with our customers are typically for a term of one year. If our existing customers do not renew their subscriptions annually, or do not buy additional solutions and user subscriptions from us, or renew at lower aggregate fee levels, our business and operating results will suffer.

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

In our fiscal years ended January 31, 2015, 2016 and 2017, our top 10 customers accounted for 54%, 50% and 45% of our total revenues, respectively. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers. The loss of any of our key customers, or a failure of one or more of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenues, our reputation and our ability to obtain new customers. In the event of an acquisition of one of our largest customers or a business combination between two of our largest customers, we may suffer reductions in user subscriptions or non-renewal of their subscription orders. We are also likely to face increasing purchasing scrutiny at the renewal of these large customer subscription orders, which may result in reductions in user subscriptions or increased pricing pressure. The business impact of any of these negative events is particularly pronounced with respect to our largest customers.

Veeva Systems Inc. | Form 10-Q   45

An inability to attract and retain highly skilled employees could adversely affect our business.

To execute our growth plan, we must attract and retain highly qualified employees. Competition for these employees is intense, especially with respect to sales and marketing personnel and engineers with high levels of experience in enterprise software and internet-related services. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications. With respect to sales professionals, even if we are successful in attracting highly qualified personnel, it may take six to nine months or longer before they are fully trained and productive. Many of the companies with which we compete for experienced employees have greater resources than we have and may offer compensation packages that are perceived to be better than ours. For instance, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, including as a result of declines in the market price of our Class A common stock or changes in perception about our future prospects, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected.

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

Our solutions are hosted from and use computing infrastructure provided by third parties, including salesforce.com with respect to our solutions related to Veeva CRM, Amazon Web Services, and other computing infrastructure service providers. Through the remainder of fiscal 2018, we will be migrating a greater proportion of our computing infrastructure needs to Amazon Web Services. Specifically, the computing infrastructure for our Veeva Vault applications, Veeva Network applications and certain other Veeva Commercial Cloud applications and functionality will be migrated to Amazon Web Services. Such migrations are risky and may cause disruptions to our cloud solutions, service outages, downtime, or other problems.

We do not own or control the operation of any of the third-party facilities or equipment used to provide the services described above. Our computing infrastructure service providers other than salesforce.com, including Amazon Web Services, have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our computing infrastructure service providers is acquired, we may be required to transition to a new provider, and we may incur significant costs and possible service interruption in connection with doing so. In addition, such service providers could decide to close their facilities or change or suspend their service offerings without adequate notice to us. Moreover, any financial difficulties, such as bankruptcy, faced by such service providers may have negative effects on our business, the nature and extent of which are difficult to predict. Since we cannot easily switch our computing infrastructure service providers, any disruption with respect to our current providers would impact our operations and our business could be adversely impacted.

46   Veeva Systems Inc. | Form 10-Q

Problems faced by our computing infrastructure service providers, including those operated by salesforce.com, Amazon Web Services, or other providers could adversely affect the experience of our customers. For example, in May 2016, salesforce.com, inc. suffered a significant service outage with respect to a group of servers that hosts the Veeva CRM solution for certain of our Veeva CRM customers, which resulted in unplanned system unavailability and potential data loss. Certain customers claimed service level credits under their contracts with us, and the impact was not material to our financial results for our fiscal year ended January 31, 2017. Amazon Web Services has also and may in the future experience significant service outages. Additionally, if our computing infrastructure service providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect our service levels or cause such systems to fail. Any changes in third-party service levels at our computing infrastructure service providers or any disruptions or related performance problems with our solutions could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services or potential losses of customer data. Interruptions in our services might reduce our revenues, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to service level credit claims and potential liability or adversely affect our renewal rates. Our agreements with third-party computing infrastructure service providers may not entitle us to corresponding service level credits to those we offer to our customers.

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

Veeva Systems Inc. | Form 10-Q   47

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

48   Veeva Systems Inc. | Form 10-Q

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

Many of our customers license healthcare professional and healthcare organization data and data regarding the sales of prescription drugs from third parties such as QuintilesIMS. In order for our customers to upload such data to the Veeva CRM and Veeva Network Customer Master solution, such third-party data providers typically must consent to such uploads and often require that we enter into agreements regarding our obligations with respect to such data, which include confidentiality obligations and intellectual property rights with respect to such third-party data. We have experienced delays and difficulties in our negotiations with such third-party data providers in the past, and we expect to experience difficulties in the future. For instance, QuintilesIMS currently will not consent to its healthcare professional or healthcare organization data being uploaded to Veeva Network Customer Master and this has negatively affected sales and customer adoption of Veeva Network Customer Master. Similarly, sales and customer adoption of Veeva OpenData has been negatively impacted by certain restrictions on the use of QuintilesIMS data during customer transitions from QuintilesIMS data to Veeva OpenData. If such third-party data providers do not consent to the uploading and use of their data in our solutions, delay consent or fail to offer reasonable conditions for the upload and use of such data in our solutions, our sales efforts, solution implementations and productive use of our solutions by customers may be harmed, and our business, in turn, may be negatively impacted.

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

We have limited experience in acquiring other businesses. We may not be able to successfully integrate the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;
•	costs, liabilities or accounting charges associated with the acquisition;

Veeva Systems Inc. | Form 10-Q   49

•	difficulty integrating the accounting systems, operations and personnel of the acquired business;
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

50   Veeva Systems Inc. | Form 10-Q

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

Our sales process entails planning discussions with prospective customers, analyzing their existing solutions and identifying how these potential customers can use and benefit from our solutions. The sales cycle for a new customer, from the time of prospect qualification to the completion of the first sale, may span over 12 months or longer. In particular, we have limited history selling certain of our more recently announced Veeva Vault applications, such as Veeva Vault EDC and Veeva Vault CTMS, to the research and development departments of life sciences companies. As a result, our sales cycle for these applications may be lengthy and difficult to predict. In addition, we have only recently begun selling certain of our Veeva Vault applications to companies outside the life sciences industry. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will result in the sale of our solutions. In addition, our sales cycle can vary substantially from customer to customer because of various factors, including the discretionary nature of potential customers’ purchasing and budget decisions, the announcement or planned introduction of new solutions by us or our competitors and the purchasing approval processes of potential customers. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.

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

Our agreement with salesforce.com expires on September 1, 2025. However, salesforce.com has the right to terminate the agreement in certain circumstances, including in the event of a material breach of the agreement by us, or that salesforce.com is subjected to third-party intellectual property infringement claims based on our solutions (except to the extent based on the Salesforce1 Platform) or our trademarks and we do not remedy such infringement in accordance with the agreement. Also, if we are acquired by specified companies, salesforce.com may terminate the agreement upon notice of not less than 12 months. If salesforce.com terminates our agreement under these circumstances, our customers will be unable to access Veeva CRM and certain other of our multichannel customer relationship management applications. A termination of the agreement would cause us to incur significant time and expense to acquire rights to, or develop, a replacement customer relationship management platform, and we may not be successful in these efforts. Even if we were to successfully acquire or develop a replacement customer relationship management platform, some customers may decide not to adopt the replacement platform and may decide to use a different customer relationship management solution. If we were unsuccessful in acquiring or developing a replacement customer relationship management platform or acquired or developed a replacement customer relationship management platform that our customers do not adopt, our business, operating results and brand may be adversely affected.

Veeva Systems Inc. | Form 10-Q   51

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

While our agreement with salesforce.com, subject to certain exceptions, including pre-existing arrangements, provides that salesforce.com will not position, develop, promote, invest in or acquire applications directly competitive to the Veeva CRM application for sales automation that directly target drug makers in the pharmaceutical and biotechnology industry, or the pharma/biotech industry, our remedy for a breach of this commitment by salesforce.com would be to terminate the agreement, or continue the agreement but be released from our minimum order commitments from the date of salesforce.com’s breach forward. While our agreement with salesforce.com also restricts salesforce.com from competing with us with respect to sales opportunities for sales automation solutions for the pharma/biotech industry unless such competition has been pre-approved by salesforce.com’s senior management based on certain criteria specified in the agreement, and imposes certain limits on salesforce.com from entering into new arrangements after March 3, 2014 that are similar to ours with other parties with respect to sales automation applications for the pharma/biotech industry, it does not restrict a salesforce.com customer’s ability (or the ability of salesforce.com on behalf of a specific salesforce.com customer) to customize or configure the Salesforce1 Platform, and our remedy for a breach of these restrictions by salesforce.com would be to terminate the agreement, or continue the agreement but be released from our minimum order commitments from the date of salesforce.com’s breach forward. Some current or potential customers of ours may choose to build custom solutions using the Salesforce1 Platform rather than buying our solutions.

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

52   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   53

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

Changes in accounting principles may cause previously unanticipated fluctuations in our financial results, and the implementation of such changes may impact our ability to meet our financial reporting obligations.

We prepare our financial statements in accordance with U.S. GAAP which are subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results. For example, in May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“Topic 606”), which supersedes most current revenue recognition guidance, including industry-specific guidance. We will be required to implement this new revenue standard for our fiscal year beginning February 1, 2018.  The impact of adoption of Topic 606 will include a requirement to capitalize the costs to obtain a customer contract (e.g., sales commissions) and amortize these costs over the estimated life of the underlying contract. We currently do not capitalize such costs. Additionally, we expect the timing of revenue recognition for certain of our revenue arrangements to be impacted by the changes imposed by Topic 606. Please see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation”—“Components of Results of Operations” for more information. We are continuing to evaluate the effect that the new standard will have on our consolidated financial statements and our preliminary assessments remain subject to change. Any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.

In our fiscal quarter ended July 31, 2017, sales to customers outside North America, which is primarily measured by the estimated location of the end users for subscription services revenues and the estimated location of the resources performing the services for professional services, accounted for approximately 45% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

54   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   55

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

Our success and ability to compete depend in part upon our intellectual property. As of July 31, 2017, we had filed applications for a number of patents, and we have ten issued U.S. and two Japanese patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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

56   Veeva Systems Inc. | Form 10-Q

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

We must continue to monitor and assess our internal control over financial reporting. As disclosed in Item 9B of our annual report on Form 10-K for the fiscal year ended January 31, 2017, our management concluded that our internal control over financial reporting is effective as of January 31, 2017, which report has been attested to by our independent registered public accounting firm. If in the future we have any material weaknesses, we may not detect errors on a timely basis and our financial statements may be materially misstated. Additionally, if in the future we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, are unable to assert that our internal controls over financial reporting are effective, identify material weaknesses in our internal controls over financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Veeva Systems Inc. | Form 10-Q   57

Unanticipated changes in our effective tax rate, including as a result of our international operations, could harm our future results.

We are subject to income taxes in the United States and various foreign jurisdictions (including Australia, Belgium, Brazil, Canada, China, France, Germany, Hungary, India, Israel, Italy, Japan, Mexico, Singapore, South Korea, Spain, Switzerland, Thailand, Ukraine and the United Kingdom) and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions and complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Tax rates in the jurisdictions in which we operate may change as a result of factors outside of our control or relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. In addition, changes in tax and trade laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position. Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the valuation of deferred tax assets and liabilities, adjustments to income taxes upon finalization of tax returns, changes in available tax credits, decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes, and changes in federal, state or international tax laws and accounting principles. In addition, because substantially all of our intellectual property resides in the United States and is licensed through our parent U.S. entity, our effective tax rate may be higher than other companies that maintain and license intellectual property from outside the United States. Increases in our effective tax rate would reduce our profitability or in some cases increase our losses.

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

In addition, we may be subject to income tax audits by many tax jurisdictions throughout the world. For example, we are currently under audit by the IRS for our fiscal year ended January 31, 2015. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

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

58   Veeva Systems Inc. | Form 10-Q

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

We recently initiated a program during our fiscal year ending January 31, 2018 to engage in the hedging of our foreign currency transactions and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

Veeva Systems Inc. | Form 10-Q   59

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
•

changes in our financial, operating or other metrics, regardless of whether we consider those metrics as reflective of the current state or long-term prospects of our business, and how those results compare to securities analyst expectations, including whether those results fail to meet, exceed, or significantly exceed securities analyst expectations;

•

changes in the forward-looking estimates of our financial, operating, or other metrics, how those estimates compare to securities analyst expectations, or changes in recommendations by securities analysts that follow our Class A common stock;

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

60   Veeva Systems Inc. | Form 10-Q

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2017, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 69.6% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

Veeva Systems Inc. | Form 10-Q   61

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

In addition, as of July 31, 2017, we had options outstanding that, if exercised, would result in the issuance of additional shares of Class A or Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of July 31, 2017, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of July 31, 2017, are described in note 8 of the notes to our condensed consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

62   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   63

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
a)	Sales of Unregistered Securities

None.

b)	Use of Proceeds from Public Offerings of Common Stock

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

64   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   65

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Veeva Systems Inc.
By:	/s/ TIMOTHY S. CABRAL
Timothy S. Cabral
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: September 7, 2017

66   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   67