Form 10-Q
period 2017-10-31
VEEVA SYSTEMS INC
filed 2017-12-06
CIK 1393052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

As of November 30, 2017, there were 116,511,150 shares of the Registrant’s Class A common stock outstanding and 24,832,169 shares of the Registrant’s Class B common stock outstanding.

Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.

FORM 10-Q

2   Veeva Systems Inc. | Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information concerning our possible or assumed future results of operations and expenses, business strategies and plans, trends, market sizing, competitive position, industry environment and potential growth opportunities and product capabilities, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would,” “tracking to,” “on track,” “on target,” or similar expressions and the negatives of those terms or expressions.

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

Veeva Systems Inc. | Form 10-Q   3

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	October 31,	January 31,
	2017	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$310,796	$217,606
Short-term investments	447,280	301,266
Accounts receivable, net of allowance for doubtful accounts of $324 and $659, respectively	76,294	182,816
Prepaid expenses and other current assets	11,699	10,177
Total current assets	846,069	711,865
Property and equipment, net	52,659	49,907
Goodwill	95,804	95,804
Intangible assets, net	33,392	39,283
Deferred income taxes, noncurrent	12,906	16,460
Other long-term assets	5,386	4,057
Total assets	$1,046,216	$917,376

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,444	$5,677
Accrued compensation and benefits	12,695	12,007
Accrued expenses and other current liabilities	12,427	12,310
Income tax payable	8,426	3,228
Deferred revenue	173,358	213,562
Total current liabilities	214,350	246,784
Deferred income taxes, noncurrent	7,172	12,974
Other long-term liabilities	6,226	4,964
Total liabilities	227,748	264,722
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 115,349,739 and 103,789,544 issued and outstanding at October 31, 2017 and January 31, 2017, respectively	1	1
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 25,834,420 and 34,097,075 issued and outstanding at October 31, 2017 and January 31, 2017, respectively	—	—
Additional paid-in capital	496,301	439,658
Accumulated other comprehensive income	1,022	111
Retained earnings	321,144	212,884
Total stockholders’ equity	818,468	652,654
Total liabilities and stockholders’ equity	$1,046,216	$917,376

See Notes to Condensed Consolidated Financial Statements.

4   Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
	(Unaudited)
Revenues:
Subscription services	$141,943	$113,575	$403,560	$314,818
Professional services and other	34,206	29,204	97,092	79,072
Total revenues	176,149	142,779	500,652	393,890
Cost of revenues(1):
Cost of subscription services	27,758	24,233	80,696	69,086
Cost of professional services and other	25,478	19,692	71,826	58,125
Total cost of revenues	53,236	43,925	152,522	127,211
Gross profit	122,913	98,854	348,130	266,679
Operating expenses(1):
Research and development	34,042	25,012	95,044	70,648
Sales and marketing	31,856	28,391	93,683	84,022
General and administrative	15,347	11,641	43,498	36,571
Total operating expenses	81,245	65,044	232,225	191,241
Operating income	41,668	33,810	115,905	75,438
Other income, net	1,360	525	4,809	1,910
Income before income taxes	43,028	34,335	120,714	77,348
Provision for income taxes	8,635	12,705	12,454	30,251
Net income	$34,393	$21,630	$108,260	$47,097

Net income attributable to Class A and Class B common stockholders, basic and diluted	$34,393	$21,630	$108,260	$47,095
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.24	$0.16	$0.77	$0.35
Diluted	$0.22	$0.15	$0.71	$0.32
Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	140,857	135,624	139,858	135,144
Diluted	154,256	147,436	153,409	147,073
Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale investments	$(243)	$(229)	$(315)	$43
Net change in cumulative foreign currency translation gain (loss)	(6)	(321)	1,226	104
Comprehensive income	$34,144	$21,080	$109,171	$47,244

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$377	$294	$1,095	$791
Cost of professional services and other	2,288	1,603	6,110	4,288
Research and development	4,765	3,237	12,916	8,443
Sales and marketing	4,130	3,592	12,150	9,389
General and administrative	2,458	2,229	6,915	6,201
Total stock-based compensation	$14,018	$10,955	$39,186	$29,112

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q   5

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
Cash flows from operating activities
Net income	$34,393	$21,630	$108,260	$47,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,601	3,469	10,621	10,344
Amortization of premiums on short-term investments	365	481	1,207	1,370
Stock-based compensation	14,018	10,955	39,186	29,112
Deferred income taxes	(337)	(157)	(2,242)	(959)
Loss on foreign currency from market-to-market derivative	(134)	—	119	—
Bad debt expense	(63)	235	(269)	120
Changes in operating assets and liabilities:
Accounts receivable	20,922	23,080	106,791	79,030
Income taxes	6,125	1,330	4,063	2,974
Prepaid expenses and other current and long-term assets	(391)	5,300	(1,550)	(2,776)
Accounts payable	1,473	(1,457)	1,717	414
Accrued expenses and other current liabilities	1,405	(1,663)	1,949	(2,768)
Deferred revenue	(49,328)	(38,667)	(40,301)	(19,368)
Other long-term liabilities	184	457	2,450	1,509
Net cash provided by operating activities(1)	32,233	24,993	232,001	146,099
Cash flows from investing activities
Purchases of short-term investments	(207,268)	(89,826)	(350,719)	(273,785)
Maturities and sales of short-term investments	74,806	53,575	203,183	181,751
Purchases of property and equipment	(1,635)	(1,456)	(8,130)	(4,372)
Capitalized internal-use software development costs	(301)	(32)	(1,334)	(241)
Changes in restricted cash and deposits	—	(1)	(202)	102
Net cash used in investing activities	(134,398)	(37,740)	(157,202)	(96,545)
Cash flows from financing activities
Proceeds from exercise of common stock options	3,747	3,473	17,163	8,001
Restricted stock units acquired to settle employee tax withholding liability	—	(1)	—	(13)
Excess tax benefits from employee stock plans	—	5,309	—	16,249
Net cash provided by financing activities(1)	3,747	8,781	17,163	24,237
Effect of exchange rate changes on cash and cash equivalents	(12)	(321)	1,228	108
Net change in cash and cash equivalents	(98,430)	(4,287)	93,190	73,899
Cash and cash equivalents at beginning of period	409,226	210,365	217,606	132,179
Cash and cash equivalents at end of period	$310,796	$206,078	$310,796	$206,078
Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$2,106	$1,061	$8,142	$13,342
Non-cash investing and financing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$(978)	$765	$(1,099)	$(22)
Vesting of early exercised stock options	$—	$—	$1	$26

See Notes to Condensed Consolidated Financial Statements.

(1)

During the nine months ended October 31, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment.” Refer to note 1—New Accounting Pronouncements Adopted in Fiscal 2018 for further details. This adoption resulted in a $8.6 million and $37.3 million increase in net cash provided by operating activities and a corresponding decrease in net cash provided by financing activities for the three and nine months ended October 31, 2017, respectively.

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

No single customer represented over 10% of total revenues in the condensed consolidated statements of comprehensive income for the three and nine months ended October 31, 2017 and 2016.

New Accounting Pronouncements Adopted in Fiscal 2018

Stock-Based Compensation

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment.” The guidance simplifies several aspects of the accounting for employee share-based transactions, including the income tax consequences on the statement of comprehensive income, accounting for forfeitures, the classification on the statement of cash flows, and the calculation of diluted shares. The new standard is effective for interim and annual periods beginning after December 15, 2016. We adopted this standard on February 1, 2017 and the impact of this adoption was as follows:

•

The standard eliminates additional paid in capital (APIC) pools and requires excess tax benefits and deficiencies to be recorded in the income statement as a discrete item when restricted stock units vest or stock options are settled. The adoption of this guidance on a prospective basis resulted in the recognition of excess tax benefits in our provision for income taxes of $8.6 million and $37.3 million for the three and nine months ended October 31, 2017.

•

Upon adoption, we elected to account for forfeitures as they occur and to no longer estimate forfeitures using a modified retrospective transition method, which resulted in a net cumulative-effect adjustment of $0.7 million to increase our February 1, 2017 opening retained earnings balance.

•

In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be classified as operating activities on the condensed consolidated statement of cash flows. Previously, these items were classified as financing activities. We have elected to present the cash flow impact using a prospective transition method. As a result, there were no adjustments to the condensed consolidated statement of cash flows for the three and nine months ended October 31, 2016.

•

Excess tax benefits and deficiencies must be prospectively excluded from assumed future proceeds in the calculation of diluted shares when using the treasury stock method. The effect of this change on the fully diluted net income per share was immaterial for the three and nine months ended October 31, 2017.

Note 2. Short-Term Investments

At October 31, 2017, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale securities:
Asset-backed securities	$68,659	$2	$(126)	$68,535
Commercial paper	19,905	2	(6)	19,901
Corporate notes and bonds	165,660	3	(215)	165,448
Foreign government bonds	1,504	—	(7)	1,497
Mortgage backed securities	13,174	—	(32)	13,142
U.S. agency obligations	81,684	—	(67)	81,617
U.S. treasury securities	97,245	1	(106)	97,140
Total available-for-sale securities	$447,831	$8	$(559)	$447,280

At January 31, 2017, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale securities:
Asset-backed securities	$20,729	$5	$(16)	$20,718
Commercial paper	20,567	4	(1)	20,570
Corporate notes and bonds	92,843	14	(101)	92,756
U.S. agency obligations	87,091	12	(51)	87,052
U.S. treasury securities	80,277	4	(111)	80,170
Total available-for-sale securities	$301,507	$39	$(280)	$301,266

10   Veeva Systems Inc. | Form 10-Q

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	October 31,	January 31,
	2017	2017
Due in one year or less	$309,695	$225,183
Due in greater than one year	137,585	76,083
Total	$447,280	$301,266

We have certain available-for-sale securities in a gross unrealized loss position, some of which have been in that position for more than 12 months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, our financial position and near-term prospects and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, we would write down the respective investment to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized as other income, net in our condensed consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). There were no impairments considered other-than-temporary as of October 31, 2017 and January 31, 2017.

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of October 31, 2017 (in thousands):

		Gross
	Fair	unrealized
	value	losses
Asset-backed securities	$63,898	$(126)
Commercial paper	9,749	(6)
Corporate notes and bonds	151,950	(215)
Foreign government bonds	1,497	(7)
Mortgage backed securities	13,142	(32)
U.S. agency obligations	73,500	(67)
U.S. treasury securities	88,644	(106)

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of January 31, 2017 (in thousands):

		Gross
	Fair	unrealized
	value	losses
Asset-backed securities	$14,027	$(16)
Commercial paper	5,694	(1)
Corporate notes and bonds	67,220	(101)
U.S. agency obligations	40,549	(51)
U.S. treasury securities	68,704	(111)

Veeva Systems Inc. | Form 10-Q   11

Note 3. Property and Equipment, Net

Property and equipment, net consists of the following as of the dates shown (in thousands):

	October 31,	January 31,
	2017	2017
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	20,015	14,731
Equipment and computers	7,596	7,197
Furniture and fixtures	9,430	7,322
Leasehold improvements	3,287	2,615
Construction in progress	49	2,889
	64,401	58,778
Less accumulated depreciation	(11,742)	(8,871)
Total property and equipment, net	$52,659	$49,907

Total depreciation expense was $1.6 million and $4.3 million for the three and nine months ended October 31, 2017, respectively, and $1.2 million and $3.6 million for the three and nine months ended October 31, 2016, respectively. Land is not depreciated.

Note 4. Intangible Assets

The following schedule presents the details of intangible assets as of October 31, 2017 (dollar amounts in thousands):

	October 31, 2017
	Gross			Remaining
	carrying	Accumulated		useful life
	amount	amortization	Net	(in years)
Existing technology	$3,880	$(3,315)	$565	1.0
Database	4,939	(3,949)	990	2.2
Customer contracts and relationships	33,643	(7,903)	25,740	7.8
Software	10,867	(5,231)	5,636	2.4
Brand	1,141	(680)	461	1.4
	$54,470	$(21,078)	$33,392

The following schedule presents the details of intangible assets as of January 31, 2017 (dollar amounts in thousands):

	January 31, 2017
	Gross			Remaining
	carrying	Accumulated		useful life
	amount	amortization	Net	(in years)
Existing technology	$3,880	$(2,733)	$1,147	1.6
Database	4,939	(3,291)	1,648	2.5
Customer contracts and relationships	33,643	(5,245)	28,398	8.5
Software	10,867	(3,481)	7,386	3.2
Brand	1,141	(437)	704	2.2
	$54,470	$(15,187)	$39,283

Amortization expense associated with intangible assets was $1.9 million and $5.9 million for the three and nine months ended October 31, 2017, respectively, and $2.1 million and $6.2 million for the three and nine months ended October 31, 2016, respectively.

12   Veeva Systems Inc. | Form 10-Q

The estimated amortization expense for intangible assets, for the next five years and thereafter is as follows as of October 31, 2017 (in thousands):

Estimated
amortization
Period	expense
Fiscal 2018	$1,904
Fiscal 2019	6,967
Fiscal 2020	6,062
Fiscal 2021	3,629
Fiscal 2022	3,182
Thereafter	11,648
Total	$33,392

Note 5. Accrued Expenses

Accrued expenses consisted of the following as of the dates shown (in thousands):

	October 31,	January 31,
	2017	2017
Accrued commissions	$1,751	$3,754
Accrued bonus	2,991	2,333
Deferred compensation associated with Zinc Ahead	281	333
Accrued vacation	2,506	1,866
Payroll tax payable	2,319	1,402
Accrued other compensation and benefits	2,847	2,319
Total accrued compensation and benefits	$12,695	$12,007
Accrued fees payable to salesforce.com	4,930	4,520
Accrued third-party professional services subcontractors' fees	868	953
Taxes payable	1,808	2,018
Other accrued expenses	4,821	4,819
Total accrued expenses and other current liabilities	$12,427	$12,310

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

The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$12,334	$—	$—	$12,334
Commercial paper	—	5,133	—	5,133
Corporate notes and bonds	—	6,725	—	6,725
Foreign government bonds	—	1,636	—	1,636
U.S. agency obligations	—	5,599	—	5,599
Short-term investments:
Asset-backed securities	—	68,535	—	68,535
Commercial paper	—	19,901	—	19,901
Corporate notes and bonds	—	165,448	—	165,448
Foreign government bonds	—	1,497	—	1,497
Mortgage backed securities	—	13,142	—	13,142
U.S. agency obligations	—	81,617	—	81,617
U.S. treasury securities	—	97,140	—	97,140
Total	$12,334	$466,373	$—	$478,707
Liabilities
Foreign currency derivative contracts	—	119	—	119
Total	$—	$119	$—	$119

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

Balance Sheet Hedges

During the three and nine months ended October 31, 2017, we entered into foreign currency forward contracts (the “Forward Contracts”) in order to hedge our foreign currency exposure. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into the Forward Contract and holding it to maturity, we are locked into a future currency exchange rate in an amount equal to and for the term of the Forward Contract. We account for derivative instruments at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. During the three and nine months ended October 31, 2017, we recognized realized foreign currency losses on hedging of $0.3 million and $3.1 million, respectively.

14   Veeva Systems Inc. | Form 10-Q

Details on outstanding balance sheet hedges are presented below as of the date shown below (in thousands):

October 31,
2017
Notional amount of foreign currency derivative contracts	$29,547
Fair value of foreign currency derivative contracts	29,666

The fair value of the Company’s outstanding derivative instruments is summarized below (in thousands):

		October 31,
		2017
Derivative Liabilities	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses	$119

Note 7. Income Taxes

For the three months ended October 31, 2017 and 2016, our effective tax rates were 20.1% and 37.0%, respectively. During the three months ended October 31, 2017 as compared to the prior year period, our effective tax rate decreased primarily due to the adoption of ASU 2016-09 on February 1, 2017. The adoption of this guidance on a prospective basis resulted in the discrete recognition of excess tax benefits related to equity compensation in our provision for income taxes of $8.6 million, which lowered our effective tax rate by 21 percentage points for the three months ended October 31, 2017. This was partially offset by an increase in our effective tax rate due to foreign tax rate differential.

For the nine months ended October 31, 2017 and 2016, our effective tax rates were 10.3% and 39.1%, respectively. During the nine months ended October 31, 2017 as compared to the prior year period, our effective tax rate decreased primarily due to the adoption of ASU 2016-09 on February 1, 2017. The adoption of this guidance on a prospective basis resulted in the discrete recognition of excess tax benefits related to equity compensation in our provision for income taxes of $37.3 million, which lowered our effective tax rate by 32 percentage points for the nine months ended October 31, 2017.

We are currently under audit by the Internal Revenue Service (IRS) for our income tax return for fiscal year ended January 31, 2015 and for our payroll tax for fiscal years ended January 31, 2015 and 2016. We believe that these returns for the years under examination were prepared appropriately and were filed correctly with the IRS.

Note 8. Stockholders’ Equity

Stock Option Activity

A summary of stock option activity for the nine months ended October 31, 2017 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (in years)	value
Options outstanding at January 31, 2017	16,282,343	$7.48	6.3	$567,491,532
Options granted	34,500	57.59
Options exercised	(2,374,835)	7.23
Options forfeited/cancelled	(158,785)	23.17
Options outstanding at October 31, 2017	13,783,223	$7.46	5.6	$737,090,399
Options vested and exercisable at October 31, 2017	6,044,721	$5.21	5.1	$336,848,971
Options vested and exercisable at October 31, 2017 and expected to vest thereafter	13,783,223	$7.46	5.6	$737,090,399

Veeva Systems Inc. | Form 10-Q   15

During the three and nine months ended October 31, 2017, we granted 21,500 and 34,500 stock options, respectively, under the 2013 Equity Incentive Plan (EIP). The weighted average grant-date fair value of options granted was $25.68 and $25.76 for the three and nine months ended October 31, 2017.

As of October 31, 2017, there was $29.7 million in unrecognized compensation cost related to unvested stock options granted under the 2007 Stock Plan (2007 Plan), 2012 Equity Incentive Plan and 2013 EIP. This cost is expected to be recognized over a weighted average period of 2.9 years.

As of October 31, 2017, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.

The total intrinsic value of options exercised was approximately $23.3 million and $112.1 million for the three and nine months ended October 31, 2017.

Restricted Stock Units

A summary of restricted stock unit (RSU) activity for the nine months ended October 31, 2017 is as follows:

		Weighted
	Unreleased	average
	restricted	grant date
	stock units	fair value
Balance at January 31, 2017	3,362,650	$29.33
RSUs granted	1,067,174	53.37
RSUs vested	(923,214)	30.70
RSUs forfeited/cancelled	(336,778)	31.79
Balance at October 31, 2017	3,169,832	$36.78

During the three and nine months ended October 31, 2017, we granted 190,930 and 1,067,174 RSUs under the 2013 EIP with a weighted-average grant date fair value of $59.82 and $53.37, respectively.

As of October 31, 2017, there was a total of $109.4 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

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

16   Veeva Systems Inc. | Form 10-Q

The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Volatility	43%	45%	43% – 44%	45% – 46%
Expected term (in years)	6.35	6.35	6.35	6.31 – 7.56
Risk-free interest rate	1.86% – 1.90%	1.51% – 1.63%	1.86% – 2.17%	1.48% – 1.67%
Dividend yield	0%	0%	0%	0%

For the three and nine months ended October 31, 2017 and 2016, we capitalized an immaterial amount of stock-based compensation as part of our internal-use software capitalization.

Early Exercise of Employee Options

We historically have allowed for the early exercise of options granted under the 2007 Plan prior to vesting. Historically, all such early exercises have been through cash payment. The unvested shares are subject to our repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options, and reclassified to common stock as our repurchase right lapses. At October 31, 2017, there were no unvested shares which were subject to repurchase. At January 31, 2017, there were 2,500 unvested shares which were subject to repurchase at an aggregate price of an immaterial amount.

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

Veeva Systems Inc. | Form 10-Q   17

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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2017		2016		2017		2016
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$28,029	$6,364	$16,190	$5,440	$85,994	$22,266	$33,637	$13,460
Undistributed earnings allocated to participating securities	—	—	—	—	—	—	(1)	(1)
Net income attributable to common stockholders, basic	$28,029	$6,364	$16,190	$5,440	$85,994	$22,266	$33,636	$13,459
Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	114,794	26,063	101,514	34,110	111,093	28,765	96,521	38,623
Net income per share attributable to common stockholders, basic	$0.24	$0.24	$0.16	$0.16	$0.77	$0.77	$0.35	$0.35

Diluted
Numerator
Net income attributable to common stockholders, basic	$28,029	$6,364	$16,190	$5,440	$85,994	$22,266	$33,636	$13,459
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	6,364	—	5,440	—	22,266	—	13,459	—
Reallocation of net income to Class B common stock	—	2,434	—	1,297	—	7,596	—	2,728
Net income attributable to common stockholders, diluted	$34,393	$8,798	$21,630	$6,737	$108,260	$29,862	$47,095	$16,187
Denominator
Number of shares used for basic EPS computation	114,794	26,063	101,514	34,110	111,093	28,765	96,521	38,623
Conversion of Class B to Class A common stock	26,063	—	34,110	—	28,765	—	38,623	—
Effect of potentially dilutive common shares	13,399	13,399	11,812	11,812	13,551	13,551	11,929	11,929
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	154,256	39,462	147,436	45,922	153,409	42,316	147,073	50,552
Net income per share attributable to common stockholders, diluted	$0.22	$0.22	$0.15	$0.15	$0.71	$0.71	$0.32	$0.32

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	26,179	371,096	645,311	1,983,974

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

On March 13, 2017, we filed our Answer and Counterclaims to IMS’s complaint, a motion to dismiss all of IMS’s claims except for those asserted under the Lanham Act, and a motion to transfer the case to the U.S. District Court for the Northern District of California. IMS’s oppositions to each of those motions were filed on April 3, 2017, and our replies to IMS’s oppositions were filed on April 10, 2017. On June 23, 2017, the court denied our motion to transfer the case. On October 26, 2017, the court denied our motion to dismiss.

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

On May 3, 2017, in lieu of filing an answer, IMS filed a motion to dismiss our counterclaims. Our opposition to IMS’s motion to dismiss was filed on June 5, 2017, and IMS’s reply to our opposition was filed on June 19, 2017. That motion remains pending.

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

Veeva Systems Inc. | Form 10-Q   19

On August 16, 2017, the district court issued an order denying Veeva’s motion to compel arbitration.  On August 24, 2017, Veeva appealed the court’s order to the U.S. Court of Appeals for the Second Circuit, along with a separate request to stay the district court proceedings pending a decision from the Second Circuit.  On August 30, 2017, with the stay request still pending, Veeva filed a motion to dismiss Medidata’s entire complaint for failure to state a claim upon which relief may be granted.  On September 20, 2017, Medidata filed a Second Amended Complaint, asserting additional allegations against the Individual Employees. The district court held an initial pretrial conference on September 28, 2017, but did not issue a scheduling order.

On October 5, 2017, Veeva filed a renewed motion to compel arbitration of Medidata’s Second Amended Complaint, which is currently pending before the district court (all case deadlines have been stayed pending the resolution of this motion). On November 3, 2017, Veeva filed its opening brief in the U.S. Court of Appeals for the Second Circuit challenging the district court’s denial of its initial motion to compel arbitration.

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

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce1 Platform in combination with our developed technology to deliver certain of our multichannel customer relationship management applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. As of October 31, 2017, we remained obligated to pay fees of at least $302.9 million prior to September 1, 2025 in connection with this agreement.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Revenues by geography
North America	$96,578	$78,144	$274,068	$215,123
Europe and other	51,933	41,740	149,286	115,674
Asia Pacific	27,638	22,895	77,298	63,093
Total revenues	$176,149	$142,779	$500,652	$393,890

20   Veeva Systems Inc. | Form 10-Q

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	October 31,	January 31,
	2017	2017
Long-lived assets by geography
North America	$49,937	$47,096
Europe and other	1,782	1,762
Asia Pacific	940	1,049
Total long-lived assets	$52,659	$49,907

Veeva Systems Inc. | Form 10-Q   21

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

For our fiscal years ended January 31, 2017, 2016 and 2015, our total revenues were $544.0 million, $409.2 million and $313.2 million, respectively, representing year-over-year growth in total revenues of 33% in fiscal year ended January 31, 2017 and 31% in fiscal year ended January 31, 2016. For our fiscal years ended January 31, 2017, 2016 and 2015, our subscription services revenues were $434.3 million, $316.3 million and $233.1 million, respectively, representing year-over-year growth in subscription services revenues of 37% in fiscal year ended January 31, 2017 and 36% in fiscal year ended January 31, 2016. Please note that our total and subscription revenues for the fiscal year ended January 31, 2017 included a full year of revenue contribution from the Zinc Ahead business, which we acquired in September 2015. We expect the growth rate of our total revenues and subscription services revenues to decline in future periods. We generated net income of $68.8 million, $54.5 million and $40.4 million for our fiscal years ended January 31, 2017, 2016 and 2015, respectively. As of January 31, 2017, 2016 and 2015, we served 517, 400 and 276 customers, respectively. Our customer totals for each of our major solutions as of January 31, 2017, were 259 for Veeva CRM, 334 for Veeva Vault, 90 for Veeva OpenData, and 47 for Veeva Network. A single customer may be counted in more than one solution category if the customer has purchased multiple solutions. Many of our Veeva Vault applications are used by smaller, earlier stage pre-commercial companies, some of which may not reach the commercialization stage. Thus, the potential number of Veeva Vault customers is significantly higher than the potential number of customers that use our Commercial Cloud solutions.

For the nine months ended October 31, 2017 and 2016, our total revenues were $500.7 million and $393.9 million, respectively, representing period-over-period growth in total revenues of 27%. For the nine months ended October 31, 2017 and 2016, our subscription services revenues were $403.6 million and $314.8 million, respectively, representing period-over-period growth in subscription services revenues of 28%. In the nine months ended October 31, 2017, we derived approximately 65% of our subscription services revenues and 62% of our total revenues from our Veeva Commercial Cloud solutions. We generated net income of $108.3 million and $47.1 million for the nine months ended October 31, 2017 and 2016, respectively.

22   Veeva Systems Inc. | Form 10-Q

Additionally, in September 2015, we completed our acquisition of the companies referred to as “Zinc Ahead” in an all-cash transaction. We are incorporating functionality from the Zinc Ahead products into our Veeva Vault PromoMats application. We have begun to and will seek to continue to convert the end users of the Zinc Ahead solutions to our Vault PromoMats application over time. However, we may not retain and convert existing Zinc Ahead customers to our Vault PromoMats application to the extent we previously planned, which could adversely affect our business. Customers who elect to continue their use of Zinc Ahead’s Zinc MAPS product will be supported through at least 2020.

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

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. In addition, our acquired Zinc Ahead business had a limited number of perpetual license agreements with accompanying maintenance and hosting fees. We have included such on-going maintenance and hosting fees in our subscription services revenues. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. For the nine months ended October 31, 2017, subscription services revenues constituted 81% of total revenues and professional services and other revenues constituted 19% of total revenues.

Veeva Systems Inc. | Form 10-Q   23

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

New subscription orders typically have a one-year term and automatically renew unless notice of cancellation is provided in advance. If a customer adds end users or solutions to an existing order, such additional orders will generally be coterminus with the anniversary date of the initial order, and as a result, orders for additional end users or solutions will commonly have an initial term of less than one year. Subscription orders are generally billed at the beginning of the subscription commencement date in annual or quarterly increments. Because the term of orders for additional end users or solutions is commonly less than one year and payment terms may also be quarterly, the annualized value of such orders that we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the adjustment had not occurred. Additionally, if a coterminus order of less than one year renews in the same fiscal year in which it was originally signed and has annual billing terms, the order will generate more deferred revenue in that fiscal year than the annual contract value of that order. Accordingly, we do not believe that changes on a quarterly basis in deferred revenue or calculated billings, a metric commonly cited by financial analysts that is the sum of the change in deferred revenue plus revenue, are accurate indicators of future revenues for any given period of time.

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

24   Veeva Systems Inc. | Form 10-Q

Cost of Revenues

Cost of subscription services revenues for all of our solutions consists of expenses related to our computing infrastructure provided by third parties, including salesforce.com and Amazon Web Services, personnel related costs associated with hosting our subscription services and providing support, including our data stewards, operating lease expense associated with computer equipment and software and allocated overhead, amortization expense associated with capitalized internal-use software related to our subscription services and amortization expense associated with purchased intangibles related to our subscription services. Cost of subscription services revenues for Veeva CRM and certain of our multichannel customer relationship management applications includes fees paid to salesforce.com for our use of the Salesforce1 Platform and the associated hosting infrastructure and data center operations that are provided by salesforce.com. We intend to continue to invest additional resources in our subscription services to enhance our product offerings and increase our delivery capacity. We may add or expand computing infrastructure capacity in the future, migrate to new computing infrastructure service providers, and make additional investments in the availability and security of our solutions. For example, we are currently migrating a greater proportion of our cloud computing infrastructure to Amazon Web Services and will be continuing this migration through the remainder of fiscal 2018. This migration has increased our cost of revenues in absolute dollars during the three months ended October 31, 2017.

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

Veeva Systems Inc. | Form 10-Q   25

New Accounting Pronouncements Adopted in Fiscal 2018

Refer to note 1 of the condensed consolidated financial statements for a full description of the recent accounting pronouncements adopted during the fiscal year ending January 31, 2018.

Recent Accounting Pronouncements

Intangibles and Goodwill

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the goodwill impairment test. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted for impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 is to be applied on a prospective basis. We are currently evaluating the timing of adoption and do not expect the adoption of ASU 2017-04 to have a material impact on our consolidated financial statements.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are evaluating the impact of this new accounting standard on our consolidated financial statements and expect the adoption to materially increase our long-term assets and liabilities. We do not expect to early adopt this accounting policy.

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

26   Veeva Systems Inc. | Form 10-Q

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

We expect the impact of adoption will include the deferral of costs to obtain customer contracts, which is comprised of commissions on our subscription services arrangements and the other associated fringe benefits. Such costs are expensed as incurred under the current standard, whereas under the new standard, they will generally be capitalized and amortized over the costs’ associated term of economic benefit, which will affect our operating margin as well as the classification and magnitude of the deferred costs for each reporting period. We have determined that the term of economic benefit of our costs to obtain customer contracts is three years. The aggregate impact resulting from changes in the way we account for commission expense would have reduced our sales and marketing expenses by approximately $6 to $7 million for the year ended January 31, 2017 if the new standard had been applied for that fiscal year.

Revenue for the majority of our subscription services customer contracts will continue to be recognized over time because of the continuous transfer of control to the customer; however, we expect some impact to revenue primarily driven by (i) accounting for non-cancelable multi-year contracts, (ii) the removal of the current limitation on contingent revenue, which may result in revenue being recognized earlier for certain contracts, and (iii) potential changes to our approach to allocating revenue between subscription services and professional services. We currently believe our total revenues reported for the year ended January 31, 2017 would have increased by approximately $6 to $7 million due to the accounting for non-cancelable multi-year contracts if the new standard had been applied for that fiscal year.

We are continuing to evaluate the effect that the new standard will have on our consolidated financial statements and our preliminary assessments remain subject to change. Future periods may or may not have the same benefit as those described above.

Veeva Systems Inc. | Form 10-Q   27

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$141,943	$113,575	$403,560	$314,818
Professional services and other	34,206	29,204	97,092	79,072
Total revenues	176,149	142,779	500,652	393,890
Cost of revenues(1):
Cost of subscription services	27,758	24,233	80,696	69,086
Cost of professional services and other	25,478	19,692	71,826	58,125
Total cost of revenues	53,236	43,925	152,522	127,211
Gross profit	122,913	98,854	348,130	266,679
Operating expenses(1):
Research and development	34,042	25,012	95,044	70,648
Sales and marketing	31,856	28,391	93,683	84,022
General and administrative	15,347	11,641	43,498	36,571
Total operating expenses	81,245	65,044	232,225	191,241
Operating income	41,668	33,810	115,905	75,438
Other income, net	1,360	525	4,809	1,910
Income before income taxes	43,028	34,335	120,714	77,348
Provision for income taxes	8,635	12,705	12,454	30,251
Net income	$34,393	$21,630	$108,260	$47,097

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$377	$294	$1,095	$791
Cost of professional services and other	2,288	1,603	6,110	4,288
Research and development	4,765	3,237	12,916	8,443
Sales and marketing	4,130	3,592	12,150	9,389
General and administrative	2,458	2,229	6,915	6,201
Total stock-based compensation	$14,018	$10,955	$39,186	$29,112

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	80.6%	79.5%	80.6%	79.9%
Professional services and other	19.4	20.5	19.4	20.1
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of subscription services	15.8	17.0	16.1	17.5
Cost of professional services and other	14.5	13.8	14.3	14.8
Total cost of revenues	30.3	30.8	30.4	32.3
Gross profit	69.7	69.2	69.6	67.7
Operating expenses:
Research and development	19.3	17.5	19.0	17.9
Sales and marketing	18.1	19.9	18.7	21.3
General and administrative	8.7	8.2	8.7	9.3
Total operating expenses	46.1	45.6	46.4	48.5
Operating income	23.6	23.6	23.2	19.2
Other income, net	0.8	0.4	0.9	0.5
Income before income taxes	24.4	24.0	24.1	19.7
Provision for income taxes	4.9	8.9	2.5	7.7
Net income	19.5%	15.1%	21.6%	12.0%

28   Veeva Systems Inc. | Form 10-Q

Revenues

	Three months ended October 31,			Nine months ended October 31,
	2017	2016	% Change	2017	2016	% Change
	(dollar amounts in thousands)
Revenues:
Subscription services	$141,943	$113,575	25%	$403,560	$314,818	28%
Professional services and other	34,206	29,204	17	97,092	79,072	23
Total revenues	$176,149	$142,779	23	$500,652	$393,890	27
Percentage of revenues:
Subscription services	81%	80%		81%	80%
Professional services and other	19	20		19	20
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended October 31, 2017 increased $33.4 million from the same period in the prior year, of which $28.4 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $17.6 million of subscription services revenue attributable to Veeva Vault solutions, and $10.8 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues, which is primarily measured by the estimated location of the end users of our subscription services, was 53% from North America, 30% from Europe and other and 17% from Asia for the three months ended October 31, 2017 and 2016.

Professional services and other revenues for the three months ended October 31, 2017 increased $5.0 million from the same period in the prior year. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increase was primarily driven by the professional services revenues associated with our Veeva Vault solutions. The geographic mix of professional services and other revenues, as measured by the estimated location of the resources performing the services, was 61% from North America, 27% from Europe and other and 12% from Asia for the three months ended October 31, 2017 as compared to 61% from North America, 26% from Europe and other and 13% from Asia for the three months ended October 31, 2016.

Subscription services revenues were 81% of total revenues for the three months ended October 31, 2017, compared to 80% of total revenues for the three months ended October 31, 2016, reflecting the slightly faster growth rate of our subscription services revenues as compared to the growth rate of our professional services revenues.

Total revenues for the nine months ended October 31, 2017 increased $106.8 million from the same period in the prior year, of which $88.7 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $52.0 million of subscription services revenue attributable to Veeva Vault solutions, and $36.7 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues, which is primarily measured by the estimated location of the end users of our subscription services, was 53% from North America, 30% from Europe and other and 17% from Asia for the nine months ended October 31, 2017 and 2016.

Professional services and other revenues for the nine months ended October 31, 2017 increased $18.0 million from the same period in the prior year. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increase was primarily driven by the professional services revenues associated with our Veeva Vault solutions. The geographic mix of professional services and other revenues, as measured by the estimated location of the resources performing the services, was 61% from North America, 28% from Europe and other and 11% from Asia for the nine months ended October 31, 2017 as compared to 61% from North America, 27% from Europe and other and 12% from Asia for the nine months ended October 31, 2016.

Subscription services revenues were 81% of total revenues for the nine months ended October 31, 2017, compared to 80% of total revenues for the nine months ended October 31, 2016, reflecting the slightly faster growth rate of our subscription services revenues as compared to the growth rate of our professional services revenues.

Over time, we expect the proportion of our total revenues from subscription services to increase.

Veeva Systems Inc. | Form 10-Q   29

Cost of Revenues and Gross Profit

	Three months ended October 31,			Nine months ended October 31,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$27,758	$24,233	15%	$80,696	$69,086	17%
Cost of professional services and other	25,478	19,692	29	71,826	58,125	24
Total cost of revenues	$53,236	$43,925	21	$152,522	$127,211	20
Gross margin percentage:
Subscription services	80%	79%		80%	78%
Professional services and other	26	33		26	26
Total gross margin percentage	70%	69%		70%	68%
Gross profit	$122,913	$98,854	24%	$348,130	$266,679	31%

Cost of revenues for the three months ended October 31, 2017 increased $9.3 million from the same period in the prior year, of which $3.5 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of end users of our subscription services, which drove an increase of $1.5 million in fees paid to salesforce.com, a $1.1 million increase in third-party data center costs, and an increase of $0.7 million in employee compensation-related costs (includes an increase of $0.1 million in stock-based compensation). We expect cost of subscription services revenues to increase in absolute dollars in the near term, as we renew existing orders and enter into new orders for our subscription services. In addition, we expect to continue to incur temporary duplicate infrastructure costs associated with the migration of our computing infrastructure for our Veeva Vault applications, Veeva Network applications and certain other Veeva Commercial Cloud applications to Amazon Web Services.

Cost of professional services and other revenues for the three months ended October 31, 2017 increased $5.8 million from the same period in the prior year, primarily due to a $4.9 million increase in employee compensation-related costs (includes an increase of $0.7 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. We expect cost of professional services and other revenues to increase as a percentage of professional services revenue in the near term as we add personnel to our global professional services organization.

Gross profit as a percentage of total revenues for the three months ended October 31, 2017 and 2016 was 70% and 69%, respectively. The increase compared to the prior period is largely due to an increase in the proportion of total revenues attributable to subscription services revenues, which have higher gross margins, as compared to professional services and other revenues, as well as the continued growth of our Veeva Vault, Veeva Network master data management solutions, and our newer multichannel customer relationship management applications that compliment Veeva CRM, all of which have slightly higher subscription services gross margins than our core Veeva CRM application.

Cost of revenues for the nine months ended October 31, 2017 increased $25.3 million from the same period in the prior year, of which $11.6 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of end users of our subscription services, which drove an increase of $4.8 million in fees paid to salesforce.com, a $3.3 million increase in third-party data center costs, and an increase of $2.3 million in employee compensation-related costs (includes an increase of $0.3 million in stock-based compensation).

Cost of professional services and other revenues for the nine months ended October 31, 2017 increased $13.7 million from the same period in the prior year, primarily due to a $12.1 million increase in employee compensation-related costs (includes an increase of $1.8 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period.

Gross profit as a percentage of total revenues for the nine months ended October 31, 2017 and 2016 was 70% and 68%, respectively. The increase compared to the prior periods is largely due to an increase in the proportion of total revenues attributable to subscription services revenues, which have higher gross margins, as compared to professional services and other revenues, as well as the continued growth of our Veeva Vault, Veeva Network master data management solutions, and our newer multichannel customer relationship management applications that compliment Veeva CRM, all of which have slightly higher subscription services gross margins than our core Veeva CRM application.

30   Veeva Systems Inc. | Form 10-Q

Operating Expenses and Operating Margin

Operating expenses include research and development, sales and marketing and general and administrative expenses. As we continue to invest in our growth through hiring and as we approach our seasonally highest period of operating expenses in the fourth quarter of our fiscal year, we expect operating expenses to increase in absolute dollars and as a percentage of revenue, resulting in a decrease in our operating margin for the quarter ending January 31, 2018.

Research and Development

	Three months ended October 31,			Nine months ended October 31,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Research and development	$34,042	$25,012	36%	$95,044	$70,648	35%
Percentage of total revenues	19%	18%		19%	18%

Research and development expenses for the three months ended October 31, 2017 increased $9.0 million from the same period in the prior year, primarily due to an increase of $7.6 million in employee compensation-related costs (includes an increase of $1.5 million in stock-based compensation) resulting from increased headcount during the period. The expansion of our headcount in this area is to support the increased number of products that we offer. There was also an increase of $1.1 million primarily associated with our migration to Amazon Web Services to support the development and testing of our product infrastructure, platform and applications.

Research and development expenses for the nine months ended October 31, 2017 increased $24.4 million from the same period in the prior year, primarily due to an increase of $22.0 million in employee compensation-related costs (includes an increase of $4.5 million in stock-based compensation) resulting from increased headcount during the period. The expansion of our headcount in this area is to support the increased number of products that we offer. There was also an increase of $2.0 million primarily associated with our migration to Amazon Web Services to support the development and testing of our product infrastructure, platform and applications. The increase in overall research and development expenses was partially offset by $1.1 million in research and development expenses that were capitalized as internal use software during the period.

We expect research and development expenses to increase in absolute dollars in the near term, primarily due to higher headcount as we continue to add research and development personnel and invest in our solutions.

Sales and Marketing

	Three months ended October 31,			Nine months ended October 31,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Sales and marketing	$31,856	$28,391	12%	$93,683	$84,022	11%
Percentage of total revenues	18%	20%		19%	21%

Sales and marketing expenses for the three months ended October 31, 2017 increased $3.5 million from the same period in the prior year, primarily due to an increase of $2.7 million in employee compensation-related costs (includes an increase of $0.5 million in stock-based compensation and a decrease of $0.2 million in sales commissions) and an increase of $0.5 million in marketing program costs. The increase in employee compensation-related costs is primarily driven by increase in headcount during the period.

Sales and marketing expenses for the nine months ended October 31, 2017 increased $9.7 million from the same period in the prior year, primarily due to an increase of $8.7 million in employee compensation-related costs (includes an increase of $2.8 million in stock-based compensation and a decrease of $0.5 million in sales commissions). The increase in employee compensation-related costs is primarily driven by increase in headcount during the period.

Veeva Systems Inc. | Form 10-Q   31

We expect sales and marketing expenses to continue to grow in absolute dollars for the quarter ending January 31, 2018. This is primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our newer solutions and our continued expansion of our sales capacity across all our solutions, and due to the fact that our seasonally highest level of sales and marketing expenses is in the fourth quarter.

General and Administrative

	Three months ended October 31,			Nine months ended October 31,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
General and administrative	$15,347	$11,641	32%	$43,498	$36,571	19%
Percentage of total revenues	9%	8%		9%	9%

General and administrative expenses for the three months ended October 31, 2017 increased $3.7 million from the same period in the prior year, primarily due to an increase of $1.5 million in legal fees related to litigation activity during the period and an increase of $1.5 million in employee compensation-related costs (includes an increase of $0.2 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by increase in headcount during the period.

General and administrative expenses for the nine months ended October 31, 2017 increased $6.9 million from the same period in the prior year, primarily due to an increase of $4.4 million in legal fees related to litigation activity during the period, an increase of $3.2 million in employee compensation-related costs (includes an increase of $0.7 million in stock-based compensation) and a $0.8 million increase in third-party accounting professional services costs primarily related to the implementation of new accounting standards. The increase in employee compensation-related costs is primarily driven by increase in headcount during the period. The increases were partially offset by a decrease of $2.3 million in deferred compensation costs due to the termination of employees from the acquired Zinc Ahead business.

We expect general and administrative expenses to continue to grow in absolute dollars in the near term, primarily due to higher headcount as we continue to invest in our business, increased third-party legal fees related to the matters described in Part II, Item 1. “Legal Proceedings,” and increased accounting, tax and audit fees related to compliance with new accounting guidance.

Other Income, Net

	Three months ended October 31,			Nine months ended October 31,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Other income, net	$1,360	$525	159%	$4,809	$1,910	152%

Other income, net for the three months ended October 31, 2017 increased $0.8 million from the prior year period, primarily due to an increase in interest and other income of $1.1 million due to higher cash and cash equivalents balances and higher yield in the current period. This was offset by foreign currency losses of $0.5 million during the period, which includes the gains and losses from hedging. Other income, net for the nine months ended October 31, 2017 increased $2.9 million from the prior year period, primarily due to an increase in interest and other income of $2.7 million due to higher cash and cash equivalents and higher yield balances in the current period. This increase was also attributable to $0.4 million in foreign currency gains in the current period, which includes the gains and losses from hedging. We continue to experience foreign currency fluctuations primarily due the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen and Chinese Yuan. We may continue to experience favorable or adverse foreign currency impacts due to continued volatility in these currencies.

32   Veeva Systems Inc. | Form 10-Q

Provision for Income Taxes

	Three months ended October 31,			Nine months ended October 31,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Income before income taxes	$43,028	$34,335	25%	$120,714	$77,348	56%
Provision for income taxes	8,635	12,705	-32%	12,454	30,251	-59%
Effective tax rate	20.1%	37.0%		10.3%	39.1%

Our effective tax rate is the result of the mix of income earned in various tax jurisdictions that are subject to a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, equity compensation and the U.S. domestic production activity deduction. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation, as may be applicable. Differing tax rates in various jurisdictions could harm our results of operations and financial condition by increasing our overall tax rate. As discussed in notes 1 and 7, we adopted ASU 2016-09 on February 1, 2017. We recorded all income tax effects of share-based awards in the provision for income taxes in the condensed consolidated statement of comprehensive income on a prospective basis. Prior to adoption, we did not recognize excess tax benefits from stock-based compensation as a charge to capital in excess of par value to the extent that the related tax deduction did not reduce income taxes payable. We are currently under audit by the Internal Revenue Service (IRS) for our income tax return for fiscal year ended January 31, 2015 and for our payroll tax for fiscal years ended January 31, 2015 and 2016. We believe that the returns for the years under examination were prepared appropriately and were filed correctly with the IRS. Currently, tax years from 2013 forward remain open for IRS audit.

For the three months ended October 31, 2017 and 2016, our effective tax rates were 20.1% and 37.0%, respectively. During the three months ended October 31, 2017 as compared to the prior year period, our effective tax rate decreased primarily due to the adoption of ASU 2016-09 on February 1, 2017. The adoption of this guidance on a prospective basis resulted in the discrete recognition of excess tax benefits related to equity compensation in our provision for income taxes of $8.6 million, which lowered our effective tax rate by 21 percentage points for the three months ended October 31, 2017. This was partially offset by an increase in our effective tax rate due to foreign tax rate differential.

For the nine months ended October 31, 2017 and 2016, our effective tax rates were 10.3% and 39.1%, respectively. During the nine months ended October 31, 2017 as compared to the prior year period, our effective tax rate decreased primarily due to the adoption of ASU 2016-09 on February 1, 2017. The adoption of this guidance on a prospective basis resulted in the discrete recognition of excess tax benefits related to equity compensation in our provision for income taxes of $37.3 million, which lowered our effective tax rate by 32 percentage points for the nine months ended October 31, 2017.

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

Veeva Systems Inc. | Form 10-Q   33

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

34   Veeva Systems Inc. | Form 10-Q

not to rely on any single financial measure to evaluate our business, and to view our non-GAAP financial measures in conjunction with the most directly comparable GAAP financial measures.

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
Operating income on a GAAP basis	$41,668	$33,810	$115,905	$75,438
Stock-based compensation expense	14,018	10,955	39,186	29,112
Amortization of purchased intangibles	1,901	2,054	5,889	6,164
Capitalization of internal-use software	(300)	(32)	(1,333)	(241)
Amortization of internal-use software	173	169	453	531
Deferred compensation associated with Zinc Ahead acquisition	131	530	398	2,673
Operating income on a non-GAAP basis	$57,591	$47,486	$160,498	$113,677
Net income on a GAAP basis	$34,393	$21,630	$108,260	$47,097
Stock-based compensation expense	14,018	10,955	39,186	29,112
Amortization of purchased intangibles	1,901	2,054	5,889	6,164
Capitalization of internal-use software	(300)	(32)	(1,333)	(241)
Amortization of internal-use software	173	169	453	531
Deferred compensation associated with Zinc Ahead acquisition	131	530	398	2,673
Income tax effect on non-GAAP adjustments	(11,998)	(3,561)	(45,404)	(10,090)
Net income on a non-GAAP basis	$38,318	$31,745	$107,449	$75,246
Net income allocated to participating securities on a GAAP basis	$—	$—	$—	$(2)
Net income allocated to participating securities from non-GAAP adjustments	—	—	—	—
Net income allocated to participating securities on a non-GAAP basis	—	—	—	(2)
Net income attributable to common stockholders on a non-GAAP basis	$38,318	$31,745	$107,449	$75,244
Diluted net income per share on a GAAP basis	$0.22	$0.15	$0.71	$0.32
Stock-based compensation expense	0.09	0.08	0.26	0.20
Amortization of purchased intangibles	0.01	0.01	0.04	0.04
Capitalization of internal-use software	—	—	(0.01)	—
Amortization of internal-use software	—	—	—	—
Deferred compensation associated with Zinc Ahead acquisition	—	—	—	0.03
Income tax effect on non-GAAP adjustments	(0.07)	(0.02)	(0.30)	(0.08)
Diluted net income per share on a non-GAAP basis	$0.25	$0.22	$0.70	$0.51

Liquidity and Capital Resources

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
	(in thousands)
Net cash provided by operating activities(1)	$32,233	$24,993	$232,001	$146,099
Net cash used in investing activities	(134,398)	(37,740)	(157,202)	(96,545)
Net cash provided by financing activities(1)	3,747	8,781	17,163	24,237
Effect of exchange rate changes on cash and cash equivalents	(12)	(321)	1,228	108
Net change in cash and cash equivalents	$(98,430)	$(4,287)	$93,190	$73,899

(1)

During the nine months ended October 31, 2017, the Company adopted ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment.” Refer to note 1—New Accounting Pronouncements Adopted in Fiscal 2018 for further details. This adoption resulted in a $8.6 million and $37.3 million increase in net cash provided by operating activities and a corresponding decrease in net cash provided by financing activities for the three and nine months ended October 31, 2017, respectively.

Veeva Systems Inc. | Form 10-Q   35

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents and short-term investments, as well as cash flows generated from our operations. As of October 31, 2017, our cash, cash equivalents and short-term investments totaled $758.1 million, of which $41.8 million represented cash and cash equivalents held outside of the United States. Non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States and, therefore, no U.S. current or deferred taxes have been accrued related to these balances. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the United States. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

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

Net cash provided by operating activities was $32.2 million for the three months ended October 31, 2017. Our cash provided by operating activities during the three months ended October 31, 2017 primarily reflected our net income of $34.4 million, adjustments for non-cash items of $17.5 million, and a net decrease in our operating assets and liabilities of $19.6 million. Non-cash charges included $14.0 million of stock-based compensation expense and $3.6 million of depreciation and amortization expense. The net changes in operating assets and liabilities included a $20.9 million decrease in accounts receivable which was primarily driven by increased collections during the period, and a $49.3 million decrease in deferred revenue due to the timing of renewal billings.

Net cash provided by operating activities was $232.0 million for the nine months ended October 31, 2017. Our cash provided by operating activities during the nine months ended October 31, 2017 primarily reflected our net income of $108.3 million, adjustments for non-cash items of $48.6 million, and a net increase in our operating assets and liabilities of $75.1 million. Non-cash charges included $39.2 million of stock-based compensation expense and $10.6 million of depreciation and amortization expense. The net changes in operating assets and liabilities included a $106.8 million decrease in accounts receivable which was primarily driven by increased collections during the period, and a $40.3 million decrease in deferred revenue due to the timing of renewal billings.

The cash flow from operating activities for the nine months ended October 31, 2017 represents the vast majority of the cash flows from operating activities that we expect for the fiscal year ending January 31, 2018.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth, including the continuing build-out of our corporate headquarters located in Pleasanton, California, which is substantially complete as of the end of the three months ended October 31, 2017.

Net cash used in investing activities was $134.4 million for the three months ended October 31, 2017 resulting primarily from $132.5 million in net purchases of marketable securities and $1.6 million in purchases of property and equipment to support the growth of our business.

36   Veeva Systems Inc. | Form 10-Q

Net cash used in investing activities was $157.2 million for the nine months ended October 31, 2017 resulting primarily from $147.5 million in net purchases of marketable securities, $8.1 million in purchases of property and equipment to support the growth of our business, including the build-out of our corporate headquarters, and $1.3 million of capitalized internal-use software development costs during the period for new product releases.

Cash Flows from Financing Activities

The cash flows from financing activities relates to stock option exercises.

Net cash provided by financing activities was $3.7 million for the three months ended October 31, 2017 related to the proceeds from employee stock option exercises.

Net cash provided by financing activities was $17.2 million for the nine months ended October 31, 2017 related to the proceeds from employee stock option exercises.

Please note that in the fiscal year ended January 31, 2017, cash flows from financing activities also included excess tax benefits from stock option exercises.

Commitments

Our principal commitments primarily consist of obligations for minimum payment commitments to salesforce.com and leases for office space. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. As of October 31, 2017, the future non-cancelable minimum payments under these commitments were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Purchase commitments	$302,868	$5,661	$47,207	$—	$250,000
Operating lease obligations	17,876	4,584	7,553	4,170	1,569
Total	$320,744	$10,245	$54,760	$4,170	$251,569

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

Veeva Systems Inc. | Form 10-Q   37

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

We believe that our significant accounting policies are described in note 1 of the notes to our condensed consolidated financial statements.  In addition, we highlighted certain accounting policies that involve a greater degree of judgment and complexity in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, filed on March 30, 2017. We believe that those policies are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. There have been no material changes to our critical accounting policies and estimates during the three and nine months ended October 31, 2017 as compared to the those disclosed in our Form 10-K for the fiscal year ended January 31, 2017.

38   Veeva Systems Inc. | Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro and Japanese Yen, and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the three months ended October 31, 2017 and 2016, we had foreign currency losses of $0.5 million and $0.2 million, respectively. For the nine months ended October 31, 2017, we had a foreign currency gain of $0.4 million. Our foreign currency loss for the nine months ended October 31, 2016 was immaterial.

We have experienced and will continue to experience fluctuations in our net income as a result of gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We have recently initiated a program during our fiscal year ending January 31, 2018 to engage in the hedging of our foreign currency transactions and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar.

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $758.1 million as of October 31, 2017. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities, corporate notes and bonds, commercial paper, asset-backed securities, mortgage-backed securities, foreign government bonds, and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase of 100-basis points in interest rates would have resulted in a $3.4 million market value reduction in our investment portfolio as of October 31, 2017. An immediate decrease of 100-basis points in interest rates would have increased the market value by $3.4 million as of October 31, 2017. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Veeva Systems Inc. | Form 10-Q   39

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

40   Veeva Systems Inc. | Form 10-Q

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

On March 13, 2017, we filed our Answer and Counterclaims to IMS’s complaint, a motion to dismiss all of IMS’s claims except for those asserted under the Lanham Act, and a motion to transfer the case to the U.S. District Court for the Northern District of California. IMS’s oppositions to each of those motions were filed on April 3, 2017, and our replies to IMS’s oppositions were filed on April 10, 2017. On June 23, 2017, the court denied our motion to transfer the case. On October 26, 2017, the court denied our motion to dismiss.

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

On May 3, 2017, in lieu of filing an answer, IMS filed a motion to dismiss our counterclaims. Our opposition to IMS’s motion to dismiss was filed on June 5, 2017, and IMS’s reply to our opposition was filed on June 19, 2017. That motion remains pending.

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

Veeva Systems Inc. | Form 10-Q   41

On August 16, 2017, the district court issued an order denying Veeva’s motion to compel arbitration.  On August 24, 2017, Veeva appealed the court’s order to the U.S. Court of Appeals for the Second Circuit, along with a separate request to stay the district court proceedings pending a decision from the Second Circuit.  On August 30, 2017, with the stay request still pending, Veeva filed a motion to dismiss Medidata’s entire complaint for failure to state a claim upon which relief may be granted.  On September 20, 2017, Medidata filed a Second Amended Complaint, asserting additional allegations against the Individual Employees. The district court held an initial pretrial conference on September 28, 2017, but did not issue a scheduling order.

On October 5, 2017, Veeva filed a renewed motion to compel arbitration of Medidata’s Second Amended Complaint, which is currently pending before the district court (all case deadlines have been stayed pending the resolution of this motion). On November 3, 2017, Veeva filed its opening brief in the U.S. Court of Appeals for the Second Circuit challenging the district court’s denial of its initial motion to compel arbitration.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we deny Medidata’s allegations and will continue to vigorously defend ourselves against Medidata’s lawsuit.

California Non-Compete Matter.

On July 17, 2017, we filed a complaint in the Superior Court of the State of California in the County of Alameda against Medidata, QuintilesIMS, and Sparta Systems, Inc. (Veeva Systems Inc. v. Medidata Solutions, Inc., Quintiles IMS Incorporated, IMS Software Services, LTD., and Sparta Systems, Inc., Case No. RG17868081.) Our Complaint seeks declaratory and injunctive relief concerning the use of non-compete, confidentiality, and non-disparagement agreements by these companies. On August 23, 2017, Medidata filed the equivalent of a state court motion to dismiss (termed a “demurrer”), as well as an “anti-slapp” motion under California law alleging its conduct is protected by the first amendment. On August 28, 2017, QuintilesIMS also filed a demurrer. On September 22, 2017, Sparta also filed an anti-slapp motion and a demurrer. On December 1, 2017, we filed our responses to Medidata’s motions. The Court is scheduled to hear the first motions in this case on December 14, 2017.

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

42   Veeva Systems Inc. | Form 10-Q

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

In our fiscal years ended January 31, 2015, 2016 and 2017, our total revenues grew by 49%, 31% and 33%, respectively, as compared to total revenues from the prior fiscal years. Please note that our total revenues for the fiscal year ended January 31, 2017 included a full year of revenue contribution from the Zinc Ahead business, which we acquired in September 2015. In our fiscal quarter ended October 31, 2017, our total revenues grew by 23% as compared to the same quarterly period from our prior fiscal year. We expect the growth rate of our revenues to decline in future periods, which may adversely impact the value of our Class A common stock.

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

•	sales and marketing, including expansion of our direct sales organization and global marketing programs;
•	expansion of our professional services organization;
•	international expansion;
•	integrating the business of Zinc Ahead;
•	employee compensation, including stock based compensation;

Veeva Systems Inc. | Form 10-Q   43

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

The markets for our solutions are highly competitive. Our multichannel customer relationship management applications compete with offerings from large global enterprise software vendors, such as Oracle Corporation and Microsoft Corporation, and also compete with life sciences-specific customer relationship management providers, such as IQVIA Holdings Inc., formerly QuintilesIMS. We also compete with a number of vendors of cloud-based and on-premise customer relationship management applications that address only a portion of the functionality of our customer relationship management solutions. Veeva Vault, our regulated content and information management solutions, competes with offerings from large global content management platform vendors such as Microsoft, OpenText Corporation and Oracle, and with offerings from life sciences specific providers, such as Medidata Solutions, Inc., PAREXEL International Corporation, IQVIA, BioClinica, Inc., and Sparta Technologies Ltd. We also compete with professional services companies that provide solutions on these platforms, such as DXC Technology Company. In the future, providers of horizontal cloud-based solutions and platforms, such as Box.com, Amazon Web Services or Microsoft, and third parties that build on their platforms, may seek to compete with us. In addition, we have begun selling certain of our Veeva Vault applications to companies outside the life sciences industry. We have limited experience selling certain of our Veeva Vault applications to companies outside the life sciences industry, and, therefore, we anticipate having to compete with many existing solutions, including those listed above, custom-built software developed by third-party vendors or in-house by our potential customers and niche software providers. Our master data management solutions compete with master data software offerings from vendors such as IBM Corporation, Informatica Corporation, and other smaller providers such as Reltio, Inc. Our data and data services offerings compete with IQVIA and many other data providers. We may also face competition from custom-built software developed by third-party vendors or developed in-house by our potential customers, or from applications built by our customers or by third parties on behalf of our customers using commercially available software platforms that are provided by third parties. We may also face competition from companies that provide cloud-based solutions in different target or horizontal markets that may develop applications or work with companies that operate in our target markets. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.

In some cases, our competitors are well-established providers of competitive solutions and have long-standing relationships with many of our current and potential customers, including large pharmaceutical and emerging biopharmaceutical companies. Oracle and IQVIA, for example, have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do.

44   Veeva Systems Inc. | Form 10-Q

Many of our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we are able to devote. Such competitors may be able to initiate or withstand substantial price competition, and may offer solutions competitive to certain of our solutions on a standalone basis at a lower price or bundled as part of a larger product sale, including the bundling of software solutions and data. In addition, many of our competitors have established marketing relationships, access to larger customer bases and distribution agreements with consultants, system integrators and resellers that we do not have. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. In addition, in order to take advantage of customer demand for cloud-based solutions, such competitors may expand their cloud-based solutions through acquisitions and organic development or may seek to partner with other leading cloud providers. For instance, in October 2016, IMS Health Holding, Inc. and Quintiles Transnational Holdings Inc., a contract research organization, combined in an all-stock merger of equals to form Quintiles IMS Holdings, Inc., which now operates under the name IQVIA. The impact of this transaction on our competitive environment is uncertain but increased competition from IQVIA could negatively impact our business.

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

In our fiscal year ended January 31, 2017, we derived approximately 71% of our subscription services revenues and 68% of our total revenues from our Veeva Commercial Cloud solutions. In the nine months ended October 31, 2017, we derived approximately 65% of our subscription services revenues and 62% of our total revenues from our Veeva Commercial Cloud solutions. We have realized substantial sales penetration of the available market for our core Veeva CRM application among pharmaceutical and biotechnology companies. A critical factor for our continued growth is our ability to sell additional user subscriptions for Veeva CRM and the other applications within Veeva Commercial Cloud to our existing and new customers. Any factor adversely affecting sales of these applications—including substantial penetration of the available market for our core Veeva CRM application, reductions in user subscriptions due to acquisitions of or business combinations between our customers, or increased purchasing scrutiny, which may result in reductions in user subscription or increased pricing pressure, could adversely affect the growth rate of our sales, revenues, operating results, and business.

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

Veeva Systems Inc. | Form 10-Q   45

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

46   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   47

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

48   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   49

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

Many of our customers license healthcare professional and healthcare organization data and data regarding the sales of prescription drugs from third parties such as IQVIA. In order for our customers to upload such data to the Veeva CRM and Veeva Network Customer Master solution, such third-party data providers typically must consent to such uploads and often require that we enter into agreements regarding our obligations with respect to such data, which include confidentiality obligations and intellectual property rights with respect to such third-party data. We have experienced delays and difficulties in our negotiations with such third-party data providers in the past, and we expect to experience difficulties in the future. For instance, IQVIA currently will not consent to its healthcare professional or healthcare organization data being uploaded to Veeva Network Customer Master and this has negatively affected sales and customer adoption of Veeva Network Customer Master. Similarly, sales and customer adoption of Veeva OpenData has been negatively impacted by certain restrictions on the use of IQVIA data during customer transitions from IQVIA data to Veeva OpenData. If such third-party data providers do not consent to the uploading and use of their data in our solutions, delay consent or fail to offer reasonable conditions for the upload and use of such data in our solutions, our sales efforts, solution implementations and productive use of our solutions by customers may be harmed, and our business, in turn, may be negatively impacted.

We may be sued by third parties for alleged infringement of their proprietary rights or misappropriation of intellectual property.

There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, or NPEs, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, in 2014, we settled a lawsuit with Prolifiq Software, Inc. in exchange for a license to certain asserted patents, and we are currently defending against assertions of trade secret misappropriation made by our competitors, Medidata and IQVIA, as described in Part II, Item 1. “Legal Proceedings.” As competition in our market grows, the possibility of patent infringement and other intellectual property claims against us increases. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

50   Veeva Systems Inc. | Form 10-Q

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

As we increase the number of products we offer and the number of countries in which we offer solutions, the complexity of adjusting our solutions to comply with legal and regulatory changes will increase. If we are unable to effectively manage this increase or if we are not able to provide solutions that can be used in compliance with applicable laws and regulations, customers may be unwilling to use our solutions and any such non-compliance could result in the termination of our customer agreements or claims arising from such agreements with our customers.

Veeva Systems Inc. | Form 10-Q   51

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

52   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   53

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

54   Veeva Systems Inc. | Form 10-Q

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

In our fiscal quarter ended October 31, 2017, sales to customers outside North America, which is primarily measured by the estimated location of the end users for subscription services revenues and the estimated location of the resources performing the services for professional services, accounted for approximately 45% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

•

the need and expense to localize and adapt our solutions for specific countries, including translation into foreign languages, and ensuring that our solutions enable our customers to comply with local life sciences industry laws and regulations;

•	data privacy laws which require that customer data be stored and processed in a designated territory;

Veeva Systems Inc. | Form 10-Q   55

•	difficulties in staffing and managing foreign operations, including employee laws and regulations;
•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•	new and different sources of competition;
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

56   Veeva Systems Inc. | Form 10-Q

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

Our success and ability to compete depend in part upon our intellectual property. As of October 31, 2017, we had filed applications for a number of patents, and we have eleven issued U.S. and two Japanese patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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

Veeva Systems Inc. | Form 10-Q   57

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

58   Veeva Systems Inc. | Form 10-Q

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

In addition, we may be subject to income tax audits by many tax jurisdictions throughout the world. For example, we are currently under audit by the IRS for our income tax return for fiscal year ended January 31, 2015 and for our payroll tax for fiscal years ended January 31, 2015 and 2016. Although we believe our income and payroll tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

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

Veeva Systems Inc. | Form 10-Q   59

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

Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. As we continue to expand our operations in countries outside the United States, an increasing proportion of our revenues and expenditures in the future may be denominated in foreign currencies. Fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars in the future. Further, we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.

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

60   Veeva Systems Inc. | Form 10-Q

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

•	announcements of customer additions and customer cancellations or delays in customer purchases;
•	the net increase in the number of customers, either independently or as compared to published expectations of industry, financial or other analysts that cover us;
•	announcements by us or by our competitors of technological innovations, new solutions, enhancements to services, strategic alliances or significant agreements;
•	announcements by us or by our competitors of mergers or other strategic acquisitions or rumors of such transactions involving us or our competitors;
•	the economy as a whole and market conditions within our industry and the industries of our customers;
•	macroeconomic and geopolitical factors and instability and volatility in the global financial markets;
•	trading activity by directors, executive officers and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares;
•	the operating performance and market value of other comparable companies;
•	changes in legislation relating to our existing or future solutions; and
•	any other factors discussed herein.

Veeva Systems Inc. | Form 10-Q   61

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2017, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 69.1% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

62   Veeva Systems Inc. | Form 10-Q

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

In addition, as of October 31, 2017, we had options outstanding that, if exercised, would result in the issuance of additional shares of Class A or Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of October 31, 2017, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of October 31, 2017, are described in note 8 of the notes to our condensed consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

•	permit the board of directors to establish the number of directors;
•	provide that directors may only be removed “for cause” and only with the approval of 66 2/3% of our stockholders;
•	require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;
•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•	eliminate the ability of our stockholders to call special meetings of stockholders;

Veeva Systems Inc. | Form 10-Q   63

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws; and
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

64   Veeva Systems Inc. | Form 10-Q

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
a)	Sales of Unregistered Securities

None.

b)	Use of Proceeds from Public Offerings of Common Stock

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

Veeva Systems Inc. | Form 10-Q   65

ITEM 6.	EXHIBITS.

Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013
3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

66   Veeva Systems Inc. | Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Veeva Systems Inc.
By:	/s/ TIMOTHY S. CABRAL
Timothy S. Cabral
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: December 5, 2017

Veeva Systems Inc. | Form 10-Q   67