Form 10-K
period 2018-01-31
VEEVA SYSTEMS INC
filed 2018-03-30
CIK 1393052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2017, based on the closing price of $63.76 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $7.6 billion. Shares of Class A common stock or Class B common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2018, there were 117,571,233 shares of the Registrant’s Class A common stock outstanding and 24,820,140 shares of the Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. The proxy statement will be filed by the Registrant with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended January 31, 2018.

Pursuant to Part IV, Item 16, a summary of Form 10-K content follows, including hyperlinked cross-references (in the EDGAR filing). This allows users to easily locate the corresponding items in this annual report on Form 10-K where the disclosure is fully presented. The summary does not include certain Part III information that will be incorporated by reference from the Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed within 120 days after our fiscal year ended January 31, 2018.

i

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information concerning our possible or assumed future results of operations and expenses, business strategies and plans, trends, market sizing, competitive position, industry environment, potential growth opportunities and product capabilities, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “aim,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “strive,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Any forward-looking statement made by us in this Form 10-K speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used in this Form 10-K, the terms “Veeva,” “Registrant,” “we,” “us,” and “our” mean Veeva Systems Inc. and its subsidiaries unless the context indicates otherwise.

ITEM 1.    BUSINESS

Overview

Veeva is a leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our products are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (R&D) to commercialization. Our products address a broad range of needs—including multichannel customer relationship management (CRM), content management, master data management, and data regarding healthcare professionals and organizations—and are designed to help life sciences companies bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations.

Customer success is one of our core values, and our focus on it has allowed us to deepen and expand our strategic relationships with customers over time. Because of our industry focus, we have a unique, in-depth perspective into the needs and best practices of life sciences companies. This allows us to develop targeted solutions, quickly adapt to regulatory changes, and incorporate highly relevant enhancements into our existing solutions at a rapid pace.

Our goal is to become the most strategic technology partner to the life sciences industry and achieve long-term leadership with our solutions that support the R&D and commercial functions of life sciences companies. Our commercial solutions help life sciences companies achieve better, more intelligent engagement with healthcare professionals and healthcare organizations across multiple communication channels, including face-to-face, email, and web. Our R&D solutions for the clinical, regulatory, quality, and, when available, safety functions help life sciences companies streamline their end-to-end product development processes to increase operational efficiency and maintain regulatory compliance throughout the product lifecycle.

We are now also bringing the benefits of our content management solutions to a new set of customers in process and discrete manufacturing, consumer packaged goods, and highly regulated services industries. We believe that the ability of our solutions to meet the demanding business and compliance requirements of life sciences companies translates well into many other highly regulated industries. Our application currently offered to companies outside of life sciences is designed to help customers efficiently manage critical regulated processes and content in a compliant way and to enable secure collaboration across internal and external stakeholders, including outsourcing partners and vendors.

Executing in the Veeva Way

Fundamental to our business model is what we call The Veeva Way. The Veeva Way is key to our disciplined approach to achieve our goal of long-term leadership in each of the product markets we serve.

We start with a focus on addressing clear and correct target markets. Those are large product markets in which the problem being addressed by our solution is strategic to the businesses of our customers and in which we believe Veeva can become the leader over the long-term if we execute well. We embrace the concept of running to complexity, an approach in which we strive to solve the most important and challenging information technology problems our customers face.

We focus on delivering product excellence and cloud innovation. Our product development process begins with assembling and investing in strong product teams focused on building deep, best-in-class applications in every product market we serve. Through innovative cloud technology, we also aim to eliminate disparate systems by delivering unified application suites that work together on a common platform.

Veeva Systems Inc. | Form 10-K   1

We strive to forge strong relationships with our customers and focus on customer success. When we enter a new product market, we begin with a small number of early adopter customers. We focus on learning from these early adopters and ensuring that they are successful with our products. Once successful, our early adopters have developed into vocal advocates, enabling our reference selling model.

Finally, our goal is to drive strong growth and profitability through highly efficient, targeted sales and marketing, disciplined product planning, and profitable professional services. Our strong growth and profitability has allowed us to make ongoing investments for continued product innovation in our existing markets, and we believe provides us with the resources to continue to invest in new market opportunities.

Our Industry Cloud Solutions for Life Sciences

Our industry cloud solutions for the life sciences industry are grouped into two key product areas—Veeva Commercial Cloud and Veeva Vault—and are designed to address pharmaceutical, biotechnology, and medical device companies’ most pressing strategic needs in their commercial and R&D operations as illustrated in the graphic below.

Veeva Commercial Cloud

Veeva Commercial Cloud is a suite of multichannel CRM applications, territory allocation and alignment applications, master data management applications, and customer reference and key opinion leader data and services, designed to help companies drive smarter, more proactive engagement with healthcare professionals and healthcare organizations and ensure compliance.

2    Veeva Systems Inc. | Form 10-K

Our multichannel CRM applications that are part of Veeva Commercial Cloud include:

•

Veeva CRM and Veeva Medical CRM enable customer-facing employees, such as life sciences sales representatives, key account managers, and scientific liaisons, to manage, track, and optimize interactions with healthcare professionals and healthcare organizations utilizing a single, integrated solution. With multichannel Veeva CRM, customers have an end-to-end solution for the planning and coordination of their teams across all key channels, including face-to-face, email, and web. Veeva CRM supports the life sciences industry’s unique commercial business processes and regulatory compliance requirements with highly specialized functionality, such as prescription drug sample management with electronic signature capture, the management of complex affiliations between physicians and the organizations where they work, and the capture of medical inquiries from physicians. Powered by data science, Veeva CRM Suggestions is a dashboard included within Veeva CRM that offers life sciences sales representatives recommendations on the next best action and right channel for the next interaction with their customers. Our next-generation Sunrise user interface and real-time architecture for Veeva CRM provides an intuitive, adaptive design for optimal user experience across multiple devices and platforms.

•	Veeva CRM MyInsights provides a data visualization tool that delivers tailored, actionable insights to life sciences sales representatives in Veeva CRM.
•

Veeva CLM provides capabilities for life sciences sales representatives to present digital marketing content on a mobile device, such as an iPad, during in-person interactions with healthcare professionals.

•	Veeva CRM Approved Email enables the management, delivery, and tracking of emails from life sciences sales representatives to healthcare professionals, while maintaining regulatory compliance.
•

Veeva CRM Events Management enables the planning, management, and execution of group meetings with healthcare professionals and helps life sciences companies track and manage spending in order to meet transparency reporting requirements.

•

Veeva CRM Engage delivers the ability to interact with healthcare professionals for online meetings—using Veeva CRM Engage Meeting—and provides closed-loop marketing capabilities for self-directed interactions with healthcare professionals via the web with Veeva CRM Engage for Portals. Veeva CRM Engage Webinar allows companies to execute virtual events in a compliant way and is also built to work with Veeva CRM Events Management.

•

Veeva Align enables life sciences companies to perform fast, accurate sales territory alignments. Through native integration with Veeva CRM, Veeva Align allows seamless field collaboration to increase accuracy and minimize hand-offs.

Our data solutions that are part of Veeva Commercial Cloud include:

•

Veeva OpenData provides healthcare professional and healthcare organization data that includes demographic information, license information and status, specialty information, affiliations, and other key data that is crucial to customer engagement and compliance. In the life sciences industry, this category of data is referred to as customer reference data or customer data. We also offer outsourced data stewardship services to our customers.

•

Veeva Oncology Link is a single source of continuously updated profile and market intelligence data on key scientific leaders in oncology. Veeva Oncology Link associates thousands of global experts with millions of activities, including publications, clinical trials, and events, into a single source of data on oncology experts.

Veeva Systems Inc. | Form 10-K   3

Our master data management solutions that are part of Veeva Commercial Cloud include:

•

Veeva Network Customer Master is an industry-specific, customer master software solution that de-duplicates, standardizes, and cleanses healthcare professional and healthcare organization data from multiple systems and data sources to arrive at a single, consolidated customer master record. Veeva Network Customer Master comes pre-configured with a data model that is specific to life sciences and supports global harmonization, as well as country, market, and regional data specifications, within a single system.

•

Veeva Network Product Master de-duplicates, standardizes, and cleanses life sciences product data from multiple systems and data sources to arrive at a single, consolidated product master record for enterprise use.

Veeva Vault

Veeva Vault is a unified suite of cloud-based, enterprise content management applications, all built on our proprietary Veeva Vault Platform. Our Veeva Vault applications address the content management requirements for our customers’ commercial functions, including medical and sales and marketing, and key R&D functions, including clinical, regulatory, quality, and, when available, safety.

Veeva Vault’s unique ability to handle content and data allows us to build content- and data-centric applications to help customers streamline end-to-end business processes and eliminate manual processes and siloed systems. Veeva Vault can be deployed one application at a time or as an integrated content management solution with multiple applications that enables our customers to unify and manage important documents and related data in a single, global system.

Our Veeva Vault applications for life sciences are organized into two product areas: Veeva Vault for Commercial Content Management and Veeva Development Cloud.

Veeva Vault for Commercial Content Management

The increasing use of content in the sales and marketing efforts of life sciences companies requires rapid creation of materials and better management of commercial content, with continuous strict regulatory compliance across channels and geographies. The Veeva Vault applications primarily used by the commercial and medical departments of life sciences companies to manage commercial and medical content include:

•

Veeva Vault PromoMats combines digital asset management with content review and distribution capabilities through which life sciences companies can manage the end-to-end process for creation, review, approval, claims tracking, multichannel distribution, expiration, and withdrawal of commercial content across the digital supply chain.

•

Veeva Vault MedComms enables life sciences companies to streamline the creation, approval, and delivery of medical content and create and maintain a single, validated source of medical content across multiple channels and geographies. Medical content is used by life sciences companies for verbal and written communications with healthcare professionals and patients, including approved answers to questions received through a call center or company website.

4    Veeva Systems Inc. | Form 10-K

Veeva Development Cloud

Veeva Development Cloud brings together application suites for the clinical, regulatory, quality, and, when available, safety functions of life sciences companies on the Veeva Vault Platform to enable companies to streamline product development lifecycles and eliminate manual processes and siloed systems. These applications help life sciences companies achieve greater efficiency and agility in product development, while maintaining regulatory compliance. Our Veeva Development Cloud applications each have a unique data model, deep functionality, and pre-defined workflows to support industry-specific processes.

The Veeva Development Cloud application suites are:

Veeva Vault Clinical

Veeva Vault Clinical is the industry’s first cloud application suite that combines electronic data capture (EDC), clinical trial management (CTMS), electronic trial master file (eTMF), and study start-up applications to unify clinical data management and clinical operations.

•

Veeva Vault EDC helps life sciences companies more easily design studies, manage amendments, and improve the speed and quality of data collection in clinical trials. Its modern cloud architecture integrates with other clinical applications and scales to manage increasing volumes of data. Vault EDC helps clinical trial teams to build and execute studies with greater efficiency to help speed clinical trials.

•

Veeva Vault CTMS is a clinical trial management application that helps unify information and documentation for a “single source of truth” across clinical operations. With Vault CTMS, trial sponsors, contract research organizations, and investigators can have one source for clinical master data with a single system of record for study, study country, and study site information. This helps reduce complexity, increase transparency, and speed time to market.

•

Veeva Vault eTMF is an electronic trial master file application that manages the repository of documents for active and archived clinical trials for improved inspection readiness, visibility, and control. Vault eTMF enables collaboration between the life sciences company sponsoring the trial and outsourced partners, such as contract research organizations.

•	Veeva Vault Study Startup helps life sciences companies to more efficiently manage the process of activating investigator sites for clinical trials.

Veeva Vault RIM

Veeva Vault RIM is a suite of applications that provides fully integrated regulatory information management (RIM) capabilities on a single cloud platform.

Veeva Systems Inc. | Form 10-K   5

•

Veeva Vault Registrations enables life sciences companies to manage, track, and report product and registration information worldwide, including registration status, variations, health authority questions and commitments, and certification requests.

•

Veeva Vault Submissions brings together submission content planning and authoring in a single application to help life sciences companies gather and organize documents and content, according to industry-accepted guidelines, that should be included in a regulatory submission to a healthcare authority, such as the U.S. Food and Drug Administration (FDA).

•	Veeva Vault Submissions Archive stores published submissions and correspondence in a secure, globally accessible repository.
•

Veeva Vault Submissions Publishing provides an integrated solution for dossier publishing that helps speed the preparation and processing time of regulatory submissions. We expect Vault Submissions Publishing to be available to customers within the next year.

Veeva Vault Quality

Veeva Vault Quality is the industry’s first unified suite of quality applications for life sciences, contract manufacturers, and suppliers to seamlessly manage quality processes and content in a single platform for greater visibility and control.

•	Veeva Vault QualityDocs enables the creation, review, approval, distribution, and management of controlled documents, such as standard operating procedures, manufacturing recipes, and specifications.
•

Veeva Vault QMS is a quality management solution that provides best practice processes for deviations, internal and external audits, complaints, lab investigations, change controls, corrective and preventative actions, and proactive management initiatives.

Veeva Vault Safety

Veeva Vault Safety consists of applications that will help the pharmacovigilance and safety departments of life sciences companies increase efficiency and maintain compliance in the management of safety processes. Vault Safety is planned to be available to customers in 2019.

Solutions for Regulated Industries Outside of Life Sciences

Our initial application for regulated industries outside of life sciences addresses quality and document management. Veeva Vault QualityOne is a unified, cloud solution that offers a robust quality management system and document management system in a single application.

Professional Services and Support

We also offer professional services to help customers maximize the value of our solutions. Our service teams possess life sciences industry expertise, project management capabilities, and deep technical acumen that we believe our customers highly value. Our professional services teams work with our systems integrator partners to deliver projects. We offer the following professional services:

•	implementation and deployment planning and project management;
•	requirements analysis, solution design and configuration;
•	systems environment management and deployment services;
•	services focused on advancing or transforming business and operating processes related to Veeva solutions;
•	technical consulting services related to data migration and systems integrations;

6    Veeva Systems Inc. | Form 10-K

•	training on our solutions; and
•	ongoing managed services, such as outsourced systems administration.

We organize our professional services teams by specific expertise so that they can provide advice and support for best industry practices in the research and development and commercial departments of our customers.

Our global systems integrator partners also deliver implementation and selected support services to customers who wish to utilize them. Our systems integrator partners include Accenture, Cognizant Technology Solutions, Deloitte Consulting, and other life sciences specialty firms.

Our Customers

As of January 31, 2018, we served 625 customers. For an explanation of how we define current customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations.” We deliver solutions to companies throughout the life sciences industry, including pharmaceutical, biotechnology, and medical product companies, contract sales organizations, and contract research organizations. Our customers range from the largest global pharmaceutical and biotechnology companies such as Bayer AG, Boehringer Ingelheim GmbH, Eli Lilly and Company, Gilead Sciences, Inc., Merck & Co., Inc., and Novartis International AG, to smaller pharmaceutical and biotechnology companies, including Alkermes plc, Grupo Ferrer Internacional S.A., Ironwood Pharmaceuticals, Inc. and LEO Pharma A/S. For our fiscal years ended January 31, 2016, 2017, and 2018, we did not have any single customer that represented more than 10% of our total revenues. For a summary of our financial information by geographic location, see note 13 of the notes to our consolidated financial statements.

Our Employees

We believe we provide employees a unique opportunity to develop and sell world-class, cloud-based applications and platforms within a specific industry. Historically, software developers had to choose between developing platforms for a broad but generic set of customers and building industry-specific solutions with limited further applicability. Our industry cloud approach empowers developers to build important applications and platforms that can become the standard in our industry while enabling sales personnel to sell a growing portfolio of applications. We believe that this unique opportunity allows us to continue to attract top talent for our product development and sales efforts.

As of January 31, 2018, we employed 2,171 people. We also engage temporary employees and consultants. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

Technology Infrastructure and Operations

Our solutions utilize a pod-based architecture in multiple regions that allow for scalability, operational simplicity and security. Our products are hosted in data centers located in the United States, the European Union, and Japan. We utilize third-parties to provide our computing infrastructure and manage the infrastructure on which our solutions operate. For example, for Veeva CRM and certain of our multichannel CRM applications, we utilize the hosting infrastructure provided by salesforce.com. For our Veeva Vault applications, Veeva Network applications, and certain other Veeva Commercial Cloud applications, we utilize Amazon Web Services.

Veeva Systems Inc. | Form 10-K   7

Our infrastructure providers employ advanced measures to ensure physical integrity and security, including redundant power and cooling systems, fire and flood prevention mechanisms, continual security coverage, biometric readers at entry points and anonymous exteriors. We also implement various disaster recovery measures such that data loss would be minimized in the event of a single data center disaster. We architect our solutions using redundant configurations to minimize service interruptions. We continually monitor our solutions for any sign of failure or pending failure, and we take preemptive action to attempt to minimize or prevent downtime.

Our technology is based on multitenant architectures that apply common, consistent management practices for all customers using our solutions. We enable multiple customers to share the same version of our solutions while securely partitioning their respective data. Portions of our multichannel customer relationship management applications are built on the Salesforce1 Platform. Veeva Vault, Veeva Network, and portions of our other Commercial Cloud applications are built upon our own proprietary platforms.

Sales and Marketing

We sell our solutions through our direct sales organization. In large life sciences companies, the R&D and commercial business functions commonly have separate technology and business decision makers. Accordingly, we market and sell our solutions to align with the distinct characteristics of those decision makers. We have distinct R&D and commercial sales teams, which we further segment to focus on selling to large global life sciences companies and smaller life sciences companies. We also have a distinct sales team for our sales efforts to companies in regulated industries outside of life sciences.

Our Relationship with salesforce.com

Veeva CRM and certain of our related multichannel CRM applications are developed on or utilize the Salesforce1 Platform of salesforce.com, inc. We are salesforce.com’s preferred and recommended Salesforce1 Platform application provider of sales automation solutions for drug makers in the pharmaceutical and biotechnology industry, or the pharma/biotech industry. Our agreement provides that, subject to certain exceptions and specified remedies for breach, salesforce.com will not position, develop, promote, invest in or acquire applications directly competitive to the Veeva CRM application for sales automation that directly target the pharma/biotech industry. Our agreement with salesforce.com does not restrict a salesforce.com customer’s ability (or the ability of salesforce.com on behalf of a specific salesforce.com customer) to customize or configure the Salesforce1 Platform. However, our agreement restricts salesforce.com from competing with us with respect to sales opportunities for sales automation solutions for the pharma/biotech industry unless such competition has been pre-approved by salesforce.com’s senior management based on certain criteria specified in the agreement. Our agreement also imposes certain limits on salesforce.com entering into arrangements similar to ours with other parties with respect to sales automation applications for the pharma/biotech industry. Our remedy for a breach of these commitments by salesforce.com would be to terminate the agreement, or continue the agreement but be released from our minimum order commitments described below from the date of salesforce.com’s breach forward. Our agreement allows us to provide our customers with rights to the Salesforce1 Platform Unlimited Edition for use as combined with the proprietary aspects of certain of our multichannel CRM applications, and subject to salesforce.com’s standard prior review and approval processes, to build additional applications on the Salesforce1 Platform.

8    Veeva Systems Inc. | Form 10-K

Under our agreement, salesforce.com provides the hosting infrastructure and data center for portions of our multichannel CRM applications, as well as the system administration, configuration, reporting and other platform level functionality. In exchange, we pay salesforce.com a fee. Our current agreement with salesforce.com expires on September 1, 2025 and is renewable for five-year periods upon mutual agreement. We are obligated to meet minimum order commitments of $500 million over the term of the agreement, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. See note 11 to the notes to our consolidated financial statements for more information about our on-going minimum fee obligation to salesforce.com. If either party elects not to renew the agreement or if the agreement is terminated by us as a result of salesforce.com’s breach, the agreement provides for a five-year wind-down period in which we would be able to continue providing the Salesforce1 Platform as combined with the proprietary aspects of our solutions to our existing customers but would be limited with respect to the number of additional subscriptions we could sell to our existing customers. We believe that we have a mutually beneficial strategic relationship with salesforce.com.

Quality and Compliance

Our customers use our solutions for business activities that are subject to a complex regime of country- and region-specific healthcare laws and regulations across the globe. In order to best serve our customers, we must ensure that the data processed by our systems are accurate and secure and that they retain the level of confidentiality and privacy commensurate with the type of information managed. To comply with IT healthcare regulations and security and privacy regulations generally, industry-specific capabilities must be designed for and embedded in our solutions.

Quality and Compliance Program

To comply with IT healthcare regulations, certain capabilities such as robust audit trail tracking, compliant electronic signature capture, data encryption, and secure access controls must be designed for and embedded in our solutions. In addition to design requirements, our solutions must be thoroughly tested to comply with the regulations that apply to electronic record keeping systems for the life sciences industry, which include:

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

Each version of our solutions that are subject to regulations that require companies to maintain certain records and submit information to regulators as part of compliance verification undergoes validation testing against these and other relevant standards. Veeva develops a validation plan, performs installation qualification and operational qualification, and executes the protocols. The results of each validation are then reviewed and confirmed in a summary report by our quality and compliance team. We maintain a dedicated team of quality and compliance experts that manages our processes for meeting these requirements. The functions of this quality and compliance team include three separate domains:

•	oversight of resource management, document management, computer validation, corrective and preventative action, and general quality oversight;
•	oversight of audit and inspection management, supplier management, and regulatory intelligence; and

Veeva Systems Inc. | Form 10-K   9

•	management of customer audits, which is often a required due diligence step in customer purchase decisions and which are performed from time to time by our existing customers.

Veeva has designed and implemented a quality management system (QMS) that is aligned with our customers’ regulatory standards for IT compliance. Our QMS is maintained in our own Veeva Vault QualityDocs application and consists of the following:

•	a comprehensive set of quality policies and procedures;
•	an independent quality assurance function that oversees development and maintenance of our software;
•	audit support of our customers’ regulatory obligation to perform due diligence on their suppliers;
•	computer systems validation aligned with healthcare industry best practices as outlined in published regulatory standards;
•	a resource management program to ensure employees have the requisite demonstrable level of education, experience, and training; and
•	a risk management program to identify product realization and other business risks.

Security Program

Veeva’s global information security officer oversees an information security management system certified to ISO 27001 to ensure security controls conform to established standards across both product and infrastructure components. Our solutions’ vulnerability is tested using internal tools prior to release, and we employ a third party to perform penetration and vulnerability tests on our solutions on at least an annual basis. We also obtain independent third-party audit opinions related to security and availability annually, such as SOC 2, Type II reports and ISO 27001 attestation reports. Our global information security officer also oversees information security and security awareness training and security incident response processes.

Privacy Program

Our global data protection officer maintains a global privacy program aligned to industry standards and national regulations, including EU-U.S. and Swiss-U.S. Privacy Shield frameworks and the European General Data Protection Regulation (GDPR). In addition, Veeva maintains privacy policies and procedures and provides role-based privacy awareness training.

Veeva has maintained its EU-U.S. Privacy Shield certification since 2016 and Swiss-U.S. Privacy Shield certification since 2017 in order to transfer and allow access of EU and Swiss personal data from the EU or Switzerland to the United States. Veeva also signs EU Standard Contractual Clauses with its customers who act as data controllers and exporters to facilitate international transfers of EU personal data.

In the European Union, Veeva is a data controller for data used in Veeva OpenData and Veeva Oncology Link and a data processor for the rest of our products. Veeva is currently in compliance with the EU Data Protection Directive 95/46/EC, which will be superseded by GDPR on May 25, 2018.

In the United States, Veeva also complies with the patient privacy rules under the U.S. Health Insurance Portability and Accountability Act of 1996 that protect medical records and other personal health information by signing business associate agreements when requested by our customers.

10    Veeva Systems Inc. | Form 10-K

Research and Development

Our R&D organization is responsible for the design, development, and testing of our solutions and applications. Based on customer feedback and needs, we focus our efforts on developing new solutions functionality, applications, and core technologies and further enhancing the usability, functionality, reliability, performance, and flexibility of existing solutions and applications. Research and development expenses were $66.0 million, $96.8 million and $132.1 million for our fiscal years ended January 31, 2016, 2017 and 2018, respectively.

Competition

The markets for our solutions are global, rapidly evolving, highly competitive and subject to changing regulations, advancing technology and shifting customer needs. The solutions and applications offered by our competitors vary in size, breadth, and scope.

Our multichannel CRM applications compete with offerings from large global enterprise software vendors, such as Oracle Corporation and Microsoft Corporation, and also compete with life sciences-specific CRM providers, such as IQVIA Inc., formerly QuintilesIMS. We also compete with a number of vendors of cloud-based and on-premise CRM applications that address only a portion of the functionality of our CRM solutions. Our master data management solutions compete with master data solutions offered by vendors such as IBM Corporation, Informatica Corporation, IQVIA, and Reltio, Inc. Our data and data services offerings compete with IQVIA and many other data providers. Our Veeva Vault content management solutions compete with offerings from large global content management platform vendors such as Microsoft, OpenText Corporation and Oracle, and with offerings from life sciences specific providers, such as Medidata Solutions, Inc., PAREXEL International Corporation, IQVIA, BioClinica, Inc., and Sparta Technologies Ltd. We also compete with professional services companies that provide solutions on these platforms, such as DXC Technology Company.

In the future, providers of horizontal cloud-based solutions and platforms, such as Box.com, Amazon Web Services, or Microsoft, and third parties that build on their platforms, may seek to compete with us. In addition, we have begun selling certain of our Veeva Vault applications to companies outside the life sciences industry. We have limited experience selling certain of our Veeva Vault applications to companies outside the life sciences industry, and, therefore, we anticipate having to compete with many existing solutions, including those listed above, custom-built software developed by third-party vendors or in-house by our potential customers and niche software providers.

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

In some cases, our competitors are well-established providers of competitive solutions and have long-standing relationships with many of our current and potential customers, including large pharmaceutical and emerging biopharmaceutical companies. Oracle and IQVIA, for example, each have greater name recognition, much longer operating histories, larger marketing budgets, and significantly greater resources than we do.

Many of our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we are able to devote. Such competitors may be able to initiate or withstand substantial price competition and may offer solutions competitive to certain of our solutions on a standalone basis at a lower price or bundled as part of a larger product sale, including the bundling of software solutions and data. In addition, many of our competitors have established marketing relationships, access to larger customer bases and distribution agreements with consultants, system

Veeva Systems Inc. | Form 10-K   11

integrators and resellers that we do not have. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources.

In addition, in order to take advantage of customer demand for cloud-based solutions, such competitors may expand their cloud-based solutions through acquisitions and organic development or may seek to partner with other leading cloud providers. For instance, in October 2016, IMS Health Holding, Inc. and Quintiles Transnational Holdings Inc., a contract research organization, combined to form Quintiles IMS Holdings, Inc., which now operates under the name IQVIA. The combined entity competes with us in a number of product areas, including software solutions, data and data services. The impact of this transaction on our competitive environment is uncertain but increased competition from IQVIA could negatively impact our business. Additionally, IQVIA has partnered with Reltio to resell certain of Reltio’s master data management offerings, which could also negatively impact our business.

We believe the principal competitive factors in our market include the following:

•	level of customer satisfaction;
•	regulatory compliance verification and functionality;
•	domain expertise with respect to life sciences;
•	ease of deployment and use of solutions and applications;
•	breadth and depth of solution and application functionality;
•	brand awareness and reputation;
•	modern and adaptive technology platform;
•	capability for customization, configurability, integration, security, scalability and reliability of applications;
•	total cost of ownership;
•	ability to innovate and respond to customer needs rapidly;
•	size of customer base and level of user adoption;
•	ability to secure the rights to load and process third party proprietary data licensed by customers; and
•	ability to integrate with legacy enterprise infrastructures and third-party applications.

We believe that we generally compete favorably on the basis of these factors and that the domain expertise required for developing and deploying successful solutions in the life sciences industry may hinder new entrants that are unable to invest the necessary capital to develop solutions that can address the functionality, requirements and regulatory compliance capabilities needed for the life sciences industry. Our ability to remain competitive will largely depend on our ongoing performance in the areas of solution and application development and customer support.

12    Veeva Systems Inc. | Form 10-K

Intellectual Property

We rely on a combination of patents, trade secrets, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. We have developed a process for seeking patent protection for our technology innovations. As of January 31, 2018, we have secured 13 U.S. patents and two Japanese patents, which expire between May 2023 and December 2036, and we have 33 pending U.S. patent applications and seven pending international patent applications. Our patents and patent applications cover technology within the following of our product categories: Veeva Commercial Cloud, Veeva Vault Platform, Veeva Vault Clinical, and Veeva Vault RIM. We plan to continue expanding our patent portfolio. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on our intellectual property rights, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new features and functionality and frequent enhancements to our applications are essential to establishing and maintaining our technology leadership position as provider of software solutions and applications to the life sciences industry.

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

Companies in our industry often own a number of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. We are currently engaged in legal proceedings with competitors in which the competitors are asserting trade secret misappropriation and other claims, and we may face new allegations in the future that we have infringed the patents, trademarks, copyrights, trade secrets and other intellectual property rights of other competitors or non-practicing entities. We expect that we and others in our industry will continue to be subject to third-party infringement claims by competitors as the functionality of applications in different industry segments overlaps, and by non-practicing entities. Any of these third parties might make a claim of infringement against us at any time. For example, see the description of our current litigations in note 11 of the notes to our consolidated financial statements.

Corporate Information

We were incorporated in the state of Delaware in January 2007 and changed our name to Veeva Systems Inc. from Verticals onDemand, Inc. in April 2009. Our principal executive offices are located at 4280 Hacienda Drive, Pleasanton, California 94588. Our telephone number is (925) 452-6500. Our website address is http://www.veeva.com. Information contained on our website is not incorporated by reference into this Form 10-K, and you should not consider information contained on our website to be part of this Form 10-K or in deciding whether to purchase shares of our Class A common stock. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investors portion of our website at http://ir.veeva.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Veeva Systems Inc. | Form 10-K   13

ITEM 1A.    RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” together with all of the other information in this Form 10-K, including our consolidated financial statements and related notes, before investing in our Class A common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the price of our Class A common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business and Industry

If our security measures are breached or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce the use of or stop using our solutions, and we may incur significant liabilities.

Our solutions involve the storage and transmission of our customers’ proprietary information, including personal or identifying information regarding their employees and the medical professionals whom their sales personnel contact, sensitive proprietary data related to the regulatory submission process for new medical treatments, and other sensitive information, which may include personal health information. As a result, unauthorized access or security breaches as a result of third-party action, employee error, malfeasance, or otherwise could result in the loss of information, inappropriate use of information, litigation, indemnity obligations, damage to our reputation, and other liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Moreover, the detection, prevention, and remediation of known or unknown securities vulnerabilities, including those arising from third-party hardware or software, may result in additional direct or indirect costs and management time. Any or all of these issues could adversely affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage, or subject us to third-party lawsuits, regulatory fines, mandatory disclosures, or other action or liability, which could adversely affect our operating results. Our insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses, and losses we could incur to respond to and remediate a security breach. A security breach of another significant provider of cloud-based solutions may also negatively impact the demand for our solutions.

We expect the future growth rate of our revenues to decline.

In our fiscal years ended January 31, 2016, 2017, and 2018, our total revenues grew by 31%, 33% and 26% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2016, 2017, and 2018, our subscription revenues grew by 36%, 37% and 28% respectively, as compared to subscription revenues from the prior fiscal years. Please note that our total revenues and subscription revenues for the fiscal year ended January 31, 2017 included a full year of revenue contribution from the Zinc Ahead business, which we acquired in September 2015. We expect the growth rate of our total revenues and subscription revenues to decline in future periods, which may adversely impact the value of our Class A common stock.

14    Veeva Systems Inc. | Form 10-K

Our results may fluctuate from period to period, which could prevent us from meeting security analyst or investor expectations or our own guidance and could cause the price of our Class A common stock to decline substantially.

Our results of operations, including our revenues, gross margin, operating margin, profitability, cash flows, and deferred revenue, may vary from period to period for a variety of reasons, including those listed elsewhere in this “Risk Factors” section, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Additionally, we issue guidance or provide commentary regarding our expectations for certain future financial results, including revenues, gross margin, operating margin, profitability, cash flows, and deferred revenue on both a near-term and long-term basis. Our guidance is based upon a number of assumptions and estimates that are subject to significant business, economic, and competitive uncertainties that are beyond our control and are based upon assumptions about future business and accounting decisions that may change or be wrong. Our guidance may prove to be incorrect, and actual results may differ from our guidance. Fluctuations in our results or failure to achieve security analyst or investor expectations or our guidance, even if not materially, could cause the price of our Class A common stock to decline substantially, and our investors could incur substantial losses.

The markets in which we participate are highly competitive, and if we do not compete effectively, our business and operating results could be adversely affected.

The markets for our solutions are highly competitive. Our multichannel CRM applications compete with offerings from large global enterprise software vendors, such as Oracle Corporation and Microsoft Corporation, and also compete with life sciences-specific CRM providers, such as IQVIA. We also compete with a number of vendors of cloud-based and on-premise CRM applications that address only a portion of the functionality of our CRM solutions. Our master data management solutions compete with master data solutions offered by vendors such as IBM Corporation, Informatica Corporation, IQVIA, and Reltio, Inc. Our data and data services offerings compete with IQVIA and many other data providers. Our Veeva Vault content management solutions compete with offerings from large global content management platform vendors such as Microsoft, OpenText Corporation and Oracle, and with offerings from life sciences specific providers, such as Medidata Solutions, Inc., PAREXEL International Corporation, IQVIA, BioClinica, Inc., and Sparta Technologies Ltd. We also compete with professional services companies that provide solutions on these platforms, such as DXC Technology Company.

In the future, providers of horizontal cloud-based solutions and platforms, such as Box.com, Amazon Web Services, or Microsoft, or third parties that build on their platforms, may seek to compete with us. In addition, we have begun selling certain of our Veeva Vault applications to companies outside the life sciences industry. We have limited experience selling certain of our Veeva Vault applications to companies outside the life sciences industry, and, therefore, we anticipate having to compete with many existing solutions, including those listed above, custom-built software developed by third-party vendors or in-house by our potential customers, and niche software providers.

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

Veeva Systems Inc. | Form 10-K   15

Many of our competitors may be able to devote greater resources to the development, promotion, and sale of their products and services than we are able to devote. Such competitors may be able to initiate or withstand substantial price competition and may offer solutions competitive to certain of our solutions on a standalone basis at a lower price or bundled as part of a larger product sale, including the bundling of software solutions and data. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and distribution agreements with consultants, system integrators, and resellers that we do not have. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. In addition, in order to take advantage of customer demand for cloud-based solutions, such competitors may expand their cloud-based solutions through acquisitions and organic development or may seek to partner with other leading cloud providers. For instance, in October 2016, IMS Health Holding, Inc. and Quintiles Transnational Holdings Inc., a contract research organization, combined to form Quintiles IMS Holdings, Inc., which now operates under the name IQVIA. The combined entity competes with us in a number of product areas, including software solutions, data, and data services. The impact of this transaction on our competitive environment is uncertain but increased competition from IQVIA could negatively impact our business.

If our competitors’ products, services or technologies become more accepted than our solutions, if they are successful in bringing their products or services to market earlier than we are, if their products or services are more technologically capable than ours, or if customers replace our solutions with custom-built software, then our revenues could be adversely affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business. For all of these reasons, we may not be able to compete favorably against our current and future competitors.

If our newer solutions are not successfully adopted by new and existing customers, the growth rate of our revenues and operating results will be adversely affected.

Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including solutions we introduced relatively recently. Although certain Veeva Vault applications have begun to achieve meaningful market acceptance, it is uncertain whether these solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected growth. For instance, we have begun selling certain of our Veeva Vault applications to companies outside the life sciences industry, and we have begun selling new Veeva Vault applications, such as Veeva Vault EDC and Veeva Vault CTMS. We also recently announced our entrance into the pharmacovigilance and safety market with Veeva Vault Safety. We cannot be certain that our initiatives with respect to newer solutions and newer markets for our solutions will be successful. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions or to develop other new solutions and make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.

16    Veeva Systems Inc. | Form 10-K

Our revenues are relatively concentrated within a small number of key customers, and the loss of one or more of such key customers, or their failure to renew or expand user subscriptions, could slow the growth rate of our revenues or cause our revenues to decline.

In our fiscal years ended January 31, 2016, 2017, and 2018, our top 10 customers accounted for 50%, 45%, and 42% of our total revenues, respectively. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers. The loss of any of our key customers, or a failure of one or more of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenues, our reputation, and our ability to obtain new customers. In the event of an acquisition of one of our largest customers or a business combination between two of our largest customers, we may suffer reductions in user subscriptions or non-renewal of their subscription orders. We are also likely to face increasing purchasing scrutiny at the renewal of these large customer subscription orders, which may result in reductions in user subscriptions or increased pricing pressure. The business impact of any of these negative events is particularly pronounced with respect to our largest customers.

Within Veeva Commercial Cloud, our core Veeva CRM application has achieved substantial penetration within the sales teams of pharmaceutical and biotechnology companies. If our efforts to sustain or further increase the use and adoption of our CRM applications do not succeed, the growth rate of our revenues may decline.

In our fiscal year ended January 31, 2018, we derived approximately 64% of our subscription services revenues and 61% of our total revenues from our Veeva Commercial Cloud solutions. We have realized substantial sales penetration of the available market for our core Veeva CRM application among pharmaceutical and biotechnology companies. A critical factor for our continued growth is our ability to sell additional user subscriptions for Veeva CRM and the other applications within Veeva Commercial Cloud to our existing and new customers. Any factor adversely affecting sales of these applications—including substantial penetration of the available market for our core Veeva CRM application, reductions in user subscriptions due to acquisitions of or business combinations between our customers, or increased purchasing scrutiny—may result in reductions in user subscription or increased pricing pressure and could adversely affect the growth rate of our sales, revenues, operating results, and business.

Our subscription agreements with our customers are typically for a term of one year. If our existing customers do not renew their subscriptions annually, or do not buy additional solutions and user subscriptions from us, or renew at lower aggregate fee levels, our business and operating results will suffer.

We derive a significant portion of our revenues from the renewal of existing subscription orders. Our customers’ orders for subscription services typically have one-year terms. However, more recently and with respect to solutions other than our core sales automation solution and particularly with respect to our Vault applications, we have entered into a number of orders with terms of up to five years. Our customers have no obligation to renew their subscriptions for our solutions after their orders expire. Thus, securing the renewal of our subscription orders and selling additional solutions and user subscriptions is critical to our future operating results. Factors that may affect the renewal rate for our solutions and our ability to sell additional solutions and user subscriptions include:

•	the price, performance, and functionality of our solutions;
•	the availability, price, performance, and functionality of competing solutions and services;
•	the effectiveness of our professional services;
•	our ability to develop complementary solutions, applications, and services;
•	the stability, performance, and security of our hosting infrastructure and hosting services; and

Veeva Systems Inc. | Form 10-K   17

•

the business environment of our customers and, in particular, acquisitions of or business combinations between our customers or other business developments may result in reductions in user subscriptions.

In addition, our customers may negotiate terms less advantageous to us upon renewal, which could reduce our revenues from these customers. As a customer’s total spend on Veeva solutions increases, we expect purchasing scrutiny at renewal to increase as well, which may result in reductions in user subscriptions or increased pricing pressure. Other factors that are not within our control may contribute to a reduction in our subscription services revenues. For instance, our customers may reduce their number of sales representatives, which would result in a corresponding reduction in the number of user subscriptions needed for some of our solutions and thus a lower aggregate renewal fee, or our customers may discontinue clinical trials for which our solutions are being used. If our customers fail to renew their subscription orders, renew their subscription orders with less favorable terms or at lower fee levels or fail to purchase new solutions, applications, or professional services from us, our revenues may decline or our future revenues may be constrained.

We rely on third-party providers—including salesforce.com and Amazon Web Services—for computing infrastructure, network connectivity, and other technology-related services needed to deliver our cloud solutions. We are migrating to Amazon Web Services for more of these services, particularly with respect to our solutions other than Veeva CRM. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.

Our solutions are hosted from and use computing infrastructure provided by third parties, including salesforce.com with respect to Veeva CRM and certain of our multichannel CRM applications, Amazon Web Services with respect to Veeva Vault applications, Veeva Network applications, and certain other Veeva Commercial Cloud applications, and other computing infrastructure service providers. We have migrated and will continue to migrate a significant portion of our computing infrastructure needs to Amazon Web Services. Such migrations are risky and may cause disruptions to our cloud solutions, service outages, downtime, or other problems and may increase our costs.

We do not own or control the operation of the third-party facilities or equipment used to provide the services described above. Our computing infrastructure service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our computing infrastructure service providers is acquired, we may be required to transition to a new provider and we may incur significant costs and possible service interruption in connection with doing so. In addition, such service providers could decide to close their facilities or change or suspend their service offerings without adequate notice to us. Moreover, any financial difficulties, such as bankruptcy, faced by such service providers may have negative effects on our business, the nature and extent of which are difficult to predict. Since we cannot easily switch computing infrastructure service providers, any disruption with respect to our current providers would impact our operations and our business could be adversely impacted.

18    Veeva Systems Inc. | Form 10-K

Problems faced by our computing infrastructure service providers, including those operated by salesforce.com or Amazon Web Services, could adversely affect the experience of our customers. For example, in May 2016, salesforce.com suffered a significant service outage with respect to a group of servers that hosts Veeva CRM for certain of our Veeva CRM customers, which resulted in unplanned system unavailability and potential data loss. Certain customers claimed service level credits under their contracts with us, and the impact was not material to our financial results. Amazon Web Services has also had and may in the future experience significant service outages. Additionally, if our computing infrastructure service providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect our service levels or cause such systems to fail. Our agreements with third-party computing infrastructure service providers may not entitle us to corresponding service level credits to those we offer to our customers. Any changes in third-party service levels at our computing infrastructure service providers or any related disruptions or performance problems with our solutions could adversely affect our reputation and may damage our customers’ stored files, result in lengthy interruptions in our services, or result in potential losses of customer data. Interruptions in our services might reduce our revenues, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to service level credit claims and potential liability, or adversely affect our renewal rates.

As our costs increase, we may not be able to sustain the level of profitability we have achieved in the past.

We expect our future expenses to increase as we continue to invest in and grow our business. We expect to incur significant future expenditures related to:

•	developing new solutions and enhancing our existing solutions (including adapting certain of our Veeva Vault applications for companies outside the life sciences industry);
•	improving the technology infrastructure, scalability, availability, security, and support for our solutions;
•	expanding and deepening our relationships with our existing customer base, including expenditures related to increasing the adoption of our solutions by the R&D departments of life sciences companies;
•	sales and marketing, including expansion of our direct sales organization and global marketing programs;
•	expansion of our professional services organization;
•	international expansion;
•	employee compensation, including stock-based compensation;
•

pending, threatened, or future legal proceedings, certain of which are described in Part I, Item 3. “Legal Proceedings” and which we expect to continue to result in significant expense for the foreseeable future; and

•	general operations, IT systems, and administration, including legal and accounting expenses related to being a public company.

If our efforts to increase revenues and manage our expenses are not successful, or if we incur costs, damages, fines, settlements, or judgments as a result of other risks and uncertainties described in this report, we may not be able to sustain or increase our historical levels of profitability.

Veeva Systems Inc. | Form 10-K   19

An inability to attract and retain highly skilled employees could adversely affect our business.

To execute our growth plan, we must attract and retain highly qualified employees. Competition for these employees is intense, especially with respect to sales and marketing personnel and engineers with high levels of experience in enterprise software and internet-related services. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications. With respect to sales professionals, even if we are successful in attracting highly qualified personnel, it may take six to nine months or longer before they are fully trained and productive. Many of the companies with which we compete for experienced employees have greater resources than we have and may offer compensation packages that are perceived to be better than ours. For instance, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, including as a result of declines in the market price of our Class A common stock or changes in perception about our future prospects, it may adversely affect our ability to recruit and retain highly skilled employees. Additionally, changes in our compensation structure, including our recent change in sales compensation to be more heavily weighted toward base salary, may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected.

Defects or disruptions in our solutions could result in diminished demand for our solutions, a reduction in our revenues, and subject us to substantial liability.

We generally release updates to our solutions three times per year. These updates may contain undetected errors when first introduced or released. We have from time to time found defects in our solutions, and new defects may be detected in the future. Since our customers use our solutions for important aspects of their business, any errors, defects, disruptions, service degradations, or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, our customers may delay or withhold payment to us, cancel their agreements with us, elect not to renew, or make service credit claims, warranty claims, or other claims against us, and we could lose future sales. The occurrence of any of these events could result in diminishing demand for our solutions, a reduction of our revenues, an increase in our bad debt expense or in collection cycles for accounts receivable, or could require us to increase our warranty provisions or incur the expense of litigation or substantial liability.

Our revenues and gross margin from professional services fees are volatile and may not increase from quarter to quarter or at all.

We derive a significant portion of our revenue from professional services fees. Our professional services revenues fluctuate from quarter to quarter as a result of the achievement of payment milestones in our professional services arrangements, and the requirements, complexity, and timing of our customers’ implementation projects. Generally, a customer’s ongoing need for professional services decreases as the implementation and full deployment of such solutions is completed. Our customers may also choose to use third parties rather than us for certain professional services related to our solutions. As a result of these and other factors, our professional services revenues may not increase on a quarterly basis in the future or at all. Additionally, the gross margin generated from professional services fees fluctuates based on a number of factors which may be variable from period to period, including the average billable hours worked by our billable professional services personnel, our hourly rates for professional services, the achievement of payment milestones in a period for which a portion of the associated professional services was delivered in a prior period, and the margin on professional services subcontracted to our third-party systems integrator partners. As a result of these and other factors, the gross margin from our professional services may not increase on a quarterly basis in the future or at all.

20    Veeva Systems Inc. | Form 10-K

We have experienced rapid growth, and if we fail to manage our growth effectively, we may be unable to execute our business plan.

Since we were founded, we have experienced rapid growth and expansion of our operations. Our revenues, customer count, product and service offerings, countries of operation, facilities, and computing infrastructure needs have all increased significantly, and we expect them to increase in the future. We have also experienced rapid growth in our employee base, and as we continue to grow, we must effectively integrate, develop, and motivate a large number of new employees, while executing our growth plan and maintaining the beneficial aspects of our culture. Our rapid growth has placed, and will continue to place, a significant strain on our management capabilities, administrative and operational infrastructure, facilities and other resources. We anticipate that additional investments in our facilities and computing infrastructure will be required to scale our operations. To effectively manage growth, we must continue to: improve our key business applications, processes, and computing infrastructure; enhance information and communication systems; and ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees. These enhancements and improvements will require additional investments and allocation of valuable management and employee time and resources. Failure to effectively manage growth could result in difficulty or delays in deploying our solutions, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

Our agreement with salesforce.com imposes significant financial commitments on us which we may not be able to meet and which could negatively impact our financial results and liquidity in the future.

Our Veeva CRM application, and certain portions of the multichannel CRM applications that complement our Veeva CRM application, are developed on and/or utilize the Salesforce1 Platform of salesforce.com. Under our agreement, salesforce.com provides the hosting infrastructure and data center for portions of our multichannel CRM applications, as well as the system administration, configuration, reporting and other platform level functionality. In exchange, we pay salesforce.com a fee. Our agreement with salesforce.com requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. See note 11 to the notes to our consolidated financial statements for more information about our on-going minimum fee obligation to salesforce.com. If we are not able to meet the minimum order commitments, the required true-up payments will negatively impact our margins, cash flows, cash balance and financial condition, and our stock price may decline.

Veeva Systems Inc. | Form 10-K   21

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

•

The changing regulatory environment of the life sciences industry—Changes in regulations could negatively impact the business environment for our life sciences customers. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. In particular, legislation has been introduced in the United States that has led to uncertainty as to the future of certain healthcare laws and regulations regarding coverage for healthcare expenses, and legislation or regulatory changes regarding the pricing of healthcare treatments sold by life sciences companies has also recently been a topic of discussion by political leaders and regulators in the United States and elsewhere.

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

22    Veeva Systems Inc. | Form 10-K

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

There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, or NPEs, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, in 2014, we settled a lawsuit with Prolifiq Software, Inc. in exchange for a license to certain asserted patents, and we are currently defending against assertions of trade secret misappropriation made by our competitors, Medidata and IQVIA, as described in note 11 of the notes to our consolidated financial statements. As competition in our market grows, the possibility of patent infringement and other intellectual property claims against us increases. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Veeva Systems Inc. | Form 10-K   23

Our solutions address heavily regulated functions within the life sciences industry, and failure to comply with applicable laws and regulations could lessen the demand for our solutions or subject us to significant claims and losses.

Our customers use our solutions for business activities that are subject to a complex regime of global laws and regulations, including requirements for maintenance of electronic records and electronic signatures (as set forth in 21 CFR Part 11, EU Annex 11, and Japan PFSB Notification No. 0401022), requirements regarding drug sample tracking and distribution (as set forth in 21 CFR Part 203, EU Directive 201/83/EC Article 96), requirements regarding system validations (as set forth in 21 CFR Part 802.75 and 21 CFR Part 211.68), and other laws and regulations. Our solutions are expected to be capable of use by our customers in compliance with such laws and regulations. Our efforts to provide solutions that comply with such laws and regulations are time-consuming and costly and include validation procedures that may delay the release of new versions of our solutions. As these laws and regulations change over time, we may find it difficult to adjust our solutions to comply with such changes. For example, on June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, Brexit could materially affect the regulatory regime applicable to our customers with operations in the United Kingdom. Any such changes to the regulatory regime could have a material adverse effect on the life sciences industry generally and on our ability to adjust our solutions to comply with such changes.

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

Our customers use our solutions to collect, use, process and store personal data or identifying information regarding their employees and the medical professionals with whom our customers have contact, and, potentially, personal data (including potentially sensitive data such as health information) regarding patients maintained by our customers pursuant to clinical, operational or compliance processes. In this capacity, we act as a data processor. We also collect and sell a database, via our Veeva OpenData and Veeva Oncology Link solutions, for which we are a data controller. In many countries, national and local governmental bodies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, processing, storage and disclosure of personal information obtained from individuals, making compliance a complex task.

In the United States, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), that protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend, and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purposes. Certain of Veeva’s customers can be either business associates or covered entities under HIPAA.

24    Veeva Systems Inc. | Form 10-K

Operating under one of the world’s strictest data privacy regimes, Veeva is a registered data controller and data processor under EU Data Protection Directive 95/46/EC. We are in the final stages of a significant data compliance and change management undertaking in order to prepare for GDPR, which will enter into force on May 25, 2018 and replace the EU Data Protection Directive. Preparation for GDPR has and will continue to require valuable management and employee time and resources. In addition, the United Kingdom’s Information Commissioner’s Office (ICO) has publicly stated that the United Kingdom will adopt GDPR as national law as it is the process of exiting the European Union. We currently utilize third-party computing infrastructure in the United Kingdom that is used to deliver our solutions to many of our European customers, and we are in the process of migrating to Amazon Web Services. Despite the ICO’s statements, which decrease this risk, potential regulatory changes regarding the transfer of EU data to the United Kingdom could adversely affect our customers’ ability or desire to collect, use, process, and store personal or health-related information using our data center in the United Kingdom, which could reduce demand for our solutions.

In addition, we routinely utilize the EU Standard Contractual Clauses, often also referred to as Model Clauses, to ensure that our European customers have adequate assurance of our technical and organization controls on privacy, although this legal mechanism is currently under review by the European Court of Justice. In parallel, we have self-certified under the EU-U.S. and Swiss-U.S. Privacy Shields. There is also a trend toward countries enacting data localization requirements which are not particularly compatible with the cloud computing model. For example, Russia's localization law (Federal Law No. 242-FZ) requires that the source of data for Russian nationals collected on Russian territory must be stored in Russia. We are also monitoring the impact of China’s new cyber security law and its related implementation rules that are not yet finalized. Depending on the final enacted implementation rules, localization of certain types of data and restrictions on cross-border transfers may apply.

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

We have in the past acquired and may in the future seek to acquire or invest in businesses, solutions or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. For instance, in 2015, we acquired the key opinion leader business and products of Qforma, Inc., Mederi AG and other affiliated entities through a combination of stock and asset purchases. In 2015, we also acquired Zinc Ahead, a provider of commercial content management solutions. Additionally, the pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

We have limited experience in acquiring other businesses. We may not be able to successfully integrate the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;
•	costs, liabilities or accounting charges associated with the acquisition;
•	difficulty integrating the accounting systems, operations and personnel of the acquired business;

Veeva Systems Inc. | Form 10-K   25

•

problems arising from differences in applicable accounting standards or practices of the acquired business (for instance, non-U.S. businesses may not be accustomed to preparing their financial statements in accordance with U.S. GAAP) or difficulty identifying and correcting deficiencies in the internal controls over financial reporting of the acquired business;

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

Our sales process entails planning discussions with prospective customers, analyzing their existing solutions and identifying how these potential customers can use and benefit from our solutions. The sales cycle for a new customer, from the time of prospect qualification to the completion of the first sale, may span over 12 months or longer. In particular, we have limited history selling certain of our more recently announced Veeva Vault applications, such as Veeva Vault EDC and Veeva Vault CTMS, to the R&D departments of life sciences companies. As a result, our sales cycle for these applications may be lengthy and difficult to predict. In addition, we have only recently begun selling certain of our Veeva Vault applications to companies outside the life sciences industry. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will result in the sale of our solutions. In addition, our sales cycle can vary substantially from customer to customer because of various factors, including the discretionary nature of potential customers’ purchasing and budget decisions, the announcement or planned introduction of new solutions by us or our competitors and the purchasing approval processes of potential customers. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.

26    Veeva Systems Inc. | Form 10-K

If we fail to effectively manage our technical operations infrastructure, our existing customers may experience service outages and our new customers may experience delays in the deployment of our solutions.

We have experienced significant growth in the number of end users, transactions, and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure. However, the provision of new hosting infrastructure requires adequate lead-time. We have experienced, and may in the future experience, service disruptions, degradations, outages and other performance problems. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage, problems associated with our third-party computing infrastructure and network providers and denial of service issues. In addition, service disruptions may result from errors we make in delivery, configuring, or hosting our solutions, or designing, installing, expanding, or maintaining our computing infrastructure. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It is also possible that such problems could result in losses of customer data. If we do not accurately predict our infrastructure requirements, our existing customers may experience delays in the deployment of our solutions or service outages that may subject us to financial penalties, financial liabilities and customer losses. For instance, our customer agreements typically provide service level commitments on a quarterly basis. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our solutions, we may be contractually obligated to provide these customers with service level credits or our customers may terminate their agreements.

Catastrophic events could disrupt our business and adversely affect our operating results.

Our corporate headquarters are located in Pleasanton, California and our third-party hosted computing infrastructure is located in the United States, the European Union, Japan, and South Korea. The west coast of the United States and Japan and South Korea each contain active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may experience system interruptions, reputational harm, delays in our solution development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.

Because key and substantial portions of our multichannel CRM applications are built on salesforce.com’s Salesforce1 Platform, we are dependent upon our agreement with salesforce.com to provide these solutions to our customers, and we are bound by the restrictions of this agreement which limits the companies to which we may sell our Veeva CRM solution.

Our Veeva CRM application and certain portions of the multichannel CRM applications that complement our Veeva CRM application are developed on or utilize the Salesforce1 Platform of salesforce.com, and we rely on our agreement with salesforce.com to continue to use the Salesforce1 Platform as combined with the proprietary aspects of our multichannel CRM applications.

Veeva Systems Inc. | Form 10-K   27

Our agreement with salesforce.com expires on September 1, 2025. However, salesforce.com has the right to terminate the agreement in certain circumstances, including in the event of a material breach of the agreement by us, or that salesforce.com is subjected to third-party intellectual property infringement claims based on our solutions (except to the extent based on the Salesforce1 Platform) or our trademarks and we do not remedy such infringement in accordance with the agreement. Also, if we are acquired by specified companies, salesforce.com may terminate the agreement upon notice of not less than 12 months. If salesforce.com terminates our agreement under these circumstances, our customers will be unable to access Veeva CRM and certain other of our multichannel CRM applications. A termination of the agreement would cause us to incur significant time and expense to acquire rights to, or develop, a replacement CRM platform, and we may not be successful in these efforts. Even if we were to successfully acquire or develop a replacement CRM platform, some customers may decide not to adopt the replacement platform and may decide to use a different CRM solution. If we were unsuccessful in acquiring or developing a replacement CRM platform or acquired or developed a replacement CRM platform that our customers do not adopt, our business, operating results and brand may be adversely affected.

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

28    Veeva Systems Inc. | Form 10-K

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

We generally recognize subscription services revenues ratably over the term of an order under our subscription agreements. As a result, a substantial majority of our quarterly subscription services revenues are generated from subscription agreements entered into during prior periods. Consequently, a decline in new subscriptions in any quarter may not affect our results of operations in that quarter but could reduce our revenues in future quarters. Additionally, the timing of renewals or non-renewals of a subscription agreement during any quarter may only affect our financial performance in future quarters. For example, the non-renewal of a subscription agreement late in a quarter will have minimal impact on revenues for that quarter but will reduce our revenues in future quarters. Accordingly, the effect of significant declines in sales and customer acceptance of our solutions may not be reflected in our short-term results of operations, which would make these reported results less indicative of our future financial results. By contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenues for that quarter and we may not be able to offset a decline in revenues due to non-renewal with revenues from new subscription agreements entered into in the same quarter. In addition, we may be unable to adjust our costs in response to reduced revenues.

Additionally, with respect to certain of our multi-year orders in which fees increase from year to year, when effective, Topic 606 may require that the total contracted revenue for the entire multi-year term of the order be recognized ratably in the same amount in each year. As a result, in the initial year of such orders, we will recognize more revenue than the fees we invoice for the same period, and in the last year of such orders, we will recognize less revenue than the fees we invoice for the same period. These changes may make our reported results less indicative of the actual health of our business at the time revenue is reported and expose us to impaired accounts receivables.

Veeva Systems Inc. | Form 10-K   29

Changes in accounting principles may cause previously unanticipated fluctuations in our financial results, and the implementation of such changes may impact our ability to meet our financial reporting obligations.

We prepare our financial statements in accordance with U.S. GAAP which are subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results. For example, Topic 606 supersedes most current revenue recognition guidance, including industry-specific guidance. We will be required to implement this new revenue standard for our fiscal year beginning February 1, 2018.  The impact of adoption of Topic 606 will include a requirement to capitalize the costs to obtain a customer contract (e.g., sales commissions) and amortize these costs over the estimated life of the underlying contract, which we have not previously done. Additionally, we expect the timing of revenue recognition for certain of our revenue arrangements to be impacted by the changes imposed by Topic 606. For instance, with respect to certain of our multi-year orders in which fees increase from year to year, Topic 606 may require that the total contracted revenue for the entire multi-year term of the order be recognized ratably in the same amount in each year. As a result, in the initial year of such orders, we will recognize more revenue than the fees we invoice for the same period, and in the last year of such orders, we will recognize less revenue than the fees we invoice for the same period. Please see note 1 of the notes to our consolidated financial statements for more information. Any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Deferred revenue and change in deferred revenue may not be an accurate indicator of our future financial results.

Our subscription orders are generally billed beginning at the subscription commencement date in annual or quarterly increments. Many of our customers, including many of our large customers, are billed on a quarterly basis and therefore a substantial portion of the value of contracts billed on a quarterly basis will not be reflected in our deferred revenue at the end of any given quarter. Also, because the terms of orders for additional end users or solutions are typically coterminus with the anniversary date of the initial order for a related solution, the terms of such orders for additional end users or solutions can be for relatively short periods of time, often less than one year and payment terms may also be quarterly. Therefore, the annualized value of such orders that we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time and may agree in the future to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the renewal date adjustment had not occurred. Additionally, if a coterminus order of less than one year renews in the same fiscal year in which it was originally signed and has annual billing terms, the order will generate more deferred revenue in that fiscal year than the annual contract value of that order. Accordingly, we do not believe that changes on a quarterly basis in deferred revenue or calculated billings, a metric commonly cited by financial analysts that is the sum of the change in deferred revenue plus revenue, are accurate indicators of future revenues for any given period of time. Upon the adoption of Topic 606, the calculated billings metric will be the sum of the change in deferred revenue plus revenue minus the change in unbilled accounts receivable. However, many companies that provide cloud-based software report changes in deferred revenue or calculated billings as key operating or financial metrics, and it is possible that analysts or investors may view these metrics as important. Thus, any changes in our deferred revenue balances or deferred revenue trends, or in the future, our unbilled accounts receivable balances or trends, could adversely affect the market price of our Class A common stock.

30    Veeva Systems Inc. | Form 10-K

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.

In our fiscal year ended January 31, 2018, sales to customers outside North America, which is primarily measured by the estimated location of the end users or usage for subscription services revenues and the estimated location of the resources performing the services for professional services, accounted for approximately 45% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

Veeva Systems Inc. | Form 10-K   31

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

32    Veeva Systems Inc. | Form 10-K

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part upon our intellectual property. As of January 31, 2018, we had filed applications for a number of patents, and we have 13 issued U.S. and two Japanese patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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

Unanticipated changes in our effective tax rate and additional tax liabilities, including as a result of our international operations or implementation of new tax rules, could harm our future results.

We are subject to income taxes in the United States and various foreign jurisdictions (including Australia, Belgium, Brazil, Canada, China, France, Germany, Hungary, India, Israel, Italy, Japan, Mexico, Singapore, South Korea, Spain, Switzerland, Thailand, Ukraine, and the United Kingdom) and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions and complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Tax rates in the jurisdictions in which we operate may change as a result of factors outside of our control or relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. In addition, changes in tax and trade laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position. Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, the valuation of deferred tax assets and liabilities, adjustments to income taxes upon finalization of tax returns, changes in available tax attributes, decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes, and changes in federal, state or international tax laws and accounting principles. Increases in our effective tax rate would reduce our profitability.

Veeva Systems Inc. | Form 10-K   33

Our tax provision could also be impacted by changes in accounting principles and changes in U.S. federal and state or international tax laws applicable to multinational corporations. For example, the Tax Cuts and Jobs Act of 2017 (Tax Act) significantly changes how the U.S. Department of Treasury imposes income taxes on U.S. corporations. We made significant judgments and assumptions in the interpretation of this new law and in our calculations of the provisional amounts reflected in our financial statements. The U.S. Department of Treasury, the Internal Revenue Service (IRS), and other standard-setting bodies may issue guidance on how the provisions of the Tax Act will be applied or otherwise administered, and additional accounting guidance or interpretations may be issued in the future that is different from our current interpretation. As we further analyze the new law and collect relevant information to complete our computations of the related accounting impact, we may make adjustments to the provisional amounts that could materially affect our provision for income taxes in the period in which the adjustments are made.

In addition, other countries are considering fundamental tax law changes. Any changes in taxing jurisdictions' administrative interpretations, decisions, policies and positions could also impact our tax liabilities. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. The Organization for Economic Co-operation and Development, which represents a coalition of member countries, is supporting changes to numerous long-standing tax, including changes to the practice of shifting profits among affiliated entities located in different tax jurisdictions. The increasingly complex global tax environment could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.

Finally, we may be subject to income tax audits throughout the world. For example, we are currently under audit by the IRS for our income tax return for fiscal year ended January 31, 2015 and for our employment tax for calendar years 2015 and 2016. In connection with the employment tax audit, we have taken an expense of $2.0 million for calendar years 2015, 2016, and 2017. Although, with the expense we have taken, we believe our income and payroll tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

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

34    Veeva Systems Inc. | Form 10-K

Our estimate of the market size for our solutions we have provided publicly may prove to be inaccurate, and even if the market size is accurate, we cannot assure you our business will serve a significant portion of the market.

Our estimate of the market size for our solutions that we have provided publicly, sometimes referred to as total addressable market (TAM), is subject to significant uncertainty and is based on assumptions and estimates, including our internal analysis and industry experience, which may not prove to be accurate. These estimates are, in part, based upon the size of the general application areas in which our solutions are targeted. Our ability to serve a significant portion of this estimated market is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. For example, in order to address the entire TAM we have identified, we must continue to enhance and add functionality to our existing solutions and introduce new solutions. Accordingly, even if our estimate of the market size is accurate, we cannot assure you that our business will serve a significant portion of this estimated market for our solutions.

Currency exchange fluctuations may negatively impact our financial results.

Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. As we continue to expand our operations in countries outside the United States, an increasing proportion of our revenues and expenditures in the future may be denominated in foreign currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars in the future. Further, we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.

We initiated a program during our fiscal year ended January 31, 2018 to engage in the hedging of our foreign currency transactions and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

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

Veeva Systems Inc. | Form 10-K   35

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

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our solutions, attracting new customers, and generating and maintaining profitability. Currently, our brand may be less recognized by the key decision makers at the potential customers for our more recently announced solutions, including Veeva Vault CTMS, Veeva Vault EDC, and our solutions for companies in industries other than life sciences. Brand promotion activities may not generate customer awareness or increase revenues, and even if they do, any increase in revenues may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses attempting to promote and maintain our brand, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.

If the demand for cloud-based solutions declines, particularly in the life sciences industry, our revenues could decrease and our business could be adversely affected.

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

36    Veeva Systems Inc. | Form 10-K

Risks Related to Our Class A Common Stock

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

Veeva Systems Inc. | Form 10-K   37

The dual class structure of our common stock has the effect of concentrating voting control with certain individuals and their affiliates, which will limit or preclude the ability of our investors to influence corporate matters and could depress the market value of our Class A common stock.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2018, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 67.9% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

In addition, S&P Dow Jones and FTSE Russell have recently announced changes to their eligibility criteria for inclusion of shares of public companies with multiple classes of stock on certain indices, including the S&P 500. While this has not affected the inclusion of Veeva’s Class A common stock in these indices to date, eligibility criteria of these indices and others may change in the future. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

We have broad discretion in the use of our cash balances and may not use them effectively.

We have broad discretion in the use of our cash balances and may not use them effectively. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest our cash balances in a manner that does not produce income or that loses value. Our investments may not yield a favorable return to our investors and may negatively impact the price of our Class A common stock.

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

38    Veeva Systems Inc. | Form 10-K

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

In addition, as of January 31, 2018, we had options outstanding that, if exercised, would result in the issuance of additional shares of Class A or Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of January 31, 2018, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of January 31, 2018, are described in note 8 of the notes to our consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price may decline.

Veeva Systems Inc. | Form 10-K   39

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

40    Veeva Systems Inc. | Form 10-K

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own our Pleasanton, California corporate headquarters, which currently accommodates our principal executive, development, engineering, marketing, business development, employee success, finance, legal, information technology and administrative activities. We expect that our corporate headquarters will support the overall growth of our business for the near term.

We also lease offices in San Francisco and San Carlos, California; Princeton, New Jersey; New York, New York; Hilliard, Ohio; Fort Washington and Radnor, Pennsylvania; Australia; Brazil; Canada; China; France; Germany; Hungary; India Japan; Korea; Mexico; Singapore; Spain; Thailand; Ukraine and the United Kingdom. We expect to expand our facilities capacity in certain field locations during our fiscal year ending January 31, 2019. We may further expand our facilities capacity after January 31, 2019 as our employee base grows. We believe that we will be able to obtain additional space on commercially reasonable terms.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings and subject to claims incident to the ordinary course of business. For information regarding certain current legal proceedings, see note 11 of the notes to our consolidated financial statements, which is incorporated herein by reference.

California Non-Compete Matter.

On July 17, 2017, we filed a complaint in the Superior Court of the State of California in the County of Alameda against Medidata, QuintilesIMS, and Sparta Systems, Inc. (Veeva Systems Inc. v. Medidata Solutions, Inc., Quintiles IMS Incorporated, IMS Software Services, LTD., and Sparta Systems, Inc., Case No. RG17868081.) Our Complaint seeks declaratory and injunctive relief concerning the use of non-compete, confidentiality, and non-disparagement agreements by these companies. On January 4, 2018, we filed a First Amended Complaint. All the defendants have moved to dismiss Veeva’s First Amended Complaint (termed a “demurrer” in state court). Medidata and Sparta have also filed anti-SLAPP motions under California law alleging their conduct is protected by the First Amendment. The Court is scheduled to hear motions on June 20, 2018. Discovery is currently stayed.

Although the results of legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any other legal proceedings, the outcome of which, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial position. Regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

Veeva Systems Inc. | Form 10-K   41

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Class A Common Stock

Our Class A common stock is listed on the New York Stock Exchange under the symbol “VEEV.”

The following table sets forth for the indicated periods the high and low closing sales prices of our Class A common stock as reported by the New York Stock Exchange.

	High	Low
Fiscal year ended January 31, 2018
First quarter	$53.62	$42.46
Second quarter	$66.82	$54.01
Third quarter	$65.57	$54.35
Fourth quarter	$62.97	$54.00
Fiscal year ended January 31, 2017
First quarter	$27.65	$20.61
Second quarter	$37.99	$26.71
Third quarter	$42.06	$37.31
Fourth quarter	$47.36	$37.54

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

Stockholders

As of January 31, 2018, we had 14 holders of record of our Class A common stock and 63 holders of record of our Class B common stock. The actual number of holders of Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

42    Veeva Systems Inc. | Form 10-K

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

	10/16/2013	1/31/2014	1/31/2015	1/31/2016	1/31/2017	1/31/2018
Veeva Systems Inc.	100.00	85.55	77.40	64.85	113.91	169.16
S&P 500	100.00	106.69	121.87	121.06	145.32	183.70
S&P 1500 Application Software Index	100.00	109.00	117.65	135.26	169.77	250.55

Veeva Systems Inc. | Form 10-K   43

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10‑K. The consolidated statement of income data for our fiscal years ended January 31, 2018, 2017 and 2016, and the selected consolidated balance sheet data as of January 31, 2018 and 2017 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of income data for fiscal years ended January 31, 2015 and 2014 and the consolidated balance sheet data as of January 31, 2016, 2015 and 2014 are derived from audited consolidated financial statements which, are not included in this Form 10‑K. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year Ended January 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Income Data:	(in thousands, except share data)
Revenues:
Subscription services	$554,446	$434,316	$316,314	$233,063	$146,621
Professional services and other	131,125	109,727	92,907	80,159	63,530
Total revenues	685,571	544,043	409,221	313,222	210,151
Cost of revenues(1):
Cost of subscription services	110,465	94,386	71,180	55,005	36,199
Cost of professional services and other	100,974	79,295	71,034	60,653	46,403
Total cost of revenues	211,439	173,681	142,214	115,658	82,602
Gross profit	474,132	370,362	267,007	197,564	127,549
Operating expenses(1):
Research and development	132,051	96,750	65,976	41,156	26,327
Sales and marketing	130,898	116,803	80,984	56,203	41,507
General and administrative	60,391	48,841	41,458	30,239	20,411
Total operating expenses	323,340	262,394	188,418	127,598	88,245
Operating income	150,792	107,968	78,589	69,966	39,304
Other income (expense), net	7,842	1,667	28	(2,780)	(804)
Income before income taxes	158,634	109,635	78,617	67,186	38,500
Provision for income taxes	16,668	40,831	24,157	26,803	14,885
Net income	$141,966	$68,804	$54,460	$40,383	$23,615
Net income attributable to Class A and Class B common stockholders, basic and diluted	$141,966	$68,801	$54,413	$40,138	$10,405
Net income per share attributable to Class A and Class B common stockholders:
Basic	$1.01	$0.51	$0.41	$0.31	$0.20
Diluted	$0.92	$0.47	$0.38	$0.28	$0.15
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	140,311	135,698	132,020	127,713	51,725
Diluted	153,681	147,578	144,977	144,204	68,024

44    Veeva Systems Inc. | Form 10-K

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,448	$1,109	$563	$273	$118
Cost of professional services and other	8,476	6,002	3,858	2,272	902
Research and development	17,782	11,937	7,249	3,844	1,700
Sales and marketing	16,288	13,271	6,861	3,221	1,788
General and administrative	10,055	8,479	5,727	4,715	2,442
Total stock-based compensation	$54,049	$40,798	$24,258	$14,325	$6,950

	As of January 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$320,183	$217,606	$132,179	$129,253	$262,507
Short-term investments	441,779	301,266	214,024	268,620	25,625
Working capital	693,460	465,081	314,685	366,314	267,115
Total assets	1,197,008	917,376	705,799	544,890	370,308
Deferred revenue	275,446	213,562	157,419	112,960	67,380
Additional paid-in capital	515,272	439,658	361,691	317,881	231,534
Total stockholders' equity	871,527	652,654	505,249	406,833	280,096

Veeva Systems Inc. | Form 10-K   45

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Form 10-K, including those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

Veeva is a leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our products are designed to meet the unique needs of our customers and their most strategic business functions—from R&D to commercialization. Our products address a broad range of needs—including multichannel CRM, content management, master data management, and data regarding healthcare professionals and organizations—and are designed to help life sciences companies bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations.

Veeva Commercial Cloud, and in particular Veeva CRM, has made up the vast majority of our revenue historically. In our fiscal year ended January 31, 2018, we derived approximately 64% of our subscription services revenues and 61% of our total revenues from our Veeva Commercial Cloud solutions. The contribution of subscription services revenues and total revenues associated with our Veeva Vault solutions are expected to increase as a percentage of subscription services revenues and total revenues going forward. However, as compared to Veeva CRM, we have less experience selling certain applications within Veeva Vault and Veeva Commercial Cloud. We are also extending certain of our solutions to outside the life sciences industry in North America and Europe. Although certain of our Veeva Vault applications have begun to achieve meaningful market acceptance within the life sciences industry, to the extent that our more recently introduced solutions do not continue to achieve significant market acceptance, our business and results of operations may be adversely affected.

For our fiscal years ended January 31, 2018, 2017 and 2016, our total revenues were $685.6 million, $544.0 million and $409.2 million, respectively, representing year-over-year growth in total revenues of 26% in fiscal year ended January 31, 2018 and 33% in fiscal year ended January 31, 2017. For our fiscal years ended January 31, 2018, 2017 and 2016, our subscription services revenues were $554.4 million, $434.3 million and $316.3 million, respectively, representing year-over-year growth in subscription services revenues of 28% in fiscal year ended January 31, 2018 and 37% in fiscal year ended January 31, 2017. We expect the growth rate of our total revenues and subscription services revenues to decline in future periods. We generated net income of $142.0 million, $68.8 million and $54.5 million for our fiscal years ended January 31, 2018, 2017 and 2016, respectively.

As of January 31, 2018, 2017 and 2016, we served 625, 517, and 400 customers, respectively. As of January 31, 2018 and 2017, we had 311 and 270 Veeva Commercial Cloud customers, respectively, and 449 and 334 Veeva Vault customers, respectively. The combined customer counts for Veeva Commercial Cloud and Veeva Vault exceed the total customer count in each year because some customers subscribe to products in both areas. Veeva Commercial Cloud customers are those customers that have at least one of our Commercial Cloud products. Veeva Vault customers are those customers that have at least one Vault product. Many of our Veeva Vault applications are used by smaller, earlier stage pre-commercial companies, some of which may not reach the commercialization stage. Thus, the potential number of Veeva Vault customers is significantly higher than the potential number of Veeva Commercial Cloud customers.

46    Veeva Systems Inc. | Form 10-K

Additionally, in September 2015, we completed our acquisition of the companies referred to as “Zinc Ahead” in an all-cash transaction. We continue to convert the end users of the Zinc Ahead solutions to our Vault PromoMats application. However, we may not retain and convert existing Zinc Ahead customers to our Vault PromoMats application to the extent we previously planned, which could adversely affect our business. Customers who elect to continue their use of Zinc Ahead’s Zinc MAPS product will be supported through at least 2020.

For a further description of our business and products, see “Business” above.

New Revenue Recognition Standard Under Topic 606

Our results of operations below are presented under Topic 605. Our expectations for revenues, cost of revenues, and operating expenses for our fiscal year ending January 31, 2019 are based on Topic 606. Refer to note 1 of the notes to our consolidated financial statements included elsewhere in this Form 10-K for details regarding Topic 606, including adjusted amounts for historical periods.

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

Subscription Services Revenue Retention Rate. A key factor to our success is the renewal and expansion of our existing subscription agreements with our customers. We calculate our annual subscription services revenue retention rate for a particular fiscal year by dividing (i) annualized subscription revenue as of the last day of that fiscal year from those customers that were also customers as of the last day of the prior fiscal year by (ii) the annualized subscription revenue from all customers as of the last day of the prior fiscal year. Annualized subscription revenue is calculated by multiplying the daily subscription revenue recognized on the last day of the fiscal year by 365. This calculation includes the impact on our revenues from customer non-renewals, expanded deployment of our solutions within their organizations, deployments of additional solutions or discontinued use of solutions by our customers, and price changes for our solutions. Historically, the impact of price changes on our subscription services revenue retention rate has been minimal. For our fiscal years ended January 31, 2018, 2017 and 2016, our subscription services revenue retention rate was 121%, 127% and 125%, respectively.

Veeva Systems Inc. | Form 10-K   47

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. We have included such on-going maintenance and hosting fees in our subscription services revenues. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. For our fiscal year ended January 31, 2018, subscription services revenues constituted 81% of total revenues and professional services and other revenues constituted 19% of total revenues.

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

New subscription orders typically have a one-year term and automatically renew unless notice of cancellation is provided in advance. If a customer adds end users or solutions to an existing order, such additional orders will generally be coterminus with the anniversary date of the initial order, and as a result, orders for additional end users or solutions will commonly have an initial term of less than one year. Subscription orders are generally billed at the beginning of the subscription commencement date in annual or quarterly increments. Because the term of orders for additional end users or solutions is commonly less than one year and payment terms may also be quarterly, the annualized value of such orders that we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the adjustment had not occurred. Additionally, if a coterminus order of less than one year renews in the same fiscal year in which it was originally signed and has annual billing terms, the order will generate more deferred revenue in that fiscal year than the annual contract value of that order. Accordingly, we do not believe that changes on a quarterly basis in deferred revenue or calculated billings, a metric commonly cited by financial analysts that is the sum of the change in deferred revenue plus revenue, are accurate indicators of future revenues for any given period of time. Note that upon the adoption of Topic 606, the calculated billings metric will be the sum of the change in deferred revenue plus revenue minus the change in unbilled accounts receivable.

With respect to solutions other than Veeva CRM and particularly with respect to our Veeva Vault applications, we have entered into a number of orders with terms of up to five years. The fees associated with such orders are typically not based on the number of end-users and typically escalate over the term of such orders at a pre-agreed rate to account for, among other factors, implementation and adoption timing and planned increased usage by the customer. Such multi-year orders are billed in annual or quarterly increments.

48    Veeva Systems Inc. | Form 10-K

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

Cost of Revenues

Cost of subscription services revenues for all of our solutions consists of expenses related to our computing infrastructure provided by third parties, including salesforce.com and Amazon Web Services, personnel related costs associated with hosting our subscription services and providing support, including our data stewards, operating lease expense associated with computer equipment and software and allocated overhead, amortization expense associated with capitalized internal-use software related to our subscription services and amortization expense associated with purchased intangibles related to our subscription services. Cost of subscription services revenues for Veeva CRM and certain of our multichannel customer relationship management applications includes fees paid to salesforce.com for our use of the Salesforce1 Platform and the associated hosting infrastructure and data center operations that are provided by salesforce.com. We intend to continue to invest additional resources in our subscription services to enhance our product offerings and increase our delivery capacity. We may add or expand computing infrastructure capacity in the future, migrate to new computing infrastructure service providers, and make additional investments in the availability and security of our solutions. For example, we are currently migrating our cloud computing infrastructure to Amazon Web Services and will be continuing this migration through our fiscal quarter ending July 31, 2019. This migration increased our cost of revenues in absolute dollars during the fiscal year ended January 31, 2018.

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

Research and Development. Research and development expenses consist primarily of employee-related expenses, third-party consulting fees, hosted infrastructure costs, and allocated overhead, offset by any internal-use software development costs capitalized during the same period. We continue to focus our research and development efforts on adding new features and applications, increasing the functionality and enhancing the ease of use of our cloud-based applications.

Veeva Systems Inc. | Form 10-K   49

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

General and Administrative. General and administrative expenses consist of employee-related expenses for our executive, finance and accounting, legal, employee success, management information systems personnel and other administrative employees. In addition, general and administrative expenses include fees related to third-party legal counsel, fees related to third-party accounting, tax and audit services, other corporate expenses and allocated overhead.

Other Income, Net

Other income, net consists primarily of transaction gains or losses on foreign currency, net of hedging costs, interest income and amortization of premiums paid on investments.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. See note 8 of the notes to our consolidated financial statements.

New Accounting Pronouncements Adopted in Fiscal 2018

Refer to note 1 of the notes to our consolidated financial statements for a full description of the recent accounting pronouncements adopted during the fiscal year ended January 31, 2018.

Recent Accounting Pronouncements

Stranded Tax Effects in AOCI

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This update will allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (Tax Act).

ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. We are currently evaluating the impact on our consolidated financial statements.

50    Veeva Systems Inc. | Form 10-K

Intangibles and Goodwill

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the goodwill impairment test. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted for impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 is to be applied on a prospective basis. We are currently evaluating the timing of adoption and do not expect the adoption of ASU 2017-04 to have a material impact on our consolidated financial statements.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force,” which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017 and we have elected not to early adopt. We do not anticipate this standard will have a material impact on our consolidated financial statements as we do not have any material restricted cash arrangements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. While we are currently evaluating the impact of the adoption of this standard on our consolidated financial statements, we currently anticipate that the adoption of this standard will have a material impact on our consolidated balance sheets. We do not expect to early adopt this accounting policy.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments.” ASU 2016-01, among other things, requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017 and we have elected not to early adopt. We currently do not expect this standard to impact deferred tax assets on our consolidated financial statements.

Veeva Systems Inc. | Form 10-K   51

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Act was enacted into law and amended certain provisions of the Internal Revenue Code of 1986 (IRC). Amendments to the IRC, include, among others, a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, a transition tax on accumulated foreign earnings (transition tax), the shift from a worldwide to a territorial tax regime, and a limitation on the deductibility of executive compensation under IRC Section 162(m). Accounting Standards Codification (ASC) 740, “Income Taxes” (Topic 740), requires us to recognize the effect of the Tax Act in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities.

However, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows companies the ability to record provisional amounts during a measurement period not to extend more than one year beyond the Tax Act enactment date. Since the Tax Act was passed late in 2017 and further guidance and accounting interpretations are expected over the next 12 months, our provisional estimate on the effect of the Tax Act in our financial statements remains subject to change. We have considered the impact of the transition tax, and we expect to complete our analysis within the measurement period in accordance with SAB 118.

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Fiscal Year Ended January 31,
	2018	2017	2016
	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$554,446	$434,316	$316,314
Professional services and other	131,125	109,727	92,907
Total revenues	685,571	544,043	409,221
Cost of revenues(1):
Cost of subscription services	110,465	94,386	71,180
Cost of professional services and other	100,974	79,295	71,034
Total cost of revenues	211,439	173,681	142,214
Gross profit	474,132	370,362	267,007
Operating expenses(1):
Research and development	132,051	96,750	65,976
Sales and marketing	130,898	116,803	80,984
General and administrative	60,391	48,841	41,458
Total operating expenses	323,340	262,394	188,418
Operating income	150,792	107,968	78,589
Other income, net	7,842	1,667	28
Income before income taxes	158,634	109,635	78,617
Provision for income taxes	16,668	40,831	24,157
Net income	$141,966	$68,804	$54,460

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,448	$1,109	$563
Cost of professional services and other	8,476	6,002	3,858
Research and development	17,782	11,937	7,249
Sales and marketing	16,288	13,271	6,861
General and administrative	10,055	8,479	5,727
Total stock-based compensation	$54,049	$40,798	$24,258

52    Veeva Systems Inc. | Form 10-K

	Fiscal Year Ended January 31,
	2018	2017	2016
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	80.9%	79.8%	77.3%
Professional services and other	19.1	20.2	22.7
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of subscription services	16.1	17.3	17.4
Cost of professional services and other	14.7	14.6	17.4
Total cost of revenues	30.8	31.9	34.8
Gross profit	69.2	68.1	65.2
Operating expenses:
Research and development	19.3	17.8	16.1
Sales and marketing	19.1	21.5	19.8
General and administrative	8.8	9.0	10.1
Total operating expenses	47.2	48.3	46.0
Operating income	22.0	19.8	19.2
Other income, net	1.1	0.3	—
Income before income taxes	23.1	20.1	19.2
Provision for income taxes	2.4	7.5	5.9
Net income	20.7%	12.6%	13.3%

Revenues

	Fiscal Year Ended January 31,			2018 to 2017	2017 to 2016
	2018	2017	2016	% Change	% Change
	(dollar amounts in thousands)
Revenues:
Subscription services	$554,446	$434,316	$316,314	28%	37%
Professional services and other	131,125	109,727	92,907	20	18
Total revenues	$685,571	$544,043	$409,221	26	33
Percentage of revenues:
Subscription services	81%	80%	77%
Professional services and other	19	20	23
Total revenues	100%	100%	100%

Fiscal 2018 Compared to Fiscal 2017.

Total revenues increased $141.5 million, of which $120.1 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $71.6 million of subscription services revenue attributable to Veeva Vault solutions and $48.5 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues, which is primarily measured by the estimated location of end users or usage of our subscription services, was 54% from North America, 30% from Europe and other and 16% from Asia in fiscal year ended January 31, 2018 as compared to subscription services revenues of 53% from North America, 30% from Europe and other and 17% from Asia in fiscal year ended January 31, 2017.

Professional services and other revenues increased $21.4 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increase was primarily driven by the professional services revenues associated with our Veeva Vault solutions. The geographic mix of professional services and other revenues, as measured by the estimated location of the resources performing the services, was 60% from North America, 28% from Europe and other and 12% from Asia in fiscal years ended January 31, 2018 and 2017.

Veeva Systems Inc. | Form 10-K   53

Subscription services revenues were 81% of total revenues for fiscal year ended January 31, 2018, compared to 80% of total revenues for fiscal year ended January 31, 2017, reflecting the faster growth rate of our subscription services revenues as compared to the growth rate of our professional services revenues. Existing customers that are expanding their deployment of an existing Veeva product often do not require the same level of professional services for such expansions as compared with the level required for new customers or implementations of new products by existing customers.

Over time, we expect the proportion of our total revenues from subscription services to increase.

Fiscal 2017 Compared to Fiscal 2016.

Total revenues increased $134.8 million, of which $118.0 million was from growth in subscription services revenues. The increase in subscription services revenue consisted of $69.0 million of subscription services revenue attributable to Veeva Vault solutions, including the full year contribution from the acquired Zinc Ahead business, and $49.0 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues, which is primarily measured by the estimated location of end users or usage of our subscription services, was 53% from North America, 30% from Europe and other and 17% from Asia in fiscal year ended January 31, 2017 as compared to subscription services revenues of 53% from North America, 28% from Europe and other and 19% from Asia in fiscal year ended January 31, 2016.

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

Costs and Expenses

	Fiscal Year Ended January 31,			2018 to 2017	2017 to 2016
	2018	2017	2016	% Change	% Change
	(dollar amounts in thousands)
Cost of revenues:
Cost of subscription services	$110,465	$94,386	$71,180	17%	33%
Cost of professional services and other	100,974	79,295	71,034	27	12
Total cost of revenues	$211,439	$173,681	$142,214	22	22
Gross margin percentage:
Subscription services	80%	78%	77%
Professional services and other	23	28	24
Total gross margin percentage	69%	68%	65%
Gross profit	$474,132	$370,362	$267,007	28%	39%
Headcount (at period end)	783	623	512	26%	22%

54    Veeva Systems Inc. | Form 10-K

Fiscal 2018 Compared to Fiscal 2017. Cost of revenues increased $37.8 million, of which $16.1 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of end users of our subscription services, which drove an increase of $6.2 million in fees paid to salesforce.com and a $3.8 million increase in computing infrastructure costs, and $2.1 million in duplicative costs associated with the migration of our computing infrastructure. In addition, we had an 8% increase in the headcount of our subscription services team, which drove a $2.9 million increase in employee compensation-related costs (includes an increase of $0.3 million in stock-based compensation). We expect cost of subscription services revenues to increase in absolute dollars in the near term, as we renew existing orders and enter into new orders for our subscription services. In addition, we expect to continue to incur temporary duplicate infrastructure costs associated with the migration of our computing infrastructure through our fiscal quarter ending July 31, 2019 for our Veeva Vault applications, Veeva Network applications, and certain other Veeva Commercial Cloud applications to Amazon Web Services.

Cost of professional services and other revenues increased $21.7 million, primarily due to a 33% increase in headcount of our professional services team, which drove a $17.6 million increase in employee compensation-related costs (includes an increase of $2.5 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. In addition, we had an increase in third-party subcontractor costs of $1.3 million. We expect cost of professional services and other revenues to increase in absolute dollars in the near term as we add personnel to our global professional services organization.

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

Gross profit as a percentage of total revenues for fiscal years ended January 31, 2018, 2017 and 2016 was 69%, 68% and 65%, respectively. The increases compared to the prior periods is largely due to an increase in the proportion of total revenues attributable to subscription services revenues, which have higher gross margins, as compared to professional services and other revenues, as well as the continued growth of our Veeva Vault, Veeva Network master data management solutions, and our newer multichannel CRM applications that compliment Veeva CRM, all of which have slightly higher subscription services gross margins than our core Veeva CRM application. We expect gross margin to slightly increase in the fiscal year ending January 31, 2019 due to the growth of our Vault products, which have a higher gross margin profile relative to our core CRM product.

Operating Expenses and Operating Margin

Operating expenses include research and development, sales and marketing and general and administrative expenses. As we continue to invest in our growth through hiring, we expect operating expenses to increase in absolute dollars and slightly as a percentage of revenue in the near term.

Veeva Systems Inc. | Form 10-K   55

Research and Development

	Fiscal Year Ended January 31,			2018 to 2017	2017 to 2016
	2018	2017	2016	% Change	% Change
	(dollar amounts in thousands)
Research and development	$132,051	$96,750	$65,976	36%	47%
Percentage of total revenues	19%	18%	16%
Headcount (at period end)	753	607	480	24%	26%

Fiscal 2018 Compared to Fiscal 2017. Research and development expenses increased $35.3 million, primarily due to a 24% increase in headcount during the period, which drove an increase of $30.9 million in employee compensation-related costs (includes an increase of $5.8 million in stock-based compensation). There was also an increase of $2.9 million primarily associated with our migration to Amazon Web Services to support the development and testing of our product infrastructure, platform, and applications. This increase was offset by $1.1 million of capitalized internal-use software development costs during the period.

Fiscal 2017 Compared to Fiscal 2016. Research and development expenses increased $30.8 million, primarily due to a 26% increase in headcount during the period, which drove an increase of $27.3 million in employee compensation-related costs (includes an increase of $4.7 million in stock-based compensation and the full year impact of the headcount acquired from the acquired Zinc Ahead business). The expansion of our headcount in this area was to support the increased number of products that were under development.

We expect research and development expenses to increase in absolute dollars and may increase as a percentage of revenue in the near term, primarily due to higher headcount as we continue to add research and development personnel, invest in our solutions, and develop new technologies.

Sales and Marketing

	Fiscal Year Ended January 31,			2018 to 2017	2017 to 2016
	2018	2017	2016	% Change	% Change
	(dollar amounts in thousands)
Sales and marketing	$130,898	$116,803	$80,984	12%	44%
Percentage of total revenues	19%	22%	20%
Headcount (at period end)	432	401	338	8%	19%

Fiscal 2018 Compared to Fiscal 2017. Sales and marketing expenses increased $14.1 million, primarily due to an 8% increase in headcount, which drove an increase of $12.2 million in employee compensation-related costs (includes an increase of $3.0 million in stock-based compensation). In addition, there was an increase of $1.4 million in marketing program costs.

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

56    Veeva Systems Inc. | Form 10-K

We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our newer solutions and our continued expansion of our sales capacity across all our solutions. Upon the adoption of Topic 606, we will be capitalizing and amortizing commissions, whereas we previously expensed these in the period in which they were incurred. Previously, this would have reduced sales and marketing expenses as compared to their treatment under Topic 605. However, unrelated to Topic 606, we have changed our sales compensation model for our fiscal year ending January 31, 2019 to a higher percentage of fixed versus variable compensation. We believe this better aligns compensation to our long-term and strategic selling approach. Due to this change, we expect the impact from Topic 606 on sales and marketing expenses to be immaterial for our fiscal year ending January 31, 2019.

General and Administrative

	Fiscal Year Ended January 31,			2018 to 2017	2017 to 2016
	2018	2017	2016	% Change	% Change
	(dollar amounts in thousands)
General and administrative	$60,391	$48,841	$41,458	24%	18%
Percentage of total revenues	9%	9%	10%
Headcount (at period end)	203	163	144	25%	13%

Fiscal 2018 Compared to Fiscal 2017. General and administrative expenses increased $11.6 million, primarily due to a 25% increase in headcount which drove an increase of $6.0 million in employee compensation-related costs (includes an increase of $1.6 million in stock-based compensation), an increase of $5.4 million in legal fees related to litigation activity during the period and an increase of $1.5 million related to third-party accounting professional services costs primarily related to the implementation of new accounting standards and tax-related activities. This increase was offset by a decrease of $2.3 million in deferred compensation associated with the acquired Zinc Ahead business.

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

We expect general and administrative expenses to continue to grow in absolute dollars in the near term as we continue to invest in our business and infrastructure. Such costs include increases in headcount in our finance, legal and employee success functions, third-party legal fees, particularly in relation to the matters described in Item 3. “Legal Proceedings,” and additional accounting, tax and compliance-related fees. We also expect an increase in general and administrative expenses related to the stock-based compensation associated with a stock option grant to our CEO on January 10, 2018 (see note 9 of the notes to our consolidated financial statements for further detail).

Other Income, Net

	Fiscal Year Ended January 31,			2018 to 2017	2017 to 2016
	2018	2017	2016	% Change	% Change
	(dollar amounts in thousands)
Other income, net	$7,842	$1,667	$28	370%	5854%

Veeva Systems Inc. | Form 10-K   57

Fiscal 2018 Compared to Fiscal 2017. Other income, net increased $6.2 million, primarily due to an increase in interest and other income of $3.9 million due to higher cash and cash equivalent balances and higher yield in the current period. In addition, there was an increase in foreign currency gains of $2.2 million during the period, which includes gains and losses from the underlying foreign currency exposures partially offset by hedge positions. We continue to experience foreign currency fluctuations primarily due to the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen and Chinese Yuan. We may continue to experience favorable or adverse foreign currency impacts due to volatility in these currencies.

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

Provision for Income Taxes

	Fiscal Year Ended January 31,			2018 to 2017	2017 to 2016
	2018	2017	2016	% Change	% Change
	(dollar amounts in thousands)
Income before income taxes	$158,634	$109,635	$78,617	45%	39%
Provision for income taxes	16,668	40,831	24,157	-59%	69%
Effective tax rate	10.5%	37.2%	30.7%

Our effective tax rate was 11%, 37% and 31% for the years ended January 31, 2018, 2017 and 2016, respectively. Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that are subject to a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to income earned in jurisdictions with lower statutory tax rates, state taxes, the U.S. research and development tax credit, equity compensation, the U.S. domestic production activity deduction, and foreign income subject to taxation in the United States. As discussed in notes 1 and 8 of the consolidated financial statements, we adopted ASU 2016-09 on February 1, 2017. We recorded all income tax effects of share-based awards in the provision for income taxes in the consolidated statement of comprehensive income on a prospective basis. Prior to adoption, we recognized excess tax benefits from stock-based compensation in excess of par value to the extent that the related tax deduction reduced income taxes payable. We are currently under audit by the Internal Revenue Service (IRS) for our income tax return for fiscal year ended January 31, 2015 and for our employment tax for calendar years 2015 and 2016. We believe that the returns for the years under examination were prepared appropriately and were filed correctly with the IRS. Currently, fiscal years ended January 31, 2015 and forward remain open for IRS income tax audit.

58    Veeva Systems Inc. | Form 10-K

Fiscal 2018 Compared to Fiscal 2017. During the fiscal year ended January 31, 2018, our effective tax rate decreased primarily due to the adoption of ASU 2016-09 on February 1, 2017, the first day of fiscal 2018. The adoption of this guidance on a prospective basis resulted in the recognition of excess tax benefits related to equity compensation in our provision for income taxes of $45.8 million, which lowered our effective tax rate by 2750 basis points for the fiscal year ended January 31, 2018.

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

In addition, we may experience material changes to effective tax rate based on the enactment of the Tax Act. See “Tax Cuts and Jobs Act of 2017” above for more information. We expect additional provisions of the Tax Act, such as the amendment to Section 162(m) to apply to us in the future. We will continue to identify and analyze other applicable provisions from the 2017 Act that could impact our fiscal year ending January 31, 2019 and beyond. The ultimate impact of the Tax Act will also depend on changes in interpretations, assumptions, and guidance and actions we may take in response to those and the Tax Act.

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

Veeva Systems Inc. | Form 10-K   59

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

60    Veeva Systems Inc. | Form 10-K

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Fiscal Year Ended January 31,
	2018	2017	2016
Operating income on a GAAP basis	$150,792	$107,968	$78,589
Stock-based compensation expense	54,049	40,798	24,258
Amortization of purchased intangibles	7,790	8,216	4,308
Capitalization of internal-use software	(1,733)	(586)	(431)
Amortization of internal-use software	619	663	755
Deferred compensation associated with Zinc Ahead acquisition	532	2,815	1,120
Operating income on a non-GAAP basis	$212,049	$159,874	$108,599
Net income on a GAAP basis	$141,966	$68,804	$54,460
Stock-based compensation expense	54,049	40,798	24,258
Amortization of purchased intangibles	7,790	8,216	4,308
Capitalization of internal-use software	(1,733)	(586)	(431)
Amortization of internal-use software	619	663	755
Deferred compensation associated with Zinc Ahead acquisition	532	2,815	1,120
Income tax effect on non-GAAP adjustments	(60,294)	(12,759)	(10,017)
Net income on a non-GAAP basis	$142,929	$107,951	$74,453
Net income allocated to participating securities on a GAAP basis	$—	$(3)	$(47)
Net income allocated to participating securities from non-GAAP adjustments	—	1	(18)
Net income allocated to participating securities on a non-GAAP basis	—	(2)	(65)
Net income attributable to common stockholders on a non-GAAP basis	$142,929	$107,949	$74,388
Diluted net income per share on a GAAP basis	$0.92	$0.47	$0.38
Stock-based compensation expense	0.36	0.27	0.16
Amortization of purchased intangibles	0.05	0.06	0.03
Capitalization of internal-use software	(0.01)	—	—
Amortization of internal-use software	—	—	—
Deferred compensation associated with Zinc Ahead acquisition	—	0.02	0.01
Income tax effect on non-GAAP adjustments	(0.39)	(0.09)	(0.07)
Diluted net income per share on a non-GAAP basis	$0.93	$0.73	$0.51

Liquidity and Capital Resources

	Fiscal Year Ended January 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities(1)	$233,437	$144,011	$80,154
Net cash used in investing activities	(154,722)	(96,652)	(96,683)
Net cash provided by financing activities(1)	20,773	37,976	19,406
Effect of exchange rate changes on cash and cash equivalents	3,089	92	49
Net change in cash and cash equivalents	$102,577	$85,427	$2,926

(1)

During the fiscal year ended January 31, 2018, we adopted ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment.” Refer to note 1—New Accounting Pronouncements Adopted in Fiscal 2018 for further details. This adoption resulted in a $8.6 million and $45.8 million increase in net cash provided by operating activities and a corresponding decrease in net cash provided by financing activities for the three months and fiscal year ended January 31, 2018, respectively.

Veeva Systems Inc. | Form 10-K   61

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents and short-term investments, as well as cash flows generated from our operations. At January 31, 2018, our cash, cash equivalents and short-term investments totaled $762.0 million, of which $48.4 million represented cash and cash equivalents held outside of the United States. Non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States and, therefore, no U.S. current or deferred taxes have been accrued related to these balances. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the United States. Under currently enacted tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts may be subject to certain jurisdictional taxes.

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

Cash Flows from Operating Activities

Our largest source of operating cash inflows is cash collections from our customers for subscription services. We also generate significant cash flows from our professional services arrangements. The first quarter of our fiscal year is seasonally the strongest quarter for cash inflows due to the timing of our billings and collections. Our primary uses of cash from operating activities are for employee-related expenditures, fees to salesforce.com, third-party professional services costs, employee travel costs, and leases for office space.

Fiscal 2018 Compared to Fiscal 2017. Net cash provided by operating activities was $233.4 million for the fiscal year ended January 31, 2018. Our cash provided by operating activities during the fiscal year ended January 31, 2018 primarily reflected our net income of $142.0 million, adjustments for non-cash items of $73.0 million, and a net increase in our operating assets and liabilities of $18.5 million. Non-cash charges included $54.0 million of stock-based compensation expense, $14.3 million of depreciation and amortization expense, and $1.4 million of amortization of premiums on short-term investments. The net changes in operating assets and liabilities included an increase of $61.8 million in deferred revenue resulting primarily from increased orders from new and existing customers, which was offset by a decrease of $50.7 million in accounts receivable related to the seasonal nature of our billings and the timing of collections.

Fiscal 2017 Compared to Fiscal 2016. Net cash provided by operating activities was $144.0 million for the fiscal year ended January 31, 2017. Our cash provided by operating activities during the fiscal year ended January 31, 2017 primarily reflected our net income of $68.8 million, adjustments for non-cash items of $51.5 million, and the net increase in our operating assets and liabilities of $23.7 million. Non-cash charges included $40.8 million of stock-based compensation expense, $13.8 million of depreciation and amortization expense and $1.9 million of amortization of premiums on short-term investments. The net changes in operating assets and liabilities included an increase of $56.2 million in deferred revenue resulting primarily from increased orders from new and existing customers, which was offset by a decrease of $38.1 million in accounts receivable related to the seasonal nature of our billings and the timing of collections.

62    Veeva Systems Inc. | Form 10-K

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth, including the continuing build-out of our corporate headquarters located in Pleasanton, California, which was complete as of the end of the fiscal year ended January 31, 2018.

Fiscal 2018 Compared to Fiscal 2017. Net cash used in investing activities was $154.7 million for the fiscal year ended January 31, 2018 resulting primarily from $437.9 million in net purchases of marketable securities, $9.6 million in cash used for purchases of property and equipment to support the growth of our business, including the build-out of our new corporate headquarters and $1.7 million of capitalized internal-use software development costs. The cash outflows were offset by $294.7 million provided from net maturities of marketable securities.

Fiscal 2017 Compared to Fiscal 2016. Net cash used in investing activities was $96.7 million for the fiscal year ended January 31, 2017 resulting primarily from $314.8 million in purchases of short-term investments and $6.9 million in cash used for purchases of property and equipment to support the growth of our business, including the build-out of our new corporate headquarters. The cash outflows were offset by $225.6 million provided from net maturities of marketable securities.

Cash Flows from Financing Activities

The cash flows from financing activities relate to stock option exercises.

Fiscal 2018 Compared to Fiscal 2017. Net cash provided by financing activities was $20.8 million for the fiscal year ended January 31, 2018 related to the proceeds from employee stock option exercises.

Fiscal 2017 Compared to Fiscal 2016. Net cash provided by financing activities was $38.0 million for the fiscal year ended January 31, 2017 resulting from $25.6 million in excess tax benefits from our employee stock plans and $12.4 million in proceeds from employee stock option exercises.

Please note that in the fiscal year ended January 31, 2017, cash flows from financing activities also included excess tax benefits from stock option exercises.

Commitments

Our principal commitments consist of obligations for minimum payment commitments to salesforce.com and leases for office space. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025.

As of January 31, 2018, the future non-cancelable minimum payments under these commitments were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Salesforce.com commitments	$285,835	$5,681	$30,154	$—	$250,000
Operating lease obligations	17,487	4,955	7,309	3,875	1,348
Total	$303,322	$10,636	$37,463	$3,875	$251,348

Veeva Systems Inc. | Form 10-K   63

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, valuation of acquired intangible assets, and income taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. Historically, our assumptions, judgments and estimates in accordance with our critical accounting policies have not materially differed from actual results. For a more detailed discussion of these accounting policies and our use of estimates, refer to note 1 of the notes to our consolidated financial statements included in this report.

Revenue Recognition

We consider revenue recognition to be a significant accounting policy.  For a description of our application of GAAP to our revenue recognition, see note 1 of the notes to our consolidated financial statements.

Stock-Based Compensation

We consider compensation expense related to stock-based transactions, including the assumptions used in the determination of the fair value of option awards to be a significant accounting policy. For a description of our assumptions used for our stock-based compensation policy, see note 9 of the notes to our consolidated financial statements.

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

64    Veeva Systems Inc. | Form 10-K

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro and Japanese Yen, and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For our fiscal year ended January 31, 2018, our foreign currency gain was $1.2 million. For our fiscal years ended January 31, 2017 and 2016, our foreign currency loss was $1.0 million and $1.8 million, respectively.

We have experienced and will continue to experience fluctuations in our net income as a result of gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We initiated a program during our fiscal year ended January 31, 2018 to engage in the hedging of our foreign currency transactions and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar.

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $762.0 million as of January 31, 2018. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities, corporate notes and bonds, commercial paper, asset-backed securities, mortgage-backed securities, foreign government bonds, and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase of 100-basis points in interest rates would have resulted in a $3.0 million market value reduction in our investment portfolio as of January 31, 2018. An immediate decrease of 100-basis points in interest rates would have increased the market value by $3.0 million as of January 31, 2018. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Veeva Systems Inc. | Form 10-K   65

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VEEVA SYSTEMS INC.

66    Veeva Systems Inc. | Form 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Veeva Systems Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Veeva Systems Inc. and subsidiaries (the “Company”) as of January 31, 2018 and 2017, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2018, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veeva Systems Inc. and subsidiaries as of January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Veeva Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Veeva Systems Inc. | Form 10-K   67

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Santa Clara, California

March 29, 2018

68    Veeva Systems Inc. | Form 10-K

VEEVA SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	January 31,	January 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$320,183	$217,606
Short-term investments	441,779	301,266
Accounts receivable, net of allowance for doubtful accounts of $345 and $659, respectively	233,731	182,816
Prepaid expenses and other current assets	12,443	10,177
Total current assets	1,008,136	711,865
Property and equipment, net	52,284	49,907
Goodwill	95,804	95,804
Intangible assets, net	31,490	39,283
Deferred income taxes, noncurrent	3,490	16,460
Other long-term assets	5,804	4,057
Total assets	$1,197,008	$917,376
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,944	$5,677
Accrued compensation and benefits	17,054	12,007
Accrued expenses and other current liabilities	13,152	12,310
Income tax payable	2,080	3,228
Deferred revenue	275,446	213,562
Total current liabilities	314,676	246,784
Deferred income taxes, noncurrent	3,828	12,974
Other long-term liabilities	6,977	4,964
Total liabilities	325,481	264,722
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 117,246,735 and 103,789,544 issued and outstanding at January 31, 2018 and 2017, respectively	1	1
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 24,822,661 and 34,097,075 issued and outstanding at January 31, 2018 and 2017, respectively	—	—
Additional paid-in capital	515,272	439,658
Accumulated other comprehensive income	1,404	111
Retained earnings	354,850	212,884
Total stockholders’ equity	871,527	652,654
Total liabilities and stockholders’ equity	$1,197,008	$917,376

See Notes to Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-K   69

VEEVA SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Fiscal Year Ended January 31,
	2018	2017	2016
Revenues:
Subscription services	$554,446	$434,316	$316,314
Professional services and other	131,125	109,727	92,907
Total revenues	685,571	544,043	409,221
Cost of revenues(1):
Cost of subscription services	110,465	94,386	71,180
Cost of professional services and other	100,974	79,295	71,034
Total cost of revenues	211,439	173,681	142,214
Gross profit	474,132	370,362	267,007
Operating expenses(1):
Research and development	132,051	96,750	65,976
Sales and marketing	130,898	116,803	80,984
General and administrative	60,391	48,841	41,458
Total operating expenses	323,340	262,394	188,418
Operating income	150,792	107,968	78,589
Other income, net	7,842	1,667	28
Income before income taxes	158,634	109,635	78,617
Provision for income taxes	16,668	40,831	24,157
Net income	$141,966	$68,804	$54,460
Net income attributable to Class A and Class B common stockholders, basic and diluted	$141,966	$68,801	$54,413
Net income per share attributable to Class A and Class B common stockholders:
Basic	$1.01	$0.51	$0.41
Diluted	$0.92	$0.47	$0.38
Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	140,311	135,698	132,020
Diluted	153,681	147,578	144,977
Other comprehensive income:
Net change in unrealized losses on available-for-sale investments	$(1,793)	$(153)	$(181)
Net change in cumulative foreign currency translation gain	3,086	92	327
Comprehensive income	$143,259	$68,743	$54,606

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,448	$1,109	$563
Cost of professional services and other	8,476	6,002	3,858
Research and development	17,782	11,937	7,249
Sales and marketing	16,288	13,271	6,861
General and administrative	10,055	8,479	5,727
Total stock-based compensation	$54,049	$40,798	$24,258

See Notes to Consolidated Financial Statements.

70    Veeva Systems Inc. | Form 10-K

VEEVA SYSTEMS INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
	Class A & B		Additional		Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 31, 2015	131,067,625	1	317,881	88,925	26	406,833
Issuance of common stock upon exercise of stock options	2,012,497	—	5,898	—	—	5,898
Issuance of common stock upon early exercise of stock options	22,084	—	—	—	—	—
Vesting of early exercised stock options	—	—	70	—	—	70
Repurchase of unvested early exercised stock options	(3,333)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	446,312	—	(6)	—	—	(6)
Stock-based compensation expense	—	—	24,321	—	—	24,321
Excess tax benefits from employee stock plans	—	—	13,527	—	—	13,527
Other comprehensive income	—	—	—	—	146	146
Net income	—	—	—	54,460	—	54,460
Balance at January 31, 2016	133,545,185	1	361,691	143,385	172	505,249
Issuance of common stock upon exercise of stock options	3,369,356	—	12,443	—	—	12,443
Vesting of early exercised stock options	—	—	26	—	—	26
Issuance of common stock upon vesting of restricted stock units	972,078	—	(14)	—	—	(14)
Stock-based compensation expense	—	—	39,884	—	—	39,884
Excess tax benefits from employee stock plans	—	—	25,628	—	—	25,628
Other comprehensive loss	—	—	—	—	(61)	(61)
Net income	—	—	—	69,499	—	69,499
Balance at January 31, 2017	137,886,619	$1	$439,658	$212,884	$111	$652,654
Issuance of common stock upon exercise of stock options	2,935,962	—	21,194	—	—	21,194
Vesting of early exercised stock options	—	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	1,246,815	—	—	—	—	—
Stock-based compensation expense	—	—	54,419	—	—	54,419
Excess tax benefits from employee stock plans	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	1,293	1,293
Net income	—	—	—	141,966	—	141,966
Balance at January 31, 2018	142,069,396	$1	$515,272	$354,850	$1,404	$871,527

See Notes to Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-K   71

VEEVA SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$141,966	$68,804	$54,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,277	13,825	8,464
Amortization of premiums on short-term investments	1,389	1,852	2,804
Stock-based compensation	54,049	40,798	24,258
Deferred income taxes	3,282	(5,073)	(6,264)
Loss on foreign currency from market-to-market derivative	265	—	—
Bad debt expense	(242)	130	201
Changes in operating assets and liabilities:
Accounts receivable	(50,673)	(38,148)	(46,653)
Income taxes	(2,520)	911	(2,994)
Prepaid expenses and other current and long-term assets	(2,492)	831	180
Accounts payable	1,396	1,113	(494)
Accrued expenses and other current liabilities	7,149	336	5,042
Deferred revenue	61,773	56,208	39,357
Other long-term liabilities	3,818	2,424	1,793
Net cash provided by operating activities(1)	233,437	144,011	80,154
Cash flows from investing activities
Purchases of short-term investments	(437,858)	(314,847)	(313,357)
Maturities and sales of short-term investments	294,705	225,600	364,968
Purchases of property and equipment	(9,633)	(6,923)	(21,153)
Acquisitions, net of cash acquired	—	—	(126,183)
Purchases of intangible assets	—	—	(568)
Capitalized internal-use software development costs	(1,734)	(584)	(431)
Changes in restricted cash and deposits	(202)	102	41
Net cash used in investing activities	(154,722)	(96,652)	(96,683)
Cash flows from financing activities
Proceeds from early exercise of common stock options	—	—	10
Proceeds from exercise of common stock options	20,773	12,362	5,875
Restricted stock units acquired to settle employee tax withholding liability	—	(14)	(6)
Excess tax benefits from employee stock plans	—	25,628	13,527
Net cash provided by financing activities(1)	20,773	37,976	19,406
Effect of exchange rate changes on cash and cash equivalents	3,089	92	49
Net change in cash and cash equivalents	102,577	85,427	2,926
Cash and cash equivalents at beginning of period	217,606	132,179	129,253
Cash and cash equivalents at end of period	$320,183	$217,606	$132,179
Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$12,461	$14,154	$19,968
Non-cash investing and financing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$(1,388)	$460	$334
Vesting of early exercised stock options	$1	$26	$70
Working capital adjustment, not yet paid	$—	$—	$339

See Notes to Consolidated Financial Statements.

(1)

During the fiscal year ended January 31, 2018, we adopted Accounting Standards Update (ASU) 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment.” Refer to note 1—New Accounting Pronouncements Adopted in Fiscal 2018 for further details. This adoption resulted in a $8.6 million and $45.8 million increase in net cash provided by operating activities and a corresponding decrease in net cash provided by financing activities for the three months and fiscal year ended January 31, 2018, respectively.

72   Veeva Systems Inc. | Form 10-K

Note 1. Summary of Business and Significant Accounting Policies

Description of Business

Veeva is a leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our products are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (R&D) to commercialization. Our products address a broad range of needs—including multichannel customer relationship management (CRM), content management, master data management, and data regarding healthcare professionals and organizations. Veeva is also offering its regulated content management solutions to a new set of customers in process and discrete manufacturing, consumer packaged goods, and highly regulated services industries. Our fiscal year end is January 31.

Principles of Consolidation and Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding annual financial reporting and include the accounts of our wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

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

Veeva Systems Inc. | Form 10-K   73

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

Multiple Element Arrangements

We apply the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-13, Multiple—Deliverable Revenue Arrangements, to allocate revenues based on relative best estimated selling price (BESP) to each unit of accounting in multiple element arrangements, which generally include subscriptions and professional services. BESP of each unit of accounting included in a multiple element arrangement is based upon management’s estimate of the selling price of deliverables when vendor specific objective evidence or third-party evidence of selling price is not available.

We enter into arrangements with multiple deliverables that generally include our subscription offerings and professional services. For these arrangements we must: (i) determine whether each deliverable has stand-alone value; (ii) determine the estimated selling price of each element using the selling price hierarchy of vendor-specific objective evidence (VSOE) of fair value, third-party evidence (TPE) or BESP, as applicable; and (iii) allocate the total price among the various deliverables based on the relative selling price method.

74    Veeva Systems Inc. | Form 10-K

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

We determine BESP for our subscription services included in a multiple element arrangement by considering multiple factors including, but not limited to, stated subscription renewal rates and other major groupings such as customer type and geography.

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

Veeva Systems Inc. | Form 10-K   75

We do not require collateral from our customers and generally require payment within 30 to 60 days of billing. We periodically evaluate the collectibility of our accounts receivable and provide an allowance for doubtful accounts as necessary, based on historical experience. Historically, losses related to lack of collectibility have not been material.

The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	January 31,	January 31,
	2018	2017
Customer 1	18%	15%
Customer 2	13%	15%

*	Does not exceed 10%.

In our fiscal years ended January 31, 2018, 2017 and 2016, our top 10 customers accounted for 42%, 45% and 50% of our total revenues, respectively. No single customer represented over 10% of our total revenues for the fiscal years ended January 31, 2018, 2017 or 2016.

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We classify certain restricted cash balances within other long-term assets on the accompanying balance sheets based upon the term of the remaining restrictions.

Short-term Investments

We classify short-term investments as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All short-term investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income, net, in the consolidated statements of comprehensive income. Interest, amortization of premiums, and accretion of discount on all short-term investments classified as available for sale are also included as a component of other income, net, in the consolidated statements of comprehensive income.

We may sell our short-term investments at any time, without significant penalty, for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond 12 months as current assets in the accompanying consolidated balance sheets.

76    Veeva Systems Inc. | Form 10-K

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

	Fiscal Year Ended January 31,
	2018	2017	2016
Balance at beginning of period	$659	$542	$413
Add: charges (credits) to costs and expenses	(242)	130	201
Less: (write-offs)	(72)	(13)	(72)
Balance at end of period	$345	$659	$542

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

Internal-Use Software

We capitalize certain costs incurred for the development of computer software for internal use. These costs generally relate to the development of our CRM, content and information management and customer master solutions. We capitalize these costs during the development of the project, when it is determined that it is probable that the project will be completed, and the software will be used as intended. Costs related to preliminary project activities, post-implementation activities, training and maintenance are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years, and the amortization expense is recorded as a component of cost of subscription services. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our solutions, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs we capitalize and amortize could change in future periods.

Veeva Systems Inc. | Form 10-K   77

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets acquired and liabilities assumed in connection with business combinations accounted for using the acquisition method of accounting. Goodwill is not amortized, but instead goodwill is required to be tested for impairment annually and under certain circumstances. We perform such testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit’s carrying value, we will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, we will compare the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. We have one reporting unit and evaluate goodwill for impairment at the entity level. We completed our annual impairment test in our fourth quarter of fiscal year ended January 31, 2018, which did not result in any impairment of the goodwill balance.

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

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. There were no impairment charges recognized during fiscal years ended January 31, 2018, 2017 and 2016.

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

78    Veeva Systems Inc. | Form 10-K

Stock-based Compensation

We recognize compensation expense for all stock-based awards, including stock options and restricted stock units (RSUs), based on the estimate of fair value of the award at the grant date. The fair value of each option award is estimated on the grant date using either a Monte Carlo simulation for market condition awards or Black-Scholes option-pricing model and a single option award approach.  These models require that at the date of grant we determine the fair value of the underlying common stock, the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield of our common stock. The fair value of each RSU award is measured based on the closing stock price of our common stock on the date of grant. We adopted ASU 2016-09 on February 1, 2017. Upon adoption, we elected to account for forfeitures as they occur and to no longer estimate for forfeitures. As such, we recorded a net cumulative-effect adjustment of $0.7 million to increase our February 1, 2017 opening retained earnings balance.  The compensation expense is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four to nine years.

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

Sales Commissions

Sales commissions paid for subscriptions are recorded as a component of sales and marketing expenses when earned by our sales team. Commissions are typically earned upon booking of a customer contract. Sales commission expense was $21.9 million, $22.0 million and $16.4 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

Advertising Expenses

Advertising is expensed as incurred. Advertising expense was $0.4 million, $0.2 million and $0.2 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

Veeva Systems Inc. | Form 10-K   79

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

We regularly assess the realizability of our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some or all of our deferred tax assets will not be realized. We evaluate and weigh all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative income in recent years.

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

Foreign Currency Exchange

The functional currency for Brazil, China, India, Japan, Korea and the Zinc subsidiaries in the United Kingdom is their local currency and for all other foreign subsidiaries their functional currency is the U.S. dollar. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars for those entities that do not have U.S. dollars as their functional currency are recorded as part of a separate component of the consolidated statements of comprehensive income. Foreign currency transaction gains and losses are included in the consolidated statements of operations for the period. All monetary assets and liabilities denominated non-functional currency are translated into the functional currency at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

80    Veeva Systems Inc. | Form 10-K

Warranties and Indemnification

Our cloud applications are generally warranted to perform materially in accordance with our standard services description documentation. Additionally, our contracts generally include provisions for indemnifying customers against liabilities if our solutions infringe a third party’s intellectual property rights, and we may also incur liabilities if we breach the security and/or confidentiality obligations in our contracts. To date, we have not incurred any material costs, and we have not accrued any liabilities in the accompanying consolidated financial statements, as a result of these obligations. We also entered into service-level agreements with our customers that specify required levels of application uptime and permit customers to receive credits or to terminate their agreements and receive a refund of prepaid amounts related to unused subscription services in the event that we fail to meet required performance levels. As of January 31, 2018, we have not accrued any liabilities related to these agreements in the consolidated financial statements.

New Accounting Pronouncements Adopted in Fiscal 2018

Stock-Based Compensation

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment.” The guidance simplifies several aspects of the accounting for employee share-based transactions, including the income tax consequences on the statement of comprehensive income, accounting for forfeitures, the classification on the statement of cash flows, and the calculation of diluted shares. The new standard is effective for interim and annual periods beginning after December 15, 2016. We adopted this standard on February 1, 2017 and the impact of this adoption was as follows:

•

The standard eliminates additional paid in capital (APIC) pools and requires excess tax benefits and deficiencies to be recorded in the income statement as a discrete item when restricted stock units vest or stock options are settled. The adoption of this guidance on a prospective basis resulted in the recognition of excess tax benefits in our provision for income taxes of $8.6 million and $45.8 million for the three months and fiscal year ended January 31, 2018.

•

Upon adoption, we elected to account for forfeitures as they occur and to no longer estimate forfeitures using a modified retrospective transition method, which resulted in a net cumulative-effect adjustment of $0.7 million to increase our February 1, 2017 opening retained earnings balance.

•

In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be classified as operating activities on the consolidated statement of cash flows. Previously, these items were classified as financing activities. We have elected to present the cash flow impact using a prospective transition method. As a result, there were no adjustments to the consolidated statement of cash flows for the three months and fiscal year ended January 31, 2018.

Excess tax benefits and deficiencies must be prospectively excluded from assumed future proceeds in the calculation of diluted shares when using the treasury stock method. The effect of this change on the fully diluted net income per share was immaterial for the three months and fiscal year ended January 31, 2018.

Veeva Systems Inc. | Form 10-K   81

Recently Issued Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 supersedes the existing revenue recognition guidance in “Revenue Recognition (Topic 605)”. In accordance with the deferral, this guidance will be effective for our fiscal year beginning February 1, 2018. We elected to adopt the requirements of the new standard as of February 1, 2018 using the full retrospective transition method.

The adoption of the new standard primarily impacts our accounting for non-cancelable multi-year contracts and will result in an increase to previously reported revenue. For instance, with respect to certain of our multi-year orders in which fees increase from year to year, Topic 606 may require that the total contracted revenue for the entire multi-year term of the order be recognized ratably in the same amount in each year, whereas previously we recognized revenue ratably over the term of each annual invoice period. The adoption of the new standard also impacts changes in our accounting method related to the deferral of costs to obtain customer contracts, which is comprised of commissions on our subscription services arrangements and the other associated fringe benefits. Such costs were expensed as incurred under Topic 605. Under the new standard, these costs are generally capitalized and amortized over the costs’ associated term of economic benefit, which will affect our operating margin as well as the classification and magnitude of the deferred costs for each reporting period. We have determined that the term of economic benefit of our costs to obtain customer contracts is three years.

Select consolidated statements of comprehensive income line items, which reflect the adoption of the new standard are as follows (in thousands):

	Fiscal Year Ended January 31,
	2018		2017
	As Reported	As Adjusted	As Reported	As Adjusted
Revenues:
Subscription services	$554,446	$559,434	$434,316	$440,815
Operating expenses:
Sales and marketing	130,898	128,749	116,803	110,582
Operating income	150,792	157,929	107,968	120,688
Net income	$141,966	$151,176	$68,804	$77,572
Net income per share attributable to Class A and Class B common stockholders:
Basic	$1.01	$1.08	$0.51	$0.57
Diluted	$0.92	$0.98	$0.47	$0.53

82    Veeva Systems Inc. | Form 10-K

Select consolidated balance sheet line items, which reflect the adoption of the new standard are as follows (in thousands):

	Fiscal Year Ended January 31,
	2018
	As Reported	As Adjusted
Assets
Unbilled accounts receivable	$9,063	$13,348
Deferred costs, net, noncurrent	—	30,306
Deferred income taxes, non-current	3,490	2,222
Liabilities
Deferred revenue	$275,446	$266,939
Deferred income taxes, non-current	3,828	10,949
Stockholders’ equity:
Retained earnings	$354,850	$389,559

Note 2. Short-Term Investments

At January 31, 2018, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale securities:
Asset-backed securities	$67,875	$—	$(424)	$67,451
Commercial paper	19,926	—	(12)	19,914
Corporate notes and bonds	160,499	1	(759)	159,741
Foreign government bonds	1,504	—	(18)	1,486
Mortgage backed securities	11,555	—	(75)	11,480
U.S. agency obligations	71,206	1	(76)	71,131
U.S. treasury securities	110,707	5	(136)	110,576
Total available-for-sale securities	$443,272	$7	$(1,500)	$441,779

At January 31, 2017, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale securities:
Asset-backed securities	$20,729	$5	$(16)	$20,718
Commercial paper	20,567	4	(1)	20,570
Corporate notes and bonds	92,843	14	(101)	92,756
U.S. agency obligations	87,091	12	(51)	87,052
U.S. treasury securities	80,277	4	(111)	80,170
Total available-for-sale securities	$301,507	$39	$(280)	$301,266

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	January 31,
	2018	2017
Due in one year or less	$308,172	$225,183
Due in greater than one year	133,607	76,083
Total	$441,779	$301,266

Veeva Systems Inc. | Form 10-K   83

We have certain available-for-sale securities in a gross unrealized loss position, some of which have been in that position for more than 12 months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, our financial position and near-term prospects and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, we would write down the respective investment to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized as other income, net in our consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). There were no impairments considered other-than-temporary as of January 31, 2018 and 2017.

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of January 31, 2018 (in thousands):

		Gross
	Fair	unrealized
	value	losses
Asset-backed securities	$65,690	$(424)
Commercial paper	19,914	(12)
Corporate notes and bonds	155,419	(759)
Foreign government bonds	1,485	(18)
Mortgage backed securities	11,481	(75)
U.S. agency obligations	66,655	(76)
U.S. treasury securities	82,147	(136)

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of January 31, 2017 (in thousands):

		Gross
	Fair	unrealized
	value	losses
Asset-backed securities	$14,027	$(16)
Commercial paper	5,694	(1)
Corporate notes and bonds	67,220	(101)
U.S. agency obligations	40,549	(51)
U.S. treasury securities	68,704	(111)

Note 3. Property and Equipment, Net

Property and equipment, net consists of the following as of the dates shown (in thousands):

	January 31,
	2018	2017
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	20,073	14,731
Equipment and computers	7,732	7,197
Furniture and fixtures	9,619	7,322
Leasehold improvements	3,637	2,615
Construction in progress	36	2,889
	65,121	58,778
Less accumulated depreciation	(12,837)	(8,871)
Total property and equipment, net	$52,284	$49,907

Total depreciation expense was $5.9 million, $4.9 million and $3.1 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. Land is not depreciated.

84    Veeva Systems Inc. | Form 10-K

Note 4. Intangible Assets and Goodwill

The following schedule presents the details of intangible assets as of January 31, 2018 (dollar amounts in thousands):

	January 31, 2018
	Gross			Remaining
	carrying	Accumulated		useful life
	amount	amortization	Net	(in years)
Existing technology	$3,880	$(3,509)	$371	0.8
Database	4,939	(4,091)	848	2.0
Customer contracts and relationships	33,643	(8,798)	24,845	7.5
Software	10,867	(5,820)	5,047	2.2
Brand	1,141	(762)	379	1.2
	$54,470	$(22,980)	$31,490

The following schedule presents the details of intangible assets as of January 31, 2017 (dollar amounts in thousands):

	January 31, 2017
	Gross			Remaining
	carrying	Accumulated		useful life
	amount	amortization	Net	(in years)
Existing technology	$3,880	$(2,733)	$1,147	1.6
Database	4,939	(3,291)	1,648	2.5
Customer contracts and relationships	33,643	(5,245)	28,398	8.5
Software	10,867	(3,481)	7,386	3.2
Brand	1,141	(437)	704	2.2
	$54,470	$(15,187)	$39,283

Amortization expense associated with intangible assets for the fiscal years ended January 31, 2018, 2017 and 2016 was $7.8 million, $8.2 million and $4.3 million, respectively.

The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of January 31, 2018 (in thousands):

Estimated
amortization
Period	expense
Fiscal 2019	$6,969
Fiscal 2020	6,062
Fiscal 2021	3,629
Fiscal 2022	3,182
Fiscal 2023	3,182
Thereafter	8,466
Total	$31,490

Veeva Systems Inc. | Form 10-K   85

Note 5. Accrued Expenses

Accrued expenses consisted of the following as of the dates shown (in thousands):

	January 31,
	2018	2017
Accrued commissions	$3,565	$3,754
Accrued bonus	3,068	2,333
Deferred compensation associated with Zinc Ahead	467	333
Accrued vacation	2,608	1,866
Payroll tax payable	3,580	1,402
Accrued other compensation and benefits	3,766	2,319
Total accrued compensation and benefits	$17,054	$12,007
Accrued fees payable to salesforce.com	4,929	4,520
Accrued third-party professional services subcontractors' fees	1,614	953
Taxes payable	3,009	2,663
Other accrued expenses	3,600	4,174
Total accrued expenses and other current liabilities	$13,152	$12,310

Note 6. Fair Value Measurements

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

Financial assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

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

86    Veeva Systems Inc. | Form 10-K

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$25,820	$—	$—	$25,820
Commercial paper	—	1,999	—	1,999
Corporate notes and bonds	—	2,080	—	2,080
U.S. treasury securities	—	8,000	—	8,000
Short-term investments:
Asset-backed securities	—	67,451	—	67,451
Commercial paper	—	19,914	—	19,914
Corporate notes and bonds	—	159,741	—	159,741
Foreign government bonds	—	1,486	—	1,486
Mortgage backed securities	—	11,480	—	11,480
U.S. agency obligations	—	71,131	—	71,131
U.S. treasury securities	—	110,576	—	110,576
Foreign currency derivative contracts	—	127	—	127
Total	$25,820	$453,985	$—	$479,805
Liabilities
Foreign currency derivative contracts	—	391	—	391
Total	$—	$391	$—	$391

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

Balance Sheet Hedges

Veeva Systems Inc. | Form 10-K   87

During the fiscal year ended January 31, 2018, we entered into foreign currency forward contracts (the “Forward Contracts”) in order to hedge our foreign currency exposure. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into Forward Contracts and holding them to maturity, we are locked into a future currency exchange rate in an amount equal to and for the terms of the Forward Contracts. We account for derivative instruments at fair value with changes in the fair value recorded as a component of other income, net in our consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. During the fiscal year ended January 31, 2018, we recognized realized foreign currency gains on hedging of $4.3 million.

Details on outstanding balance sheet hedges are presented below as of the date shown below (in thousands):

		January 31,
		2018
Derivative Assets	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$127
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses	$391

The Fair value of our outstanding derivative instruments is summarized below (in thousands):

January 31,
2018
Notional amount of foreign currency derivative contracts	$36,266
Fair value of foreign currency derivative contracts	36,531

Note 7. Other Income, Net

Other income, net consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Foreign currency gain (loss)	$1,177	$(1,009)	$(1,785)
Amortization of investment premiums	(1,718)	(1,801)	(2,804)
Interest income	8,383	4,477	4,617
Other income, net	$7,842	$1,667	$28

Note 8. Income Taxes

The components of income before income taxes by U.S. and foreign jurisdictions were as follows for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
United States	$133,035	$97,981	$82,331
Foreign	25,599	11,654	(3,714)
Total	$158,634	$109,635	$78,617

88    Veeva Systems Inc. | Form 10-K

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction.

Provision for income taxes consisted of the following for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Current provision:
Federal	$5,315	$36,004	$26,919
State	209	4,924	2,897
Foreign	8,022	4,976	826
Total	$13,546	$45,904	$30,642
Deferred provision:
Federal	3,884	(2,395)	(4,573)
State	304	(338)	(209)
Foreign	(1,066)	(2,340)	(1,703)
Total	$3,122	$(5,073)	$(6,485)
Provision for income taxes	$16,668	$40,831	$24,157

Provision for income taxes differed from the amount computed by applying the federal statutory income tax rate of 33.8%, to income before income taxes as a result of the following for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Federal tax statutory tax rate	$53,629	$38,371	$27,489
State taxes	3,919	3,883	2,034
Nondeductible expenses	(462)	(367)	794
Research and development credit	(9,409)	(6,739)	(4,353)
Domestic manufacturing deduction	(1,096)	(1,678)	(1,712)
Stock-based compensation	(37,347)	4,338	3,331
Foreign rate differential	(2,207)	1,042	(5,104)
Valuation allowance	4,010	1,630	5,655
Impact of foreign operations	4,842	1,891	—
Tax election benefit	—	—	(2,865)
Others	789	(1,540)	(1,112)
Provision for income taxes	$16,668	$40,831	$24,157

Veeva Systems Inc. | Form 10-K   89

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities related to the following (in thousands):

	January 31,
	2018	2017
Deferred Tax Assets:
Accruals and reserves	$8,444	$11,022
Net operating loss carryforward	2,002	1,753
State income taxes	236	1,612
Tax credit carryforward	10,196	11,479
Other	30	264
Gross Deferred Tax Assets	$20,908	$26,130
Valuation Allowance	(10,329)	(9,670)
Total Deferred Tax Assets	$10,579	$16,460
Deferred Tax Liabilities:
Property and equipment	$(633)	$(906)
Intangible assets	(8,078)	(11,678)
Expensed internal-use software	(595)	(390)
Other	(1,611)	—
Total Deferred Tax Liabilities	$(10,917)	$(12,974)
Net Deferred Tax Assets	$(338)	$3,486

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, a valuation allowance was assessed as it is not more likely than not that we will recognize the future benefits on certain net California deferred tax asset balances.

As of January 31, 2018, we did not have any net operating loss carryforwards for federal income tax purposes. As of January 31, 2018, the net operating loss carryforwards for state income tax purposes were approximately $4.1 million. The federal net operating losses and the state net operating losses begin to expire in 2033.

As of January 31, 2018, we had $15.9 million of California research and development tax credits available to offset future taxes, which do not expire.

We evaluate tax positions for recognition using a more-likely than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.

On December 22, 2017, the Tax Act was enacted into law and amended certain provisions of the Internal Revenue Code of 1986 (IRC). Amendments to the IRC, include, among others, a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, a transition tax on accumulated foreign earnings (transition tax), the shift from a worldwide to a territorial tax regime, and a limitation on the deductibility of executive compensation under IRC Section 162(m). Account Standards Codification (ASC) 740, “Income Taxes” (Topic 740), requires us to recognize the effect of the Tax Act in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities.

90    Veeva Systems Inc. | Form 10-K

However, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows companies the ability to record provisional amounts during a measurement period not to extend more than one year beyond the Tax Act enactment date. Since the Tax Act was passed late in 2017 and further guidance and accounting interpretations are expected over the next 12 months, our provisional estimate on the effect of the Tax Act in our financial statements remains subject to change. We have considered the impact of the transition tax, and we expect to complete our analysis within the measurement period in accordance with SAB 118.

For the year ended January 31, 2018, the Company recognized provisional effects from the Tax Act, which include the remeasurement of the U.S. deferred tax assets and liabilities, application of the I.R.C. Section 162(m) provision and the transition tax. The effects of the 2017 Act had an immaterial impact on the Company’s financial statements for the current year.  The Company will continue to evaluate the impact based on future guidance from the Internal Revenue Service.

We classify unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as “other non-current liabilities” in the consolidated balance sheets. As of January 31, 2018, the total amount of gross unrecognized tax benefits was $11.4 million, of which $5.9 million, if recognized, would favorably impact our effective tax rate. The aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Beginning balance	$7,868	$5,248	$3,247
Increases related to tax positions taken during the prior period	189	24	160
Increases related to tax positions taken during the current period	4,032	2,888	2,185
Lapse of statute of limitations	(691)	(292)	(344)
Ending balance	$11,398	$7,868	$5,248

Our policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. Interest and penalties were not significant during fiscal year ended January 31, 2018.

We file tax returns in the United States for federal, California, and other states. Fiscal years ended January 31, 2015 and forward remain open to examination for federal income tax, and fiscal years ended January 31, 2014 and forward remain open to examination for California and other states. We file tax returns in multiple foreign jurisdictions. The fiscal years ended January 31, 2013 and forward remain open to examination in these foreign jurisdictions.

As of January 31, 2018, we had not made any tax provision for U.S. federal and state income taxes and foreign withholding taxes on an immaterial amount of undistributed cumulative earnings of foreign subsidiaries that would be potentially subject to taxes upon repatriation, because those earnings are considered to be indefinitely reinvested in those operations. If we were to repatriate these earnings to the United States, we would be subject to particular jurisdictional taxes.

Veeva Systems Inc. | Form 10-K   91

Note 9. Stockholders’ Equity

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

As of January 31, 2018, we had 117,246,735 shares of Class A common stock and 24,822,661 shares of Class B common stock outstanding, of which no shares of Class B common stock were unvested.

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

As of January 31, 2018, the number of shares of our Class A common stock available for issuance under the 2013 EIP was 18,856,595 plus any shares of our Class B common stock subject to awards under the 2012 EIP and the 2007 Plan that expire or lapse unexercised or, with respect to shares issued pursuant to such awards, are forfeited or repurchased by us after the date of our IPO on October 15, 2013. The number of shares available for issuance under the 2013 EIP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 13.75 million shares, (b) 5% of the shares of all classes of our common stock outstanding on the last business day of the prior fiscal year, or (c) the number of shares determined by our board of directors. During our fiscal year ended January 31, 2018, our board of directors determined to add 6,204,897 shares of common stock to the 2013 EIP.

92    Veeva Systems Inc. | Form 10-K

2013 Employee Stock Purchase Plan

Our ESPP was adopted by our board of directors in August 2013 and our stockholders approved it in September 2013. The ESPP became effective as of our IPO registration statement on Form S-1, on October 15, 2013. Our ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (Code). The ESPP was approved with a reserve of 4.0 million shares of Class A common stock for future issuance under various terms provided for in the ESPP. The number of shares available for issuance under the ESPP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 2.2 million shares, (b) 1% of the shares of all classes of our common stock outstanding on the last business day of the prior fiscal year or (c) the number of shares determined by our board of directors. Prior to the beginning of our fiscal year ended January 31, 2018, our board of directors determined not to increase the number of shares available for issuance under the ESPP.

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

Veeva Systems Inc. | Form 10-K   93

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

Early Exercise of Employee Options

We historically have allowed for the early exercise of options granted under the 2007 Plan prior to vesting. The 2007 Plan allows for such exercises by means of cash payment, surrender of already outstanding common stock, a same day broker assisted sale or through any other form or method consistent with applicable laws, regulations and rules. Historically, all exercises have been through cash payment. The unvested shares are subject to our repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options, and reclassified to common stock as our repurchase right lapses. As of January 31, 2018 and 2017, there were no unvested shares and 2,500 unvested shares, respectively, which were subject to repurchase at an aggregate price of an immaterial amount.

94    Veeva Systems Inc. | Form 10-K

These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding. However, these restricted shares are only deemed outstanding for basic earnings per share computation purposes upon the respective repurchase rights lapsing. We treat cash received from employees for the exercise of unvested options as a refundable deposit included as a liability in our consolidated balance sheets. During fiscal years ended January 31, 2018 and 2017, we recorded an immaterial amount of cash received for early exercise of options in accrued expenses. Amounts from accrued expenses are reclassified to common stock and additional paid-in capital as the shares vest.

Stock Option Activity

The 2007 Stock Plan and the 2012 EIP provided, and the 2013 EIP provides, for the issuance of incentive and nonstatutory options to employees, consultants and non-employee directors. Options issued under and outside of the 2007 Plan generally are exercisable for periods not to exceed 10 years and generally vest over four to five years. Options issued under the 2012 EIP and 2013 EIP generally are exercisable for periods not to exceed 10 years and generally vest over five to nine years. A summary of stock option activity for fiscal year ended January 31, 2018 is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (in years)	value
Options outstanding at January 31, 2017	16,282,343	$7.48	6.3	$567,491,532
Options granted	2,879,635	59.97
Options exercised	(2,935,962)	7.22
Options forfeited/cancelled	(201,870)	22.84
Options outstanding at January 31, 2018	16,024,146	$16.76	6.1	$738,648,507
Options vested and exercisable at January 31, 2018	6,319,293	$5.47	4.9	$362,644,996
Options vested and exercisable at January 31, 2018 and expected to vest thereafter	16,024,146	$16.76	6.1	$738,648,507

The weighted average grant-date fair value of options granted during fiscal years ended January 31, 2018, 2017 and 2016 was $30.87, $14.12, and $12.36, respectively, per share.

As of January 31, 2018, there was $113.6 million in unrecognized compensation cost related to unvested stock options granted under the 2007 Plan, 2012 EIP and 2013 EIP. This cost is expected to be recognized over a weighted average period of 4.0 years.

As of January 31, 2018, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.

Our closing stock price as reported on the New York Stock Exchange as of January 31, 2018, the last trading day of fiscal year 2018 was $62.86. The total intrinsic value of options exercised was $140.3 million for the fiscal year ended January 31, 2018.

Veeva Systems Inc. | Form 10-K   95

Restricted Stock Units

The 2013 EIP provides for the issuance of RSUs to employees. RSUs issued under the 2013 EIP generally vest over four years. A summary of RSU activity for fiscal year ended January 31, 2018 is presented below:

		Weighted
	Unreleased	average
	restricted	grant date
	stock units	fair value
Balance at January 31, 2017	3,362,650	$29.33
RSUs granted	1,201,849	53.97
RSUs vested	(1,247,103)	31.52
RSUs forfeited/cancelled	(415,660)	32.54
Balance at January 31, 2018	2,901,736	$38.14

During the fiscal year ended January 31, 2018, we issued RSUs under the 2013 EIP with a weighted-average grant date fair value of $53.97.

As of January 31, 2018, there was a total of $103.2 million in unrecognized compensation cost related to unvested RSUs, which are expected to be recognized over a weighted-average period of approximately 2.5 years. The total intrinsic value of RSUs vested was $70.7 million for the fiscal year ended January 31, 2018.

Stock-Based Compensation

Compensation expense related to share-based transactions, including equity awards to employees, consultants, and non-employee directors, is measured and recognized in the consolidated financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Monte Carlo simulation or Black-Scholes option-pricing model. The stock-based compensation expense is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four to nine years. For RSUs, fair value is based on the closing price of our common stock on the grant date.

We adopted ASU 2016-09 on February 1, 2017. Upon adoption, we elected to account for forfeitures as they occur and to no longer estimate for forfeitures. As such, we recorded a net cumulative-effect adjustment of $0.7 million to increase our February 1, 2017 opening retained earnings balance. See notes 1 and 8 for additional information on the tax impact.

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

96    Veeva Systems Inc. | Form 10-K

•	Volatility. We determine the price volatility factor based on the historical volatility of our common stock over the expected term.
•	Dividend Yield. We have not paid and do not expect to pay dividends.

The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Fiscal Year Ended January 31,
	2018	2017	2016
Volatility	42% – 44%	45% – 46%	45% – 46%
Expected term (in years)	6.35	6.31 – 7.56	5.50 – 6.32
Risk-free interest rate	1.86% – 2.21%	1.48% – 2.10%	1.69% – 1.84%
Dividend yield	0%	0%	0

During the quarter ended January 31, 2018, we granted 2,838,635 stock options to our CEO. The stock option award is made up of five separate tranches. The first tranche vests over time, while the remaining four tranches vest based on certain stock price targets (market conditions). The grant date fair values of each tranche were calculated using a Monte Carlo simulation model. We have based our expected term on the historical stock activity behavior of our CEO. The following table provides the assumptions used in the Monte Carlo simulation for each tranche granted:

Volatility	41%
Expected term (in years)	10.00
Risk-free interest rate	2.53%
Dividend yield	0%

For the years ended January 31, 2018, 2017 and 2016, we capitalized an immaterial amount of stock-based compensation as part of our internal-use software capitalization.

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

The following table presents the weighted-average assumptions used to calculate our stock-based compensation for the stock purchases under the ESPP:

Volatility	44%
Expected term (in years)	0.58
Risk-free interest rate	0.10%
Dividend yield	0%

Veeva Systems Inc. | Form 10-K   97

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

98    Veeva Systems Inc. | Form 10-K

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	For the fiscal year ended January 31,
	2018		2017		2016
	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$113,818	$28,148	$49,799	$19,005	$31,453	$23,007
Undistributed earnings allocated to participating securities	—	—	(2)	(1)	(27)	(20)
Net income attributable to common stockholders, basic	$113,818	$28,148	$49,797	$19,004	$31,426	$22,987
Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	112,491	27,820	98,216	37,482	76,246	55,774
Net income per share attributable to common stockholders, basic	$1.01	$1.01	$0.51	$0.51	$0.41	$0.41
Diluted
Numerator
Net income attributable to common stockholders, basic	$113,818	$28,148	$49,797	$19,004	$31,426	$22,987
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	28,148	—	19,004	—	22,987	—
Reallocation of net income to Class B common stock	—	9,902	—	4,009	—	2,808
Net income attributable to common stockholders, diluted	$141,966	$38,050	$68,801	$23,013	$54,413	$25,795
Denominator
Number of shares used for basic EPS computation	112,491	27,820	98,216	37,482	76,246	55,774
Conversion of Class B to Class A common stock	27,820	—	37,482	—	55,774	—
Effect of potentially dilutive common shares	13,370	13,370	11,880	11,880	12,957	12,957
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	153,681	41,190	147,578	49,362	144,977	68,731
Net income per share attributable to common stockholders, diluted	$0.92	$0.92	$0.47	$0.47	$0.38	$0.38

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Fiscal Year Ended January 31,
	2018	2017	2016
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	833,691	2,040,238	886,472

Veeva Systems Inc. | Form 10-K   99

Note 11. Commitments and Contingencies

Litigation

IQVIA Litigation Matter.

IQVIA’s Complaint Alleging Theft of Trade Secrets. On January 10, 2017, IQVIA Inc. (formerly Quintiles IMS Incorporated) and IMS Software Services, Ltd. (collectively, “IQVIA”) filed a complaint against us in the U.S. District Court for the District of New Jersey (IQVIA Inc. v. Veeva Systems Inc. (No. 2:17-cv-00177)). In the complaint, IQVIA alleges that we have used unauthorized access to proprietary IQVIA data to improve our software and data products, and that our software is designed to steal IQVIA trade secrets. IQVIA further alleges that we have intentionally gained unauthorized access to IQVIA proprietary information to gain an unfair advantage in marketing our products, and that we have made false statements concerning IQVIA’s conduct and our data security capabilities. IQVIA asserts claims under both federal and state theft of trade secret laws, federal false advertising law, and common law claims for unjust enrichment, tortious interference, and unfair trade practices. The complaint seeks declaratory and injunctive relief and unspecified monetary damages.

On March 13, 2017, we filed our Answer and Counterclaims to IQVIA’s complaint, a motion to dismiss all of IQVIA’s claims except for those asserted under the Lanham Act, and a motion to transfer the case to the U.S. District Court for the Northern District of California. IQVIA’s oppositions to each of those motions were filed on April 3, 2017, and our replies to IQVIA’s oppositions were filed on April 10, 2017. On June 23, 2017, the court denied our motion to transfer the case. On October 26, 2017, the court denied our motion to dismiss.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that IQVIA’s claims lack merit.

Veeva’s Counterclaim Complaint Alleging Violations of Federal and State Antitrust Laws. On March 13, 2017, we filed counterclaims in the action instituted by IQVIA in the U.S. District Court for the District of New Jersey.

Our counterclaims allege that IQVIA has abused monopoly power as the dominant provider of data products for life sciences companies to exclude Veeva OpenData and Veeva Network from their respective markets. The counterclaims allege that IQVIA has engaged in various tactics to prevent customers from using our applications and has deliberately raised costs and difficulty for customers attempting to switch from IQVIA to our data products.

The counterclaims assert federal and state antitrust claims, as well as claims under California’s Unfair Practices Act and common law claims for intentional interference with contractual relations and intentional interference with prospective economic advantage. The counterclaims seek injunctive relief, monetary damages exceeding $200 million, and attorneys’ fees.

On May 3, 2017, in lieu of filing an answer, IQVIA filed a motion to dismiss our counterclaims. Our opposition to IQVIA’s motion to dismiss was filed on June 5, 2017, and IQVIA’s reply to our opposition was filed on June 19, 2017. That motion remains pending and a hearing has been set for April 20, 2018.

Discovery in the IQVIA litigation is ongoing, and a case management schedule was entered on August 18, 2017. On January 10, 2018, the court appointed a special master to oversee discovery. No trial date has yet been set.

100    Veeva Systems Inc. | Form 10-K

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

On August 16, 2017, the district court issued an order denying Veeva’s motion to compel arbitration.  On August 24, 2017, Veeva appealed the court’s order to the U.S. Court of Appeals for the Second Circuit. On January 26, 2018, Medidata filed a motion to dismiss this appeal. The Second Circuit has not yet set a date for oral argument.

On August 30, 2017, Veeva filed a motion to dismiss Medidata’s entire complaint for failure to state a claim upon which relief may be granted.  On September 20, 2017, Medidata filed a Second Amended Complaint, asserting additional allegations against the Individual Employees. The district court held an initial pretrial conference on September 28, 2017, but did not issue a scheduling order.

On October 5, 2017, Veeva filed a renewed motion to compel arbitration of Medidata’s Second Amended Complaint, and that motion was denied by the district court on February 27, 2018. On March 9, 2018, Veeva filed a notice of appeal of this order.

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

Leases

We have several non-cancelable operating leases, primarily for offices and servers. Rental payments include minimum rental fees.

Veeva Systems Inc. | Form 10-K   101

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases were $5.0 million, $4.5 million and $4.4 million, for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

Future minimum lease payments under non-cancelable operating leases as of January 31, 2018 are as follows (in thousands):

Operating
Period	leases
Fiscal 2019	$4,955
Fiscal 2020	4,138
Fiscal 2021	3,171
Fiscal 2022	2,513
Fiscal 2023	1,362
Thereafter	1,348
Total	$17,487

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce1 Platform in combination with our developed technology to deliver certain of our multichannel CRM applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. As of January 31, 2018, we remained obligated to pay fees of at least $285.8 million prior to September 1, 2025 in connection with this agreement.

Note 12. Related-Party Transactions

In September 2016, we entered into an agreement with Zoom Video Communications, Inc. (Zoom) to embed two of their products into our multichannel CRM applications. Pursuant to this agreement, we will pay Zoom a fixed annual fee that is not material to us. We have also entered into a contract with Zoom pursuant to which Zoom provides conference call, video conference and web conference capabilities for our internal use. Pursuant to this agreement, we pay Zoom a fee based on usage that has not been material in the past and that we do not expect to be material in the future. Our chief executive officer is on the board of directors of Zoom. Also, another member of our board of directors is the founder and a general partner of Emergence Capital Partners, one of Zoom's investors.

102    Veeva Systems Inc. | Form 10-K

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

	Fiscal Year Ended January 31,
	2018	2017	2016
Revenues by geography
North America	$376,538	$297,014	$225,483
Europe and other	202,411	160,666	111,923
Asia Pacific	106,622	86,363	71,815
Total revenues	$685,571	$544,043	$409,221

Long-lived assets by geographic area are as follows as of the periods shown (in thousands):

	January 31,
	2018	2017	2016
Long-lived assets by geography
North America	$49,214	$47,096	$45,163
Europe and other	1,840	1,762	1,827
Asia Pacific	1,230	1,049	479
Total long-lived assets	$52,284	$49,907	$47,469

Substantially all of the long-lived assets included in the North America region are located in the United States.

Note 14. 401(k) Plan

We have a qualified defined contribution plan under Section 401(k) of the Code covering eligible employees as well as a Registered Retirement Savings Plan (RRSP) for eligible employees in Canada. Under the 401(k) plan, beginning January 1, 2018, we match up to $2,000 per employee per year, which is equally distributed of up to $500 per quarter. Under the RRSP plan, we also match up to $2,000 per employee per year. For the three months ended January 31, 2018, total expense related to these plans was $0.4 million.

Veeva Systems Inc. | Form 10-K   103

Note 15. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for fiscal years ended January 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended
	Jan. 31, 2018	Oct. 31, 2017	Jul. 31, 2017	Apr. 30, 2017	Jan. 31, 2017	Oct. 31, 2016	Jul. 31, 2016	Apr. 30, 2016
	(in thousands)
Consolidated Statements of Income Data:
Total revenues	$184,919	$176,149	$166,585	$157,918	$150,153	$142,779	$131,347	$119,764
Gross profit	126,002	122,913	116,181	109,036	103,683	98,854	89,152	78,673
Operating income	34,887	41,668	36,898	37,339	32,530	33,810	23,822	17,806
Net income	$33,706	$34,393	$37,844	$36,023	$21,707	$21,630	$12,958	$12,509
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.24	$0.24	$0.27	$0.26	$0.16	$0.16	$0.10	$0.09
Diluted	$0.22	$0.22	$0.25	$0.24	$0.15	$0.15	$0.09	$0.09

104    Veeva Systems Inc. | Form 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2018 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Veeva Systems Inc. | Form 10-K   105

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

106    Veeva Systems Inc. | Form 10-K

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 annual meeting of stockholders (the “Proxy Statement”), which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2018, and is incorporated in this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2018, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2018, and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2018, and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2018, and is incorporated in this report by reference.

Veeva Systems Inc. | Form 10-K   107

PART IV.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of, or incorporated by reference into, this Form 10-K:

1. Financial Statements. See Index to Consolidated Financial Statements under Item 8 of Form 10-K.

2. Financial Statement Schedules. All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the consolidated financial statements or related notes.

3. Exhibits. We have filed, or incorporated into this Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately preceding the signature page of this Form 10-K.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

Item 16.	FORM 10-K SUMMARY

A Form 10-K summary is provided at the beginning of this document, with hyperlinked cross-references. This allows users to easily locate the corresponding items in this Form 10-K, where the disclosure is fully presented. The summary does not include certain Part III information that is incorporated by reference to the Proxy Statement.

108    Veeva Systems Inc. | Form 10-K

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Share Purchase Agreement, dated September 29, 2015, among Veeva Systems Inc., Veeva U.K. Holdings Limited, Accel-KKR Structured Capital Partners, LP and the other sellers party thereto.	8-K	001-36121	2.1	10/1/2015

2.2	Deed of Variation of Share Purchase Agreement, dated May 11, 2016, among Veeva Systems Inc., Veeva U.K. Holdings Limited, Accel-KKR Structured Capital Partners, LP and the other sellers party thereto.	10-Q	001-36121	2.2	6/8/2016

3.1	Restated Certificate of Incorporation of Registrant.	8-K	001-36121	3.1	10/22/2013

3.2	Amended and Restated Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013

4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-191085	4.1	10/3/2013

10.1	Data Processing Addendum, dated April 4, 2014, to Value-Added Reseller Agreement, between Registrant and salesforce.com, inc., as amended.	10-Q	001-36121	10.1	6/6/2014

10.2	Purchase and Sale Agreement, dated June 11, 2014, between Registrant and The Duffield Family Foundation, as amended July 16, 2014.	10-Q	001-36121	10.1	9/11/2014

10.3	Description of Non-Employee Director Compensation.	8-K	001-36121	Item 5.02	7/10/2014

10.4	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-191085	10.1	10/3/2013

10.5*	2007 Stock Plan and forms of agreements thereunder.	S-1	333-191085	10.2	9/11/2013

10.6*	2012 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-191085	10.3	9/11/2013

10.7*	2013 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-191085	10.4	10/3/2013

Veeva Systems Inc. | Form 10-K   109

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.8*	2013 Employee Stock Purchase Plan.	S-1/A	333-191085	10.5	10/3/2013

10.9**	Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended December 3, 2010, December 13, 2010, April 15, 2011, August 23, 2011, September 29, 2011, April 3, 2012 and May 24, 2012.	S-1/A	333-191085	10.7	9/20/2013

10.10**	Eighth Amendment, dated March 3, 2014, to Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended.	8-K	001-36121	10.1	3/4/2014

10.11*	Offer letter, dated June 20, 2013, between Peter P. Gassner and the Registrant.	S-1	333-191085	10.8	9/11/2013

10.12*	Offer letter, dated June 19, 2013, between Matthew J. Wallach and the Registrant.	S-1	333-191085	10.9	9/11/2013

10.13*	Offer letter, dated January 25, 2010, between Timothy S. Cabral and the Registrant.	S-1	333-191085	10.10	9/11/2013

10.14*	Offer letter, dated March 16, 2012, between Ronald E. F. Codd and the Registrant.	S-1	333-191085	10.11	9/11/2013

10.15*	Offer letter, dated August 14, 2012, between Jonathan W. Faddis and the Registrant.	10-Q	001-36121	10.1	6/4/2015

10.16*	Description of Non-Employee Director Compensation.	8-K	001-36121	Item 5.02	9/11/2015

10.17	Data Processing Addendum, dated January 23, 2016, to Value-Added Reseller Agreement, between Registrant and salesforce.com, inc., as amended.	10-K	001-36121	10.17	3/31/2016

10.18*	Offer letter, dated February 20, 2015, between Alan V. Mateo and the Registrant.	10-Q	001-36121	10.1	6/8/2016

110    Veeva Systems Inc. | Form 10-K

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.19*	Offer letter, dated January 23, 2013, between E. Nitsa Zuppas and the Registrant.	10-Q	001-36121	10.2	6/8/2016

10.20	Ninth Amendment, dated August 11, 2016, to Amended and Restated Value-Added Reseller Agreement, between salesforce.com, inc. and the Registrant, as amended.	10-Q	001-36121	10.1	9/8/2016

10.21*	Offer Letter, dated January 15, 2016, between Frederic Lequient and the Registrant.	10-Q	001-36121	10.1	6/8/2017

10.22*	2013 Equity Incentive Plan Forms of Notice of Stock Option Grants to Peter P. Gassner.					X

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see page 113 of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

Veeva Systems Inc. | Form 10-K   111

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Schema Linkbase Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan.
**

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order granting confidential treatment. Omitted portions have been submitted separately to the Securities and Exchange Commission (SEC).

†

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Veeva Systems Inc. under the Securities Act of 1933, as amended (Securities Act), or the Securities Exchange Act of 1934, as amended (Exchange Act), whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

112    Veeva Systems Inc. | Form 10-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 29th day of March, 2018.

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

Signature	Title	Date

/s/ Peter P. Gassner Peter P. Gassner	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2018

/s/ Timothy S. Cabral Timothy S. Cabral	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2018

/s/ Tim Barabe Tim Barabe	Director	March 29, 2018

/s/ Mark Carges Mark Carges	Director	March 29, 2018

/s/ Paul Chamberlain Paul Chamberlain	Director	March 29, 2018

/s/ Ronald E.F. Codd Ronald E.F. Codd	Director	March 29, 2018

/s/ Gordon Ritter Gordon Ritter	Chairman of the Board of Directors	March 29, 2018

/s/ Paul Sekhri Paul Sekhri	Director	March 29, 2018

Veeva Systems Inc. | Form 10-K   113