Form 10-Q
period 2018-04-30
VEEVA SYSTEMS INC
filed 2018-06-07
CIK 1393052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

As of May 31, 2018, there were 120,613,021 shares of the Registrant’s Class A common stock outstanding and 22,826,092 shares of the Registrant’s Class B common stock outstanding.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Veeva Systems Inc. | Form 10-Q   3

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	April 30,	January 31,
	2018	2018
		*As adjusted
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$460,239	$320,183
Short-term investments	458,069	441,779
Accounts receivable, net of allowance for doubtful accounts of $538 and $345, respectively	154,840	224,668
Unbilled accounts receivable	17,635	13,348
Prepaid expenses and other current assets	12,045	12,443
Total current assets	1,102,828	1,012,421
Property and equipment, net	51,500	52,284
Deferred costs, net	29,338	30,306
Goodwill	95,804	95,804
Intangible assets, net	29,644	31,490
Deferred income taxes, noncurrent	2,189	2,222
Other long-term assets	6,352	5,806
Total assets	$1,317,655	$1,230,333
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,023	$6,944
Accrued compensation and benefits	15,380	17,054
Accrued expenses and other current liabilities	12,263	13,152
Income tax payable	—	2,080
Deferred revenue	289,560	266,939
Total current liabilities	326,226	306,169
Deferred income taxes, noncurrent	9,737	10,949
Other long-term liabilities	7,255	6,977
Total liabilities	343,218	324,095
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 120,368,510 and 117,246,735 issued and outstanding at April 30, 2018 and January 31, 2018, respectively	1	1
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 22,808,075 and 24,822,661 issued and outstanding at April 30, 2018 and January 31, 2018, respectively	—	—
Additional paid-in capital	539,665	515,272
Accumulated other comprehensive income	1,096	1,600
Retained earnings	433,675	389,365
Total stockholders’ equity	974,437	906,238
Total liabilities and stockholders’ equity	$1,317,655	$1,230,333

See Notes to Condensed Consolidated Financial Statements.

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

4   Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three months ended April 30,
	2018	2017
		*As adjusted
	(Unaudited)
Revenues:
Subscription services	$156,003	$129,131
Professional services and other	39,544	30,641
Total revenues	195,547	159,772
Cost of revenues(1):
Cost of subscription services	29,913	26,138
Cost of professional services and other	30,242	22,739
Total cost of revenues	60,155	48,877
Gross profit	135,392	110,895
Operating expenses(1):
Research and development	37,197	28,311
Sales and marketing	34,385	30,141
General and administrative	19,854	13,580
Total operating expenses	91,436	72,032
Operating income	43,956	38,863
Other income, net	2,139	591
Income before income taxes	46,095	39,454
Provision for income taxes	1,785	2,458
Net income	$44,310	$36,996
Net income attributable to Class A and Class B common stockholders, basic and diluted	$44,310	$36,996
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.31	$0.27
Diluted	$0.29	$0.24
Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	142,777	137,096
Diluted	154,935	151,056
Other comprehensive income:
Net change in unrealized losses on available-for-sale investments	$305	$(106)
Net change in cumulative foreign currency translation gain	(809)	905
Comprehensive income	$43,806	$37,795

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$345	$342
Cost of professional services and other	2,328	1,689
Research and development	4,667	3,802
Sales and marketing	4,088	3,847
General and administrative	5,583	2,108
Total stock-based compensation	$17,011	$11,788

See Notes to Condensed Consolidated Financial Statements.

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Veeva Systems Inc. | Form 10-Q   5

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended April 30,
	2018	2017
		* As adjusted
	(Unaudited)
Cash flows from operating activities
Net income	$44,310	$36,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,596	3,449
Amortization of premiums (accretion of discount) on short-term investments	(179)	456
Stock-based compensation	17,011	11,788
Amortization of deferred costs	4,519	4,048
Deferred income taxes	(50)	(647)
Loss on foreign currency from market-to-market derivative	23	49
Bad debt expense	236	(8)
Changes in operating assets and liabilities:
Accounts receivable	69,592	70,804
Unbilled accounts receivable	(4,287)	(7,932)
Deferred costs	(3,551)	(3,717)
Income taxes	(2,496)	(2,545)
Prepaid expenses and other current and long-term assets	(713)	(1,491)
Accounts payable	1,981	(456)
Accrued expenses and other current liabilities	(2,564)	905
Deferred revenue	22,650	29,411
Other long-term liabilities	507	1,051
Net cash provided by operating activities	150,585	142,161
Cash flows from investing activities
Purchases of short-term investments	(193,162)	(56,249)
Maturities and sales of short-term investments	176,544	58,696
Purchases of property and equipment	(709)	(3,960)
Capitalized internal-use software development costs	(230)	(791)
Net cash used in investing activities	(17,557)	(2,304)
Cash flows from financing activities
Proceeds from exercise of common stock options	7,839	7,285
Net cash provided by financing activities	7,839	7,285
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(811)	913
Net change in cash, cash equivalents, and restricted cash	140,056	148,055
Cash, cash equivalents, and restricted cash at beginning of period	321,387	218,607
Cash, cash equivalents, and restricted cash at end of period	$461,443	$366,662

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$460,239	$365,660
Restricted cash included in other long-term assets	1,204	1,002
Total cash, cash equivalents, and restricted cash at end of period	$461,443	$366,662

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$4,116	$4,256
Excess tax benefits from employee stock plans	$9,679	$13,910
Non-cash investing and financing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$99	$(586)
Vesting of early exercised stock options	$—	$1

See Notes to Condensed Consolidated Financial Statements.

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

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

Principles of Consolidation and Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting and include the accounts of our wholly-owned subsidiaries after elimination of intercompany accounts and transactions. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Veeva’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018, filed on March 29, 2018. Except for the accounting policies for revenue recognition, unbilled accounts receivable, and deferred costs that were updated as a result of adopting ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606), there have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.

The condensed consolidated balance sheet as of January 31, 2018 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, our comprehensive income and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2019 or any other period.

Effective February 1, 2018, we adopted the requirements of Topic 606, ASU 2016-18, “Statement of Cash Flows, Restricted Cash,” and ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” as discussed in this note. All amounts and disclosures set forth in this Form 10-Q for previously reported periods have also been updated to comply with the new standards, as indicated by the “as adjusted” tables in this footnote.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the condensed consolidated financial statements and the notes thereto. These estimates are based on information available as of the date of the condensed consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Significant items subject to such estimates and assumptions include, but are not limited to:

•	the standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations;
•	the period of benefit for deferred costs;
•	the collectibility of our accounts receivable;
•	the fair value of assets acquired and liabilities assumed for business combinations;
•	the valuation of short-term investments and the determination of other-than-temporary impairments;

Veeva Systems Inc. | Form 10-Q   7

•	the realizability of deferred income tax assets and liabilities;
•	the fair value of our stock-based awards; and
•	the capitalization and estimated useful life of internal-use software development costs.

As future events cannot be determined with precision, actual results could differ significantly from those estimates.

Revenue Recognition

We derive our revenues primarily from subscription services and professional services. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, we satisfy a performance obligation.

Our subscription services agreements are generally non-cancelable during the term, although customers typically have the right to terminate their agreements for cause in the event of material breach.

Subscription Services Revenues

Subscription services revenues are recognized ratably over the respective non-cancelable subscription term because of the continuous transfer of control to the customer. Our subscription arrangements are considered service contracts, and the customer does not have the right to take possession of the software.

Professional Services and Other Revenues

The majority of our professional services arrangements are recognized on a time and materials basis. Professional services revenues recognized on a time and materials basis are measured monthly based on time incurred and contractually agreed upon rates. Certain professional services revenues are based on fixed fee arrangements and revenues are recognized as services are rendered. Data services and training revenues are generally recognized as the services are performed.

Contracts with Multiple Performance Obligations

Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including other groupings such as customer type and geography.

8   Veeva Systems Inc. | Form 10-Q

Unbilled Accounts Receivable

Unbilled accounts receivable is a contract asset related to the delivery of our subscription services and professional services for which the related billings will occur in a future period. Unbilled accounts receivable consists of (i) revenue recognized for professional services performed but yet not billed and (ii) revenue recognized from non-cancelable, multi-year orders in which fees increase annually but for which we are not contractually able to invoice until a future period.

Deferred Costs

Deferred costs include sales commissions associated with obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit that we have determined to be three years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.

Deferred Revenue

Deferred revenue includes amounts billed to customers for which the revenue recognition criteria have not been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our subscription services and, to a lesser extent, professional services and other revenues described above. Deferred revenue is recognized as we satisfy our performance obligations. We generally invoice our customers in annual or quarterly installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of a subscription arrangement. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the condensed consolidated balance sheet.

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

Our financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. Our cash equivalents and short-term investments are held by established financial institutions. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Deposits in these financial institutions may significantly exceed federally insured limits.

We do not require collateral from our customers and generally require payment within 30 to 60 days of billing. We periodically evaluate the collectibility of our accounts receivable and provide an allowance for doubtful accounts as necessary, based on historical experience. Historically, losses related to lack of collectibility have not been material.

The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	April 30,	January 31,
	2018	2018
Customer 1	*	18%
Customer 2	*	13%
Customer 3	15%	*
Customer 4	12%	*

*	Does not exceed 10%.

No single customer represented over 10% of total revenues in the condensed consolidated statements of comprehensive income for the three months ended April 30, 2018 and 2017.

Veeva Systems Inc. | Form 10-Q   9

New Accounting Pronouncements Adopted in Fiscal 2019

Stranded Tax Effects in Accumulated Other Comprehensive Income

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This update allows reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (Tax Act).

ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. We early adopted this standard effective February 1, 2018. The impact on our condensed consolidated financial statements was immaterial.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash, Restricted Cash,” which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017. We adopted ASU 2016-18 retrospectively, effective February 1, 2018. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the condensed consolidated statement of cash flows, the impact on net cash flows for the three months ended April 30, 2018 was not material.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments.” ASU 2016-01, among other things, requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017. We adopted ASU 2016-01 effective February 1, 2018. There was no impact to our condensed consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued Topic 606. This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 supersedes the existing revenue recognition guidance in “Revenue Recognition (Topic 605)”.

We have adopted the requirements of the new standard as of February 1, 2018, utilizing the full retrospective transition method. Adoption of the new standard resulted in changes to our accounting policies for revenue recognition, unbilled accounts receivable, and deferred costs as detailed above in our description of Revenue Recognition. We applied a practical expedient provided by the new standard and are not disclosing the amount of consideration allocated to the remaining performance obligations for all reporting periods presented before the date of the initial application.

The impact of adoption included the deferral of costs to obtain customer contracts, which is comprised of commissions on our subscription services arrangements and the other associated fringe benefits. Such costs were expensed as incurred under Topic 605, whereas under Topic 606, they are generally capitalized and amortized over the costs’ associated term of economic benefit. We have determined that the term of economic benefit of our costs to obtain customer contracts is three years.

10   Veeva Systems Inc. | Form 10-Q

Revenue for the majority of our subscription services customer contracts will continue to be recognized over time because of the continuous transfer of control to the customer; however, there is some impact to revenue primarily driven by (i) accounting for non-cancelable multi-year contracts, (ii) the removal of the current limitation on contingent revenue, which may result in revenue being recognized earlier for certain contracts, and (iii) allocation of revenue from subscription services to professional services.

We adjusted our condensed consolidated financial statements from amounts previously reported to reflect the adoption of Topic 606, ASU 2016-18 and ASU 2018-02. Select impacted condensed consolidated balance sheet line items, which reflect the adoption of the new standards are as follows (in thousands):

	January 31, 2018
	As Reported	Adjustments		As adjusted
Assets
Accounts receivable(1)	$233,731	(9,063)	a	$224,668
Unbilled accounts receivable(1)	—	13,348	a	13,348
Deferred costs, net	—	30,306	a	30,306
Deferred income taxes, non-current	3,490	(1,268)	a	2,222
Liabilities
Deferred revenue	$275,446	$(8,507)	a	$266,939
Deferred income taxes, non-current	3,828	7,121	a	10,949
Stockholders’ equity:
Accumulated other comprehensive income	$1,404	$196	c	$1,600
Retained earnings	354,850	34,515	a, c	389,365

(1)	Unbilled accounts receivable was previously included in Accounts receivable before the adoption of Topic 606.

Select unaudited condensed consolidated statement of comprehensive income line items, which reflect the adoption of the new standards are as follows (in thousands):

	Three Months Ended April 30, 2017
	As Reported	Adjustments		As adjusted
Revenues:
Subscription services	$127,277	$1,854	a	$129,131
Operating expenses:
Sales and marketing	29,810	331	a	30,141
Operating income	37,339	1,524	a	38,863
Provision for income taxes	1,907	551	a	2,458
Net income	$36,023	$973	a	$36,996
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.26	$0.01	a	$0.27
Diluted	$0.24	$—	a	$0.24

Veeva Systems Inc. | Form 10-Q   11

Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of the new standards are as follows (in thousands):

	Three Months Ended April 30, 2017
	As Reported	Adjustments		As adjusted
Cash flows from operating activities
Net income	$36,023	$973	a	$36,996
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred costs	—	4,048	a	4,048
Changes in operating assets and liabilities:
Accounts receivable	69,700	1,104	a	70,804
Unbilled accounts receivable	—	(7,932)	a	(7,932)
Deferred costs	—	(3,717)	a	(3,717)
Deferred revenue	24,437	4,974	a	29,411
Net cash provided by operating activities	142,161	—	a	142,161
Change in restricted cash and deposits	(1)	1	b	—
Net cash (used in) provided by investing activities	(2,305)	1	b	(2,304)
Net change in cash, cash equivalents and restricted cash	148,054	1	b	148,055
Cash, cash equivalents and restricted cash at the beginning of period	217,606	1,001	b	218,607
Cash, cash equivalents and restricted cash at the end of period	$365,660	$1,002	b	$366,662

a	Adjusted to reflect the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”

b	Adjusted to reflect the adoption of ASU 2016-18, “Statement of Cash Flows, Restricted Cash.”

c	Adjusted to reflect the adoption of ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”

Future periods may or may not have the same impact as those set forth above.

Note 2. Short-Term Investments

At April 30, 2018, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale securities:
Certificates of deposits	$11,030	$4	$—	$11,034
Asset-backed securities	70,068	1	(615)	69,454
Commercial paper	21,286	1	(9)	21,278
Corporate notes and bonds	155,457	24	(1,011)	154,470
Foreign government bonds	1,503	—	(23)	1,480
Mortgage backed securities	13,027	2	(100)	12,929
U.S. agency obligations	64,765	1	(59)	64,707
U.S. treasury securities	122,934	1	(218)	122,717
Total available-for-sale securities	$460,070	$34	$(2,035)	$458,069

At January 31, 2018, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale securities:
Asset-backed securities	$67,875	$—	$(424)	$67,451
Commercial paper	19,926	—	(12)	19,914
Corporate notes and bonds	160,499	1	(759)	159,741
Foreign government bonds	1,504	—	(18)	1,486
Mortgage backed securities	11,555	—	(75)	11,480
U.S. agency obligations	71,206	1	(76)	71,131
U.S. treasury securities	110,707	5	(136)	110,576
Total available-for-sale securities	$443,272	$7	$(1,500)	$441,779

12   Veeva Systems Inc. | Form 10-Q

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	April 30,	January 31,
	2018	2018
Due in one year or less	$282,866	$308,172
Due in greater than one year	175,203	133,607
Total	$458,069	$441,779

We have certain available-for-sale securities in a gross unrealized loss position, some of which have been in that position for more than 12 months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, our financial position and near-term prospects and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, we would write down the respective investment to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized as other income, net in our condensed consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss). There were no impairments considered other-than-temporary as of April 30, 2018 and January 31, 2018.

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of April 30, 2018 (in thousands):

		Gross
	Fair	unrealized
	value	losses
Asset-backed securities	$67,441	$(615)
Commercial paper	16,312	(9)
Corporate notes and bonds	130,825	(1,011)
Foreign government bonds	1,480	(23)
Mortgage backed securities	11,425	(100)
U.S. agency obligations	58,526	(59)
U.S. treasury securities	113,148	(218)

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

Note 3. Deferred Costs

Deferred costs, which consist of deferred sales commissions and the associated fringe benefits, were $29.3 million and $30.3 million as of April 30, 2018 and January 31, 2018, respectively. For the three months ended April 30, 2018 and 2017, amortization expense for the deferred costs was $4.5 million and $4.0 million, respectively. There has been no impairment loss recorded in relation to the costs capitalized for all periods presented.

Veeva Systems Inc. | Form 10-Q   13

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following as of the dates shown (in thousands):

	April 30,	January 31,
	2018	2018
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	20,166	20,073
Equipment and computers	7,912	7,732
Furniture and fixtures	9,560	9,619
Leasehold improvements	3,705	3,637
Construction in progress	15	36
	65,382	65,121
Less accumulated depreciation	(13,882)	(12,837)
Total property and equipment, net	$51,500	$52,284

Total depreciation expense was $1.6 million and $1.3 million for the three months ended April 30, 2018 and 2017, respectively. Land is not depreciated.

Note 5. Intangible Assets

The following schedule presents the details of intangible assets as of April 30, 2018 (dollar amounts in thousands):

	April 30, 2018
	Gross			Remaining
	carrying	Accumulated		useful life
	amount	amortization	Net	(in years)
Existing technology	$3,880	$(3,703)	$177	0.9
Database	4,939	(4,228)	711	1.9
Customer contracts and relationships	33,643	(9,664)	23,979	7.3
Software	10,867	(6,389)	4,478	1.9
Brand	1,141	(842)	299	0.9
	$54,470	$(24,826)	$29,644

The following schedule presents the details of intangible assets as of January 31, 2018 (dollar amounts in thousands):

	January 31, 2018
	Gross			Remaining
	carrying	Accumulated		useful life
	amount	amortization	Net	(in years)
Existing technology	$3,880	$(3,509)	$371	0.8
Database	4,939	(4,091)	848	2.0
Customer contracts and relationships	33,643	(8,798)	24,845	7.5
Software	10,867	(5,820)	5,047	2.2
Brand	1,141	(762)	379	1.2
	$54,470	$(22,980)	$31,490

Amortization expense associated with intangible assets was $1.8 million and $2.0 million for the three months ended April 30, 2018 and 2017, respectively.

14   Veeva Systems Inc. | Form 10-Q

The estimated amortization expense for intangible assets, for the next five years and thereafter is as follows as of April 30, 2018 (in thousands):

Estimated
amortization
Period	expense
Fiscal 2019	$5,122
Fiscal 2020	6,062
Fiscal 2021	3,629
Fiscal 2022	3,182
Fiscal 2023	3,182
Thereafter	8,467
Total	$29,644

Note 6. Accrued Expenses

Accrued expenses consisted of the following as of the dates shown (in thousands):

	April 30,	January 31,
	2018	2018
Accrued commissions	$983	$3,565
Accrued bonus	2,642	3,068
Deferred compensation associated with Zinc Ahead	583	467
Accrued vacation	3,392	2,608
Payroll tax payable	4,103	3,580
Accrued other compensation and benefits	3,677	3,766
Total accrued compensation and benefits	$15,380	$17,054
Accrued fees payable to salesforce.com	4,927	4,929
Accrued third-party professional services subcontractors' fees	1,128	1,614
Taxes payable	1,856	3,009
Other accrued expenses	4,352	3,600
Total accrued expenses and other current liabilities	$12,263	$13,152

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

Veeva Systems Inc. | Form 10-Q   15

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of April 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$6,366	$—	$—	$6,366
Commercial paper	—	7,487	—	7,487
U.S. agency obligations	—	8,893	—	8,893
Short-term investments:
Certificates of deposits	—	11,034	—	11,034
Asset-backed securities	—	69,454	—	69,454
Commercial paper	—	21,277	—	21,277
Corporate notes and bonds	—	154,470	—	154,470
Foreign government bonds	—	1,480	—	1,480
Mortgage backed securities	—	12,929	—	12,929
U.S. agency obligations	—	64,708	—	64,708
U.S. treasury securities	—	122,717	—	122,717
Foreign currency derivative contracts	—	18	—	18
Total	$6,366	$474,467	$—	$480,833
Liabilities
Foreign currency derivative contracts	—	305	—	305
Total	$—	$305	$—	$305

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

16   Veeva Systems Inc. | Form 10-Q

Balance Sheet Hedges

During the three months ended April 30, 2018, we entered into foreign currency forward contracts (the “Forward Contracts”) in order to hedge our foreign currency exposure. A Forward Contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into Forward Contracts and holding them to maturity, we are locked into a future currency exchange rate in an amount equal to and for the terms of the Forward Contracts. We account for derivative instruments at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. During the three months ended April 30, 2018 and 2017, we recognized realized foreign currency gains of $0.5 million and losses of $0.6 million on hedging, respectively.

Details on outstanding balance sheet hedges are presented below as of the date shown below (in thousands):

	April 30,	January 31,
	2018	2018
Notional amount of foreign currency derivative contracts	$9,203	$36,266
Fair value of foreign currency derivative contracts	9,491	36,531

The fair value of our outstanding derivative instruments is summarized below (in thousands):

		April 30,	January 31,
		2018	2018
Derivative Assets	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$18	$127
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses	$305	$391

Note 8. Income Taxes

For the three months ended April 30, 2018 and 2017, our effective tax rates were 3.9% and 6.2%, respectively. During the three months ended April 30, 2018 as compared to the prior year period, our effective tax rate decreased primarily due to the reduction in the Federal tax rate as a result of the Tax Act, partially offset by a decrease in excess tax benefits related to equity compensation. We recognized excess tax benefits in our provision for income taxes of $9.7 million and $13.9 million for the three months ended April 30, 2018 and 2017, respectively.

On May 1, 2018 the Internal Revenue Service (IRS) issued a closing audit notice related to the income tax return for fiscal year ended January 31, 2015. The settlement of the IRS audit will result in an immaterial impact to our financial statements.

The SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows companies the ability to record provisional amounts during a measurement period not to extend more than one year beyond the Tax Act enactment date. Since the Tax Act was passed late in 2017 and further guidance and accounting interpretations are expected over the next 12 months, our provisional estimate on the effect of the Tax Act in our financial statements remains subject to change. We have not made any material changes to our provisional estimates from the prior period.

Note 9. Deferred Revenue and Performance Obligations

We recognized $116.0 million and $92.1 million of subscription services revenue during the three months ended April 30, 2018 and 2017, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was not material.

Veeva Systems Inc. | Form 10-Q   17

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. We applied the practical expedient in accordance with Topic 606 to exclude the amounts related to professional services contracts that are on a time-and-material basis. Revenue from remaining performance obligations for professional services contracts as of April 30, 2018 was not material.

As of April 30, 2018, approximately $488.6 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately $395.2 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Note 10. Stockholders’ Equity

Stock Option Activity

A summary of stock option activity for the three months ended April 30, 2018 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (in years)	value
Options outstanding at January 31, 2018	16,024,146	$16.76	6.1	$738,648,507
Options granted	175,000	77.88
Options exercised	(788,378)	9.30
Options forfeited/cancelled	(153,551)	4.00
Options outstanding at April 30, 2018	15,257,217	$17.98	6.0	$797,016,507
Options vested and exercisable at April 30, 2018	6,342,353	$5.47	4.7	$410,121,313
Options vested and exercisable at April 30, 2018 and expected to vest thereafter	15,257,217	$17.98	6.0	$797,016,507

During the three months ended April 30, 2018, we granted 175,000 stock options, respectively, under the 2013 Equity Incentive Plan (EIP). The weighted average grant-date fair value of options granted was $35.04  for the three months ended April 30, 2018.

As of April 30, 2018, there was $113.4 million in unrecognized compensation cost related to unvested stock options granted under the 2007 Stock Plan (2007 Plan), 2012 Equity Incentive Plan and 2013 EIP. This cost is expected to be recognized over a weighted average period of 3.9 years.

As of April 30, 2018, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.

The total intrinsic value of options exercised was approximately $48.4 million for the three months ended April 30, 2018.

Restricted Stock Units

A summary of restricted stock unit (RSU) activity for the three months ended April 30, 2018 is as follows:

	Unreleased restricted	Weighted average grant
	stock units	date fair value
Balance at January 31, 2018	2,901,736	$38.14
RSUs granted	637,710	69.94
RSUs vested	(319,124)	34.58
RSUs forfeited/cancelled	(62,247)	39.70
Balance at April 30, 2018	3,158,075	$44.89

18   Veeva Systems Inc. | Form 10-Q

During the three months ended April 30, 2018, we granted 637,710 RSUs under the 2013 EIP with a weighted-average grant date fair value of $69.94 .

As of April 30, 2018, there was a total of $134.0 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

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

The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended April 30,
	2018	2017
Volatility	41%	44%
Expected term (in years)	6.35	6.35
Risk-free interest rate	2.73%	1.95% - 2.17%
Dividend yield	0%	0%

For the three months ended April 30, 2018 and 2017, we capitalized an immaterial amount of stock-based compensation as part of our internal-use software capitalization.

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

Veeva Systems Inc. | Form 10-Q   19

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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Three months ended April 30,
	2018		2017
			*As adjusted
	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$36,830	$7,480	$28,420	$8,576
Undistributed earnings allocated to participating securities	—	—	—	—
Net income attributable to common stockholders, basic	$36,830	$7,480	$28,420	$8,576
Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	118,675	24,102	106,524	32,146
Net income per share attributable to common stockholders, basic	$0.31	$0.31	$0.27	$0.27
Diluted
Numerator
Net income attributable to common stockholders, basic	$36,830	$7,480	$28,420	$8,576
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	7,480	—	8,576	—
Reallocation of net income to Class B common stock	—	2,890	—	2,600
Net income attributable to common stockholders, diluted	$44,310	$10,370	$36,996	$11,176
Denominator
Number of shares used for basic EPS computation	118,675	24,102	106,524	32,146
Conversion of Class B to Class A common stock	24,102	—	32,146	—
Effect of potentially dilutive common shares	12,158	12,158	13,960	13,960
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	154,935	36,260	152,630	46,106
Net income per share attributable to common stockholders, diluted	$0.29	$0.29	$0.24	$0.24

20   Veeva Systems Inc. | Form 10-Q

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three months ended April 30,
	2018	2017
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	3,062,246	559,045

Note 12. Commitments and Contingencies

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

On May 3, 2017, in lieu of filing an answer, IQVIA filed a motion to dismiss our counterclaims. Our opposition to IQVIA’s motion to dismiss was filed on June 5, 2017, and IQVIA’s reply to our opposition was filed on June 19, 2017. A hearing took place on April 20, 2018 regarding IQVIA’s motion to dismiss. The court has not yet ruled on that motion.

Discovery in the IQVIA litigation is currently in process and no trial date has been set.

Veeva Systems Inc. | Form 10-Q   21

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

On October 5, 2017, Veeva filed a renewed motion to compel arbitration of Medidata’s Second Amended Complaint, and that motion was denied by the district court on February 27, 2018. On March 9, 2018, Veeva filed a notice of appeal of this order, which was consolidated with the prior appeal. The Second Circuit has not yet set a date for oral argument.

Discovery in the Medidata litigation is currently in process and no trial date has been set.

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

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce1 Platform in combination with our developed technology to deliver certain of our multichannel CRM applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. As of April 30, 2018, we remained obligated to pay fees of at least $268.7 million prior to September 1, 2025 in connection with this agreement.

22   Veeva Systems Inc. | Form 10-Q

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

	Three months ended April 30,
	2018	2017
		*As adjusted
Revenues by geography
North America	$109,277	$86,901
Europe and other	56,982	48,398
Asia Pacific	29,288	24,473
Total revenues	$195,547	$159,772

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	April 30,	January 31,
	2018	2018
Long-lived assets by geography
North America	$48,473	$49,214
Europe and other	1,850	1,840
Asia Pacific	1,177	1,230
Total long-lived assets	$51,500	$52,284

Note 14. Subsequent Events

On May 1, 2018 the IRS issued a closing audit notice related to the income tax return for fiscal year ended January 31, 2015. On May 31, 2018 we settled our employment tax audit for calendar years 2015 and 2016. The settlement of the both audits will result in an immaterial impact to our financial statements.

Veeva Systems Inc. | Form 10-Q   23

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Veeva Commercial Cloud, and in particular Veeva CRM, has made up the vast majority of our revenue historically. In our fiscal year ended January 31, 2018, we derived approximately 64% of our subscription services revenues and 61% of our total revenues from our Veeva Commercial Cloud solutions. The contribution of subscription services revenues and total revenues associated with our Veeva Vault solutions are expected to increase as a percentage of subscription services revenues and total revenues going forward. However, as compared to Veeva CRM, we have less experience selling certain applications within Veeva Vault and Veeva Commercial Cloud. We are also extending certain of our solutions outside the life sciences industry in North America and Europe. Although certain of our Veeva Vault applications have begun to achieve meaningful market acceptance within the life sciences industry, to the extent that our more recently introduced solutions do not continue to achieve significant market acceptance, our business and results of operations may be adversely affected.

For our fiscal years ended January 31, 2018, 2017, and 2016, our total revenues were $690.6 million, $550.5 million and $409.2 million, respectively, representing year-over-year growth in total revenues of 25% in fiscal year ended January 31, 2018 and 35% in fiscal year ended January 31, 2017. For our fiscal years ended January 31, 2018, 2017 and 2016, our subscription services revenues were $559.4 million, $440.8 million and $316.3 million, respectively, representing year-over-year growth in subscription services revenues of 27% in fiscal year ended January 31, 2018 and 39% in fiscal year ended January 31, 2017. We expect the growth rate of our total revenues and subscription services revenues to decline in the future. We generated net income of $151.2 million, $77.6 million and $54.5 million for our fiscal years ended January 31, 2018, 2017 and 2016, respectively. As of January 31, 2018, 2017, and 2016, we served 625, 517 and 400 customers, respectively. As of January 31, 2018 and 2017, we had 311 and 270 Veeva Commercial Cloud customers, respectively, and 449 and 334 Veeva Vault customers, respectively. The combined customer counts for Veeva Commercial Cloud and Veeva Vault exceed the total customer count in each year because some customers subscribe to products in both areas. Veeva Commercial Cloud customers are those customers that have at least one of our Commercial Cloud products. Veeva Vault customers are those customers that have at least one Vault product. Many of our Veeva Vault applications are used by smaller, earlier stage pre-commercial companies, some of which may not reach the commercialization stage. Thus, the potential number of Veeva Vault customers is significantly higher than the potential number of Veeva Commercial Cloud customers.

For the three months ended April 30, 2018 and 2017, our total revenues were $195.5 million and $159.8 million, respectively, representing period-over-period growth in total revenues of 22%. For the three months ended April 30, 2018 and 2017, our subscription services revenues were $156.0 million and $129.1 million, respectively, representing period-over-period growth in subscription services revenues of 21%. In the three months ended April 30, 2018, we derived approximately 60% of our subscription services revenues and 56% of our total revenues from our Veeva Commercial Cloud solutions. We generated net income of $44.3 million and $37.0 million for the three months ended April 30, 2018 and 2017, respectively.

24   Veeva Systems Inc. | Form 10-Q

New Revenue Recognition Standard Under Topic 606

All results, including results from prior periods, related to revenues, cost of revenues, and operating expenses, and our disclosure of expectations for future periods reflect our adoption of Topic 606. Refer to note 1 of the notes to our condensed consolidated financial statements included elsewhere in this report for details regarding our adoption of Topic 606.

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

Subscription Services Revenue Retention Rate. A key factor to our success is the renewal and expansion of our existing subscription agreements with our customers. We calculate our annual subscription services revenue retention rate for a particular fiscal year by dividing (i) annualized subscription revenue as of the last day of that fiscal year from those customers that were also customers as of the last day of the prior fiscal year by (ii) the annualized subscription revenue from all customers as of the last day of the prior fiscal year. Annualized subscription revenue is calculated by multiplying the daily subscription revenue recognized on the last day of the fiscal year by 365. This calculation includes the impact on our revenues from customer non-renewals, expanded deployment of our solutions within their organizations, deployments of additional solutions or discontinued use of solutions by our customers, and price changes for our solutions. Historically, the impact of price changes on our subscription services revenue retention rate has been minimal. For our fiscal years ended January 31, 2018, 2017, and 2016, our subscription services revenue retention rate was 121%, 127%, and 125%, respectively.

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. For the three months ended April 30, 2018, subscription services revenues constituted 80% of total revenues and professional services and other revenues constituted 20% of total revenues.

We enter into master subscription agreements with our customers and count each distinct master subscription agreement that has not been terminated or expired and that has orders for which we have recognized revenue in the quarter as a distinct customer for purposes of determining our total number of current customers as of the end of that quarter. We generally enter into a single master subscription agreement with each customer, although in some instances, affiliated legal entities within the same corporate family may enter into separate master subscription agreements. Divisions, subsidiaries and operating units of our customers often place distinct orders for our subscription services under the same master subscription agreement, and we do not count such distinct orders as new customers for purposes of determining our total customer count. With respect to data services customers that have not purchased one of our software solutions, we count as a distinct customer each party that has a master subscription agreement and a known and recurring payment obligation. For purposes of determining our total customer count, we count each entity that uses a legacy Zinc Ahead product as a distinct customer if such entity is not otherwise a customer of ours.

Veeva Systems Inc. | Form 10-Q   25

New subscription orders typically have a one-year term. If a customer adds end users or solutions to an existing order, such additional orders will generally be coterminus with the anniversary date of the initial order, and as a result, orders for additional end users or solutions will commonly have an initial term of less than one year. Subscription orders are generally billed at the beginning of the subscription commencement date in annual or quarterly increments. Because the term of orders for additional end users or solutions is commonly less than one year and payment terms may also be quarterly, the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the adjustment had not occurred. Additionally, if a coterminus order of less than one year renews in the same fiscal year in which it was originally signed and has annual billing terms, the order will generate more deferred revenue in that fiscal year than the annual contract value of that order. Accordingly, we do not believe that changes on a quarterly basis in deferred revenue or calculated billings, a metric commonly cited by financial analysts, are accurate indicators of future revenues for any given period of time. Please note that since the adoption of Topic 606, we define the term calculated billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable from the immediately preceding period.

With respect to solutions other than Veeva CRM and particularly with respect to our Veeva Vault applications, we have entered into a number of orders with terms of up to five years. The fees associated with such orders are typically not based on the number of end-users and typically escalate over the term of such orders at a pre-agreed rate to account for, among other factors, implementation and adoption timing and planned increased usage by the customer. Similar to our orders with a one-year term, our multi-year orders are also billed in annual or quarterly increments, which means the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. Also, pursuant to Topic 606, timing differences between billings and revenue recognition with respect to our multi-year orders with escalating fees will result in fluctuations in deferred revenue and unbilled accounts receivable balances that did not occur prior to our adoption of Topic 606. For instance, when the amounts we are entitled to invoice in any period pursuant to multi-year orders is less than the revenue we are required to recognize pursuant to Topic 606, we will accrue an unbilled accounts receivable balance related to such orders.  In the same scenario, the deferred revenue we would recognize in connection with such orders will be less than it would have been prior to the adoption of Topic 606 because we will be recognizing more revenue earlier in the term of such multi-year orders.

Subscription services revenues are recognized ratably over the respective non-cancelable subscription term because of the continuous transfer of control to the customer. Our subscription services agreements are generally non-cancelable during the term, although customers typically have the right to terminate their agreements for cause in the event of material breach. Subscription services revenues are affected primarily by the number of customers, the scope of the subscription purchased by each customer (for example, the number of end users or other subscription usage metric) and the number of solutions subscribed to by each customer.

We utilize our own professional services personnel and, in certain cases, third-party subcontractors to perform our professional services engagements with customers. Our professional services engagements are primarily billed on a time and materials basis and revenues are typically recognized as the services are rendered. Certain professional services revenues are based on fixed fee arrangements and revenues are recognized as services are rendered. Professional services revenues are affected primarily by our customers’ demands for implementation services, configuration, data services, training and managed services in connection with our solutions.

26   Veeva Systems Inc. | Form 10-Q

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

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, amortization expense associated with capitalized sales commissions and the associated fringe benefits, sales commissions that do not qualify for capitalization, marketing program costs, amortization expense associated with purchased intangibles related to our customer contracts, customer relationships and brand, travel-related expenses and allocated overhead. Sales commissions are costs of obtaining customer contracts and are capitalized and then amortized over a period of benefit that we have determined to be three years. Certain sales commissions and other program spend costs are expensed as incurred. Consequently, the recognition of this expense on our income statement can precede the recognition of the related revenue.

General and Administrative. General and administrative expenses consist of employee-related expenses for our executive, finance and accounting, legal, employee success, management information systems personnel, and other administrative employees. In addition, general and administrative expenses include fees related to third-party legal counsel, fees related to third-party accounting, tax and audit services, other corporate expenses, and allocated overhead.

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

Veeva Systems Inc. | Form 10-Q   27

New Accounting Pronouncements Adopted in Fiscal 2019

Refer to note 1 of the condensed consolidated financial statements for a full description of the recent accounting pronouncements adopted during the fiscal year ending January 31, 2019.

Recent Accounting Pronouncements

Income Taxes

In March 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” This standard amends ASC 740, Income Taxes, to provide accounting guidance for the tax effects of the Tax Act pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. We have applied the guidance in ASU 2018-05 (see note 8 of the notes to our condensed consolidated financial statements).

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. While we are currently evaluating the impact of the adoption of this standard on our consolidated financial statements, we expect the adoption will result in the recognition of right-of-use assets and lease liabilities that were not previously recognized, which will increase total assets and liabilities on our balance sheet. We do not expect to early adopt this accounting policy.

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

However, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows companies the ability to record provisional amounts during a measurement period not to extend more than one year beyond the Tax Act enactment date. Since the Tax Act was passed late in 2017 and further guidance and accounting interpretations are expected over the next 12 months, our provisional estimate on the effect of the Tax Act in our financial statements remains subject to change. We have considered the impact of the Tax Act, and we expect to complete our analysis within the measurement period in accordance with SAB 118.

28   Veeva Systems Inc. | Form 10-Q

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended April 30,
	2018	2017
		*As adjusted
	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$156,003	$129,131
Professional services and other	39,544	30,641
Total revenues	195,547	159,772
Cost of revenues(1):
Cost of subscription services	29,913	26,138
Cost of professional services and other	30,242	22,739
Total cost of revenues	60,155	48,877
Gross profit	135,392	110,895
Operating expenses(1):
Research and development	37,197	28,311
Sales and marketing	34,385	30,141
General and administrative	19,854	13,580
Total operating expenses	91,436	72,032
Operating income	43,956	38,863
Other income, net	2,139	591
Income before income taxes	46,095	39,454
Provision for income taxes	1,785	2,458
Net income	$44,310	$36,996

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$345	$342
Cost of professional services and other	2,328	1,689
Research and development	4,667	3,802
Sales and marketing	4,088	3,847
General and administrative	5,583	2,108
Total stock-based compensation	$17,011	$11,788

Veeva Systems Inc. | Form 10-Q   29

	Three months ended April 30,
	2018	2017
		*As adjusted
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	79.8%	80.8%
Professional services and other	20.2	19.2
Total revenues	100.0	100.0
Cost of revenues:
Cost of subscription services	15.3	16.4
Cost of professional services and other	15.5	14.2
Total cost of revenues	30.8	30.6
Gross profit	69.2	69.4
Operating expenses:
Research and development	19.0	17.7
Sales and marketing	17.6	18.9
General and administrative	10.1	8.5
Total operating expenses	46.7	45.1
Operating income	22.5	24.3
Other income, net	1.1	0.4
Income before income taxes	23.6	24.7
Provision for income taxes	0.9	1.5
Net income	22.7%	23.2%

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Revenues

	Three months ended April 30,
	2018	2017	% Change
		*As adjusted
	(dollar amounts in thousands)
Revenues:
Subscription services	$156,003	$129,131	21%
Professional services and other	39,544	30,641	29
Total revenues	$195,547	$159,772	22
Percentage of revenues:
Subscription services	80%	81%
Professional services and other	20	19
Total revenues	100%	100%

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Total revenues for the three months ended April 30, 2018 increased $35.8 million from the same period in the prior year, of which $26.9 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $18.7 million of subscription services revenue attributable to Veeva Vault solutions and $8.2 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues, which is primarily measured by the estimated location of end users or usage of our subscription services, was 54% from North America, 30% from Europe and other, and 16% from Asia for the three months ended April 30, 2018 as compared to 52% from North America, 31% from Europe and other, and 17% from Asia for the three months ended April 30, 2017.

30   Veeva Systems Inc. | Form 10-Q

Professional services and other revenues for the three months ended April 30, 2018 increased $8.9 million from the same period in the prior year. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our Veeva Vault solutions. The geographic mix of professional services and other revenues, as measured by the estimated location of the resources performing the services, was 62% from North America, 27% from Europe and other, and 11% from Asia for the three months ended April 30, 2018 as compared to 63% from North America, 28% from Europe and other, and 9% from Asia for the three months ended April 30, 2017.

Subscription services revenues were 80% of total revenues for the three months ended April 30, 2018, compared to 81% of total revenues for the three months ended April 30, 2017.

Over time, we expect the proportion of our total revenues from subscription services to increase.

Cost of Revenues and Gross Profit

	Three months ended April 30,
	2018	2017	% Change
		*As adjusted
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$29,913	$26,138	14%
Cost of professional services and other	30,242	22,739	33
Total cost of revenues	$60,155	$48,877	23
Gross margin percentage:
Subscription services	81%	80%
Professional services and other	24	26
Total gross margin percentage	69%	69%
Gross profit	$135,392	$110,895	22%

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Cost of revenues for the three months ended April 30, 2018 increased $11.3 million from the same period in the prior year, of which $3.8 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in usage of our subscription services, which drove an increase of $1.9 million in computing infrastructure costs from Amazon Web Services and computing infrastructure providers other than salesforce.com, a $1.2 million increase in fees paid to salesforce.com, and an increase of $0.5 million in employee compensation-related costs. We expect cost of subscription services revenues to increase in absolute dollars in the near term, as we renew existing orders and enter into new orders for our subscription services.

Cost of professional services and other revenues for the three months ended April 30, 2018 increased $7.5 million from the same period in the prior year, primarily due to a $6.4 million increase in employee compensation-related costs (includes an increase of $0.6 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. We expect cost of professional services and other revenues to increase in absolute dollars and as a percentage of revenue in the near term as we add personnel to our global professional services organization.

Gross margin as a percentage of total revenues for the three months ended April 30, 2018 and 2017 was 69%. Gross margin remained relatively flat in the current period as compared to the same quarter in the prior period due to an increase of professional services revenues as a proportion of total revenues as well as lower gross margins on professional services compared to subscription services revenues. We expect gross margin to slightly increase in the fiscal year ending January 31, 2019 due to the subscription services revenue growth of our Veeva Vault products, which have a higher gross margin profile relative to our core CRM product, the reduction of duplicate infrastructure costs throughout the year, and our expectation that professional services revenues will decrease as a proportion of total revenues in future periods.

Veeva Systems Inc. | Form 10-Q   31

Operating Expenses and Operating Margin

Operating expenses include research and development, sales and marketing and general and administrative expenses. As we continue to invest in our growth through hiring, we expect operating expenses to increase in absolute dollars and slightly as a percentage of revenue in the near term.

Research and Development

	Three months ended April 30,
	2018	2017	% Change
		*As adjusted
	(dollars in thousands)
Research and development	$37,197	$28,311	31%
Percentage of total revenues	19%	18%

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Research and development expenses for the three months ended April 30, 2018 increased $8.9 million from the same period in the prior year, primarily due to an increase of $6.6 million in employee compensation-related costs (includes an increase of $0.9 million in stock-based compensation) resulting from increased headcount during the period. The expansion of our headcount in this area is to support the increased number of products that we offer. There was also an increase of $1.3 million primarily associated with our migration to Amazon Web Services to support the development and testing of our product infrastructure, platform, and applications.

We expect research and development expenses to increase in absolute dollars and may increase as a percentage of revenue in the near term, primarily due to higher headcount as we continue to add research and development personnel, invest in our solutions, and develop new technologies.

Sales and Marketing

	Three months ended April 30,
	2018	2017	% Change
		*As adjusted
	(dollars in thousands)
Sales and marketing	$34,385	$30,141	14%
Percentage of total revenues	18%	19%

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Sales and marketing expenses for the three months ended April 30, 2018 increased $4.2 million from the same period in the prior year, primarily due to an increase of $4.6 million in employee compensation-related costs (includes an increase of $0.2 million in stock-based compensation) and was partially offset by a net decrease in sales commissions of $0.9 million, which was primarily driven by our new sales compensation model. The overall increase in employee compensation-related costs was primarily driven by increase in headcount during the period.

We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our newer solutions and our continued expansion of our sales capacity across all our solutions.

Note that since the adoption of Topic 606, we now capitalize and amortize commissions, whereas we previously expensed them in the period in which they were incurred. Normally, this change would have reduced our sales and marketing expenses as compared to the prior accounting treatment. However, unrelated to Topic 606, our sales compensation model beginning in our fiscal year ending January 31, 2019 shifted to a higher mix of fixed compensation, which is expensed in the period incurred. Due to these simultaneous changes, we do not expect the adoption of Topic 606 to cause a material change in our sales and marketing expenses for our fiscal year ending January 31, 2019.

32   Veeva Systems Inc. | Form 10-Q

General and Administrative

	Three months ended April 30,
	2018	2017	% Change
		*As adjusted
	(dollars in thousands)
General and administrative	$19,854	$13,580	46%
Percentage of total revenues	10%	9%

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

General and administrative expenses for the three months ended April 30, 2018 increased $6.3 million from the same period in the prior year, primarily due to an increase of $4.8 million in employee compensation-related costs (includes an increase of $3.5 million in stock-based compensation, which primarily reflects the full quarter impact of a stock option grant to our chief executive officer during our fiscal year ended January 31, 2018) and $0.4 million of third-party accounting professional services costs primarily related to the implementation of new accounting standards and tax-related activities.

We expect general and administrative expenses to continue to grow in absolute dollars in the near term as we continue to invest in our business and infrastructure. Such costs include increases in headcount in our finance, legal, and employee success functions, third-party legal fees, particularly in relation to the matters described in Part II, Item 1. “Legal Proceedings,” and additional accounting, tax and compliance-related fees.

Other Income, Net

	Three months ended April 30,
	2018	2017	% Change
	(dollars in thousands)
Other income, net	$2,139	$591	262%

Other income, net for the three months ended April 30, 2018 increased $1.5 million from the prior year period, primarily due to an increase in interest and other income of $1.2 million driven by higher cash and cash equivalent balances and higher yield in the current period. In addition, there was a decrease of $0.6 million in amortization of investments, which was offset by foreign currency losses of $0.3 million during the period, which includes gains and losses from foreign currency exposures partially offset by hedge positions. We continue to experience foreign currency fluctuations primarily due to the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen and Chinese Yuan. We may continue to experience favorable or adverse foreign currency impacts due to volatility in these currencies.

Provision for Income Taxes

	Three months ended April 30,
	2018	2017	% Change
		*As adjusted
	(dollars in thousands)
Income before income taxes	$46,095	$39,454	17%
Provision for income taxes	1,785	2,458	-27%
Effective tax rate	3.9%	6.2%

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Veeva Systems Inc. | Form 10-Q   33

Our effective tax rate is the result of the mix of income earned in various tax jurisdictions that are subject to a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to income earned in jurisdictions with higher statutory tax rates, state taxes, tax credits, equity compensation, and foreign income subject to taxation in the United States. On May 1, 2018 the IRS issued a closing audit notice related to the income tax return for fiscal year ended January 31, 2015. On May 31, 2018 we settled our employment tax audit for calendar years 2015 and 2016. The settlement of the both audits will result in an immaterial impact to our financial statements. Currently, fiscal years ended January 31, 2016 and forward remain open for an IRS income tax audit.

For the three months ended April 30, 2018 and 2017, our effective tax rates were 3.9% and 6.2%, respectively. During the three months ended April 30, 2018 as compared to the prior year period, our effective tax rate decreased primarily due to the reduction in the Federal tax rate as a result of the Tax Act, partially offset by a decrease in excess tax benefits related to equity compensation. We also recognized excess tax benefits in our provision for income taxes of $9.7 million for the three months ended April 30, 2018.

In addition, we may experience material changes to effective tax rate based on the enactment of the Tax Act as well as additional guidance from the Department of Treasury. See “Tax Cuts and Jobs Act of 2017” above for more information. We expect additional provisions of the Tax Act, such as the amendment to Section 162(m) to apply to us in the future. We will continue to identify and analyze other applicable provisions from the 2017 Act that could impact our fiscal year ending January 31, 2019 and beyond. The ultimate impact of the Tax Act will also depend on changes in interpretations, assumptions, guidance and actions we may take in response to those and the Tax Act.

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

34   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   35

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended April 30,
	2018	2017
		*As adjusted
Operating income on a GAAP basis	$43,956	$38,863
Stock-based compensation expense	17,011	11,788
Amortization of purchased intangibles	1,848	2,002
Capitalization of internal-use software	(230)	(790)
Amortization of internal-use software	156	121
Deferred compensation associated with Zinc Ahead acquisition	129	137
Operating income on a non-GAAP basis	$62,870	$52,121
Net income on a GAAP basis	$44,310	$36,996
Stock-based compensation expense	17,011	11,788
Amortization of purchased intangibles	1,848	2,002
Capitalization of internal-use software	(230)	(790)
Amortization of internal-use software	156	121
Deferred compensation associated with Zinc Ahead acquisition	129	137
Income tax effect on non-GAAP adjustments(1)	(11,867)	(15,991)
Net income on a non-GAAP basis	$51,357	$34,263
Diluted net income per share on a GAAP basis	$0.29	$0.24
Stock-based compensation expense	0.11	0.08
Amortization of purchased intangibles	0.01	0.02
Capitalization of internal-use software	—	—
Amortization of internal-use software	—	—
Deferred compensation associated with Zinc Ahead acquisition	—	—
Income tax effect on non-GAAP adjustments(1)	(0.08)	(0.11)
Diluted net income per share on a non-GAAP basis	$0.33	$0.23

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.
(1)

For the three months ended April 30, 2018, we used an estimated annual effective non-GAAP tax rate of 21.0%. In the same period last year, we used an estimated annual effective non-GAAP tax rate of 35.0%.

Liquidity and Capital Resources

	Three months ended April 30,
	2018	2017
		*As adjusted
	(in thousands)
Net cash provided by operating activities(1)	$150,585	$142,161
Net cash used in investing activities	(17,557)	(2,304)
Net cash provided by financing activities(1)	7,839	7,285
Effect of exchange rate changes on cash and cash equivalents	(811)	913
Net change in cash and cash equivalents	$140,056	$148,055

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents and short-term investments, as well as cash flows generated from our operations. As of April 30, 2018, our cash, cash equivalents and short-term investments totaled $918.3 million, of which $56.4 million represented cash and cash equivalents held outside of the United States. Non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States and, therefore, no U.S. current or deferred taxes have been accrued related to these balances. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the United States. Under currently enacted tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts may be subject to certain jurisdictional taxes.

36   Veeva Systems Inc. | Form 10-Q

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

Net cash provided by operating activities was $150.6 million for the three months ended April 30, 2018. Our cash provided by operating activities during the three months ended April 30, 2018 primarily reflected our net income of $44.3 million, adjustments for non-cash items of $25.2 million, and a net increase in our operating assets and liabilities of $81.1 million. Non-cash charges included $17.0 million of stock-based compensation expense and $3.6 million of depreciation and amortization expense. The net changes in operating assets and liabilities included a $69.6 million decrease in accounts receivable which was primarily driven by increased collections during the period, and a $22.7 million increase in deferred revenue which was primarily driven by increased billings from new and existing customers during the period.

The cash flow from operating activities for the three months ended April 30, 2018 represents a majority of the cash flows from operating activities that we expect for the remainder of the fiscal year ending January 31, 2019. As a result, we expect cash flows from operating activities to be substantially less in future quarterly periods during this fiscal year.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.

Net cash used in investing activities was $17.6 million for the three months ended April 30, 2018 resulting primarily from $16.6 million in net purchases of marketable securities and $0.7 million in purchases of property and equipment to support the growth of our business.

Cash Flows from Financing Activities

The cash flows from financing activities relate to stock option exercises.

Net cash provided by financing activities was $7.8 million for the three months ended April 30, 2018 related to the proceeds from employee stock option exercises.

Veeva Systems Inc. | Form 10-Q   37

Commitments

Our principal commitments consist of obligations for minimum payment commitments to salesforce.com and leases for office space. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. As of April 30, 2018, the future non-cancelable minimum payments under these commitments were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Salesforce.com commitments	$268,722	$5,712	$13,010	$—	$250,000
Operating lease obligations	18,773	4,779	7,377	4,215	2,402
Total	$287,495	$10,491	$20,387	$4,215	$252,402

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (GAAP). In the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs, and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

Except for the accounting policies for revenue recognition, unbilled accounts receivable, and deferred costs that were updated as a result of adopting Topic 606, there have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2018 as compared to the those disclosed in our Form 10-K for the fiscal year ended January 31, 2018.

Revenue Recognition

For a description of our application of GAAP to our revenue recognition, see note 1 of the notes to our condensed consolidated financial statements.

Stock-Based Compensation

We consider compensation expense related to stock-based transactions, including the assumptions used in the determination of the fair value of option awards to be a significant accounting policy. For a description of our assumptions used for our stock-based compensation policy, see note 10 of the notes to our condensed consolidated financial statements.

38   Veeva Systems Inc. | Form 10-Q

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation expense on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

Deferred Costs

Deferred costs include sales commissions associated with obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit that we have determined to be three years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.

Veeva Systems Inc. | Form 10-Q   39

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro and Japanese Yen, and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the three months ended April 30, 2018 and 2017, we had foreign currency losses of $0.7 million and $0.5 million, respectively.

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

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $918.3 million as of April 30, 2018. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities, corporate notes and bonds, commercial paper, asset-backed securities, mortgage-backed securities, foreign government bonds, and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase of 100-basis points in interest rates would have resulted in a $3.6 million market value reduction in our investment portfolio as of April 30, 2018. An immediate decrease of 100-basis points in interest rates would have increased the market value by $3.6 million as of April 30, 2018. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

40   Veeva Systems Inc. | Form 10-Q

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective February 1, 2018, we adopted Topic 606. Changes were made to the relevant business processes and the related control activities in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Veeva Systems Inc. | Form 10-Q   41

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in legal proceedings and subject to claims incident to the ordinary course of business. For information regarding certain current legal proceedings, see note 12 of the notes to our condensed consolidated financial statements, which is incorporated herein by reference.

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

In our fiscal years ended January 31, 2016, 2017, and 2018, our total revenues grew by 31%, 35% and 25% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2016, 2017, and 2018, our subscription revenues grew by 36%, 39% and 27% respectively, as compared to subscription revenues from the prior fiscal years. Please note that our total revenues and subscription revenues for the fiscal year ended January 31, 2017 included, for the first time, a full year of revenue contribution from the Zinc Ahead business, which we acquired in the third quarter of the fiscal year ended January 31, 2016. In our fiscal quarter ended April 30, 2018, our total revenues grew by 22% as compared to the same quarterly period last year. We expect the growth rate of our total revenues and subscription revenues to decline in future periods, which may adversely impact the value of our Class A common stock.

Veeva Systems Inc. | Form 10-Q   43

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

We have also announced our intention to offer solutions for life sciences companies that offer pharmacovigilance and safety, commercial data warehouse, and artificial intelligence capabilities. We anticipate competing with many existing solutions, including custom-built software developed by third-party vendors or in-house by our potential customers.

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

44   Veeva Systems Inc. | Form 10-Q

Many of our competitors may be able to devote greater resources to the development, promotion, and sale of their products and services than we are able to devote. Such competitors may be able to initiate or withstand substantial price competition and may offer solutions competitive to certain of our solutions on a standalone basis at a lower price or bundled as part of a larger product sale, including the bundling of software solutions and data. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and distribution agreements with consultants, system integrators, and resellers that we do not have. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. In addition, in order to take advantage of customer demand for cloud-based solutions, such competitors may expand their cloud-based solutions through acquisitions and organic development or may seek to partner with other leading cloud providers. For instance, in October 2016, IMS Health Holdings, Inc. and Quintiles Transnational Holdings Inc., a contract research organization, combined to form Quintiles IMS Holdings, Inc., which now operates under the name IQVIA. The combined entity competes with us in a number of product areas, including software solutions, data, and data services. The impact of this transaction on our competitive environment is uncertain but increased competition from IQVIA could negatively impact our business.

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

Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including solutions we introduced relatively recently. Although certain Veeva Vault applications have begun to achieve meaningful market acceptance, it is uncertain whether these solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected growth. For instance, we have begun selling certain of our Veeva Vault applications to companies outside the life sciences industry, and we have begun selling new Veeva Vault applications, such as Veeva Vault EDC and Veeva Vault CTMS. We also recently announced our entrance into the pharmacovigilance and safety market with Veeva Vault Safety and the commercial data warehouse market with Veeva Nitro. We cannot be certain that our initiatives with respect to newer solutions and newer markets for our solutions will be successful. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions or to develop other new solutions and make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.

Our revenues are relatively concentrated within a small number of key customers, and the loss of one or more of such key customers, or their failure to renew or expand user subscriptions, could slow the growth rate of our revenues or cause our revenues to decline.

In our fiscal years ended January 31, 2016, 2017, and 2018, our top 10 customers accounted for 50%, 45%, and 42% of our total revenues, respectively. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers. The loss of any of our key customers, or a failure of one or more of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenues, our reputation, and our ability to obtain new customers. In the event of an acquisition of one of our customers or a business combination between two of our customers, we may suffer reductions in user subscriptions or non-renewal of their subscription orders. We are also likely to face increasing purchasing scrutiny at the renewal of these large customer subscription orders, which may result in reductions in user subscriptions or increased pricing pressure. The business impact of any of these negative events is particularly pronounced with respect to our largest customers.

Veeva Systems Inc. | Form 10-Q   45

Within Veeva Commercial Cloud, our core Veeva CRM application has achieved substantial penetration within the sales teams of pharmaceutical and biotechnology companies. If our efforts to sustain or further increase the use and adoption of our CRM applications do not succeed, the growth rate of our revenues may decline.

In our fiscal year ended January 31, 2018, we derived approximately 64% of our subscription services revenues and 61% of our total revenues from our Veeva Commercial Cloud solutions. In the three months ended April 30, 2018, we derived approximately 60% of our subscription services revenues and 56% of our total revenues from our Veeva Commercial Cloud solutions. We have realized substantial sales penetration of the available market for our core Veeva CRM application among pharmaceutical and biotechnology companies. A critical factor for our continued growth is our ability to sell additional user subscriptions for Veeva CRM and the other applications within Veeva Commercial Cloud to our existing and new customers. Any factor adversely affecting sales of these applications—including substantial penetration of the available market for our core Veeva CRM application, reductions in user subscriptions due to acquisitions of or business combinations between our customers, or increased purchasing scrutiny—may result in reductions in user subscription or increased pricing pressure and could adversely affect the growth rate of our sales, revenues, operating results, and business.

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

46   Veeva Systems Inc. | Form 10-Q

We rely on third-party providers—including salesforce.com and Amazon Web Services—for computing infrastructure, network connectivity, and other technology-related services needed to deliver our cloud solutions. We have migrated to Amazon Web Services for more of these services, particularly with respect to our solutions other than Veeva CRM. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.

Our solutions are hosted from and use computing infrastructure provided by third parties, including salesforce.com with respect to Veeva CRM and certain of our multichannel CRM applications, Amazon Web Services with respect to Veeva Vault applications, Veeva Network applications, and certain other Veeva Commercial Cloud applications, and other computing infrastructure service providers. We have migrated a significant portion of our computing infrastructure needs to Amazon Web Services. Such migrations are risky and may cause disruptions to our cloud solutions, service outages, downtime, or other problems and may increase our costs.

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

We expect our future expenses to increase as we continue to invest in and grow our business. We expect to incur significant future expenditures related to:

•	developing new solutions and enhancing our existing solutions (including adapting certain of our Veeva Vault applications for companies outside the life sciences industry);
•	improving the technology infrastructure, scalability, availability, security, and support for our solutions;
•	expanding and deepening our relationships with our existing customer base, including expenditures related to increasing the adoption of our solutions by the R&D departments of life sciences companies;
•	sales and marketing, including expansion of our direct sales organization and global marketing programs;
•	expansion of our professional services organization;
•	international expansion;
•	employee compensation, including stock-based compensation;

Veeva Systems Inc. | Form 10-Q   47

•

pending, threatened, or future legal proceedings, certain of which are described in Part II, Item 1A. “Legal Proceedings” and which we expect to continue to result in significant expense for the foreseeable future; and

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

48   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   49

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

50   Veeva Systems Inc. | Form 10-Q

We have been and may in the future be sued by third parties for alleged infringement of their proprietary rights or misappropriation of intellectual property and we may suffer damages or other harm from such proceedings.

There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, or NPEs, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, in 2014, we settled a lawsuit with Prolifiq Software, Inc. in exchange for a license to certain asserted patents, and we are currently defending against assertions of trade secret misappropriation made by our competitors, Medidata and IQVIA, as described in Part II, Item 1A. “Legal Proceedings.” As competition in our market grows, the possibility of patent infringement and other intellectual property claims against us increases. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

Veeva Systems Inc. | Form 10-Q   51

Increasingly complex data protection and privacy regulations are burdensome, may reduce demand for our solutions, and non-compliance may impose significant liabilities.

Our customers use our solutions to collect, use, process, and store personal data or identifying information regarding their employees and the medical professionals with whom our customers have contact, and, potentially, personal data (including potentially sensitive data such as health information) regarding patients maintained by our customers pursuant to clinical, operational, or compliance processes. In this capacity, we act as a data processor. We also collect and sell a database, via our Veeva OpenData and Veeva Oncology Link solutions, for which we are a data controller. In many countries, national and local governmental bodies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, processing, storage, and disclosure of personal information obtained from individuals, making compliance a complex task.

For example, in the United States, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), that protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend, and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purposes. Certain of our customers can be either business associates or covered entities under HIPAA.

We are a registered data controller and data processor under European General Data Protection Regulation (GDPR), which went into effect on May 25, 2018 and replaces EU Data Protection Directive 95/46/EC. Preparation for and compliance with GDPR has and will continue to require valuable management and employee time and resources, and failure to comply with GDPR could include severe penalties and could reduce demand for our solutions.

In addition, we have self-certified under the EU-U.S. and Swiss-U.S. Privacy Shields, and we routinely utilize the EU Standard Contractual Clauses, often also referred to as Model Clauses, to ensure that our European customers have adequate assurance of our technical and organization controls on privacy. However, the Privacy Shield programs and the Model Clauses are currently under review by the European Court of Justice. There is also a trend toward countries enacting data localization requirements which are not particularly compatible with the cloud computing model. For example, Russia's localization law (Federal Law No. 242-FZ) requires that the source of data for Russian nationals collected on Russian territory must be stored in Russia. We are also monitoring the impact of China’s cyber security law and its related implementation rules, which are not yet finalized. Depending on the final enacted implementation rules, localization of certain types of data and restrictions on cross-border transfers may apply.

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

52   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   53

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

54   Veeva Systems Inc. | Form 10-Q

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

Our Veeva CRM application, and certain portions of the multichannel CRM applications that complement our Veeva CRM application, are developed on and/or utilize the Salesforce1 Platform of salesforce.com. Under our agreement, salesforce.com provides the hosting infrastructure and data center for portions of our multichannel CRM applications, as well as the system administration, configuration, reporting and other platform level functionality. In exchange, we pay salesforce.com a fee. Our agreement with salesforce.com requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. See note 12 to the notes to our condensed consolidated financial statements for more information about our on-going minimum fee obligation to salesforce.com. If we are not able to meet the minimum order commitments, the required true-up payments will negatively impact our margins, cash flows, cash balance and financial condition, and our stock price may decline.

Veeva Systems Inc. | Form 10-Q   55

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

We prepare our financial statements in accordance with U.S. GAAP which are subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results. For example, Topic 606 superseded most revenue recognition guidance, including industry-specific guidance. We were required to implement this new revenue standard in our fiscal year beginning February 1, 2018. The adoption of Topic 606 includes a requirement to capitalize the costs to obtain a customer contract (e.g., sales commissions) and amortize these costs over the estimated life of the underlying contract, which we have not previously done. Additionally, we expect the timing of revenue recognition for certain of our revenue arrangements to be impacted by the changes imposed by Topic 606. For instance, with respect to certain of our multi-year orders in which fees increase from year to year, Topic 606 may require that the total contracted revenue for the entire multi-year term of the order be recognized ratably in the same amount in each year. As a result, in the initial year of such orders, we will recognize more revenue than the fees we invoice for the same period, and in the last year of such orders, we will recognize less revenue than the fees we invoice for the same period. Please see note 1 of the notes to our condensed consolidated financial statements for more information. Any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

56   Veeva Systems Inc. | Form 10-Q

Deferred revenue and change in deferred revenue may not be an accurate indicator of our future financial results.

Our subscription orders are generally billed beginning at the subscription commencement date in annual or quarterly increments. Many of our customers, including many of our large customers, are billed on a quarterly basis and therefore a substantial portion of the value of contracts billed on a quarterly basis will not be reflected in our deferred revenue at the end of any given quarter. Also, because the terms of orders for additional end users or solutions are typically coterminus with the anniversary date of the initial order for a related solution, the terms of such orders for additional end users or solutions can be for relatively short periods of time, often less than one year and payment terms may also be quarterly. Therefore, the annualized value of such orders that we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time and may agree in the future to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the renewal date adjustment had not occurred. Additionally, if a coterminus order of less than one year renews in the same fiscal year in which it was originally signed and has annual billing terms, the order will generate more deferred revenue in that fiscal year than the annual contract value of that order. Accordingly, we do not believe that changes on a quarterly basis in deferred revenue or calculated billings, a metric commonly cited by financial analysts, are accurate indicators of future revenues for any given period of time. Please note that since the adoption of Topic 606, we define the term calculated billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable from the immediately preceding period. However, many companies that provide cloud-based software report changes in deferred revenue or calculated billings as key operating or financial metrics, and it is possible that analysts or investors may view these metrics as important. Thus, any changes in our deferred revenue balances or deferred revenue trends, or in the future, our unbilled accounts receivable balances or trends, could adversely affect the market price of our Class A common stock.

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.

In our fiscal quarter ended April 30, 2018, sales to customers outside North America, which is primarily measured by the estimated location of the end users or usage for subscription services revenues and the estimated location of the resources performing the services for professional services, accounted for approximately 44% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

Veeva Systems Inc. | Form 10-Q   57

•	increased financial accounting and reporting burdens and complexities;
•	restrictions on the transfer of funds;
•	our ability to repatriate funds from abroad without adverse tax consequences;
•	adverse tax consequences, including the potential for required withholding taxes;
•	fluctuations in the exchange rates of foreign currency in which our foreign revenues or expenses may be denominated;
•	changes in trade relations and trade policy, including implementation of or changes to trade sanctions, tariffs, and embargos; and
•	unstable regional and economic political conditions in the markets in which we operate.

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

58   Veeva Systems Inc. | Form 10-Q

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

Our success and ability to compete depend in part upon our intellectual property. As of April 30, 2018, we had filed applications for a number of patents, and we have 13 issued U.S. and three Japanese patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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

Veeva Systems Inc. | Form 10-Q   59

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

Finally, we have been and may be in the future subject to income tax audits throughout the world. We believe our income and payroll tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, but an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

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

60   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   61

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

62   Veeva Systems Inc. | Form 10-Q

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2018, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 65.5% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

Veeva Systems Inc. | Form 10-Q   63

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

In addition, as of April 30, 2018, we had options outstanding that, if exercised, would result in the issuance of additional shares of Class A or Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of April 30, 2018, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of April 30, 2018, are described in note 8 of the notes to our condensed consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

64   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   65

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
a)	Sales of Unregistered Securities

None.

b)	Use of Proceeds from Public Offerings of Common Stock

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

66   Veeva Systems Inc. | Form 10-Q

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

Dated: June 7, 2018

68   Veeva Systems Inc. | Form 10-Q