Form 10-Q
period 2018-07-31
VEEVA SYSTEMS INC
filed 2018-09-06
CIK 1393052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

As of August 31, 2018, there were 121,826,207 shares of the Registrant’s Class A common stock outstanding and 22,683,180 shares of the Registrant’s Class B common stock outstanding.

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
		*As adjusted
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$511,735	$320,183
Short-term investments	498,690	441,779
Accounts receivable, net of allowance for doubtful accounts of $461 and $345, respectively	111,795	224,668
Unbilled accounts receivable	14,777	13,348
Prepaid expenses and other current assets	15,361	12,443
Total current assets	1,152,358	1,012,421
Property and equipment, net	50,705	52,284
Deferred costs, net	28,126	30,306
Goodwill	95,804	95,804
Intangible assets, net	27,854	31,490
Deferred income taxes, noncurrent	3,468	2,222
Other long-term assets	6,277	5,806
Total assets	$1,364,592	$1,230,333
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,661	$6,944
Accrued compensation and benefits	14,113	17,054
Accrued expenses and other current liabilities	11,989	13,152
Income tax payable	1,725	2,080
Deferred revenue	259,170	266,939
Total current liabilities	294,658	306,169
Deferred income taxes, noncurrent	12,309	10,949
Other long-term liabilities	7,249	6,977
Total liabilities	314,216	324,095
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 121,412,763 and 117,246,735 issued and outstanding at July 31, 2018 and January 31, 2018, respectively	1	1
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 22,731,725 and 24,822,661 issued and outstanding at July 31, 2018 and January 31, 2018, respectively	—	—
Additional paid-in capital	566,533	515,272
Accumulated other comprehensive income	(119)	1,600
Retained earnings	483,961	389,365
Total stockholders’ equity	1,050,376	906,238
Total liabilities and stockholders’ equity	$1,364,592	$1,230,333

See Notes to Condensed Consolidated Financial Statements.

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

4   Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
		*As adjusted		*As adjusted
	(Unaudited)
Revenues:
Subscription services	$169,592	$135,550	$325,595	$264,681
Professional services and other	40,017	32,245	79,561	62,886
Total revenues	209,609	167,795	405,156	327,567
Cost of revenues(1):
Cost of subscription services	29,146	26,800	59,059	52,938
Cost of professional services and other	30,080	23,600	60,322	46,339
Total cost of revenues	59,226	50,400	119,381	99,277
Gross profit	150,383	117,395	285,775	228,290
Operating expenses(1):
Research and development	38,826	32,678	76,023	60,989
Sales and marketing	38,222	32,070	72,607	62,211
General and administrative	20,517	14,580	40,371	28,160
Total operating expenses	97,565	79,328	189,001	151,360
Operating income	52,818	38,067	96,774	76,930
Other income, net	3,342	2,858	5,481	3,449
Income before income taxes	56,160	40,925	102,255	80,379
Provision for income taxes	5,874	2,323	7,659	4,781
Net income	$50,286	$38,602	$94,596	$75,598
Net income attributable to Class A and Class B common stockholders, basic and diluted	$50,286	$38,602	$94,596	$75,598
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.35	$0.28	$0.66	$0.54
Diluted	$0.32	$0.25	$0.61	$0.49
Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	143,748	140,010	143,271	139,351
Diluted	155,416	153,778	155,227	153,301
Other comprehensive income:
Net change in unrealized losses on available-for-sale investments	$357	$34	$662	$(72)
Net change in cumulative foreign currency translation gain (loss)	(1,572)	327	(2,381)	1,232
Comprehensive income	$49,071	$38,963	$92,877	$76,758

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$416	$376	$761	$718
Cost of professional services and other	2,657	2,133	4,985	3,822
Research and development	5,795	4,349	10,462	8,151
Sales and marketing	4,830	4,173	8,918	8,020
General and administrative	6,020	2,349	11,603	4,457
Total stock-based compensation	$19,718	$13,380	$36,729	$25,168

See Notes to Condensed Consolidated Financial Statements.

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Veeva Systems Inc. | Form 10-Q   5

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
		* As adjusted		* As adjusted
	(Unaudited)
Cash flows from operating activities
Net income	$50,286	$38,602	$94,596	$75,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,498	3,571	7,094	7,020
Amortization of premiums (accretion of discount) on short-term investments	(353)	386	(532)	842
Stock-based compensation	19,718	13,380	36,729	25,168
Amortization of deferred costs	4,583	4,087	9,102	8,135
Deferred income taxes	868	(296)	818	(943)
(Gain) Loss on foreign currency from market-to-market derivative	(186)	204	(163)	253
Bad debt expense (recovery)	(58)	(198)	178	(206)
Changes in operating assets and liabilities:
Accounts receivable	43,103	16,345	112,695	87,149
Unbilled accounts receivable	2,858	7,453	(1,429)	(479)
Deferred costs	(3,371)	(4,046)	(6,922)	(7,763)
Income taxes	1,992	483	(504)	(2,062)
Prepaid expenses and other current and long-term assets	(2,796)	331	(3,509)	(1,160)
Accounts payable	(1,443)	700	538	244
Accrued expenses and other current liabilities	(1,540)	(361)	(4,104)	544
Deferred revenue	(30,406)	(24,250)	(7,756)	5,161
Other long-term liabilities	60	1,215	567	2,266
Net cash provided by operating activities	86,813	57,606	237,398	199,767
Cash flows from investing activities
Purchases of short-term investments	(181,069)	(87,202)	(374,231)	(143,451)
Maturities and sales of short-term investments	141,266	69,681	317,810	128,377
Purchases of property and equipment	(686)	(2,535)	(1,395)	(6,495)
Capitalized internal-use software development costs	(284)	(242)	(514)	(1,033)
Net cash used in investing activities	(40,773)	(20,298)	(58,330)	(22,602)
Cash flows from financing activities
Proceeds from exercise of common stock options	7,022	6,131	14,861	13,416
Net cash provided by financing activities	7,022	6,131	14,861	13,416
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,565)	327	(2,376)	1,240
Net change in cash, cash equivalents, and restricted cash	51,497	43,766	191,553	191,821
Cash, cash equivalents, and restricted cash at beginning of period	461,443	366,662	321,387	218,607
Cash, cash equivalents, and restricted cash at end of period	$512,940	$410,428	$512,940	$410,428

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$511,735	$409,226	$511,735	$409,226
Restricted cash included in other long-term assets	1,205	1,202	1,205	1,202
Total cash, cash equivalents, and restricted cash at end of period	$512,940	$410,428	$512,940	$410,428

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$6,455	$1,780	$10,571	$6,036
Excess tax benefits from employee stock plans	$9,347	$14,765	$19,026	$28,675
Non-cash investing and financing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$80	$465	$179	$(121)
Vesting of early exercised stock options	$—	$—	$—	$1

See Notes to Condensed Consolidated Financial Statements.

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

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

Contracts with Multiple Performance Obligations

Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately when they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including other groupings such as customer type and geography.

Unbilled Accounts Receivable

Unbilled accounts receivable is a contract asset related to the delivery of our subscription services and professional services for which the related billings will occur in a future period. Unbilled accounts receivable consists of (i) revenue recognized for professional services performed but not yet billed and (ii) revenue recognized from non-cancelable, multi-year orders in which fees increase annually but for which we are not contractually able to invoice until a future period.

8   Veeva Systems Inc. | Form 10-Q

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

The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	July 31,	January 31,
	2018	2018
Customer 1	*	18%
Customer 2	*	13%

*	Does not exceed 10%.

No single customer represented over 10% of total revenues in the condensed consolidated statements of comprehensive income for the three and six months ended July 31, 2018 and 2017.

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

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash, Restricted Cash,” which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017. We adopted ASU 2016-18 retrospectively, effective February 1, 2018. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the condensed consolidated statement of cash flows, the impact on net cash flows for the three and six months ended July 31, 2018 was immaterial.

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

10   Veeva Systems Inc. | Form 10-Q

The impact of adoption included the deferral of costs to obtain customer contracts, which is comprised of commissions on our subscription services arrangements. Such costs were expensed as incurred under Topic 605, whereas under Topic 606, they are generally capitalized and amortized over the costs’ associated term of economic benefit. We have determined that the term of economic benefit of our costs to obtain customer contracts is three years.

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

We adjusted our condensed consolidated financial statements from amounts previously reported to reflect the adoption of Topic 606, ASU 2016-18, or ASU 2018-02. Select impacted condensed consolidated balance sheet line items, which reflect the adoption of the new standards are as follows (in thousands):

	January 31, 2018
	As Reported	Adjustments		As adjusted
Assets
Accounts receivable(1)	$233,731	(9,063)	a	$224,668
Unbilled accounts receivable(1)	—	13,348	a	13,348
Deferred costs, net	—	30,306	a	30,306
Deferred income taxes, non-current	3,490	(1,268)	a	2,222
Liabilities
Deferred revenue	$275,446	$(8,507)	a	$266,939
Deferred income taxes, non-current	3,828	7,121	a	10,949
Stockholders’ equity:
Accumulated other comprehensive income	$1,404	$196	b	$1,600
Retained earnings	354,850	34,515	a, b	389,365

(1)	Unbilled accounts receivable was previously included in Accounts receivable before the adoption of Topic 606.
a	Adjusted to reflect the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”

b	Adjusted to reflect the adoption of ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”

Select unaudited condensed consolidated statement of comprehensive income line items, which reflect the adoption of the new standards are as follows (in thousands):

	Three months ended July 31, 2017
	As Reported	Adjustments		As adjusted
Revenues:
Subscription services	$134,340	$1,210	a	$135,550
Operating expenses:
Sales and marketing	32,017	53	a	32,070
Operating income	36,898	1,169	a	38,067
Provision for income taxes	1,912	411	a	2,323
Net income	$37,844	$758	a	$38,602
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.27	$0.01	a	$0.28
Diluted	$0.25	$—	a	$0.25

Veeva Systems Inc. | Form 10-Q   11

	Six months ended July 31, 2017
	As Reported	Adjustments		As adjusted
Revenues:
Subscription services	$261,617	$3,064	a	$264,681
Operating expenses:
Sales and marketing	61,827	384	a	62,211
Operating income	74,237	2,693	a	76,930
Provision for income taxes	3,819	962	a	4,781
Net income	$73,867	$1,731	a	$75,598
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.53	$0.01	a	$0.54
Diluted	$0.48	$0.01	a	$0.49

a	Adjusted to reflect the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of the new standards are as follows (in thousands):

	Three months ended July 31, 2017
	As Reported	Adjustments		As adjusted
Cash flows from operating activities
Net income	$37,844	$758	a	$38,602
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred costs	—	4,087	a	4,087
Changes in operating assets and liabilities:
Accounts receivable	16,169	176	a	16,345
Unbilled accounts receivable	—	7,453	a	7,453
Deferred costs	—	(4,046)	a	(4,046)
Deferred revenue	(15,410)	(8,840)	a	(24,250)
Net cash provided by operating activities	57,607	(1)	a	57,606
Change in restricted cash and deposits	(201)	201	b	—
Net cash (used in) provided by investing activities	(20,499)	201	b	(20,298)
Net change in cash, cash equivalents and restricted cash	43,566	200	b	43,766
Cash, cash equivalents and restricted cash at the beginning of period	365,660	1,002	b	366,662
Cash, cash equivalents and restricted cash at the end of period	$409,226	$1,202	b	$410,428

	Six months ended July 31, 2017
	As Reported	Adjustments		As adjusted
Cash flows from operating activities
Net income	$73,867	$1,731	a	$75,598
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred costs	—	8,135	a	8,135
Changes in operating assets and liabilities:
Accounts receivable	85,869	1,280	a	87,149
Unbilled accounts receivable	—	(479)	a	(479)
Deferred costs	—	(7,763)	a	(7,763)
Deferred revenue	9,027	(3,866)	a	5,161
Net cash provided by operating activities	199,768	(1)	a	199,767
Change in restricted cash and deposits	(202)	202	b	—
Net cash (used in) provided by investing activities	(22,804)	202	b	(22,602)
Net change in cash, cash equivalents and restricted cash	191,620	201	b	191,821
Cash, cash equivalents and restricted cash at the beginning of period	217,606	1,001	b	218,607
Cash, cash equivalents and restricted cash at the end of period	$409,226	$1,202	b	$410,428

a	Adjusted to reflect the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”

b	Adjusted to reflect the adoption of ASU 2016-18, “Statement of Cash Flows, Restricted Cash.”

Future periods may or may not have the same impact as those set forth above.

12   Veeva Systems Inc. | Form 10-Q

Note 2. Short-Term Investments

At July 31, 2018, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale securities:
Certificates of deposits	$11,036	$7	$—	$11,043
Asset-backed securities	86,498	2	(555)	85,945
Commercial paper	13,596	2	(1)	13,597
Corporate notes and bonds	152,185	56	(718)	151,523
Foreign government bonds	2,999	—	(21)	2,978
Mortgage backed securities	13,366	—	(81)	13,285
U.S. agency obligations	57,657	2	(25)	57,634
U.S. treasury securities	162,888	1	(204)	162,685
Total available-for-sale securities	$500,225	$70	$(1,605)	$498,690

At January 31, 2018, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale securities:
Asset-backed securities	$67,875	$—	$(424)	$67,451
Commercial paper	19,926	—	(12)	19,914
Corporate notes and bonds	160,499	1	(759)	159,741
Foreign government bonds	1,504	—	(18)	1,486
Mortgage backed securities	11,555	—	(75)	11,480
U.S. agency obligations	71,206	1	(76)	71,131
U.S. treasury securities	110,707	5	(136)	110,576
Total available-for-sale securities	$443,272	$7	$(1,500)	$441,779

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	July 31,	January 31,
	2018	2018
Due in one year or less	$331,500	$308,172
Due in greater than one year	167,190	133,607
Total	$498,690	$441,779

We have certain available-for-sale securities in a gross unrealized loss position, some of which have been in that position for more than 12 months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, our financial position and near-term prospects and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, we would write down the respective investment to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized as other income, net in our condensed consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income. There were no impairments considered other-than-temporary as of July 31, 2018 and January 31, 2018.

Veeva Systems Inc. | Form 10-Q   13

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of July 31, 2018 (in thousands):

		Gross
	Fair	unrealized
	value	losses
Asset-backed securities	$82,019	$(555)
Commercial paper	3,892	(1)
Corporate notes and bonds	108,287	(718)
Foreign government bonds	2,979	(21)
Mortgage backed securities	13,285	(81)
U.S. agency obligations	49,893	(25)
U.S. treasury securities	153,505	(204)

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

Note 3. Deferred Costs

Deferred costs, which consist of deferred sales commissions, were $28.1 million and $30.3 million as of July 31, 2018 and January 31, 2018, respectively. For the three and six months ended July 31, 2018, amortization expense for the deferred costs was $4.6 million and $9.1 million, respectively. For the three and six months ended July 31, 2017, amortization expense for the deferred costs was $4.1 million and $8.1 million, respectively. There has been no impairment loss recorded in relation to the costs capitalized for all periods presented.

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following as of the dates shown (in thousands):

	July 31,	January 31,
	2018	2018
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	20,172	20,073
Equipment and computers	7,837	7,732
Furniture and fixtures	9,495	9,619
Leasehold improvements	3,613	3,637
Construction in progress	270	36
	65,411	65,121
Less accumulated depreciation	(14,706)	(12,837)
Total property and equipment, net	$50,705	$52,284

Total depreciation expense was $1.6 million and $3.2 million for the three and six months ended July 31, 2018, respectively, and $1.4 million and $2.7 million for the three and six months ended July 31, 2017, respectively. Land is not depreciated.

14   Veeva Systems Inc. | Form 10-Q

Note 5. Intangible Assets

The following schedule presents the details of intangible assets as of July 31, 2018 (dollar amounts in thousands):

	July 31, 2018
	Gross			Remaining
	carrying	Accumulated		useful life
	amount	amortization	Net	(in years)
Existing technology	$3,880	$(3,813)	$67	1.7
Database	4,939	(4,340)	599	1.7
Customer contracts and relationships	33,643	(10,560)	23,083	7.1
Software	10,867	(6,979)	3,888	1.7
Brand	1,141	(924)	217	0.7
	$54,470	$(26,616)	$27,854

The following schedule presents the details of intangible assets as of January 31, 2018 (dollar amounts in thousands):

	January 31, 2018
	Gross			Remaining
	carrying	Accumulated		useful life
	amount	amortization	Net	(in years)
Existing technology	$3,880	$(3,509)	$371	0.8
Database	4,939	(4,091)	848	2.0
Customer contracts and relationships	33,643	(8,798)	24,845	7.5
Software	10,867	(5,820)	5,047	2.2
Brand	1,141	(762)	379	1.2
	$54,470	$(22,980)	$31,490

Amortization expense associated with intangible assets was $1.8 million and $3.6 million for the three and six months ended July 31, 2018, respectively, and $2.0 million and $4.0 million for the three and six months ended July 31, 2017, respectively.

The estimated amortization expense for intangible assets, for the next five years and thereafter is as follows as of July 31, 2018 (in thousands):

Estimated
amortization
Period	expense
Fiscal 2019	$3,334
Fiscal 2020	6,062
Fiscal 2021	3,629
Fiscal 2022	3,182
Fiscal 2023	3,182
Thereafter	8,465
Total	$27,854

Veeva Systems Inc. | Form 10-Q   15

Note 6. Accrued Expenses

Accrued expenses consisted of the following as of the dates shown (in thousands):

	July 31,	January 31,
	2018	2018
Accrued commissions	$1,357	$3,565
Accrued bonus	2,504	3,068
Deferred compensation associated with Zinc Ahead	464	467
Accrued vacation	3,571	2,608
Payroll tax payable	3,020	3,580
Accrued other compensation and benefits	3,197	3,766
Total accrued compensation and benefits	$14,113	$17,054
Accrued fees payable to salesforce.com	4,990	4,929
Accrued third-party professional services subcontractors' fees	996	1,614
Taxes payable	2,435	3,009
Other accrued expenses	3,568	3,600
Total accrued expenses and other current liabilities	$11,989	$13,152

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

16   Veeva Systems Inc. | Form 10-Q

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of July 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$66,114	$—	$—	$66,114
Commercial paper	—	4,485	—	4,485
Corporate notes and bonds	—	3,034	—	3,034
U.S. agency obligations	—	11,128	—	11,128
U.S. treasury securities	—	29,967	—	29,967
Short-term investments:
Certificates of deposits	—	11,043	—	11,043
Asset-backed securities	—	85,945	—	85,945
Commercial paper	—	13,597	—	13,597
Corporate notes and bonds	—	151,523	—	151,523
Foreign government bonds	—	2,978	—	2,978
Mortgage backed securities	—	13,285	—	13,285
U.S. agency obligations	—	57,634	—	57,634
U.S. treasury securities	—	162,685	—	162,685
Foreign currency derivative contracts	—	59	—	59
Total	$66,114	$547,363	$—	$613,477
Liabilities
Foreign currency derivative contracts	—	160	—	160
Total	$—	$160	$—	$160

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

Veeva Systems Inc. | Form 10-Q   17

Balance Sheet Hedges

During the three months ended July 31, 2018, we entered into foreign currency forward contracts (the “Forward Contracts”) in order to hedge our foreign currency exposure. A Forward Contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into Forward Contracts and holding them to maturity, we are locked into a future currency exchange rate in an amount equal to and for the terms of the Forward Contracts. We account for derivative instruments at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. We recognized realized foreign currency losses of $0.2 million and gains of $0.3 million during the three and six months ended July 31, 2018 on hedging, respectively, and losses of $2.2 million and $2.8 million during the three and six months ended July 31, 2017 on hedging, respectively.

The fair value of our outstanding derivative instruments is summarized below (in thousands):

	July 31,	January 31,
	2018	2018
Notional amount of foreign currency derivative contracts	$2,946	$36,266
Fair value of foreign currency derivative contracts	3,047	36,531

Details on outstanding balance sheet hedges are presented below as of the date shown below (in thousands):

		July 31,	January 31,
		2018	2018
Derivative Assets	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$59	$127
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses	$160	$391

Note 8. Income Taxes

For the three months ended July 31, 2018 and 2017, our effective tax rates were 10.5% and 5.7%, respectively. During the three months ended July 31, 2018 as compared to the prior year period, our effective tax rate increased primarily due to a decrease in excess tax benefits, which was partially offset by a reduced federal tax rate as a result of the Tax Act. We recognized excess tax benefits in our provision for income taxes of $9.3 million and $14.8 million for the three months ended July 31, 2018 and 2017, respectively.

For the six months ended July 31, 2018 and 2017, our effective tax rates were 7.5% and 5.9%, respectively. During the six months ended July 31, 2018 as compared to the prior year period, our effective tax rate increased primarily due to a decrease in excess tax benefits, which was partially offset by a reduced federal tax rate as a result of the Tax Act. We recognized excess tax benefits in our provision for income taxes of $19.0 million and $28.7 million for the six months ended July 31, 2018 and 2017, respectively.

On May 1, 2018 the Internal Revenue Service (IRS) issued a closing audit notice related to the income tax return for fiscal year ended January 31, 2015. The completion of the IRS audit resulted in an immaterial impact to our financial statements.

The SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows companies the ability to record provisional amounts during a measurement period not to extend more than one year beyond the Tax Act enactment date. Since the Tax Act was passed late in 2017 and further guidance and accounting interpretations are expected during the measurement period, our provisional estimate on the effect of the Tax Act in our financial statements remains subject to change. We have not made any material changes to our provisional estimates from the prior period.

18   Veeva Systems Inc. | Form 10-Q

Note 9. Deferred Revenue and Performance Obligations

We recognized $135.2 million and $187.9 million of subscription services revenue during the three and six months ended July 31, 2018, respectively, and $105.0 million and $146.5 million during the three and six months ended July 31, 2017, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was immaterial.

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. We applied the practical expedient in accordance with Topic 606 to exclude the amounts related to professional services contracts that are on a time-and-material basis. Revenue from remaining performance obligations for professional services contracts as of July 31, 2018 was immaterial.
As of July 31, 2018, approximately $452.9 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately $342.0 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Note 10. Stockholders’ Equity

Stock Option Activity

A summary of stock option activity for the six months ended July 31, 2018 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (in years)	value
Options outstanding at January 31, 2018	16,024,146	$16.76	6.1	$738,648,507
Options granted	175,000	77.88
Options exercised	(1,412,949)	10.17
Options forfeited/cancelled	(202,268)	8.53
Options outstanding at July 31, 2018	14,583,929	$18.25	5.8	$837,197,633
Options vested and exercisable at July 31, 2018	6,444,160	$5.18	4.5	$453,984,350
Options vested and exercisable at July 31, 2018 and expected to vest thereafter	14,583,929	$18.25	5.8	$837,197,633

During the six months ended July 31, 2018, we granted 175,000 stock options under the 2013 Equity Incentive Plan (EIP). The weighted average grant-date fair value of options granted was $35.04 for the six months ended July 31, 2018.  We did not grant any stock options during the three months ended July 31, 2018.

As of July 31, 2018, there was $106.9 million in unrecognized compensation cost related to unvested stock options granted under the 2007 Stock Plan (2007 Plan), 2012 Equity Incentive Plan and 2013 EIP. This cost is expected to be recognized over a weighted average period of 3.9 years.

As of July 31, 2018, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.

The total intrinsic value of options exercised was approximately $42.9 million and $91.3 million for the three and six months ended July 31, 2018.

Veeva Systems Inc. | Form 10-Q   19

Restricted Stock Units

A summary of restricted stock unit (RSU) activity for the six months ended July 31, 2018 is as follows:

	Unreleased restricted	Weighted average grant
	stock units	date fair value
Balance at January 31, 2018	2,901,736	$38.14
RSUs granted	832,014	72.02
RSUs vested	(662,087)	36.17
RSUs forfeited/cancelled	(156,241)	43.95
Balance at July 31, 2018	2,915,422	$47.95

During the three and six months ended July 31, 2018, we granted 194,304 and 832,014 RSUs under the 2013 EIP with a weighted-average grant date fair value of $78.85 and $72.02, respectively.

As of July 31, 2018, there was a total of $131.3 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

Stock-Based Compensation

Compensation expense related to share-based transactions, including equity awards to employees and non-employee directors, is measured and recognized in the condensed consolidated financial statements based on fair value. The grant date fair value of each option award is estimated on the grant date using the Monte Carlo simulation or Black-Scholes option-pricing model. The stock-based compensation expense is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four to nine years. For RSUs, the grant date fair value is based on the closing price of our common stock on the grant date.

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

The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018(1)	2017	2018	2017
Volatility	—%	43%	41%	43% – 44%
Expected term (in years)	—	6.35	6.35	6.35
Risk-free interest rate	—%	1.89%	2.73%	1.89% – 2.17%
Dividend yield	—%	—%	—%	—%

(1)Note that we did not grant any stock options during the three months ended July 31, 2018.

For the three and six months ended July 31, 2018 and 2017, we capitalized an immaterial amount of stock-based compensation as part of our internal-use software capitalization.

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

20   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   21

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2018		2017		2018		2017
			*As adjusted				*As adjusted
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$42,326	$7,960	$30,820	$7,782	$79,137	$15,459	$59,243	$16,355
Undistributed earnings allocated to participating securities	—	—	—	—	—	—	—	—
Net income attributable to common stockholders, basic	$42,326	$7,960	$30,820	$7,782	$79,137	$15,459	$59,243	$16,355
Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	120,994	22,754	111,786	28,224	119,857	23,414	109,204	30,147
Net income per share attributable to common stockholders, basic	$0.35	$0.35	$0.28	$0.28	$0.66	$0.66	$0.54	$0.54
Diluted
Numerator
Net income attributable to common stockholders, basic	$42,326	$7,960	$30,820	$7,782	$79,137	$15,459	$59,243	$16,355
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	7,960	—	7,782	—	15,459	—	16,355	—
Reallocation of net income to Class B common stock	—	3,177	—	2,759	—	6,096	—	5,391
Net income attributable to common stockholders, diluted	$50,286	$11,137	$38,602	$10,541	$94,596	$21,555	$75,598	$21,746
Denominator
Number of shares used for basic EPS computation	120,994	22,754	111,786	28,224	119,857	23,414	109,204	30,147
Conversion of Class B to Class A common stock	22,754	—	28,224	—	23,414	—	30,147	—
Effect of potentially dilutive common shares	11,668	11,668	13,768	13,768	11,956	11,956	13,950	13,950
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	155,416	34,422	153,778	41,992	155,227	35,370	153,301	44,097
Net income per share attributable to common stockholders, diluted	$0.32	$0.32	$0.25	$0.25	$0.61	$0.61	$0.49	$0.49

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	3,157,436	337,503	3,123,695	558,126

22   Veeva Systems Inc. | Form 10-Q

Note 12. Commitments and Contingencies

Litigation

IQVIA Litigation Matter.

On January 10, 2017, IQVIA Inc. (formerly Quintiles IMS Incorporated) and IMS Software Services, Ltd. (collectively, “IQVIA”) filed a complaint against us in the U.S. District Court for the District of New Jersey (IQVIA Inc. v. Veeva Systems Inc. (No. 2:17-cv-00177)). In the complaint, IQVIA alleges that we have used unauthorized access to proprietary IQVIA data to improve our software and data products, and that our software is designed to steal IQVIA trade secrets. IQVIA further alleges that we have intentionally gained unauthorized access to IQVIA proprietary information to gain an unfair advantage in marketing our products and that we have made false statements concerning IQVIA’s conduct and our data security capabilities. IQVIA asserts claims under both federal and state misappropriation of trade secret laws, federal false advertising law, and common law claims for unjust enrichment, tortious interference, and unfair trade practices. The complaint seeks declaratory and injunctive relief and unspecified monetary damages.

There are no dispositive motions pending with respect to IQVIA’s claims against Veeva.

On March 13, 2017, we filed our answer and counterclaims in the IQVIA action. Our counterclaims allege that IQVIA has abused monopoly power as the dominant provider of data products for life sciences companies to exclude Veeva OpenData and Veeva Network from their respective markets. The counterclaims allege that IQVIA has engaged in various tactics to prevent customers from using our applications and has deliberately raised costs and difficulty for customers attempting to switch from IQVIA to our data products. The counterclaims assert federal and state antitrust claims, as well as claims under California’s Unfair Practices Act and common law claims for intentional interference with contractual relations and intentional interference with prospective economic advantage. The counterclaims seek injunctive relief, monetary damages exceeding $200 million, and attorneys’ fees.

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

Medidata Litigation Matter.

On January 26, 2017, Medidata Solutions, Inc. filed a complaint in the U.S. District Court for the Southern District of New York (Medidata Solutions, Inc. v. Veeva Systems Inc. et al. (No. 1:17-cv-00589)) against us and five individual Veeva employees who previously worked for Medidata (“Individual Employees”). The complaint alleged that we induced and conspired with the Individual Employees to breach their employment agreements, including non-compete and confidentiality provisions, and to misappropriate Medidata’s confidential and trade secret information. The complaint sought declaratory and injunctive relief, unspecified monetary damages, and attorneys' fees. Medidata has since amended its complaint twice, asserting the same claims with additional factual allegations, and has voluntarily dismissed the Individual Defendants without prejudice.

Veeva filed a motion to compel the entire matter to arbitration, which the district court denied, and we have appealed the district court’s order to the U.S. Court of Appeals for the Second Circuit. Oral argument took place on August 29, 2018, and the U.S. Court of Appeals for the Second Circuit has not yet ruled on our appeal.

Discovery in the Medidata litigation is currently in process and no trial date has been set.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that Medidata’s claims lack merit.

Veeva Systems Inc. | Form 10-Q   23

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

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce1 Platform in combination with our developed technology to deliver certain of our multichannel CRM applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. As of July 31, 2018, we remained obligated to pay fees of at least $251.6 million prior to September 1, 2025 in connection with this agreement.

Note 13. Revenues by Product

Our industry cloud solutions are grouped into two key product areas—Veeva Commercial Cloud and Veeva Vault. Veeva Commercial Cloud is a suite of multichannel CRM applications, territory allocation and alignment applications, master data management applications, and customer reference and key opinion leader data and services. Veeva Vault is a unified suite of cloud-based, enterprise content and data management applications.

Total revenues consist of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
		*As adjusted		*As adjusted
Subscription services
Veeva Commercial Cloud	$97,927	$87,420	$191,038	$172,378
Veeva Vault(1)	71,665	48,130	134,557	92,303
Total subscription services	$169,592	$135,550	$325,595	$264,681
Professional services
Veeva Commercial Cloud	$14,770	$15,471	$30,931	$31,439
Veeva Vault(1)	25,247	16,774	48,630	31,447
Total professional services	$40,017	$32,245	$79,561	$62,886
Total revenues	$209,609	$167,795	$405,156	$327,567

(1)	Veeva Vault revenues includes revenue from legacy Zinc Ahead products.
*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

24   Veeva Systems Inc. | Form 10-Q

Note 14. Information about Geographic Areas

We track and allocate revenues by the principal geographic area of our customers’ end users rather than by individual country, which makes it impractical to disclose revenues for the United States or other specific foreign countries. Total revenues by geographic area, which is primarily measured by the estimated location of the end users for subscription services revenues and the estimated location of the resources performing the services for professional services, were as follows for the periods shown below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
		*As adjusted		*As adjusted
Revenues by geography
North America	$117,158	$91,008	$226,435	$177,909
Europe and other	62,087	50,996	119,069	99,394
Asia Pacific	30,364	25,791	59,652	50,264
Total revenues	$209,609	$167,795	$405,156	$327,567

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	July 31,	January 31,
	2018	2018
Long-lived assets by geography
North America	$47,996	$49,214
Europe and other	1,645	1,840
Asia Pacific	1,064	1,230
Total long-lived assets	$50,705	$52,284

Veeva Systems Inc. | Form 10-Q   25

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

For the six months ended July 31, 2018 and 2017, our total revenues were $405.2 million and $327.6 million, respectively, representing period-over-period growth in total revenues of 24%. For the six months ended July 31, 2018 and 2017, our subscription services revenues were $325.6 million and $264.7 million, respectively, representing period-over-period growth in subscription services revenues of 23%. In the six months ended July 31, 2018, we derived approximately 59% of our subscription services revenues and 55% of our total revenues from our Veeva Commercial Cloud solutions. We generated net income of $94.6 million and $75.6 million for the six months ended July 31, 2018 and 2017, respectively.

26   Veeva Systems Inc. | Form 10-Q

New Revenue Recognition Standard Under Topic 606

All results, including results from prior periods presented in this filing, related to revenues, cost of revenues, and operating expenses, and our disclosure of expectations for future periods reflect our adoption of Topic 606. Refer to note 1 of the notes to our condensed consolidated financial statements included elsewhere in this report for details regarding our adoption of Topic 606.

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

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. For the six months ended July 31, 2018, subscription services revenues constituted 80% of total revenues and professional services and other revenues constituted 20% of total revenues.

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

Veeva Systems Inc. | Form 10-Q   27

New subscription orders typically have a one-year term. If a customer adds end users or solutions to an existing order, such additional orders will generally be coterminus with the anniversary date of the initial order, and as a result, orders for additional end users or solutions will commonly have an initial term of less than one year. Subscription orders are generally billed at the beginning of the subscription commencement date in annual or quarterly increments. Because the term of orders for additional end users or solutions is commonly less than one year and payment terms may also be quarterly, the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the adjustment had not occurred. Additionally, if a coterminus order of less than one year renews in the same fiscal year in which it was originally signed and has annual billing terms, the order will generate more deferred revenue in that fiscal year than the annual contract value of that order. Accordingly, we do not believe that changes on a quarterly basis in deferred revenue, unbilled accounts receivable, or calculated billings, a metric commonly cited by financial analysts, are accurate indicators of future revenues for any given period of time. Please note that since the adoption of Topic 606, we define the term calculated billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable from the immediately preceding period.

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

28   Veeva Systems Inc. | Form 10-Q

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

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, amortization expense associated with capitalized sales commissions, sales commissions that do not qualify for capitalization, marketing program costs, amortization expense associated with purchased intangibles related to our customer contracts, customer relationships and brand, travel-related expenses and allocated overhead. Sales commissions are costs of obtaining customer contracts and are capitalized and then amortized over a period of benefit that we have determined to be three years. Certain program spend costs are expensed as incurred.

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

Veeva Systems Inc. | Form 10-Q   29

Recent Accounting Pronouncements

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

However, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows companies the ability to record provisional amounts during a measurement period not to extend more than one year beyond the Tax Act enactment date. Since the Tax Act was passed late in 2017 and further guidance and accounting interpretations are expected during the remeasurement period, our provisional estimate on the effect of the Tax Act in our financial statements remains subject to change. We have considered the impact of the Tax Act, and we expect to complete our analysis within the measurement period in accordance with SAB 118.

30   Veeva Systems Inc. | Form 10-Q

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
		*As adjusted		*As adjusted
	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$169,592	$135,550	$325,595	$264,681
Professional services and other	40,017	32,245	79,561	62,886
Total revenues	209,609	167,795	405,156	327,567
Cost of revenues(1):
Cost of subscription services	29,146	26,800	59,059	52,938
Cost of professional services and other	30,080	23,600	60,322	46,339
Total cost of revenues	59,226	50,400	119,381	99,277
Gross profit	150,383	117,395	285,775	228,290
Operating expenses(1):
Research and development	38,826	32,678	76,023	60,989
Sales and marketing	38,222	32,070	72,607	62,211
General and administrative	20,517	14,580	40,371	28,160
Total operating expenses	97,565	79,328	189,001	151,360
Operating income	52,818	38,067	96,774	76,930
Other income, net	3,342	2,858	5,481	3,449
Income before income taxes	56,160	40,925	102,255	80,379
Provision for income taxes	5,874	2,323	7,659	4,781
Net income	$50,286	$38,602	$94,596	$75,598

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$416	$376	$761	$718
Cost of professional services and other	2,657	2,133	4,985	3,822
Research and development	5,795	4,349	10,462	8,151
Sales and marketing	4,830	4,173	8,918	8,020
General and administrative	6,020	2,349	11,603	4,457
Total stock-based compensation	$19,718	$13,380	$36,729	$25,168

Veeva Systems Inc. | Form 10-Q   31

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
		*As adjusted		*As adjusted
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	80.9%	80.8%	80.4%	80.8%
Professional services and other	19.1	19.2	19.6	19.2
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of subscription services	13.9	16.0	14.6	16.2
Cost of professional services and other	14.4	14.1	14.9	14.1
Total cost of revenues	28.3	30.1	29.5	30.3
Gross profit	71.7	69.9	70.5	69.7
Operating expenses:
Research and development	18.5	19.5	18.8	18.6
Sales and marketing	18.2	19.1	17.9	19.0
General and administrative	9.8	8.6	10.0	8.6
Total operating expenses	46.5	47.2	46.7	46.2
Operating income	25.2	22.7	23.8	23.5
Other income, net	1.6	1.7	1.4	1.1
Income before income taxes	26.8	24.4	25.2	24.6
Provision for income taxes	2.8	1.4	1.9	1.5
Net income	24.0%	23.0%	23.3%	23.1%

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Revenues

	Three months ended July 31,			Six months ended July 31,
	2018	2017	% Change	2018	2017	% Change
		*As adjusted			*As adjusted
	(dollars in thousands)
Revenues:
Subscription services	$169,592	$135,550	25%	$325,595	$264,681	23%
Professional services and other	40,017	32,245	24	79,561	62,886	27
Total revenues	$209,609	$167,795	25	$405,156	$327,567	24
Percentage of revenues:
Subscription services	81%	81%		80%	81%
Professional services and other	19	19		20	19
Total revenues	100%	100%		100%	100%

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Total revenues for the three months ended July 31, 2018 increased $41.8 million from the same period in the prior year, of which $34.0 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $23.5 million of subscription services revenue attributable to Veeva Vault solutions and $10.5 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues, which is primarily measured by the estimated location of end users or usage of our subscription services, was 54% from North America, 30% from Europe and other, and 16% from Asia for the three months ended July 31, 2018 and 2017. Subscription services revenues were 81% of total revenues for the three months ended July 31, 2018 and 2017.

32   Veeva Systems Inc. | Form 10-Q

Professional services and other revenues for the three months ended July 31, 2018 increased $7.8 million from the same period in the prior year. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our Veeva Vault solutions. The geographic mix of professional services and other revenues, as measured by the estimated location of the resources performing the services, was 62% from North America, 28% from Europe and other, and 10% from Asia for the three months ended July 31, 2018 as compared to 59% from North America, 30% from Europe and other, and 11% from Asia for the three months ended July 31, 2017.

Total revenues for the six months ended July 31, 2018 increased $77.6 million from the same period in the prior year, of which $60.9 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $42.3 million of subscription services revenue attributable to Veeva Vault solutions and $18.7 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues, which is primarily measured by the estimated location of end users or usage of our subscription services, was 54% from North America, 30% from Europe and other, and 16% from Asia for the six months ended July 31, 2018 as compared to 53% from North America, 30% from Europe and other, and 17% from Asia for the six months ended July 31, 2017. Subscription services revenues were 80% of total revenues for the six months ended July 31, 2018, compared to 81% of total revenues for the six months ended July 31, 2017.

Professional services and other revenues for the six months ended July 31, 2018 increased $16.7 million from the same period in the prior year. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our Veeva Vault solutions. The geographic mix of professional services and other revenues, as measured by the estimated location of the resources performing the services, was 62% from North America, 28% from Europe and other, and 10% from Asia for the six months ended July 31, 2018 as compared to 61% from North America, 29% from Europe and other, and 10% from Asia for the six months ended July 31, 2017. Over time, we expect the proportion of our total revenues from subscription services to increase.

Cost of Revenues and Gross Profit

	Three months ended July 31,			Six months ended July 31,
	2018	2017	% Change	2018	2017	% Change
		*As adjusted			*As adjusted
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$29,146	$26,800	9%	$59,059	$52,938	12%
Cost of professional services and other	30,080	23,600	27	60,322	46,339	30
Total cost of revenues	$59,226	$50,400	18	$119,381	$99,277	20
Gross margin percentage:
Subscription services	83%	80%		82%	80%
Professional services and other	25	27		24	26
Total gross margin percentage	72%	70%		71%	70%
Gross profit	$150,383	$117,395	28%	$285,775	$228,290	25%

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Cost of revenues for the three months ended July 31, 2018 increased $8.8 million from the same period in the prior year, of which $2.3 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in usage of our subscription services, which drove an increase of $1.0 million in computing infrastructure costs from Amazon Web Services, a $1.0 million increase in fees paid to salesforce.com, and an increase of $0.3 million in employee compensation-related costs. We expect cost of subscription services revenues to increase in absolute dollars in the near term as we renew existing orders and enter into new orders for our subscription services.

Veeva Systems Inc. | Form 10-Q   33

Cost of professional services and other revenues for the three months ended July 31, 2018 increased $6.5 million from the same period in the prior year, primarily due to a $5.5 million increase in employee compensation-related costs (includes an increase of $0.5 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. We expect cost of professional services and other revenues to increase in absolute dollars and as a percentage of revenue in the near term as we add personnel to our global professional services organization.

Gross margin as a percentage of total revenues for the three months ended July 31, 2018 and 2017 was 72% and 70%, respectively. Gross margin increased in the current period as compared to the same quarter in the prior period due to the growth in subscription services revenues related to our Veeva Vault solutions, which have higher gross margins as compared to our Veeva Commercial Cloud solutions.

Cost of revenues for the six months ended July 31, 2018 increased $20.1 million from the same period in the prior year, of which $6.1 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in usage of our subscription services, which drove an increase of $2.8 million in computing infrastructure costs from Amazon Web Services, a $2.2 million increase in fees paid to salesforce.com, and an increase of $0.8 million in employee compensation-related costs.

Cost of professional services and other revenues for the six months ended July 31, 2018 increased $14.0 million from the same period in the prior year, primarily due to a $11.8 million increase in employee compensation-related costs (includes an increase of $1.2 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period.

Gross margin as a percentage of total revenues for the six months ended July 31, 2018 and 2017 was 71% and 70%, respectively. Gross margin increased in the current period as compared to the same quarter in the prior period due to the growth in subscription services revenues related to our Veeva Vault solutions, which have higher gross margins as compared to our Veeva Commercial Cloud solutions.

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

Operating Expenses and Operating Margin

Operating expenses include research and development, sales and marketing, and general and administrative expenses. As we continue to invest in our growth through hiring, we expect operating expenses to increase in absolute dollars and slightly as a percentage of revenue in the near term.

Research and Development

	Three months ended July 31,			Six months ended July 31,
	2018	2017	% Change	2018	2017	% Change
		*As adjusted			*As adjusted
	(dollars in thousands)
Research and development	$38,826	$32,678	19%	$76,023	$60,989	25%
Percentage of total revenues	19%	20%		19%	19%

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Research and development expenses for the three months ended July 31, 2018 increased $6.1 million from the same period in the prior year, primarily due to an increase of $6.0 million in employee compensation-related costs (includes an increase of $1.4 million in stock-based compensation) resulting from increased headcount during the period. The expansion of our headcount in this area is to support the increased number of products that we offer.

34   Veeva Systems Inc. | Form 10-Q

Research and development expenses for the six months ended July 31, 2018 increased $15.0 million from the same period in the prior year, primarily due to an increase of $12.7 million in employee compensation-related costs (includes an increase of $2.3 million in stock-based compensation) resulting from increased headcount during the period. The expansion of our headcount in this area is to support the increased number of products that we offer.

We expect research and development expenses to increase in absolute dollars and may increase as a percentage of revenue in the near term, primarily due to higher headcount as we continue to add research and development personnel, invest in our solutions, and develop new technologies.

Sales and Marketing

	Three months ended July 31,			Six months ended July 31,
	2018	2017	% Change	2018	2017	% Change
		*As adjusted			*As adjusted
	(dollars in thousands)
Sales and marketing	$38,222	$32,070	19%	$72,607	$62,211	17%
Percentage of total revenues	18%	19%		18%	19%

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Sales and marketing expenses for the three months ended July 31, 2018 increased $6.2 million from the same period in the prior year, primarily due to an increase of $4.6 million in employee compensation-related costs (includes an increase of $0.7 million in stock-based compensation) and an increase of $0.7 million in marketing program costs. The overall increase in employee compensation-related costs was primarily driven by increase in headcount during the period.

Sales and marketing expenses for the six months ended July 31, 2018 increased $10.4 million from the same period in the prior year, primarily due to an increase of $9.2 million in employee compensation-related costs (includes an increase of $0.9 million in stock-based compensation) and an increase of $1.3 million in marketing program costs. The overall increase in employee compensation-related costs was primarily driven by increase in headcount during the period.

We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our newer solutions and our continued expansion of our sales capacity across all our solutions.

Note that since the adoption of Topic 606, we now capitalize and amortize commissions, whereas we previously expensed them in the period in which they were incurred. Normally, this change would have reduced our sales and marketing expenses as compared to the prior accounting treatment. However, beginning in our fiscal year ending January 31, 2019 and unrelated to Topic 606, our sales compensation model shifted to a higher mix of fixed compensation, which is expensed in the period incurred. Due to these simultaneous changes, we do not expect the adoption of Topic 606 to cause a material change in our sales and marketing expenses for our fiscal year ending January 31, 2019.

General and Administrative

	Three months ended July 31,			Six months ended July 31,
	2018	2017	% Change	2018	2017	% Change
		*As adjusted			*As adjusted
	(dollars in thousands)
General and administrative	$20,517	$14,580	41%	$40,371	$28,160	43%
Percentage of total revenues	10%	9%		10%	9%

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Veeva Systems Inc. | Form 10-Q   35

General and administrative expenses for the three months ended July 31, 2018 increased $5.9 million from the same period in the prior year, primarily due to an increase of $4.2 million in employee compensation-related costs (includes an increase of $3.7 million in stock-based compensation, which primarily reflects the full quarter impact of a stock option grant to our chief executive officer during our fiscal year ended January 31, 2018) and an increase of $1.0 million in legal fees related to litigation activity during the period.

General and administrative expenses for the six months ended July 31, 2018 increased $12.2 million from the same period in the prior year, primarily due to an increase of $9.0 million in employee compensation-related costs (includes an increase of $7.1 million in stock-based compensation, which primarily reflects the full year-to-date impact of a stock option grant to our chief executive officer during our fiscal year ended January 31, 2018) and an increase of $1.0 million in legal fees related to litigation activity during the period.

We expect general and administrative expenses to continue to grow in absolute dollars in the near term as we continue to invest in our business and infrastructure. Such costs include increases in headcount in our finance, legal, and employee success functions, third-party legal fees, particularly in relation to the matters described in Part II, Item 1. “Legal Proceedings,” and additional accounting, tax and compliance-related fees. We also expect an increase on a year-over-year basis in general and administrative expenses related to the stock-based compensation associated with a stock option grant to our chief executive officer during our fiscal year ended January 31, 2018.

Other Income, Net

	Three months ended July 31,			Six months ended July 31,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)
Other income, net	$3,342	$2,858	17%	$5,481	$3,449	59%

Other income, net for the three months ended July 31, 2018 increased $0.5 million from the same period in the prior year, primarily due to an increase in interest and other income of $1.7 million driven by higher cash and cash equivalent balances and higher yield in the current period, which was offset by a change in foreign currency gains and losses of $2.0 million from the prior year period, which includes gains and losses from foreign currency exposures partially offset by hedge positions. Other income, net for the six months ended July 31, 2018 increased $2.0 million from the same period in the prior year, primarily due to an increase in interest and other income of $2.9 million driven by higher cash and cash equivalent balances and higher yield in the current period. In addition, there was a decrease of $1.4 million in amortization of investments, which was offset by a change in foreign currency gains and losses of $2.3 million from the prior year period, which includes gains and losses from foreign currency exposures partially offset by hedge positions. We continue to experience foreign currency fluctuations primarily due to the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen and Chinese Yuan. We may continue to experience favorable or adverse foreign currency impacts due to volatility in these currencies.

Provision for Income Taxes

	Three months ended July 31,			Six months ended July 31,
	2018	2017	% Change	2018	2017	% Change
		*As adjusted			*As adjusted
	(dollars in thousands)
Income before income taxes	$56,160	$40,925	37%	$102,255	$80,379	27%
Provision for income taxes	5,874	2,323	153%	7,659	4,781	60%
Effective tax rate	10.5%	5.7%		7.5%	5.9%

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

36   Veeva Systems Inc. | Form 10-Q

Our effective tax rate is the result of the mix of income earned in various tax jurisdictions that are subject to a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to income earned in jurisdictions with higher statutory tax rates, state taxes, tax credits, equity compensation, and foreign income subject to taxation in the United States. On May 1, 2018 the IRS issued a closing audit notice related to the income tax return for fiscal year ended January 31, 2015. On May 31, 2018 we settled our employment tax audit for calendar years 2015 and 2016. The settlement of both the audits resulted in an immaterial impact to our financial statements. Currently, fiscal years ended January 31, 2016 and forward remain open for an IRS income tax audit.

For the three months ended July 31, 2018 and 2017, our effective tax rates were 10.5% and 5.7%, respectively. During the three months ended July 31, 2018 as compared to the prior year period, our effective tax rate increased primarily due to a decrease in excess tax benefits, which was partially offset by a reduced federal tax rate as a result of the Tax Act. We recognized excess tax benefits in our provision for income taxes of $9.3 million and $14.8 million for the three months ended July 31, 2018 and 2017, respectively.

For the six months ended July 31, 2018 and 2017, our effective tax rates were 7.5% and 5.9%, respectively. During the six months ended July 31, 2018 as compared to the prior year period, our effective tax rate increased primarily due to a decrease in excess tax benefits, which was partially offset by a reduced federal tax rate as a result of the Tax Act. We recognized excess tax benefits in our provision for income taxes of $19.0 million and $28.7 million for the six months ended July 31, 2018 and 2017, respectively.

In addition, we may experience material changes to effective tax rate based on the enactment of the Tax Act as well as additional guidance from the Department of Treasury. See “Tax Cuts and Jobs Act of 2017” above for more information. We expect additional provisions of the Tax Act, such as the amendment to Section 162(m) to apply to us in the future. We will continue to identify and analyze other applicable provisions from the 2017 Act that may impact our fiscal year ending January 31, 2019 and in the future.

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

Veeva Systems Inc. | Form 10-Q   37

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

38   Veeva Systems Inc. | Form 10-Q

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
		*As adjusted		*As adjusted
Operating income on a GAAP basis	$52,818	$38,067	$96,774	$76,930
Stock-based compensation expense	19,718	13,380	36,729	25,168
Amortization of purchased intangibles	1,783	1,986	3,631	3,988
Capitalization of internal-use software	(284)	(243)	(514)	(1,033)
Amortization of internal-use software	154	159	310	280
Deferred compensation associated with Zinc Ahead acquisition	129	130	258	267
Operating income on a non-GAAP basis	$74,318	$53,479	$137,188	$105,600
Net income on a GAAP basis	$50,286	$38,602	$94,596	$75,598
Stock-based compensation expense	19,718	13,380	36,729	25,168
Amortization of purchased intangibles	1,783	1,986	3,631	3,988
Capitalization of internal-use software	(284)	(243)	(514)	(1,033)
Amortization of internal-use software	154	159	310	280
Deferred compensation associated with Zinc Ahead acquisition	129	130	258	267
Income tax effect on non-GAAP adjustments(1)	(10,435)	(17,395)	(22,302)	(33,386)
Net income on a non-GAAP basis	$61,351	$36,619	$112,708	$70,882
Diluted net income per share on a GAAP basis	$0.32	$0.25	$0.61	$0.49
Stock-based compensation expense	0.13	0.09	0.24	0.16
Amortization of purchased intangibles	0.01	0.01	0.02	0.03
Capitalization of internal-use software	—	—	—	(0.01)
Amortization of internal-use software	—	—	—	—
Deferred compensation associated with Zinc Ahead acquisition	—	—	—	—
Income tax effect on non-GAAP adjustments(1)	(0.07)	(0.11)	(0.14)	(0.21)
Diluted net income per share on a non-GAAP basis	$0.39	$0.24	$0.73	$0.46

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.
(1)

For the three and six months ended July 31, 2018, we used an estimated annual effective non-GAAP tax rate of 21.0%. In the same period last year, we used an estimated annual effective non-GAAP tax rate of 35.0%.

Liquidity and Capital Resources

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
		*As adjusted		*As adjusted
	(in thousands)
Net cash provided by operating activities(1)	$86,813	$57,606	$237,398	$199,767
Net cash used in investing activities	(40,773)	(20,298)	(58,330)	(22,602)
Net cash provided by financing activities(1)	7,022	6,131	14,861	13,416
Effect of exchange rate changes on cash and cash equivalents	(1,565)	327	(2,376)	1,240
Net change in cash and cash equivalents	$51,497	$43,766	$191,553	$191,821

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents and short-term investments, as well as cash flows generated from our operations. As of July 31, 2018, our cash, cash equivalents and short-term investments totaled $1.0 billion, of which $67.2 million represented cash and cash equivalents held outside of the United States. Non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States and, therefore, no U.S. current or deferred taxes have been accrued related to these balances. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the United States. Under currently enacted tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts may be subject to certain jurisdictional taxes.

Veeva Systems Inc. | Form 10-Q   39

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

Net cash provided by operating activities was $86.8 million for the three months ended July 31, 2018. Our cash provided by operating activities during the three months ended July 31, 2018 primarily reflected our net income of $50.3 million, adjustments for non-cash items of $28.1 million, and a net increase in our operating assets and liabilities of $8.5 million. Non-cash charges included $19.7 million of stock-based compensation expense and $3.5 million of depreciation and amortization expense. The net changes in operating assets and liabilities included a $43.1 million decrease in accounts receivable which was primarily driven by increased collections during the period and a $30.4 million decrease in deferred revenue due to the timing of renewal billings.

Net cash provided by operating activities was $237.4 million for the six months ended July 31, 2018. Our cash provided by operating activities during the six months ended July 31, 2018 primarily reflected our net income of $94.6 million, adjustments for non-cash items of $53.2 million, and a net increase in our operating assets and liabilities of $89.6 million. Non-cash charges included $36.7 million of stock-based compensation expense and $7.1 million of depreciation and amortization expense. The net changes in operating assets and liabilities included a $112.7 million decrease in accounts receivable which was primarily driven by increased collections during the period and a $7.8 million decrease in deferred revenue due to the timing of renewal billings.

The cash flow from operating activities for the six months ended July 31, 2018 represents a majority of the cash flows from operating activities that we expect for the remainder of the fiscal year ending January 31, 2019. As a result, we expect cash flows from operating activities to be substantially less in the third and fourth quarters of this fiscal year.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.

Net cash used in investing activities was $40.8 million for the three months ended July 31, 2018 resulting primarily from $39.8 million in net purchases of marketable securities and $0.7 million in purchases of property and equipment to support the growth of our business.

Net cash used in investing activities was $58.3 million for the six months ended July 31, 2018 resulting primarily from $56.4 million in net purchases of marketable securities and $1.4 million in purchases of property and equipment to support the growth of our business.

40   Veeva Systems Inc. | Form 10-Q

Cash Flows from Financing Activities

The cash flows from financing activities relate to stock option exercises.

Net cash provided by financing activities was $7.0 million and $14.9 million for the three and six months ended July 31, 2018, respectively, related to the proceeds from employee stock option exercises.

Commitments

Our principal commitments consist of obligations for minimum payment commitments to salesforce.com and leases for office space. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. As of July 31, 2018, the future non-cancelable minimum payments under these commitments were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Salesforce.com commitments	$251,574	$5,750	$—	$—	$245,824
Operating lease obligations	18,756	4,123	7,532	4,915	2,186
Total	$270,330	$9,873	$7,532	$4,915	$248,010

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

Except for the accounting policies for revenue recognition, unbilled accounts receivable, and deferred costs that were updated as a result of adopting Topic 606, there have been no material changes to our critical accounting policies and estimates during the three and six months ended July 31, 2018 as compared to the those disclosed in our Form 10-K for the fiscal year ended January 31, 2018.

Veeva Systems Inc. | Form 10-Q   41

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

42   Veeva Systems Inc. | Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro and Japanese Yen, and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the three months ended July 31, 2018 and 2017, we had foreign currency losses of $0.7 million and gains of $1.3 million, respectively. For the six months ended July 31, 2018 and 2017, we had foreign currency losses of $1.5 million and gains of $0.8 million, respectively.

We have experienced and will continue to experience fluctuations in our net income as a result of gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We initiated a program during our fiscal year ended January 31, 2018 to engage in the hedging of our foreign currency transactions as described in note 7 of the condensed consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar.

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $1.0 billion as of July 31, 2018. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities, corporate notes and bonds, commercial paper, asset-backed securities, mortgage-backed securities, foreign government bonds, and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase of 100-basis points in interest rates would have resulted in a $3.4 million market value reduction in our investment portfolio as of July 31, 2018. An immediate decrease of 100-basis points in interest rates would have increased the market value by $3.4 million as of July 31, 2018. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Veeva Systems Inc. | Form 10-Q   43

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

44   Veeva Systems Inc. | Form 10-Q

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in legal proceedings and subject to claims incident to the ordinary course of business. For information regarding certain current legal proceedings, see note 12 of the notes to our condensed consolidated financial statements, which is incorporated herein by reference.

California Non-Compete Matter.

On July 17, 2017, we filed a complaint in the Superior Court of the State of California in the County of Alameda against Medidata, IQVIA, and Sparta Systems, Inc. (Veeva Systems Inc. v. Medidata Solutions, Inc., Quintiles IMS Incorporated, IMS Software Services, LTD., and Sparta Systems, Inc., Case No. RG17868081). Our Complaint seeks declaratory and injunctive relief concerning the use of non-compete, confidentiality, and non-disparagement agreements by these companies. On July 2, 2018, the court, in response to motions by all the defendants, sustained the defendants’ “motions to dismiss” (called “demurrers” in California State Court) while giving Veeva the opportunity to plead additional factual allegations. On July 20, 2018, we filed a Second Amended Complaint asserting the same claims and additional factual allegations as to Medidata and Sparta. We also stated an intent to appeal as to IQVIA. Medidata and Sparta have “demurred” to Veeva’s Second Amended Complaint and have also filed anti-SLAPP motions under California law alleging their conduct is protected by the First Amendment.  The hearing on the demurrer and anti-SLAPP motions is scheduled for December 6, 2018. Discovery is currently stayed.

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

Veeva Systems Inc. | Form 10-Q   45

ITEM 1A.	RISK FACTORS.

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

Our solutions involve the storage and transmission of our customers’ proprietary information, including personal or identifying information regarding their employees and the medical professionals whom their sales personnel contact, sensitive proprietary data related to the regulatory submission process for new medical treatments, and other sensitive information, which may include personal health information. As a result, unauthorized access or security breaches as a result of third-party action, employee error, malfeasance, or otherwise could result in the loss of information, inappropriate use of information, service interruption, service degradation, outages, service level credits, litigation, indemnity obligations, damage to our reputation, and other liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Moreover, the detection, prevention, and remediation of known or unknown securities vulnerabilities, including those arising from third-party hardware or software, may result in additional direct or indirect costs and management time. Any or all of these issues could adversely affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage, or subject us to third-party lawsuits, regulatory fines, mandatory disclosures, or other action or liability, which could adversely affect our operating results. Our insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses, and losses we could incur to respond to and remediate a security breach. A security breach of another significant provider of cloud-based solutions may also negatively impact the demand for our solutions.

We expect the future growth rate of our revenues to decline.

In our fiscal years ended January 31, 2016, 2017, and 2018, our total revenues grew by 31%, 35% and 25% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2016, 2017, and 2018, our subscription revenues grew by 36%, 39% and 27% respectively, as compared to subscription revenues from the prior fiscal years. Please note that our total revenues and subscription revenues for the fiscal year ended January 31, 2017 included, for the first time, a full year of revenue contribution from the Zinc Ahead business, which we acquired in the third quarter of the fiscal year ended January 31, 2016. In our fiscal quarter ended July 31, 2018, our total revenues grew by 25% as compared to the same quarterly period last year. We expect the growth rate of our total revenues and subscription revenues to decline in future periods, which may adversely impact the value of our Class A common stock.

46   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   47

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

Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including solutions we introduced relatively recently. Although certain Veeva Vault applications have begun to achieve meaningful market acceptance, it is uncertain whether these solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected growth. For instance, we have limited experience selling certain of our Veeva Vault applications to companies outside the life sciences industry, and we have limited experience selling our newer Veeva Vault applications, such as Veeva Vault EDC and Veeva Vault CTMS. We also recently announced our entrance into the pharmacovigilance and safety market with Veeva Vault Safety, the commercial data warehouse market with Veeva Nitro, and the expansion of our quality product offerings with Veeva Vault Training. We cannot be certain that our initiatives with respect to newer solutions and newer markets for our solutions will be successful. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions or to develop other new solutions and make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.

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

48   Veeva Systems Inc. | Form 10-Q

Within Veeva Commercial Cloud, our core Veeva CRM application has achieved substantial penetration within the sales teams of pharmaceutical and biotechnology companies. If our efforts to sustain or further increase the use and adoption of our CRM applications do not succeed, the growth rate of our revenues may decline.

In our fiscal year ended January 31, 2018, we derived approximately 64% of our subscription services revenues and 61% of our total revenues from our Veeva Commercial Cloud solutions. In the three months ended July 31, 2018, we derived approximately 58% of our subscription services revenues and 54% of our total revenues from our Veeva Commercial Cloud solutions. We have realized substantial sales penetration of the available market for our core Veeva CRM application among pharmaceutical and biotechnology companies. A critical factor for our continued growth is our ability to sell additional user subscriptions for Veeva CRM and the other applications within Veeva Commercial Cloud to our existing and new customers. Any factor adversely affecting sales of these applications—including substantial penetration of the available market for our core Veeva CRM application, reductions in user subscriptions due to acquisitions of or business combinations between our customers, or increased purchasing scrutiny—may result in reductions in user subscription or increased pricing pressure and could adversely affect the growth rate of our sales, revenues, operating results, and business.

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

Veeva Systems Inc. | Form 10-Q   49

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

Problems faced by our computing infrastructure service providers, including those operated by salesforce.com or Amazon Web Services, could adversely affect the experience of our customers. For example, in May 2016, salesforce.com suffered a significant service outage with respect to a group of servers that hosts Veeva CRM for certain of our Veeva CRM customers, which resulted in unplanned system unavailability and potential data loss. Certain customers claimed service level credits under their contracts with us, and the impact was not material to our financial results. Amazon Web Services has also had and may in the future experience significant service outages. Additionally, if we fail to manage or react to an increase in demand sufficiently, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect our service levels or cause such systems to fail. Our agreements with third-party computing infrastructure service providers may not entitle us to corresponding service level credits to those we offer to our customers. Any changes in third-party service levels at our computing infrastructure service providers or any related disruptions or performance problems with our solutions could adversely affect our reputation and may damage our customers’ stored files, result in lengthy interruptions in our services, or result in potential losses of customer data. Interruptions in our services might reduce our revenues, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to service level credit claims and potential liability, or adversely affect our renewal rates.
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

50   Veeva Systems Inc. | Form 10-Q

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

We have from time to time found defects in our solutions, and new defects may be detected in the future. In addition, we have experienced, and may in the future experience, service disruptions, degradations, outages and other performance problems. These types of problems may be caused by a variety of factors, including human or software errors, viruses, cyber attacks, fraud, spikes in customer usage, problems associated with our third-party computing infrastructure and network providers, infrastructure changes, and denial of service issues. Service disruptions may result from errors we make in delivery, configuring, or hosting our solutions, or designing, installing, expanding, or maintaining our computing infrastructure. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It is also possible that such problems could result in losses of customer data.

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

Veeva Systems Inc. | Form 10-Q   51

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

52   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   53

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

54   Veeva Systems Inc. | Form 10-Q

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

We have limited experience in acquiring other businesses. We may not be able to successfully integrate the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;
•	costs, liabilities or accounting charges associated with the acquisition;

Veeva Systems Inc. | Form 10-Q   55

•	difficulty integrating the accounting systems, operations and personnel of the acquired business;
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

56   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   57

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

58   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   59

Deferred revenue and change in deferred revenue may not be an accurate indicator of our future financial results.

Our subscription orders are generally billed beginning at the subscription commencement date in annual or quarterly increments. Many of our customers, including many of our large customers, are billed on a quarterly basis and therefore a substantial portion of the value of contracts billed on a quarterly basis will not be reflected in our deferred revenue at the end of any given quarter. Also, because the terms of orders for additional end users or solutions are typically coterminus with the anniversary date of the initial order for a related solution, the terms of such orders for additional end users or solutions can be for relatively short periods of time, often less than one year and payment terms may also be quarterly. Therefore, the annualized value of such orders that we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time and may agree in the future to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the renewal date adjustment had not occurred. Additionally, if a coterminus order of less than one year renews in the same fiscal year in which it was originally signed and has annual billing terms, the order will generate more deferred revenue in that fiscal year than the annual contract value of that order. Accordingly, we do not believe that changes on a quarterly basis in deferred revenue, unbilled accounts receivable, or calculated billings, a metric commonly cited by financial analysts, are accurate indicators of future revenues for any given period of time. Please note that since the adoption of Topic 606, we define the term calculated billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable from the immediately preceding period. However, many companies that provide cloud-based software report changes in deferred revenue or calculated billings as key operating or financial metrics, and it is possible that analysts or investors may view these metrics as important. Thus, any changes in our deferred revenue balances or deferred revenue trends, or in the future, our unbilled accounts receivable balances or trends, could adversely affect the market price of our Class A common stock.

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.

In our fiscal quarter ended July 31, 2018, sales to customers outside North America, which is primarily measured by the estimated location of the end users or usage for subscription services revenues and the estimated location of the resources performing the services for professional services, accounted for approximately 44% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

60   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   61

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

Our success and ability to compete depend in part upon our intellectual property. As of July 31, 2018, we had filed applications for a number of patents, and we have 13 issued U.S. and three Japanese patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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

We do not collect sales and use, value added and similar transactional taxes in all jurisdictions in which we have sales and no physical presence, based on our belief that such taxes are not applicable or that we are not required to collect such taxes with respect to the jurisdiction. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect and remit such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. The U.S. Supreme Court’s recent decision in South Dakota v. Wayfair, Inc. may increase that risk by increasing states’ ability to assert taxing jurisdiction on out-of-state retailers. Such tax assessments, penalties and interest or future requirements may adversely affect our results of operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

Unanticipated changes in our effective tax rate and additional tax liabilities, including as a result of our international operations or implementation of new tax rules, could harm our future results.

We are subject to income taxes in the United States and various foreign jurisdictions (including Australia, Belgium, Brazil, Canada, China, France, Germany, Hungary, India, Israel, Italy, Japan, Mexico, Singapore, South Korea, Spain, Switzerland, Thailand, Ukraine, and the United Kingdom) and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions and complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Tax rates in the jurisdictions in which we operate may change as a result of factors outside of our control or relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. In addition, changes in tax and trade laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position. Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, the valuation of deferred tax assets and liabilities, adjustments to income taxes upon finalization of tax returns, changes in allowable tax attributes, decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes, and changes in federal, state or international tax laws and accounting principles. Increases in our effective tax rate would reduce our profitability.

62   Veeva Systems Inc. | Form 10-Q

Our tax provision could also be impacted by changes in accounting principles and changes in U.S. federal and state or international tax laws applicable to multinational corporations. For example, the Tax Cuts and Jobs Act of 2017 (Tax Act) significantly changes how the U.S. Department of Treasury imposes income taxes on U.S. corporations. We made significant judgments and assumptions in the interpretation of this new law and in our calculations of the provisional amounts reflected in our financial statements. The U.S. Department of Treasury, the Internal Revenue Service (IRS), and other standard-setting bodies may issue guidance on how the provisions of the Tax Act will be applied or otherwise administered, and additional accounting guidance or interpretations may be issued in the future that is different from our current interpretation. As we further analyze the new law and collect relevant information to complete our computations of the related accounting impact, we may make adjustments to the provisional amounts that could materially affect our provision for income taxes in the period in which the adjustments are made. As a further example, the U.S. Supreme Court’s recent decision in South Dakota v. Wayfair, Inc. increasing states’ ability to assert taxing jurisdiction on out-of-state retailers could result in certain additional jurisdictions asserting that sales and use and other taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future.

In addition, other countries are considering fundamental tax law changes. Any changes in taxing jurisdictions' administrative interpretations, decisions, policies and positions could also impact our tax liabilities. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. The Organization for Economic Co-operation and Development, which represents a coalition of member countries, is supporting changes to numerous long-standing tax rules, including changes to the practice of shifting profits among affiliated entities located in different tax jurisdictions. The increasingly complex global tax environment could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.

Finally, we have been and may be in the future subject to income tax audits throughout the world. We believe our income, employment and transactional tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, but an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

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

Veeva Systems Inc. | Form 10-Q   63

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

64   Veeva Systems Inc. | Form 10-Q

If we fail to develop widespread brand awareness cost-effectively, our business may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our solutions, attracting new customers, and generating and maintaining profitability. Currently, our brand may be less recognized by the key decision makers at the potential customers for our more recently announced solutions, including Veeva Vault CTMS, Veeva Vault EDC, Veeva Vault Safety, Veeva Nitro, and Veeva Vault Training, and our solutions for companies in industries other than life sciences. Brand promotion activities may not generate customer awareness or increase revenues, and even if they do, any increase in revenues may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses attempting to promote and maintain our brand, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.

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

•	announcements of customer additions and customer cancellations or delays in customer purchases;
•	the net increase in the number of customers, either independently or as compared to published expectations of industry, financial or other analysts that cover us;
•	announcements by us or by our competitors of technological innovations, new solutions, enhancements to services, strategic alliances or significant agreements;
•	announcements by us or by our competitors of mergers or other strategic acquisitions or rumors of such transactions involving us or our competitors;
•	the economy as a whole and market conditions within our industry and the industries of our customers;
•	macroeconomic and geopolitical factors and instability and volatility in the global financial markets;

Veeva Systems Inc. | Form 10-Q   65

•	trading activity by directors, executive officers and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares;
•	the operating performance and market value of other comparable companies;
•	changes in legislation relating to our existing or future solutions; and
•	any other factors discussed herein.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2018, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 65.2% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

66   Veeva Systems Inc. | Form 10-Q

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

In addition, as of July 31, 2018, we had options outstanding that, if exercised, would result in the issuance of additional shares of Class A or Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of July 31, 2018, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of July 31, 2018, are described in note 8 of the notes to our condensed consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

Our restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our Class A common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:

•	establish a classified board of directors so that not all members of our board are elected at one time;

Veeva Systems Inc. | Form 10-Q   67

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

68   Veeva Systems Inc. | Form 10-Q

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
a)	Sales of Unregistered Securities

None.

b)	Use of Proceeds from Public Offerings of Common Stock

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

Veeva Systems Inc. | Form 10-Q   69

ITEM 6.	EXHIBITS.

Exhibits

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013
3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013
10.1	Description of Veeva Systems Inc. Non-Employee Director Compensation	8-K	001-36121	10.1	6/15/2018
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

70   Veeva Systems Inc. | Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Veeva Systems Inc.

By:	/s/ TIMOTHY S. CABRAL
Timothy S. Cabral
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: September 6, 2018

Veeva Systems Inc. | Form 10-Q   71