Form 10-Q
period 2018-10-31
VEEVA SYSTEMS INC
filed 2018-12-07
CIK 1393052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2018, there were 125,133,660 shares of the Registrant’s Class A common stock outstanding and 20,167,850 shares of the Registrant’s Class B common stock outstanding.

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
		*As adjusted
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$467,643	$320,183
Short-term investments	584,283	441,779
Accounts receivable, net of allowance for doubtful accounts of $491 and $345, respectively	90,053	224,668
Unbilled accounts receivable	19,989	13,348
Prepaid expenses and other current assets	21,226	12,443
Total current assets	1,183,194	1,012,421
Property and equipment, net	53,614	52,284
Deferred costs, net	28,035	30,306
Goodwill	95,804	95,804
Intangible assets, net	26,188	31,490
Deferred income taxes, noncurrent	3,468	2,222
Other long-term assets	6,978	5,806
Total assets	$1,397,281	$1,230,333
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,859	$6,944
Accrued compensation and benefits	14,515	17,054
Accrued expenses and other current liabilities	12,091	13,152
Income tax payable	3,092	2,080
Deferred revenue	196,159	266,939
Total current liabilities	236,716	306,169
Deferred income taxes, noncurrent	14,143	10,949
Other long-term liabilities	8,117	6,977
Total liabilities	258,976	324,095
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 124,897,004 and 117,246,735 issued and outstanding at October 31, 2018 and January 31, 2018, respectively	1	1
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 20,171,413 and 24,822,661 issued and outstanding at October 31, 2018 and January 31, 2018, respectively	—	—
Additional paid-in capital	591,497	515,272
Accumulated other comprehensive income	(1,239)	1,600
Retained earnings	548,046	389,365
Total stockholders’ equity	1,138,305	906,238
Total liabilities and stockholders’ equity	$1,397,281	$1,230,333

See Notes to Condensed Consolidated Financial Statements.

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

4   Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three months ended October 31,		Nine months ended October 31,
	2018	2017	2018	2017
		*As adjusted		*As adjusted
Revenues:
Subscription services	$178,214	$142,802	$503,809	$407,483
Professional services and other	46,517	34,206	126,078	97,092
Total revenues	224,731	177,008	629,887	504,575
Cost of revenues(1):
Cost of subscription services	28,335	27,758	87,394	80,696
Cost of professional services and other	33,039	25,476	93,361	71,815
Total cost of revenues	61,374	53,234	180,755	152,511
Gross profit	163,357	123,774	449,132	352,064
Operating expenses(1):
Research and development	40,001	34,035	116,024	95,024
Sales and marketing	37,699	31,892	110,306	94,103
General and administrative	22,563	15,352	62,934	43,512
Total operating expenses	100,263	81,279	289,264	232,639
Operating income	63,094	42,495	159,868	119,425
Other income, net	4,606	1,359	10,087	4,808
Income before income taxes	67,700	43,854	169,955	124,233
Provision for income taxes	3,615	8,929	11,274	13,710
Net income	$64,085	$34,925	$158,681	$110,523
Net income attributable to Class A and Class B common stockholders, basic and diluted	$64,085	$34,925	$158,681	$110,523
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.44	$0.25	$1.10	$0.79
Diluted	$0.41	$0.23	$1.02	$0.72
Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	144,737	140,857	143,765	139,858
Diluted	156,025	154,256	155,706	153,409
Other comprehensive income:
Net change in unrealized gain (losses) on available-for-sale investments	$33	$(243)	$695	$(315)
Net change in cumulative foreign currency translation gain (loss)	(1,153)	(6)	(3,534)	1,226
Comprehensive income	$62,965	$34,676	$155,842	$111,434

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$405	$377	$1,166	$1,095
Cost of professional services and other	2,782	2,288	7,767	6,110
Research and development	5,820	4,765	16,282	12,916
Sales and marketing	4,825	4,130	13,743	12,150
General and administrative	6,086	2,458	17,689	6,915
Total stock-based compensation	$19,918	$14,018	$56,647	$39,186

See Notes to Condensed Consolidated Financial Statements.

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Veeva Systems Inc. | Form 10-Q   5

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended October 31,		Nine months ended October 31,
	2018	2017	2018	2017
		* As adjusted		* As adjusted
	(Unaudited)
Cash flows from operating activities
Net income	$64,085	$34,925	$158,681	$110,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,383	3,601	10,477	10,621
Amortization of premiums (accretion of discount) on short-term investments	(848)	365	(1,380)	1,207
Stock-based compensation	19,918	14,018	56,647	39,186
Amortization of deferred costs	4,595	4,203	13,697	12,338
Deferred income taxes	1,824	(44)	2,642	(987)
(Gain) Loss on foreign currency from market-to-market derivative	(19)	(134)	(182)	119
Bad debt expense (recovery)	84	(63)	262	(269)
Changes in operating assets and liabilities:
Accounts receivable	21,658	23,323	134,353	110,472
Unbilled accounts receivable	(5,212)	(4,852)	(6,641)	(5,331)
Deferred costs	(4,504)	(4,170)	(11,426)	(11,933)
Income taxes	1,029	6,125	525	4,063
Prepaid expenses and other current and long-term assets	(6,018)	(390)	(9,527)	(1,550)
Accounts payable	2,982	1,473	3,520	1,717
Accrued expenses and other current liabilities	406	1,405	(3,698)	1,949
Deferred revenue	(62,860)	(47,735)	(70,616)	(42,574)
Other long-term liabilities	1,053	184	1,620	2,450
Net cash provided by operating activities	41,556	32,234	278,954	232,001
Cash flows from investing activities
Purchases of short-term investments	(214,839)	(207,268)	(589,070)	(350,719)
Maturities and sales of short-term investments	130,137	74,806	447,947	203,183
Purchases of property and equipment	(4,163)	(1,635)	(5,558)	(8,130)
Capitalized internal-use software development costs	(495)	(301)	(1,009)	(1,334)
Net cash used in investing activities	(89,360)	(134,398)	(147,690)	(157,000)
Cash flows from financing activities
Proceeds from exercise of common stock options	4,867	3,747	19,728	17,163
Net cash provided by financing activities	4,867	3,747	19,728	17,163
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,154)	(12)	(3,530)	1,228
Net change in cash, cash equivalents, and restricted cash	(44,091)	(98,429)	147,462	93,392
Cash, cash equivalents, and restricted cash at beginning of period	512,940	410,428	321,387	218,607
Cash, cash equivalents, and restricted cash at end of period	$468,849	$311,999	$468,849	$311,999

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$467,643	$310,796	$467,643	$310,796
Restricted cash included in other long-term assets	1,206	1,203	1,206	1,203
Total cash, cash equivalents, and restricted cash at end of period	$468,849	$311,999	$468,849	$311,999

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$6,697	$2,106	$17,268	$8,142
Excess tax benefits from employee stock plans	$12,006	$8,654	$31,032	$37,329
Non-cash investing and financing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$314	$(978)	$493	$(1,099)
Vesting of early exercised stock options	$—	$—	$—	$1

See Notes to Condensed Consolidated Financial Statements.

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

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

Principles of Consolidation and Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting and include the accounts of our wholly-owned subsidiaries after elimination of intercompany accounts and transactions. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Veeva’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018, filed on March 29, 2018. Except for the accounting policies for revenue recognition, unbilled accounts receivable, and deferred costs that were updated as a result of adopting Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (Topic 606), there have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.

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

No single customer represented over 10% of total revenues in the condensed consolidated statements of comprehensive income for the three and nine months ended October 31, 2018 and 2017.

Veeva Systems Inc. | Form 10-Q   9

New Accounting Pronouncements Adopted in Fiscal 2019

Income Taxes

In March 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” This standard amends ASC 740, Income Taxes, to provide accounting guidance for the tax effects of the Tax Cuts and Jobs Act of 2017 (Tax Act) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. We have applied the guidance in ASU 2018-05 (see note 8 of the notes to our condensed consolidated financial statements).

Stranded Tax Effects in Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This update allows reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act.

ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. We early adopted this standard effective February 1, 2018. The impact on our condensed consolidated financial statements was immaterial.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash, Restricted Cash,” which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017. We adopted ASU 2016-18 retrospectively, effective February 1, 2018. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the condensed consolidated statement of cash flows, the impact on net cash flows for the three and nine months ended October 31, 2018 was immaterial.

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

Select unaudited condensed consolidated statement of comprehensive income line items, which reflect the adoption of the new standards are as follows (in thousands):

	Three months ended October 31, 2017
	As Reported	Adjustments		As adjusted
Revenues:
Subscription services	$141,943	$859	a	$142,802
Operating expenses:
Sales and marketing	31,856	36	a	31,892
Operating income	41,668	827	a	42,495
Provision for income taxes	8,635	294	a	8,929
Net income	$34,393	$532	a	$34,925
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.24	$0.01	a	$0.25
Diluted	$0.22	$—	a	$0.23

Veeva Systems Inc. | Form 10-Q   11

	Nine months ended October 31, 2017
	As Reported	Adjustments		As adjusted
Revenues:
Subscription services	$403,560	$3,923	a	$407,483
Operating expenses:
Sales and marketing	93,683	420	a	94,103
Operating income	115,905	3,520	a	119,425
Provision for income taxes	12,454	1,256	a	13,710
Net income	$108,260	$2,263	a	$110,523
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.77	$0.02	a	$0.79
Diluted	$0.71	$0.01	a	$0.72

a	Adjusted to reflect the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of the new standards are as follows (in thousands):

	Three months ended October 31, 2017
	As Reported	Adjustments		As adjusted
Cash flows from operating activities
Net income	$34,393	$532	a	$34,925
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred costs	—	4,203	a	4,203
Changes in operating assets and liabilities:
Accounts receivable	20,922	2,401	a	23,323
Unbilled accounts receivable	—	(4,852)	a	(4,852)
Deferred costs	—	(4,170)	a	(4,170)
Deferred revenue	(49,328)	1,593	a	(47,735)
Net cash provided by operating activities	32,233	1	a	32,234
Change in restricted cash and deposits	—	—	b	—
Net cash used in investing activities	(134,398)	—	b	(134,398)
Net change in cash, cash equivalents and restricted cash	(98,430)	1	b	(98,429)
Cash, cash equivalents and restricted cash at the beginning of period	409,226	1,202	b	410,428
Cash, cash equivalents and restricted cash at the end of period	$310,796	$1,203	b	$311,999

	Nine months ended October 31, 2017
	As Reported	Adjustments		As adjusted
Cash flows from operating activities
Net income	$108,260	$2,263	a	$110,523
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred costs	—	12,338	a	12,338
Changes in operating assets and liabilities:
Accounts receivable	106,791	3,681	a	110,472
Unbilled accounts receivable	—	(5,331)	a	(5,331)
Deferred costs	—	(11,933)	a	(11,933)
Deferred revenue	(40,301)	(2,273)	a	(42,574)
Net cash provided by operating activities	232,001	—	a	232,001
Change in restricted cash and deposits	(202)	202	b	—
Net cash (used in) provided by investing activities	(157,202)	202	b	(157,000)
Net change in cash, cash equivalents and restricted cash	93,190	202	b	93,392
Cash, cash equivalents and restricted cash at the beginning of period	217,606	1,001	b	218,607
Cash, cash equivalents and restricted cash at the end of period	$310,796	$1,203	b	$311,999

a	Adjusted to reflect the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”

b	Adjusted to reflect the adoption of ASU 2016-18, “Statement of Cash Flows, Restricted Cash.”

12   Veeva Systems Inc. | Form 10-Q

Future periods may or may not have the same impact as those set forth above.

Note 2. Short-Term Investments

At October 31, 2018, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale securities:
Certificates of deposits	$9,540	$8	$(1)	$9,547
Asset-backed securities	80,663	3	(502)	80,164
Commercial paper	4,969	—	—	4,969
Corporate notes and bonds	172,815	30	(758)	172,087
Foreign government bonds	3,001	—	(20)	2,981
Mortgage backed securities	6,133	—	(14)	6,119
U.S. agency obligations	35,744	—	(21)	35,723
U.S. treasury securities	272,910	—	(217)	272,693
Total available-for-sale securities	$585,775	$41	$(1,533)	$584,283

At January 31, 2018, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale securities:
Asset-backed securities	$67,875	$—	$(424)	$67,451
Commercial paper	19,926	—	(12)	19,914
Corporate notes and bonds	160,499	1	(759)	159,741
Foreign government bonds	1,504	—	(18)	1,486
Mortgage backed securities	11,555	—	(75)	11,480
U.S. agency obligations	71,206	1	(76)	71,131
U.S. treasury securities	110,707	5	(136)	110,576
Total available-for-sale securities	$443,272	$7	$(1,500)	$441,779

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	October 31,	January 31,
	2018	2018
Due in one year or less	$409,337	$308,172
Due in greater than one year	174,946	133,607
Total	$584,283	$441,779

We have certain available-for-sale securities in a gross unrealized loss position, some of which have been in that position for more than 12 months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, our financial position and near-term prospects and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, we would write down the respective investment to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized as other income, net in our condensed consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income. There were no impairments considered other-than-temporary as of October 31, 2018 and January 31, 2018.

Veeva Systems Inc. | Form 10-Q   13

The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category as of October 31, 2018 (in thousands):

		Gross
	Fair	unrealized
	value	losses
Certificates of deposits	$999	$(1)
Asset-backed securities	77,636	(502)
Commercial paper	4,968	—
Corporate notes and bonds	144,369	(758)
Foreign government bonds	2,981	(20)
Mortgage backed securities	5,638	(14)
U.S. agency obligations	35,723	(21)
U.S. treasury securities	248,754	(217)

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

Note 3. Deferred Costs

Deferred costs, which consist of deferred sales commissions, were $28.0 million and $30.3 million as of October 31, 2018 and January 31, 2018, respectively. For the three and nine months ended October 31, 2018, amortization expense for the deferred costs was $4.6 million and $13.7 million, respectively. For the three and nine months ended October 31, 2017, amortization expense for the deferred costs was $4.2 million and $12.3 million, respectively. There has been no impairment loss recorded in relation to the costs capitalized for any period presented.

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following as of the dates shown (in thousands):

	October 31,	January 31,
	2018	2018
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	20,172	20,073
Equipment and computers	7,667	7,732
Furniture and fixtures	10,483	9,619
Leasehold improvements	4,952	3,637
Construction in progress	1,469	36
	68,767	65,121
Less accumulated depreciation	(15,153)	(12,837)
Total property and equipment, net	$53,614	$52,284

Total depreciation expense was $1.5 million and $4.7 million for the three and nine months ended October 31, 2018, respectively, and $1.6 million and $4.3 million for the three and nine months ended October 31, 2017, respectively. Land is not depreciated.

14   Veeva Systems Inc. | Form 10-Q

Note 5. Intangible Assets

The following schedule presents the details of intangible assets as of October 31, 2018 (dollar amounts in thousands):

	October 31, 2018
	Gross			Remaining
	carrying	Accumulated		useful life
	amount	amortization	Net	(in years)
Existing technology	$3,880	$(3,823)	$57	1.7
Database	4,939	(4,431)	508	1.7
Customer contracts and relationships	33,643	(11,455)	22,188	7.1
Software	10,867	(7,567)	3,300	1.7
Brand	1,141	(1,006)	135	0.7
	$54,470	$(28,282)	$26,188

The following schedule presents the details of intangible assets as of January 31, 2018 (dollar amounts in thousands):

	January 31, 2018
	Gross			Remaining
	carrying	Accumulated		useful life
	amount	amortization	Net	(in years)
Existing technology	$3,880	$(3,509)	$371	0.8
Database	4,939	(4,091)	848	2.0
Customer contracts and relationships	33,643	(8,798)	24,845	7.5
Software	10,867	(5,820)	5,047	2.2
Brand	1,141	(762)	379	1.2
	$54,470	$(22,980)	$31,490

Amortization expense associated with intangible assets was $1.7 million and $5.3 million for the three and nine months ended October 31, 2018, respectively, and $1.9 million and $5.9 million for the three and nine months ended October 31, 2017, respectively.

The estimated amortization expense for intangible assets, for the next five years and thereafter is as follows as of October 31, 2018 (in thousands):

Estimated
amortization
Period	expense
Fiscal 2019	$1,667
Fiscal 2020	6,062
Fiscal 2021	3,629
Fiscal 2022	3,182
Fiscal 2023	3,182
Thereafter	8,466
Total	$26,188

Veeva Systems Inc. | Form 10-Q   15

Note 6. Accrued Expenses

Accrued expenses consisted of the following as of the dates shown (in thousands):

	October 31,	January 31,
	2018	2018
Accrued commissions	$1,875	$3,565
Accrued bonus	3,174	3,068
Accrued vacation	3,252	2,608
Payroll tax payable	3,463	3,580
Accrued other compensation and benefits	2,751	4,233
Total accrued compensation and benefits	$14,515	$17,054
Accrued fees payable to salesforce.com	5,120	4,929
Accrued third-party professional services subcontractors' fees	1,309	1,614
Taxes payable	2,168	3,009
Other accrued expenses	3,494	3,600
Total accrued expenses and other current liabilities	$12,091	$13,152

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

16   Veeva Systems Inc. | Form 10-Q

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of October 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$6,868	$—	$—	$6,868
Commercial paper	—	1,846	—	1,846
Corporate notes and bonds	—	1,045	—	1,045
U.S. treasury securities	—	22,271	—	22,271
Short-term investments:
Certificates of deposits	—	9,547	—	9,547
Asset-backed securities	—	80,164	—	80,164
Commercial paper	—	4,968	—	4,968
Corporate notes and bonds	—	172,087	—	172,087
Foreign government bonds	—	2,981	—	2,981
Mortgage backed securities	—	6,119	—	6,119
U.S. agency obligations	—	35,723	—	35,723
U.S. treasury securities	—	272,694	—	272,694
Foreign currency derivative contracts	—	35	—	35
Total	$6,868	$609,480	$—	$616,348
Liabilities
Foreign currency derivative contracts	—	117	—	117
Total	$—	$117	$—	$117

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

Balance Sheet Hedges

During the three months ended October 31, 2018, we entered into foreign currency forward contracts (the “Forward Contracts”) in order to hedge our foreign currency exposure. A Forward Contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into Forward Contracts and holding them to maturity, we are locked into a future currency exchange rate in an amount equal to and for the terms of the Forward Contracts. We account for derivative instruments at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. We recognized immaterial realized foreign currency losses during the three and nine months ended October 31, 2018 on hedging, and losses of $0.3 million and $3.1 million during the three and nine months ended October 31, 2017 on hedging, respectively.

The fair value of our outstanding derivative instruments is summarized below (in thousands):

	October 31,	January 31,
	2018	2018
Notional amount of foreign currency derivative contracts	$(9,931)	$36,266
Fair value of foreign currency derivative contracts	(9,849)	36,531

Details on outstanding balance sheet hedges are presented below as of the date shown below (in thousands):

		October 31,	January 31,
		2018	2018
Derivative Assets	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$35	$127
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses	$117	$391

Note 8. Income Taxes

For the three months ended October 31, 2018 and 2017, our effective tax rates were 5.3% and 20.4%, respectively. During the three months ended October 31, 2018 as compared to the prior year period, our effective tax rate decreased primarily due to the reduction in the federal tax rate as a result of the Tax Act, an increase in U.S. research and development tax credits, and an increase in excess tax benefits related to equity compensation. We recognized excess tax benefits in our provision for income taxes of $12.0 million and $8.6 million for the three months ended October 31, 2018 and 2017, respectively.

For the nine months ended October 31, 2018 and 2017, our effective tax rates were 6.6% and 11.0%, respectively. During the nine months ended October 31, 2018 as compared to the prior year period, our effective tax rate decreased primarily due to the reduction in the federal tax rate as a result of the Tax Act and an increase in U.S. research and development tax credits, partially offset by a decrease in excess tax benefits related to equity compensation. We recognized excess tax benefits in our provision for income taxes of $31.0 million and $37.3 million for the nine months ended October 31, 2018 and 2017, respectively.

On May 1, 2018 the Internal Revenue Service (IRS) issued a closing audit notice related to the income tax return for fiscal year ended January 31, 2015. The completion of the IRS audit resulted in an immaterial impact to our financial statements. We are in the process of filing our federal and state income tax returns for the fiscal year ended January 31, 2018 and expect to recognize a benefit during the fourth quarter of our fiscal year ending January 31, 2019 related to tax credits.

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

18   Veeva Systems Inc. | Form 10-Q

Note 9. Deferred Revenue and Performance Obligations

We recognized $142.7 million and $240.4 million of subscription services revenue during the three and nine months ended October 31, 2018, respectively, and $113.9 million and $185.9 million during the three and nine months ended October 31, 2017, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was immaterial.

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. We applied the practical expedient in accordance with Topic 606 to exclude the amounts related to professional services contracts that are on a time-and-material basis. Revenue from remaining performance obligations for professional services contracts as of October 31, 2018 was immaterial.

As of October 31, 2018, approximately $439.8 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately $294.0 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Note 10. Stockholders’ Equity

Stock Option Activity

A summary of stock option activity for the nine months ended October 31, 2018 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (in years)	value
Options outstanding at January 31, 2018	16,024,146	$16.76	6.1	$738,648,507
Options granted	175,000	77.88
Options exercised	(2,012,604)	9.58
Options forfeited/cancelled	(254,019)	7.59
Options outstanding at October 31, 2018	13,932,523	$18.74	5.5	$1,011,683,656
Options vested and exercisable at October 31, 2018	6,531,474	$5.20	4.2	$562,702,409
Options vested and exercisable at October 31, 2018 and expected to vest thereafter	13,932,523	$18.74	5.5	$1,011,683,656

During the nine months ended October 31, 2018, we granted 175,000 stock options under the 2013 Equity Incentive Plan (EIP). The weighted average grant-date fair value of options granted was $35.04 for the nine months ended October 31, 2018. We did not grant any stock options during the three months ended October 31, 2018.

As of October 31, 2018, there was $100.8 million in unrecognized compensation cost related to unvested stock options granted under the 2007 Stock Plan (2007 Plan), 2012 Equity Incentive Plan and 2013 EIP. This cost is expected to be recognized over a weighted average period of 3.8 years.

As of October 31, 2018, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.

The total intrinsic value of options exercised was approximately $52.7 million and $144.0 million for the three and nine months ended October 31, 2018.

Veeva Systems Inc. | Form 10-Q   19

Restricted Stock Units

A summary of restricted stock unit (RSU) activity for the nine months ended October 31, 2018 is as follows:

	Unreleased restricted	Weighted average grant
	stock units	date fair value
Balance at January 31, 2018	2,901,736	$38.14
RSUs granted	1,026,242	75.86
RSUs vested	(986,405)	37.32
RSUs forfeited/cancelled	(245,685)	44.67
Balance at October 31, 2018	2,695,888	$52.20

During the three and nine months ended October 31, 2018, we granted 194,228 and 1,026,242 RSUs under the 2013 EIP with a weighted-average grant date fair value of $92.32 and $75.86, respectively.

As of October 31, 2018, there was a total of $131.0 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

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

The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Volatility	—%	43%	41%	43% – 44%
Expected term (in years)	—	6.35	6.35	6.35
Risk-free interest rate	—%	1.86% – 1.90%	2.73%	1.86% – 2.17%
Dividend yield	—%	0%	—%	0%

(1)	Note that we did not grant any stock options during the three months ended October 31, 2018.

For the three and nine months ended October 31, 2018 and 2017, we capitalized an immaterial amount of stock-based compensation as part of our internal-use software capitalization.

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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2018		2017		2018		2017
			*As adjusted				*As adjusted
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$54,592	$9,493	$28,463	$6,462	$133,568	$25,113	$87,791	$22,732
Undistributed earnings allocated to participating securities	—	—	—	—	—	—	—	—
Net income attributable to common stockholders, basic	$54,592	$9,493	$28,463	$6,462	$133,568	$25,113	$87,791	$22,732
Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	123,297	21,440	114,794	26,063	121,013	22,752	111,093	28,765
Net income per share attributable to common stockholders, basic	$0.44	$0.44	$0.25	$0.25	$1.10	$1.10	$0.79	$0.79
Diluted
Numerator
Net income attributable to common stockholders, basic	$54,592	$9,493	$28,463	$6,462	$133,568	$25,113	$87,791	$22,732
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	9,493	—	6,462	—	25,113	—	22,732	—
Reallocation of net income to Class B common stock	—	3,950	—	2,473	—	10,243	—	7,754
Net income attributable to common stockholders, diluted	$64,085	$13,443	$34,925	$8,935	$158,681	$35,356	$110,523	$30,486
Denominator
Number of shares used for basic EPS computation	123,297	21,440	114,794	26,063	121,013	22,752	111,093	28,765
Conversion of Class B to Class A common stock	21,440	—	26,063	—	22,752	—	28,765	—
Effect of potentially dilutive common shares	11,288	11,288	13,399	13,399	11,941	11,941	13,551	13,551
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	156,025	32,728	154,256	39,462	155,706	34,693	153,409	42,316
Net income per share attributable to common stockholders, diluted	$0.41	$0.41	$0.23	$0.23	$1.02	$1.02	$0.72	$0.72

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	3,066,006	26,179	3,065,009	645,311

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

On May 3, 2017, in lieu of filing an answer, IQVIA filed a motion to dismiss our counterclaims. On October 3, 2018, the court denied IQVIA’s motion to dismiss and our antitrust claims will proceed. In addition, on December 3, 2018, we filed an amended answer and counterclaims.

There are no motions currently pending in the IQVIA case that have the potential to end the case prior to trial. Discovery in the IQVIA litigation is currently in process. Although no trial date has been set, we expect, based on the current case schedule, that trial could take place by mid- to late-2020.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that IQVIA’s claims lack merit.

Medidata Litigation Matter.

On January 26, 2017, Medidata Solutions, Inc. filed a complaint in the U.S. District Court for the Southern District of New York (Medidata Solutions, Inc. v. Veeva Systems Inc. et al. (No. 1:17-cv-00589)) against us and five individual Veeva employees who previously worked for Medidata (“Individual Employees”). The complaint alleged that we induced and conspired with the Individual Employees to breach their employment agreements, including non-compete and confidentiality provisions, and to misappropriate Medidata’s confidential and trade secret information. The complaint sought declaratory and injunctive relief, unspecified monetary damages, and attorneys’ fees. Medidata has since amended its complaint twice, asserting the same claims with additional factual allegations, and has voluntarily dismissed the Individual Defendants without prejudice.

Veeva filed a motion to compel the entire matter to arbitration, which the district court denied. We appealed the district court’s order to the U.S. Court of Appeals for the Second Circuit, which upheld the lower court’s ruling. Veeva also filed a motion to dismiss Medidata’s complaint, which the district court also denied. Neither motion, nor the district court orders denying them, are conclusory with respect to the merits of Medidata’s allegations but rather only require that Veeva answer Medidata’s complaint.

There are no motions currently pending in the Medidata case that have the potential to end the case prior to trial. Discovery in the Medidata litigation is currently in process and no trial date has been set.

Veeva Systems Inc. | Form 10-Q   23

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

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce1 Platform in combination with our developed technology to deliver certain of our multichannel CRM applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. As of October 31, 2018, we remained obligated to pay fees of at least $234.2 million prior to September 1, 2025 in connection with this agreement.

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

Total revenues consist of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
		*As adjusted		*As adjusted
Subscription services
Veeva Commercial Cloud	$99,906	$90,850	$290,944	$263,230
Veeva Vault(1)	78,308	51,952	212,865	144,253
Total subscription services	$178,214	$142,802	$503,809	$407,483
Professional services
Veeva Commercial Cloud	$16,212	$15,276	$47,143	$46,715
Veeva Vault(1)	30,305	18,930	78,935	50,377
Total professional services	$46,517	$34,206	$126,078	$97,092
Total revenues	$224,731	$177,008	$629,887	$504,575

(1)	Veeva Vault revenues includes revenue from legacy Zinc Ahead products.
*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
		*As adjusted		*As adjusted
Revenues by geography
North America	$126,262	$96,942	$352,697	$274,851
Europe and other	66,589	52,342	185,658	151,736
Asia Pacific	31,880	27,724	91,532	77,988
Total revenues	$224,731	$177,008	$629,887	$504,575

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	October 31,	January 31,
	2018	2018
Long-lived assets by geography
North America	$50,576	$49,214
Europe and other	1,714	1,840
Asia Pacific	1,324	1,230
Total long-lived assets	$53,614	$52,284

Veeva Systems Inc. | Form 10-Q   25

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Veeva Commercial Cloud, and in particular Veeva CRM, has made up the vast majority of our revenue historically. In our fiscal year ended January 31, 2018, we derived approximately 64% of our subscription services revenues and 61% of our total revenues from our Veeva Commercial Cloud solutions. The contribution of subscription services revenues and total revenues associated with our Veeva Vault solutions are expected to increase as a percentage of subscription services revenues and total revenues going forward. However, as compared to Veeva CRM, we have less experience selling certain applications within Veeva Vault and Veeva Commercial Cloud. We are also extending certain of our solutions outside the life sciences industry in North America and Europe. Although certain of our Veeva Vault applications have begun to achieve meaningful market acceptance within the life sciences industry, to the extent that our newer solutions do not continue to achieve significant market acceptance, our business and results of operations may be adversely affected.

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

For the nine months ended October 31, 2018 and 2017, our total revenues were $629.9 million and $504.6 million, respectively, representing period-over-period growth in total revenues of 25%. For the nine months ended October 31, 2018 and 2017, our subscription services revenues were $503.8 million and $407.5 million, respectively, representing period-over-period growth in subscription services revenues of 24%. In the nine months ended October 31, 2018, we derived approximately 58% of our subscription services revenues and 54% of our total revenues from our Veeva Commercial Cloud solutions. We generated net income of $158.7 million and $110.5 million for the nine months ended October 31, 2018 and 2017, respectively.

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

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. For the nine months ended October 31, 2018, subscription services revenues constituted 80% of total revenues and professional services and other revenues constituted 20% of total revenues.

We enter into master subscription agreements with our customers and count each distinct master subscription agreement that has not been terminated or expired and that has orders for which we have recognized revenue in the quarter as a distinct customer for purposes of determining our total number of current customers as of the end of that quarter. We generally enter into a single master subscription agreement with each customer, although in some instances, affiliated legal entities within the same corporate family may enter into separate master subscription agreements. Conversely, affiliated legal entities that maintain distinct master service agreements may choose to consolidate their orders under a single master service agreement, and, in that circumstance, our customer count would decrease. Divisions, subsidiaries and operating units of our customers often place distinct orders for our subscription services under the same master subscription agreement, and we do not count such distinct orders as new customers for purposes of determining our total customer count. With respect to data services customers that have not purchased one of our software solutions, we count as a distinct customer each party that has a master subscription agreement and a known and recurring payment obligation. For purposes of determining our total customer count, we count each entity that uses a legacy Zinc Ahead product as a distinct customer if such entity is not otherwise a customer of ours.

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

Recent Accounting Pronouncements

Cloud Computing Arrangements

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for interim and annual reporting periods beginning after December 15, 2019 and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. Early adoption is permitted. We are evaluating the impact of this new accounting standard on our consolidated financial statements and have not determined whether we will early adopt.

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. We are evaluating the impact of this new accounting standard on our consolidated financial statements and have not determined whether we will early adopt.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which requires lessees to record most leases on their balance sheets while recognizing the expenses on their statements of comprehensive income in a manner similar to current accounting rules. Topic 842 states that a lessee needs to recognize a lease liability for the obligation to make lease payments and a right-of-use (ROU) asset for the right to use the underlying asset for the lease term. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We plan to adopt this new standard for our fiscal year beginning February 1, 2019. Consequently, we will not update our financial information for dates and periods before February 1, 2019.

The new standard provides a number of optional practical expedients during the transition. We expect to elect the “package of practical expedients,” which permits our prior conclusions about lease identification, lease classification and initial direct costs to not be re-assessed. Accordingly, we do not expect to elect the use-of-hindsight. In addition, we do not expect to use the practical expedient pertaining to land easements because it is not applicable to us. Topic 842 also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all of our leases. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets upon transition. We also currently expect to elect the practical expedient to keep separate lease and non-lease components for all of our leases other than leases of real estate.

30   Veeva Systems Inc. | Form 10-Q

While we are currently evaluating the impact of the adoption of this standard on our consolidated financial statements, we expect the adoption will result in the recognition of right-of-use assets and lease liabilities that were not previously recognized, which will increase total assets and liabilities on our balance sheet. However, we do not expect such amount to be material as a percentage of total assets.

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
	2018	2017	2018	2017
		*As adjusted		*As adjusted
	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$178,214	$142,802	$503,809	$407,483
Professional services and other	46,517	34,206	126,078	97,092
Total revenues	224,731	177,008	629,887	504,575
Cost of revenues(1):
Cost of subscription services	28,335	27,758	87,394	80,696
Cost of professional services and other	33,039	25,476	93,361	71,815
Total cost of revenues	61,374	53,234	180,755	152,511
Gross profit	163,357	123,774	449,132	352,064
Operating expenses(1):
Research and development	40,001	34,035	116,024	95,024
Sales and marketing	37,699	31,892	110,306	94,103
General and administrative	22,563	15,352	62,934	43,512
Total operating expenses	100,263	81,279	289,264	232,639
Operating income	63,094	42,495	159,868	119,425
Other income, net	4,606	1,359	10,087	4,808
Income before income taxes	67,700	43,854	169,955	124,233
Provision for income taxes	3,615	8,929	11,274	13,710
Net income	$64,085	$34,925	$158,681	$110,523

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

(1)	Includes stock-based compensation as follows:

Veeva Systems Inc. | Form 10-Q   31

Cost of revenues:
Cost of subscription services	$405	$377	$1,166	$1,095
Cost of professional services and other	2,782	2,288	7,767	6,110
Research and development	5,820	4,765	16,282	12,916
Sales and marketing	4,825	4,130	13,743	12,150
General and administrative	6,086	2,458	17,689	6,915
Total stock-based compensation	$19,918	$14,018	$56,647	$39,186

	Three months ended October 31,		Nine months ended October 31,
	2018	2017	2018	2017
		*As adjusted		*As adjusted
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	79.3%	80.7%	80.0%	80.8%
Professional services and other	20.7	19.3	20.0	19.2
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of subscription services	12.6	15.7	13.9	16.0
Cost of professional services and other	14.7	14.4	14.8	14.2
Total cost of revenues	27.3	30.1	28.7	30.2
Gross profit	72.7	69.9	71.3	69.8
Operating expenses:
Research and development	17.8	19.2	18.4	18.8
Sales and marketing	16.8	18.0	17.5	18.6
General and administrative	10.0	8.7	10.0	8.6
Total operating expenses	44.6	45.9	45.9	46.0
Operating income	28.1	24.0	25.4	23.8
Other income, net	2.0	0.8	1.6	1.0
Income before income taxes	30.1	24.8	27.0	24.8
Provision for income taxes	1.6	5.0	1.8	2.7
Net income	28.5%	19.8%	25.2%	22.1%

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Revenues

	Three months ended October 31,			Nine months ended October 31,
	2018	2017	% Change	2018	2017	% Change
		*As adjusted			*As adjusted
	(dollars in thousands)
Revenues:
Subscription services	$178,214	$142,802	25%	$503,809	$407,483	24%
Professional services and other	46,517	34,206	36	126,078	97,092	30
Total revenues	$224,731	$177,008	27	$629,887	$504,575	25
Percentage of revenues:
Subscription services	79%	81%		80%	81%
Professional services and other	21	19		20	19
Total revenues	100%	100%		100%	100%

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

32   Veeva Systems Inc. | Form 10-Q

Total revenues for the three months ended October 31, 2018 increased $47.7 million from the same period in the prior year, of which $35.4 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $26.4 million of subscription services revenue attributable to Veeva Vault solutions and $9.1 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues, which is primarily measured by the estimated location of end users or usage of our subscription services, was 54% from North America, 30% from Europe and other, and 16% from Asia for the three months ended October 31, 2018 as compared to 53% from North America, 30% from Europe and other, and 17% from Asia for the three months ended October 31, 2017. Subscription services revenues were 79% of total revenues for the three months ended October 31, 2018, compared to 81% of total revenues for the three months ended October 31, 2017.

Professional services and other revenues for the three months ended October 31, 2018 increased $12.3 million from the same period in the prior year. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our Veeva Vault solutions. The geographic mix of professional services and other revenues, as measured by the estimated location of the resources performing the services, was 63% from North America, 28% from Europe and other, and 9% from Asia for the three months ended October 31, 2018 as compared to 61% from North America, 27% from Europe and other, and 12% from Asia for the three months ended October 31, 2017.

Total revenues for the nine months ended October 31, 2018 increased $125.3 million from the same period in the prior year, of which $96.3 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $68.6 million of subscription services revenue attributable to Veeva Vault solutions and $27.7 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues, which is primarily measured by the estimated location of end users or usage of our subscription services, was 54% from North America, 30% from Europe and other, and 16% from Asia for the nine months ended October 31, 2018 as compared to 53% from North America, 30% from Europe and other, and 17% from Asia for the nine months ended October 31, 2017. Subscription services revenues were 80% of total revenues for the nine months ended October 31, 2018, compared to 81% of total revenues for the nine months ended October 31, 2017.

Professional services and other revenues for the nine months ended October 31, 2018 increased $29.0 million from the same period in the prior year. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our Veeva Vault solutions. The geographic mix of professional services and other revenues, as measured by the estimated location of the resources performing the services, was 63% from North America, 27% from Europe and other, and 10% from Asia for the nine months ended October 31, 2018 as compared to 61% from North America, 28% from Europe and other, and 11% from Asia for the nine months ended October 31, 2017. Over time, we expect the proportion of our total revenues from professional services to decrease.

Cost of Revenues and Gross Profit

	Three months ended October 31,			Nine months ended October 31,
	2018	2017	% Change	2018	2017	% Change
		*As adjusted			*As adjusted
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$28,335	$27,758	2%	$87,394	$80,696	8%
Cost of professional services and other	33,039	25,476	30	93,361	71,815	30
Total cost of revenues	$61,374	$53,234	15	$180,755	$152,511	19
Gross margin percentage:
Subscription services	84%	81%		83%	80%
Professional services and other	29	26		26	26
Total gross margin percentage	73%	70%		71%	70%
Gross profit	$163,357	$123,774	32%	$449,132	$352,064	28%

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Veeva Systems Inc. | Form 10-Q   33

Cost of revenues for the three months ended October 31, 2018 increased $8.1 million from the same period in the prior year, of which $0.6 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to a $0.6 million increase in fees paid to salesforce.com. We expect cost of subscription services revenues to increase in absolute dollars in the near term due to increased usage of our subscription services.

Cost of professional services and other revenues for the three months ended October 31, 2018 increased $7.6 million from the same period in the prior year, primarily due to a $5.9 million increase in employee compensation-related costs (includes an increase of $0.5 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. In addition, there was an increase of $0.9 million in third-party subcontractor costs. We expect cost of professional services and other revenues to increase in absolute dollars and as a percentage of revenue in the near term as we add personnel to our global professional services organization.

Gross margin as a percentage of total revenues for the three months ended October 31, 2018 and 2017 was 73% and 70%, respectively. Gross margin increased in the current period as compared to the same quarter in the prior year due to the growth in subscription services revenues related to our Veeva Vault solutions, which have higher gross margins as compared to our Veeva Commercial Cloud solutions.

Cost of revenues for the nine months ended October 31, 2018 increased $28.2 million from the same period in the prior year, of which $6.7 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to a $2.8 million increase in fees paid to salesforce.com and an increase of $2.5 million in computing infrastructure costs due to the full migration to Amazon Web Services and the increase in usage of our subscription services.

Cost of professional services and other revenues for the nine months ended October 31, 2018 increased $21.5 million from the same period in the prior year, primarily due to a $17.7 million increase in employee compensation-related costs (includes an increase of $1.7 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. In addition, there was an increase of $2.2 million in third-party subcontractor costs.

Gross margin as a percentage of total revenues was 71% and 70% for the nine months ended October 31, 2018 and 2017, respectively. Gross margin increased in the current period as compared to the same quarter in the prior period due to the growth in subscription services revenues related to our Veeva Vault solutions, which have higher gross margins as compared to our Veeva Commercial Cloud solutions.

We expect gross margin to slightly decrease in the fiscal quarter ending January 31, 2019, primarily due to lower professional services utilization as there are fewer billable days in the quarter due to holidays and our annual field kickoff event.

Operating Expenses and Operating Margin

Operating expenses include research and development, sales and marketing, and general and administrative expenses. As we continue to invest in our growth through hiring, we expect operating expenses to increase in absolute dollars and slightly as a percentage of revenue in the near term.

Research and Development

	Three months ended October 31,			Nine months ended October 31,
	2018	2017	% Change	2018	2017	% Change
		*As adjusted			*As adjusted
	(dollars in thousands)
Research and development	$40,001	$34,035	18%	$116,024	$95,024	22%
Percentage of total revenues	18%	19%		18%	19%

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

34   Veeva Systems Inc. | Form 10-Q

Research and development expenses for the three months ended October 31, 2018 increased $6.0 million from the same period in the prior year, primarily due to an increase of $5.5 million in employee compensation-related costs (includes an increase of $1.1 million in stock-based compensation) resulting from increased headcount during the period. The expansion of our headcount in this area is to support the increased number of products that we offer.

Research and development expenses for the nine months ended October 31, 2018 increased $21.0 million from the same period in the prior year, primarily due to an increase of $18.2 million in employee compensation-related costs (includes an increase of $3.4 million in stock-based compensation) resulting from increased headcount during the period. The expansion of our headcount in this area is to support the increased number of products that we offer.

We expect research and development expenses to increase in absolute dollars and may increase as a percentage of revenue in the near term, primarily due to higher headcount as we continue to add research and development personnel, invest in our solutions, and develop new technologies.

Sales and Marketing

	Three months ended October 31,			Nine months ended October 31,
	2018	2017	% Change	2018	2017	% Change
		*As adjusted			*As adjusted
	(dollars in thousands)
Sales and marketing	$37,758	$31,892	18%	$110,365	$94,103	17%
Percentage of total revenues	17%	18%		18%	19%

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Sales and marketing expenses for the three months ended October 31, 2018 increased $5.8 million from the same period in the prior year, primarily due to an increase of $4.8 million in employee compensation-related costs (includes an increase of $0.7 million in stock-based compensation) and an increase of $1.1 million in marketing program costs. The overall increase in employee compensation-related costs was primarily driven by increase in headcount during the period.

Sales and marketing expenses for the nine months ended October 31, 2018 increased $16.2 million from the same period in the prior year, primarily due to an increase of $14.0 million in employee compensation-related costs (includes an increase of $1.6 million in stock-based compensation) and an increase of $2.4 million in marketing program costs. The overall increase in employee compensation-related costs was primarily driven by increase in headcount during the period.

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

General and Administrative

	Three months ended October 31,			Nine months ended October 31,
	2018	2017	% Change	2018	2017	% Change
		*As adjusted			*As adjusted
	(dollars in thousands)
General and administrative	$22,563	$15,352	47%	$62,934	$43,512	45%
Percentage of total revenues	10%	9%		10%	9%

Veeva Systems Inc. | Form 10-Q   35

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

General and administrative expenses for the three months ended October 31, 2018 increased $7.2 million from the same period in the prior year, primarily due to an increase of $4.5 million in employee compensation-related costs (includes an increase of $3.6 million in stock-based compensation, which primarily reflects the full quarter impact of a stock option grant to our chief executive officer at the end of our fiscal year ended January 31, 2018) and an increase of $1.5 million in legal fees related to litigation activity during the period.

General and administrative expenses for the nine months ended October 31, 2018 increased $19.4 million from the same period in the prior year, primarily due to an increase of $13.5 million in employee compensation-related costs (includes an increase of $10.8 million in stock-based compensation, which primarily reflects the full year-to-date impact of a stock option grant to our chief executive officer at the end of our fiscal year ended January 31, 2018) and an increase of $2.5 million in legal fees related to litigation activity during the period.

We expect general and administrative expenses to continue to grow in absolute dollars in the near term as we continue to invest in our business and infrastructure. Such costs include increases in headcount in our finance, legal, and employee success functions, third-party legal fees, particularly in relation to the matters described in Part II, Item 1. “Legal Proceedings” and note 12 of the notes to our condensed consolidated financial statements, and additional accounting, tax and compliance-related fees. We also expect an increase on a year-over-year basis in general and administrative expenses related to the stock-based compensation associated with a stock option grant to our chief executive officer at the end of our fiscal year ended January 31, 2018.

Other Income, Net

	Three months ended October 31,			Nine months ended October 31,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)
Other income, net	$4,606	$1,359	239%	$10,087	$4,808	110%

Other income, net for the three months ended October 31, 2018 increased $3.2 million from the same period in the prior year, primarily due to an increase in interest and other income of $1.9 million driven by higher cash and cash equivalent balances and higher yield in the current period. In addition, there was a decrease of $1.4 million in amortization of investments.

Other income, net for the nine months ended October 31, 2018 increased $5.3 million from the same period in the prior year, primarily due to an increase in interest and other income of $4.8 million driven by higher cash and cash equivalent balances and higher yield in the current period. In addition, there was a decrease of $2.8 million in amortization of investments, which was offset by a change in foreign currency gains and losses of $2.3 million from the prior year period, which includes gains and losses from foreign currency exposures partially offset by hedge positions.

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

Provision for Income Taxes

	Three months ended October 31,			Nine months ended October 31,
	2018	2017	% Change	2018	2017	% Change
		*As adjusted			*As adjusted
	(dollars in thousands)
Income before income taxes	$67,700	$43,854	54%	$169,955	$124,233	37%
Provision for income taxes	3,615	8,929	-60%	11,274	13,710	-18%
Effective tax rate	5.3%	20.4%		6.6%	11.0%

36   Veeva Systems Inc. | Form 10-Q

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Our effective tax rate is the result of the mix of income earned in various tax jurisdictions that are subject to a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to income earned in jurisdictions with higher statutory tax rates, state taxes, tax credits, equity compensation, and foreign income subject to taxation in the United States. On May 1, 2018 the IRS issued a closing audit notice related to the income tax return for fiscal year ended January 31, 2015. On May 31, 2018, we settled our employment tax audit for calendar years 2015 and 2016. The settlement of both the audits resulted in an immaterial impact to our financial statements. Currently, fiscal years ended January 31, 2016 and forward remain open for an IRS income tax audit. We are in the process of filing our federal and state income tax returns for the fiscal year ended January 31, 2018 and expect to recognize a benefit during the fourth quarter of our fiscal year ending January 31, 2019 related to tax credits.

For the three months ended October 31, 2018 and 2017, our effective tax rates were 5.3% and 20.4%, respectively. During the three months ended October 31, 2018 as compared to the prior year period, our effective tax rate decreased primarily due to the reduction in the federal tax rate as a result of the Tax Act an increase in U.S. research and development tax credits, and an increase in excess tax benefits related to equity compensation. We recognized excess tax benefits in our provision for income taxes of $12.0 million and $8.6 million for the three months ended October 31, 2018 and 2017, respectively.

For the nine months ended October 31, 2018 and 2017, our effective tax rates were 6.6% and 11.0%, respectively. During the nine months ended October 31, 2018 as compared to the prior year period, our effective tax rate decreased primarily due to the reduction in the federal tax rate as a result of the Tax Act and an increase in U.S. research and development tax credits, partially offset by a decrease in excess tax benefits related to equity compensation. We recognized excess tax benefits in our provision for income taxes of $31.0 million and $37.3 million for the nine months ended October 31, 2018 and 2017, respectively.

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

Veeva Systems Inc. | Form 10-Q   37

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

38   Veeva Systems Inc. | Form 10-Q

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended October 31,		Nine months ended October 31,
	2018	2017	2018	2017
		*As adjusted		*As adjusted
Operating income on a GAAP basis	$63,094	$42,495	$159,868	$119,425
Stock-based compensation expense	19,918	14,018	56,647	39,186
Amortization of purchased intangibles	1,667	1,901	5,298	5,889
Capitalization of internal-use software	(494)	(300)	(1,008)	(1,333)
Amortization of internal-use software	148	173	458	453
Deferred compensation associated with Zinc Ahead acquisition	85	131	343	398
Operating income on a non-GAAP basis	$84,418	$58,418	$221,606	$164,018

Net income on a GAAP basis	$64,085	$34,925	$158,681	$110,523
Stock-based compensation expense	19,918	14,018	56,647	39,186
Amortization of purchased intangibles	1,667	1,901	5,298	5,889
Capitalization of internal-use software	(494)	(300)	(1,008)	(1,333)
Amortization of internal-use software	148	173	458	453
Deferred compensation associated with Zinc Ahead acquisition	85	131	343	398
Income tax effect on non-GAAP adjustments(1)	(15,080)	(11,993)	(37,382)	(45,379)
Net income on a non-GAAP basis	$70,329	$38,855	$183,037	$109,737

Diluted net income per share on a GAAP basis	$0.41	$0.23	$1.02	$0.72
Stock-based compensation expense	0.13	0.09	0.36	0.26
Amortization of purchased intangibles	0.01	0.01	0.04	0.04
Capitalization of internal-use software	—	—	—	(0.01)
Amortization of internal-use software	—	—	—	—
Deferred compensation associated with Zinc Ahead acquisition	—	—	—	—
Income tax effect on non-GAAP adjustments(1)	(0.10)	(0.08)	(0.24)	(0.29)
Diluted net income per share on a non-GAAP basis	$0.45	$0.25	$1.18	$0.72

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.
(1)

For the three and nine months ended October 31, 2018, we used an estimated annual effective non-GAAP tax rate of 21.0%. In the same period last year, we used an estimated annual effective non-GAAP tax rate of 35.0%.

Veeva Systems Inc. | Form 10-Q   39

Liquidity and Capital Resources

	Three months ended October 31,		Nine months ended October 31,
	2018	2017	2018	2017
		*As adjusted		*As adjusted
	(in thousands)
Net cash provided by operating activities(1)	$41,556	$32,234	$278,954	$232,001
Net cash used in investing activities	(89,360)	(134,398)	(147,690)	(157,000)
Net cash provided by financing activities(1)	4,867	3,747	19,728	17,163
Effect of exchange rate changes on cash and cash equivalents	(1,154)	(12)	(3,530)	1,228
Net change in cash and cash equivalents	$(44,091)	$(98,429)	$147,462	$93,392

*	See note 1 of the notes to the condensed consolidated financial statements for a summary of adjustments.

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents and short-term investments, as well as cash flows generated from our operations. As of October 31, 2018, our cash, cash equivalents and short-term investments totaled $1.1 billion, of which $69.6 million represented cash and cash equivalents held outside of the United States. During the three months ended October 31, 2018, we determined to repatriate funds in certain foreign jurisdictions that we previously designated as indefinitely reinvested outside the United States. This decision had an immaterial impact to our financial statements. For the remaining non-U.S. cash and cash equivalents that have been earmarked for indefinite reinvestment in our operations outside the United States, no U.S. current or deferred taxes have been accrued. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate additional funds we have designated as indefinitely reinvested outside the United States. Under currently enacted tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts may be subject to certain jurisdictional taxes.

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

Cash Flows from Operating Activities

Our largest source of operating cash inflows is cash collections from our customers for subscription services. We also generate significant cash flows from our professional services arrangements. The first quarter of our fiscal year is seasonally the strongest quarter for cash inflows due to the timing of our annual subscription billings and related collections. Our primary uses of cash from operating activities are for employee-related expenditures, expenses related to our computing infrastructure (including salesforce.com and Amazon Web Services), third-party professional services costs, employee travel costs, fees for third-party legal counsel and accounting services and leases for office space.

Net cash provided by operating activities was $41.6 million for the three months ended October 31, 2018. Our cash provided by operating activities during the three months ended October 31, 2018 primarily reflected our net income of $64.1 million, adjustments for non-cash items of $28.9 million, and a net increase in our operating assets and liabilities of $51.5 million. Non-cash charges included $19.9 million of stock-based compensation expense and $3.4 million of depreciation and amortization expense. The net changes in operating assets and liabilities included a $21.7 million decrease in accounts receivable which was primarily driven by increased collections during the period and a $62.9 million decrease in deferred revenue due to the timing of renewal billings.

40   Veeva Systems Inc. | Form 10-Q

Net cash provided by operating activities was $279.0 million for the nine months ended October 31, 2018. Our cash provided by operating activities during the nine months ended October 31, 2018 primarily reflected our net income of $158.7 million, adjustments for non-cash items of $82.2 million, and a net increase in our operating assets and liabilities of $38.1 million. Non-cash charges included $56.6 million of stock-based compensation expense and $10.5 million of depreciation and amortization expense. The net changes in operating assets and liabilities included a $134.4 million decrease in accounts receivable which was primarily driven by increased collections during the period and a $70.6 million decrease in deferred revenue due to the timing of renewal billings.

The cash flows from operating activities for the nine months ended October 31, 2018 represent the vast majority of the cash flows from operating activities that we expect for the remainder of the fiscal year ending January 31, 2019. As a result, we expect cash flows from operating activities to be substantially less in the fourth quarter of this fiscal year.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.

Net cash used in investing activities was $89.4 million for the three months ended October 31, 2018 resulting primarily from $84.7 million in net purchases of marketable securities and $4.2 million in purchases of property and equipment to support the growth of our business.

Net cash used in investing activities was $147.7 million for the nine months ended October 31, 2018 resulting primarily from $141.1 million in net purchases of marketable securities and $5.6 million in purchases of property and equipment to support the growth of our business.

Cash Flows from Financing Activities

The cash flows from financing activities relate to stock option exercises.

Net cash provided by financing activities was $4.9 million and $19.7 million for the three and nine months ended October 31, 2018, respectively, related to the proceeds from employee stock option exercises.

Commitments

Our principal commitments consist of obligations for minimum payment commitments to salesforce.com and leases for office space. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025.  As of October 31, 2018, the future non-cancelable minimum payments under these commitments were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Salesforce.com commitments	$234,237	$5,913	$—	$—	$228,324
Operating lease obligations	19,363	4,523	8,562	4,541	1,737
Total	$253,600	$10,436	$8,562	$4,541	$230,061

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

Veeva Systems Inc. | Form 10-Q   41

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

Except for the accounting policies for revenue recognition, unbilled accounts receivable, and deferred costs that were updated as a result of adopting Topic 606, there have been no material changes to our critical accounting policies and estimates during the three and nine months ended October 31, 2018 as compared to the those disclosed in our Form 10-K for the fiscal year ended January 31, 2018.

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

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro and Japanese Yen, and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the three months ended October 31, 2018 and 2017, we had foreign currency losses of $0.5 million and $0.5 million, respectively. For the nine months ended October 31, 2018 and 2017, we had foreign currency losses of $1.9 million and gains of $0.4 million, respectively.

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

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $1.1 billion as of October 31, 2018. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities, corporate notes and bonds, commercial paper, asset-backed securities, mortgage-backed securities, foreign government bonds, and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase of 100-basis points in interest rates would have resulted in a $3.4 million market value reduction in our investment portfolio as of October 31, 2018. An immediate decrease of 100-basis points in interest rates would have increased the market value by $3.4 million as of October 31, 2018. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Veeva Systems Inc. | Form 10-Q   43

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

California Non-Compete Matter.

On July 17, 2017, we filed a complaint in the Superior Court of the State of California in the County of Alameda against Medidata, IQVIA, and Sparta Systems, Inc. (Veeva Systems Inc. v. Medidata Solutions, Inc., Quintiles IMS Incorporated, IMS Software Services, LTD., and Sparta Systems, Inc., Case No. RG17868081). Our Complaint seeks declaratory and injunctive relief concerning the use of non-compete, confidentiality, and non-disparagement agreements by these companies. On July 2, 2018, the court, in response to motions by all the defendants, sustained the defendants’ “motions to dismiss” (called “demurrers” in California State Court) while giving Veeva the opportunity to plead additional factual allegations. On July 20, 2018, we filed a Second Amended Complaint asserting the same claims and additional factual allegations as to Medidata and Sparta. We have also appealed the Court’s ruling as to IQVIA. Medidata and Sparta have “demurred” to Veeva’s Second Amended Complaint and have also filed anti-SLAPP motions under California law alleging their conduct is protected by the First Amendment. Veeva has opposed the motions. The hearing on the demurrers and anti-SLAPP motions is currently scheduled for December 6, 2018. Discovery is currently stayed.

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

In our fiscal years ended January 31, 2016, 2017, and 2018, our total revenues grew by 31%, 35% and 25% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2016, 2017, and 2018, our subscription revenues grew by 36%, 39% and 27% respectively, as compared to subscription revenues from the prior fiscal years. Please note that our total revenues and subscription revenues for the fiscal year ended January 31, 2017 included, for the first time, a full year of revenue contribution from the Zinc Ahead business, which we acquired in the third quarter of the fiscal year ended January 31, 2016. In our fiscal quarter ended October 31, 2018, our total revenues grew by 27% as compared to the same quarterly period last year. We expect the growth rate of our total revenues and subscription revenues to continue to decline in future periods, which may adversely impact the value of our Class A common stock.

46   Veeva Systems Inc. | Form 10-Q

Our results may fluctuate from period to period, which could prevent us from meeting security analyst or investor expectations or our own guidance and could cause the price of our Class A common stock to decline substantially.

Our results of operations, including our revenues, gross margin, operating margin, profitability, cash flows, and deferred revenue, may vary from period to period for a variety of reasons, including those listed elsewhere in this “Risk Factors” section, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Additionally, from time to time, we issue guidance and provide commentary regarding our expectations for certain future financial results, including revenues, gross margin, operating margin, profitability, cash flows, and deferred revenue on both a near-term and long-term basis. Our guidance is based upon a number of assumptions and estimates that are subject to significant business, economic, and competitive uncertainties that are beyond our control and are based upon assumptions about future business and accounting decisions that may change or be wrong. Our guidance may prove to be incorrect, and actual results may differ from our guidance. Fluctuations in our results or failure to achieve security analyst or investor expectations or our guidance, even if not materially, could cause the price of our Class A common stock to decline substantially, and our investors could incur substantial losses.

The markets in which we participate are highly competitive, and if we do not compete effectively, our business and operating results could be adversely affected.

The markets for our solutions are highly competitive. Our multichannel CRM applications compete with offerings from large global enterprise software vendors, such as Oracle Corporation and Microsoft Corporation, and also compete with life sciences-specific CRM providers, such as IQVIA. We also compete with a number of vendors of cloud-based and on-premise CRM applications that address only a portion of the functionality of our CRM solutions. Our master data management solutions compete with master data solutions offered by vendors such as IBM Corporation, Informatica Corporation, IQVIA, and Reltio, Inc. Our data and data services offerings compete with IQVIA and many other data providers. Our Veeva Vault solutions compete with offerings from horizontal software providers, such as Microsoft, OpenText Corporation and Oracle, and with offerings from life sciences specific providers, such as Medidata Solutions, Inc., PAREXEL International Corporation, IQVIA, BioClinica, Inc., and Sparta Technologies Ltd. We also compete with professional services companies that provide solutions on these platforms, such as DXC Technology Company. Our commercial data warehouse for life sciences, Veeva Nitro, competes with offerings from horizontal software providers, such as Microsoft, Oracle, SAP, and Qlik Technologies, Inc., life sciences specific providers, such as IQVIA and Shyft Technologies Inc., and third-party vendors that develop custom-built solutions. We have also announced our intention to offer solutions for life sciences companies that offer pharmacovigilance and safety capabilities and artificial intelligence capabilities, and we will face new competitors with respect to those future products.

In addition, we have begun selling certain of our Veeva Vault applications to companies outside the life sciences industry. In this segment of our business, we compete with solutions such as those offered by OpenText, Oracle, Sparta, IQVIA, EtQ Management Consultants, LLC and Box, and custom-built software developed by third-party vendors or in-house by our potential customers.

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

Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including solutions we introduced relatively recently. Although certain Veeva Vault applications have begun to achieve meaningful market acceptance, it is uncertain whether these solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected overall growth. For instance, we have limited experience selling certain of our Veeva Vault applications to companies outside the life sciences industry, and we have limited experience selling our newer solutions, such as Veeva Vault CDMS, Veeva Vault CTMS, Veeva Nitro, and Veeva Vault Training. We also recently announced our entrance into the pharmacovigilance and safety market with Veeva Vault Safety. We cannot be certain that our initiatives with respect to newer solutions and newer markets for our solutions will be successful. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions or to develop other new solutions and make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.

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

In our fiscal year ended January 31, 2018, we derived approximately 64% of our subscription services revenues and 61% of our total revenues from our Veeva Commercial Cloud solutions. In the three months ended October 31, 2018, we derived approximately 56% of our subscription services revenues and 52% of our total revenues from our Veeva Commercial Cloud solutions. We have realized substantial sales penetration of the available market for our core Veeva CRM application among pharmaceutical and biotechnology companies. A critical factor for our continued growth is our ability to sell additional user subscriptions for Veeva CRM and the other applications within Veeva Commercial Cloud to our existing and new customers. Any factor adversely affecting sales of these applications—including substantial penetration of the available market for our core Veeva CRM application, reductions in user subscriptions due to acquisitions of or business combinations between our customers, or increased purchasing scrutiny—may result in reductions in user subscription or increased pricing pressure and could adversely affect the growth rate of our sales, revenues, operating results, and business.

Our subscription agreements with our customers are typically for a term of one year. If our existing customers do not renew their subscriptions annually, or do not buy additional solutions and user subscriptions from us, or renew at lower aggregate fee levels, our business and operating results will suffer.

We derive a significant portion of our revenues from the renewal of existing subscription orders. Our customers’ orders for subscription services typically have one-year terms. However, more recently and with respect to solutions other than our core sales automation solution and particularly with respect to certain of our Vault applications, we have entered into a number of orders with terms of up to five years. Our customers have no obligation to renew their subscriptions for our solutions after their orders expire. Thus, securing the renewal of our subscription orders and selling additional solutions and user subscriptions is critical to our future operating results. Factors that may affect the renewal rate for our solutions and our ability to sell additional solutions and user subscriptions include:

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

We rely on third-party providers—including salesforce.com and Amazon Web Services—for computing infrastructure, secure network connectivity, and other technology-related services needed to deliver our cloud solutions. We have migrated to Amazon Web Services for more of these services, particularly with respect to our solutions other than Veeva CRM. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.

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

50   Veeva Systems Inc. | Form 10-Q

•

pending, threatened, or future legal proceedings, certain of which are described in Part II, Item 1A. “Legal Proceedings” and note 12 of the notes to our condensed consolidated financial statements, and which we expect to continue to result in significant expense for the foreseeable future;

•	acquisitions and investments; and
•	general operations, IT systems, and administration, including legal and accounting expenses related to being a public company.

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
Nearly all of our revenues are generated by sales to customers in the life sciences industry, and factors that adversely affect this industry, including mergers within the life sciences industry or regulatory changes, could also adversely affect us.

Nearly all of our sales are to customers in the life sciences industry. Demand for our solutions could be affected by factors that adversely affect the life sciences industry, including:

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

Many of our customers license healthcare professional and healthcare organization data and data regarding the sales of prescription drugs from third parties such as IQVIA. In order for our customers to upload such data to the Veeva CRM, Veeva Network Customer Master, and Veeva Nitro solutions, such third-party data providers typically must consent to such uploads and often require that we enter into agreements regarding our obligations with respect to such data, which include confidentiality obligations and intellectual property rights with respect to such third-party data. We have experienced delays and difficulties in our negotiations with such third-party data providers in the past, and we expect to experience difficulties in the future. For instance, IQVIA currently will not consent to its healthcare professional or healthcare organization data being uploaded to Veeva Network Customer Master and this has negatively affected sales and customer adoption of Veeva Network Customer Master. To date, IQVIA has also restricted the uploading of similar data to Veeva Nitro. Similarly, sales and customer adoption of Veeva OpenData has been negatively impacted by certain restrictions on the use of IQVIA data during customer transitions from IQVIA data to Veeva OpenData. If such third-party data providers do not consent to the uploading and use of their data in our solutions, delay consent or fail to offer reasonable conditions for the upload and use of such data in our solutions, our sales efforts, solution implementations and productive use of our solutions by customers may be harmed, and our business, in turn, may be negatively impacted.

Veeva Systems Inc. | Form 10-Q   53

We have been and may in the future be sued by third parties for alleged infringement of their proprietary rights or misappropriation of intellectual property and we may suffer damages or other harm from such proceedings.

There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, or NPEs, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, in 2014, we settled a lawsuit with Prolifiq Software, Inc. in exchange for a license to certain asserted patents, and we are currently defending against assertions of trade secret misappropriation made by our competitors, Medidata and IQVIA, as described in note 12 of the notes to our condensed consolidated financial statements. As competition in our market grows, the possibility of patent infringement and other intellectual property claims against us increases. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Our solutions address heavily regulated functions within the life sciences industry, and failure to comply with applicable laws and regulations could lessen the demand for our solutions or subject us to significant claims and losses.

Our customers use our solutions for business activities that are subject to a complex regime of global laws and regulations, including requirements for maintenance of electronic records and electronic signatures (as set forth in 21 CFR Part 11, EU Annex 11, and Japan PFSB Notification No. 0401022), requirements regarding drug sample tracking and distribution (as set forth in 21 CFR Part 203, EU Directive 201/83/EC Article 96), requirements regarding system validations (as set forth in 21 CFR Part 802.75 and 21 CFR Part 211.68), and other laws and regulations. Our solutions are expected to be capable of use by our customers in compliance with such laws and regulations. Our efforts to provide solutions that comply with such laws and regulations are time-consuming and costly and include validation procedures that may delay the release of new versions of our solutions. As these laws and regulations change over time, we may find it difficult to adjust our solutions to comply with such changes. For example, on June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, Brexit could materially affect the regulatory regime applicable to our customers with operations in the United Kingdom. The British Parliament is currently reviewing the withdrawal agreement and regulatory framework. If a compromise related to data use is achieved, then data may flow as normal between the UK's departure from the EU scheduled for March 29, 2019 and the end of the transition period on December 31, 2020, unless this period is extended. However, if a compromise is not met, changes to the regulatory regime could have a material adverse effect on life sciences and technology industries generally and on our ability to adjust our solutions to comply with such changes.

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

For example, in the United States, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), that protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend, and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purposes. Certain of our customers may be either business associates or covered entities under HIPAA.

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

We have limited experience in acquiring other businesses. We may not be able to successfully integrate the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;
•	costs, liabilities or accounting charges associated with the acquisition;
•	difficulty integrating the accounting systems, operations and personnel of the acquired business;

Veeva Systems Inc. | Form 10-Q   55

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

Our sales process entails planning discussions with prospective customers, analyzing their existing solutions and identifying how these potential customers can use and benefit from our solutions. The sales cycle for a new customer, from the time of prospect qualification to the completion of the first sale, may span over 12 months or longer. In particular, we have limited history selling our newer solutions, such as Veeva Vault CDMS, Veeva Vault CTMS, Veeva Nitro, and Veeva Vault Training. As a result, our sales cycle for these applications may be lengthy and difficult to predict. In addition, we have only recently begun selling certain of our Veeva Vault applications to companies outside the life sciences industry. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will result in the sale of our solutions. In addition, our sales cycle can vary substantially from customer to customer because of various factors, including the discretionary nature of potential customers’ purchasing and budget decisions, the announcement or planned introduction of new solutions by us or our competitors and the purchasing approval processes of potential customers. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.

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

In our fiscal quarter ended October 31, 2018, sales to customers outside North America, which is primarily measured by the estimated location of the end users or usage for subscription services revenues and the estimated location of the resources performing the services for professional services, accounted for approximately 44% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

60   Veeva Systems Inc. | Form 10-Q

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

Our success and ability to compete depend in part upon our intellectual property. As of October 31, 2018, we had filed applications for a number of patents, and we have 14 issued U.S. and three Japanese patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our solutions, attracting new customers, and generating and maintaining profitability. Currently, our brand may be less recognized by the key decision makers at the potential customers for our newer solutions, including Veeva Vault CDMS, Veeva Vault CTMS, Veeva Nitro, and Veeva Vault Training, and our solutions for companies in industries other than life sciences. Brand promotion activities may not generate customer awareness or increase revenues, and even if they do, any increase in revenues may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses attempting to promote and maintain our brand, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2018, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 61.8% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

In addition, as of October 31, 2018, we had options outstanding that, if exercised, would result in the issuance of additional shares of Class A or Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of October 31, 2018, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of October 31, 2018, are described in note 8 of the notes to our condensed consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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
Timothy S. Cabral
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: December 6, 2018

Veeva Systems Inc. | Form 10-Q   71