Form 10-K
period 2019-01-31
VEEVA SYSTEMS INC
filed 2019-03-28
CIK 1393052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2018, based on the closing price of $75.63 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $9.4 billion. Shares of Class A common stock or Class B common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2019, there were 126,191,070 shares of the Registrant’s Class A common stock outstanding and 20,234,372 shares of the Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. The proxy statement will be filed by the Registrant with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended January 31, 2019.

Pursuant to Part IV, Item 16, a summary of Form 10-K content follows, including hyperlinked cross-references (in the EDGAR filing). This allows users to easily locate the corresponding items in this annual report on Form 10-K where the disclosure is fully presented. The summary does not include certain Part III information that will be incorporated by reference from the Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed within 120 days after our fiscal year ended January 31, 2019.

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

ITEM 1.    BUSINESS

Overview

Veeva is the leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our solutions are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (R&D) to commercialization. Our solutions are designed to help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations.

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

We are now also bringing the benefits of our content and data management solutions to a new set of customers outside of life sciences in regulated industries, including consumer goods, chemicals, and cosmetics. We believe that the ability of our solutions to meet the demanding business and compliance requirements of life sciences companies translates well into many other regulated industries. Our application currently offered to companies outside of life sciences is designed to help customers efficiently manage critical regulated processes and content in a compliant way and to enable secure collaboration across internal and external stakeholders, including outsourcing partners and vendors.

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

Finally, our goal is to drive strong growth and profitability through highly efficient, targeted sales and marketing, disciplined product planning, and profitable professional services. Our strong growth and profitability has allowed us to make ongoing investments for continued product innovation in our existing markets and provides us with the resources to continue to invest in new market opportunities.

Our Industry Cloud Solutions for Life Sciences

Our industry cloud solutions for the life sciences industry are grouped into two key product areas—Veeva Commercial Cloud and Veeva Vault—and are designed to address pharmaceutical, biotechnology, and medical device companies’ most pressing strategic needs in their commercial and R&D operations as illustrated in the graphic below.

Veeva Commercial Cloud

Veeva Commercial Cloud is a suite of multichannel customer relationship management (CRM) applications, a commercial data warehouse, territory allocation and alignment applications, a master data management application, and customer reference and key opinion leader data and services, designed to help companies drive smarter, more proactive engagement with healthcare professionals and healthcare organizations and ensure compliance.

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

2    Veeva Systems Inc. | Form 10-K

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

•

Veeva Oncology Link is a single source of continuously updated profile and market intelligence data on key scientific leaders in oncology. Veeva Oncology Link associates thousands of global experts with millions of activities, including publications, clinical trials, and events.

Our master data management solution that is part of Veeva Commercial Cloud includes:

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

Veeva Commercial Cloud also includes our next-generation commercial data warehouse, Veeva Nitro. Nitro eliminates the time and effort of custom data warehouse development and maintenance and provides a foundation for artificial intelligence and advanced analytics. With an industry-specific data model and standard data connectors, Nitro enables life sciences companies to more easily unify their most important data sources, such as prescription, sales, formulary, and claims data.

Veeva Vault

Veeva Vault is a unified suite of cloud-based, enterprise content and data management applications, all built on our proprietary Veeva Vault Platform. Our Veeva Vault applications address the content management requirements for our customers’ commercial functions, including medical and sales and marketing, and key R&D functions, including clinical, regulatory, quality, and, when available, safety.

Veeva Systems Inc. | Form 10-K   3

Veeva Vault’s unique ability to handle content and data allows us to build content- and data-centric applications to help customers streamline end-to-end business processes and eliminate manual processes and siloed systems. Veeva Vault can be deployed one application at a time or as an integrated solution with multiple applications that enables our customers to unify and manage important documents and related data in a single, global system.

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

•

Veeva Vault MedComms enables life sciences companies to streamline the creation, approval, and delivery of medical content and create and maintain a single, validated source of medical content across multiple channels and geographies. Integrated medical inquiry management allows medical affairs teams to centralize medical inquiries and content to deliver verbal and written communications to healthcare professionals and patients, including approved answers to questions received through a call center or company website.

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

The Veeva Development Cloud application suites are:

Veeva Vault Clinical

Veeva Vault Clinical is the industry’s first cloud application suite that combines electronic data capture (EDC), clinical trial management (CTMS), electronic trial master file (eTMF), and study start-up applications to unify clinical data management and clinical operations. Veeva also offers a solution to help clinical research sites seamlessly manage regulatory documents and trial information.

•

Veeva Vault CDMS is a clinical data management solution that includes Veeva Vault EDC, Veeva Vault Coder, and Veeva Vault Workbench (available late 2019). Vault CDMS combines coding, EDC, data cleaning, and reporting in a single integrated solution. Its modern cloud architecture also integrates with other clinical applications and scales to manage increasing volumes of data. Vault CDMS gives life sciences companies one application to manage studies and gain a complete view of all clinical data within a trial.

4    Veeva Systems Inc. | Form 10-K

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
•

Veeva Vault SiteDocs helps reduce the administrative burden clinical research centers experience in executing clinical studies by streamlining the management of documents and trial processes for study site qualification, study activation, and investigator site file management in a single system.

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

•

Veeva Vault Training simplifies role-based training within life sciences companies and helps quality teams remain audit-ready and compliant. Companies can efficiently organize, assign, and track content and information so the right people are trained on the right policies and procedures.

•

Veeva Vault Station Manager provides manufacturing operators up-to-date documents and video, including critical work instructions and procedures, directly through tablets located at manufacturing stations on the manufacturing floor.

Veeva Systems Inc. | Form 10-K   5

Veeva Vault Safety

Veeva Vault Safety consists of applications that will help the pharmacovigilance and safety departments of life sciences companies increase efficiency and maintain compliance in the management of safety processes. Vault Safety is planned to be available for customers in the second half of 2019.

Solutions for Regulated Industries Outside of Life Sciences

Our initial applications for customers outside of life sciences address specific content and data management processes within regulated industries, including consumer goods, chemicals, and cosmetics. Veeva QualityOne is a robust quality management, document management, and training solution. Veeva RegulatoryOne helps companies manage regulatory submission content.  Veeva Claims, expected to be available in 2019, addresses the marketing claims management process.

Professional Services and Support

We also offer professional services to help customers maximize the value of our solutions. Our service teams possess industry expertise, project management capabilities, and deep technical acumen that we believe our customers highly value. Our professional services teams work with our systems integrator partners to deliver projects. We offer the following professional services:

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

Our Customers

As of January 31, 2019, we served 719 customers. For an explanation of how we define current customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations.” We deliver solutions to companies throughout the life sciences industry, including pharmaceutical, biotechnology, and medical device companies, contract sales organizations, and contract research organizations. Our customers range from the largest global pharmaceutical and biotechnology companies such as Bayer AG, Boehringer Ingelheim GmbH, Eli Lilly and Company, Gilead Sciences, Inc., Merck & Co., Inc., and Novartis International AG, to smaller pharmaceutical and biotechnology companies, including Alkermes plc, Grupo Ferrer Internacional S.A., Ironwood Pharmaceuticals, Inc. and LEO Pharma A/S. For our fiscal years ended January 31, 2017, 2018, and 2019, we did not have any single customer that represented more than 10% of our total revenues.

6    Veeva Systems Inc. | Form 10-K

Our Employees

As of January 31, 2019, we employed 2,553 people worldwide. We also engage temporary employees and consultants. Our employees in the United States are not represented by a labor union, however, in certain foreign locations, there are workers’ councils that represent our employees. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

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

Technology Infrastructure and Operations

Our solutions utilize a pod-based architecture that allows for scalability, operational simplicity, and security. Our products are hosted in data centers located in the United States, the United Kingdom, the European Union, and Japan. We utilize third-parties to provide our computing infrastructure and manage the infrastructure on which our solutions operate. For example, for Veeva CRM and certain of our multichannel CRM applications, we utilize the hosting infrastructure provided by salesforce.com. For our Veeva Vault applications, Veeva Network applications, and certain other Veeva Commercial Cloud applications, we utilize Amazon Web Services.

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

Our technology is based on multitenant architectures that apply common, consistent management practices for all customers using our solutions. We enable multiple customers to share the same version of our solutions while securely partitioning their respective data. Portions of our multichannel customer relationship management applications are built on the Salesforce1 Platform of salesforce.com inc. Veeva Vault, Veeva Network, and portions of our other Commercial Cloud applications are built upon our own proprietary platforms.

Veeva Systems Inc. | Form 10-K   7

Quality and Compliance Program

Veeva maintains a quality management system certified to ISO9001 to ensure process controls conform to established industry standards across our product offerings. To comply with IT healthcare regulations, certain capabilities such as robust audit trail tracking, compliant electronic signature capture, data encryption, and secure access controls must be designed for and embedded in our solutions. In addition to design requirements, our solutions must be thoroughly tested to comply with the regulations that apply to electronic record keeping systems for the life sciences industry, which include:

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

Security Program

Veeva maintains an information security management system certified to ISO 27001 to ensure security controls conform to established standards across both product and infrastructure components. Our solution undergoes internal vulnerability testing prior to release, and we employ a third party to perform penetration and vulnerability tests on our solutions on at least an annual basis. We also obtain independent third-party audit opinions related to security and availability annually, such as SOC 2, Type II reports and ISO 27001 attestation reports. We also require role-based security and security awareness training and have defined security incident response processes.

Privacy Program

Veeva maintains a global privacy program aligned to applicable laws and regulations, including the European General Data Protection Regulation (GDPR). Veeva also maintains an EU-U.S. Privacy Shield certification and a Swiss-U.S. Privacy Shield certification in order to allow the transfer of EU and Swiss personal data to the United States. In addition, Veeva maintains privacy policies and procedures and requires role-based privacy awareness training.

Competition

The markets for our solutions are global, rapidly evolving, highly competitive, and subject to changing regulations, advancing technology, and shifting customer needs. In new sales cycles, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. The principal such competitor for our Veeva Commercial Cloud applications is IQVIA Inc. (which offers a CRM application built on the Salesforce1 Platform, various data products, and other applications). While no single vendor offers products that compete with all of our Veeva Vault applications, IQVIA, Medidata Solutions, Inc., OpenText Corporation, Oracle Corporation, and other smaller application providers offer applications that compete with certain of our Veeva Vault applications.

Our Commercial Cloud and Veeva Vault application suites also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use horizontal cloud-based applications or platforms that are not life sciences specific—such as Box.com, Amazon Web Services, or Microsoft—for certain of the functions our applications provide.

8    Veeva Systems Inc. | Form 10-K

Our data products compete with IQVIA and other smaller data providers.

We sell certain of our Veeva Vault applications to companies outside the life sciences industry. In this segment of our business, we compete with solutions such as those offered by OpenText, Microsoft, Sparta Systems Inc., EtQ Management Consultants, LLC, Oracle, and Box and custom-built software developed by third-party vendors or in-house by our potential customers.

Our professional services offerings compete with a range of professional services firms.

Some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business recognition, larger intellectual property portfolios, and agreements with a broader set of system integrators and other partners. We expect competition to intensify in the future, and we may face competition from new market entrants as well.

We believe the principal competitive factors in our market include the following:

•	level of customer satisfaction;
•	regulatory compliance verification and functionality;
•	domain expertise with respect to life sciences;
•	ease of deployment and use of solutions and applications;
•	breadth and depth of solution and application functionality;
•	brand awareness and reputation;
•	modern and adaptive technology platform;
•	capability for customization, configurability, integration, security, scalability and reliability of applications;
•	total cost of ownership;
•	ability to innovate and respond to customer needs rapidly;
•	size of customer base and level of user adoption;
•	ability to secure the rights to load and process third party proprietary data licensed by customers; and
•	ability to integrate with legacy enterprise infrastructures and third-party applications.

We believe that we generally compete favorably on the basis of these factors.

Veeva Systems Inc. | Form 10-K   9

Intellectual Property

We rely on a combination of patents, trade secrets, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. We have developed a process for seeking patent protection for our technology innovations. As of January 31, 2019, we have secured 17 U.S. patents, three Japanese patents, and two Chinese patents, which expire between May 2023 and January 2038, and we have over 40 pending U.S. and international patent applications. Our patents and patent applications cover technology within the following of our product categories: Veeva Commercial Cloud, Veeva Vault Platform, Veeva Vault Clinical, Veeva Vault RIM, Veeva Vault CDMS, and Veeva Vault Safety. We plan to continue expanding our patent portfolio. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on our intellectual property rights, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new features and functionality and frequent enhancements to our applications are essential to establishing and maintaining our technology leadership position as provider of software solutions and applications to the life sciences industry.

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

Companies in our industry often own a number of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. We are currently engaged in legal proceedings with competitors in which the competitors are asserting trade secret misappropriation and other claims, and we may face new allegations in the future that we have infringed the patents, trademarks, copyrights, trade secrets and other intellectual property rights of other competitors or non-practicing entities. We expect that we and others in our industry will continue to be subject to third-party infringement claims by competitors as the functionality of applications in different industry segments overlaps, and by non-practicing entities. Any of these third parties might make a claim of infringement against us at any time. For example, see the description of our current litigations in note 13 of the notes to our consolidated financial statements.

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

10    Veeva Systems Inc. | Form 10-K

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

Our solutions involve the storage and transmission of our customers’ proprietary information, including personal or identifying information regarding their employees and the medical professionals whom their sales personnel contact, sensitive proprietary data related to the regulatory submission process for new medical treatments, and other sensitive information, which may include personal health information. As a result, unauthorized access or security breaches as a result of third-party action, employee error, product defect, malfeasance, or otherwise could result in the loss of information, inappropriate use of or access to information, service interruption, service degradation, outages, service level credits, litigation, indemnity obligations, damage to our reputation, and other liability. While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. Moreover, the detection, prevention, and remediation of known or unknown securities vulnerabilities, including those arising from third-party hardware or software, may result in additional direct or indirect costs and management time. Any or all of these issues could adversely affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage, or subject us to third-party lawsuits, regulatory fines, mandatory disclosures, or other action or liability, which could adversely affect our operating results. Our insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses, and losses we could incur to respond to and remediate a security breach. A security breach of another significant provider of cloud-based solutions may also negatively impact the demand for our solutions.

We expect the future growth rate of our revenues to decline.

In our fiscal years ended January 31, 2017, 2018, and 2019, our total revenues grew by 35%, 25% and 25% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2017, 2018, and 2019, our subscription revenues grew by 39%, 27% and 24% respectively, as compared to subscription revenues from the prior fiscal years. Please note that our total revenues and subscription revenues for the fiscal year ended January 31, 2017 included, for the first time, a full year of revenue contribution from the Zinc Ahead business, which we acquired in the third quarter of the fiscal year ended January 31, 2016. We expect the growth rate of our total revenues and subscription revenues to continue to decline in future periods, which may adversely impact the value of our Class A common stock.

Veeva Systems Inc. | Form 10-K   11

Our results may fluctuate from period to period, which could prevent us from meeting security analyst or investor expectations or our own guidance and could cause the price of our Class A common stock to decline substantially.

Our results of operations, including our revenues, gross margin, operating margin, profitability, cash flows, and deferred revenue, as well as other metrics we may report, may vary from period to period for a variety of reasons, including those listed elsewhere in this “Risk Factors” section, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Additionally, from time to time, we issue guidance and provide commentary regarding our expectations for certain future financial results, including revenues, gross margin, operating margin, profitability, cash flows, deferred revenue, and other metrics on both a near-term and long-term basis. Our guidance is based upon a number of assumptions and estimates that are subject to significant business, economic, and competitive uncertainties that are beyond our control and are based upon assumptions about future business and accounting decisions that may change or be wrong. Our guidance may prove to be incorrect, and actual results may differ from our guidance. Fluctuations in our results or failure to achieve security analyst or investor expectations or our guidance, even if not materially, could cause the price of our Class A common stock to decline substantially, and our investors could incur substantial losses.

The markets in which we participate are highly competitive, and if we do not compete effectively, our business and operating results could be adversely affected.

The markets for our solutions are highly competitive. In new sales cycles within our largest product categories, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. The principal such competitor for our Veeva Commercial Cloud applications is IQVIA Inc. (which offers a CRM application built on the Salesforce1 Platform, various data products, and other applications). While no single vendor offers products that compete with all of our Veeva Vault applications, IQVIA, Medidata Solutions, Inc., OpenText Corporation, Oracle Corporation, and other smaller application providers offer applications that compete with certain of our Veeva Vault applications. Our Commercial Cloud and Veeva Vault application suites also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use horizontal cloud-based applications or platforms that are not life sciences specific—such as Box.com, Amazon Web Services, or Microsoft—for certain of the functions our applications provide. Our data products compete with IQVIA and other smaller data providers. Our professional services offerings compete with a range of professional services firms. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.

Some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business recognition, larger intellectual property portfolios, and agreements with a broader set of system integrators and other partners.

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

12    Veeva Systems Inc. | Form 10-K

If our newer solutions are not successfully adopted by new and existing customers, the growth rate of our revenues and operating results will be adversely affected.

Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including solutions we introduced relatively recently. It is uncertain whether these newer solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected overall growth. For instance, we have limited experience selling Veeva Vault CDMS, Veeva Nitro, and Veeva Vault Training among others. In addition, we have limited experience selling our products to companies outside the life sciences industry, and we cannot be certain that we will be successful with respect to newer solutions and markets. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions or to develop other new solutions and make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.

Our revenues are relatively concentrated within a small number of key customers, and the loss of one or more of such key customers, or their failure to renew or expand user subscriptions, could slow the growth rate of our revenues or cause our revenues to decline.

In our fiscal years ended January 31, 2017, 2018, and 2019, our top 10 customers accounted for 45%, 42%, and 39% of our total revenues, respectively. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers. The loss of any of our key customers, or a failure of one or more of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenues, our reputation, and our ability to obtain new customers. In the event of an acquisition of one of our customers or a business combination between two of our customers, we have in the past and may in the future suffer reductions in user subscriptions or non-renewal of their subscription orders. We are also likely to face increasing purchasing scrutiny at the renewal of these large customer subscription orders, which may result in reductions in user subscriptions or increased pricing pressure. The business impact of any of these negative events is particularly pronounced with respect to our largest customers.

The majority of our subscription agreements with our customers are for a term of one year. If our existing customers do not renew their subscriptions annually, or do not buy additional solutions and user subscriptions from us, or renew at lower aggregate fee levels, our business and operating results will suffer.

We derive a significant portion of our revenues from the renewal of existing subscription orders. The majority of our customers’ orders for subscription services have one-year terms. However, more recently and with respect to solutions other than our core sales automation solution and particularly with respect to certain of our Vault applications, we have entered into a number of orders with terms of up to five years. Our customers have no obligation to renew their subscriptions for our solutions after their orders expire. Thus, securing the renewal of our subscription orders and selling additional solutions and user subscriptions is critical to our future operating results. Factors that may affect the renewal rate for our solutions and our ability to sell additional solutions and user subscriptions include:

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

Veeva Systems Inc. | Form 10-K   13

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

Our solutions are hosted from and use computing infrastructure provided by third parties, including salesforce.com with respect to Veeva CRM and certain of our multichannel CRM applications, Amazon Web Services with respect to Veeva Vault applications, Veeva Network applications, and certain other Veeva Commercial Cloud applications, and other computing infrastructure service providers. We have migrated most of our computing infrastructure needs to Amazon Web Services. Such migrations are risky and may cause disruptions to our cloud solutions, service outages, downtime, or other problems and may increase our costs.

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

Problems faced by our computing infrastructure service providers, including those operated by salesforce.com or Amazon Web Services, could adversely affect the experience of our customers. For example, salesforce.com and Amazon Web Services have experienced significant service outages and may do so again in the future. Additionally, if we fail to manage or react to an increase in demand sufficiently, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect our service levels or cause such systems to fail. Our agreements with third-party computing infrastructure service providers may not entitle us to corresponding service level credits to those we offer to our customers. Any changes in third-party service levels at our computing infrastructure service providers or any related disruptions or performance problems with our solutions could adversely affect our reputation and may damage our customers’ stored files, result in lengthy interruptions in our services, or result in potential losses of customer data. Interruptions in our services might reduce our revenues, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to service level credit claims and potential liability, or adversely affect our renewal rates.

14    Veeva Systems Inc. | Form 10-K

An inability to attract and retain highly skilled employees could adversely affect our business.

To execute our growth plan, we must attract and retain highly qualified employees. Competition for these employees is intense, especially with respect to sales and marketing personnel and engineers with high levels of experience in enterprise software and internet-related services. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications. With respect to sales professionals, even if we are successful in attracting highly qualified personnel, it may take six to nine months or longer before they are fully trained and productive. Many of the companies with which we compete for experienced employees have greater resources than we have and may offer compensation packages that are perceived to be better than ours. For example, we offer equity awards to a substantial majority of our job candidates and existing employees as part of their overall compensation package. If the perceived value of our equity awards declines, including as a result of declines in the market price of our Class A common stock or changes in perception about our future prospects, it may adversely affect our ability to recruit and retain highly skilled employees. Additionally, changes in our compensation structure may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected.

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
•

pending, threatened, or future legal proceedings, certain of which are described in Part II, Item 1A. “Legal Proceedings” and note 13 of the notes to our consolidated financial statements, and which we expect to continue to result in significant expense for the foreseeable future;

•	international expansion;
•	acquisitions and investments; and
•	general operations, IT systems, and administration, including legal and accounting expenses related to being a public company.

If our efforts to increase revenues and manage our expenses are not successful, or if we incur costs, damages, fines, settlements, or judgments as a result of other risks and uncertainties described in this report, we may not be able to sustain or increase our historical levels of profitability.

Veeva Systems Inc. | Form 10-K   15

Defects or disruptions in our solutions could result in diminished demand for our solutions, a reduction in our revenues, and subject us to substantial liability.

We have from time to time found defects in our solutions, and new defects may be detected in the future. In addition, we have experienced, and may in the future experience, service disruptions, degradations, outages, and other performance problems. These types of problems may be caused by a variety of factors, including human or software errors, viruses, cyber attacks, fraud, spikes in customer usage, problems associated with our third-party computing infrastructure and network providers, infrastructure changes, and denial of service issues. Service disruptions may result from errors we make in delivery, configuring, or hosting our solutions, or designing, installing, expanding, or maintaining our computing infrastructure. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It is also possible that such problems could result in losses of customer data.

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

Many of our customers license healthcare professional and healthcare organization data and data regarding the sales of prescription drugs from third parties such as IQVIA. In order for our customers to upload such data to the Veeva CRM, Veeva Network Customer Master, and Veeva Nitro solutions, such third-party data providers typically must consent to such uploads and often require that we enter into agreements regarding our obligations with respect to such data, which include confidentiality obligations and intellectual property rights with respect to such third-party data. We have experienced delays and difficulties in our negotiations with such third-party data providers in the past, and we expect to experience difficulties in the future. For instance, IQVIA currently will not consent to its healthcare professional or healthcare organization data being uploaded to Veeva Network Customer Master and this has negatively affected sales and customer adoption of Veeva Network Customer Master. To date, IQVIA has also restricted the uploading of IQVIA data to Veeva Nitro. Similarly, sales and customer adoption of Veeva OpenData has been negatively impacted by certain restrictions on the use of IQVIA data during customer transitions from IQVIA data to Veeva OpenData. If such third-party data providers do not consent to the uploading and use of their data in our solutions, delay consent or fail to offer reasonable conditions for the upload and use of such data in our solutions, our sales efforts, solution implementations and productive use of our solutions by customers may be harmed, and our business, in turn, may be negatively impacted.

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

16    Veeva Systems Inc. | Form 10-K

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

Nearly all of our sales are to customers in the life sciences industry. Demand for our solutions could be affected by factors that adversely affect the life sciences industry, including:

•

The changing regulatory environment of the life sciences industry—Changes in regulations could negatively impact the business environment for our life sciences customers. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. In particular, legislation or regulatory changes regarding the pricing of healthcare treatments sold by life sciences companies has continued to be a topic of discussion by political leaders and regulators in the United States and elsewhere.

•

The consolidation of companies or bankruptcies within the life sciences industry—Consolidation within the life sciences industry has accelerated in recent years, and this trend could continue. We may lose customers due to industry consolidation, and we may not be able to expand sales of our solutions and services to new customers to replace lost customers. In addition, new companies that result from such consolidation may decide that our solutions are no longer needed because of their own internal processes or alternative solutions. As these entities consolidate, competition to provide solutions and services to industry participants will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our solutions. If consolidation of our larger current customers occurs, the combined company may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on the combined company’s revenues to continue to achieve growth. In addition, if large life sciences companies merge, it would have the potential to reduce per unit pricing for our solutions for the merged companies or to reduce demand for one or more of our solutions as a result of potential personnel reductions over time. Additionally, our customers with potential treatments in clinical trials may be unsuccessful and may subsequently declare bankruptcy.

•

Changes in market conditions and practices within the life sciences industry—The expiration of key patents, the implications of precision medicine treatments, changes in the practices of prescribing physicians, changes with respect to payer relationships, the policies and preferences of healthcare professionals and healthcare organizations with respect to the sales and marketing efforts of life sciences companies, changes in the regulation of the sales and marketing efforts and pricing practices of life sciences companies, and other factors could lead to a significant reduction in sales representatives that use our solutions or otherwise change the demand for our solutions. Changes in public perception regarding the practices of the life sciences industry may result in political pressure to increase the regulation of life sciences companies in one or more of the areas described above, which may negatively impact demand for our solutions.

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

Veeva Systems Inc. | Form 10-K   17

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

We derive a significant portion of our revenue from professional services fees. Our professional services revenues fluctuate from quarter to quarter as a result of the requirements, complexity, and timing of our customers’ implementation projects in our professional services arrangements. Generally, a customer’s ongoing need for professional services decreases as the implementation and full deployment of such solutions is completed. Our customers may also choose to use third parties rather than us for certain professional services related to our solutions. As a result of these and other factors, our professional services revenues may not increase on a quarterly basis in the future or at all. Additionally, the gross margin generated from professional services fees fluctuates based on a number of factors which may be variable from period to period, including the average billable hours worked by our billable professional services personnel, our hourly rates for professional services and the margin on professional services subcontracted to our third-party systems integrator partners. As a result of these and other factors, the gross margin from our professional services may not increase on a quarterly basis in the future or at all.

We have been and may in the future be sued by third parties for alleged infringement of their proprietary rights or misappropriation of intellectual property and we may suffer damages or other harm from such proceedings.

There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, or NPEs, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, in 2014, we settled a lawsuit with Prolifiq Software, Inc. in exchange for a license to certain asserted patents, and we are currently defending against assertions of trade secret misappropriation made by our competitors, Medidata and IQVIA, as described in note 13 of the notes to our consolidated financial statements. As competition in our market grows, the possibility of patent infringement and other intellectual property claims against us increases. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Our solutions address heavily regulated functions within the life sciences industry, and failure to comply with applicable laws and regulations could lessen the demand for our solutions or subject us to significant claims and losses.

Our customers use our solutions for business activities that are subject to a complex regime of global laws and regulations, including requirements for maintenance of electronic records and electronic

18    Veeva Systems Inc. | Form 10-K

signatures (as set forth in 21 CFR Part 11, EU Annex 11, and Japan PFSB Notification No. 0401022), requirements regarding drug sample tracking and distribution (as set forth in 21 CFR Part 203, EU Directive 201/83/EC Article 96), requirements regarding system validations (as set forth in 21 CFR Part 802.75 and 21 CFR Part 211.68), and other laws and regulations. Our solutions are expected to be capable of use by our customers in compliance with such laws and regulations. Our efforts to provide solutions that comply with such laws and regulations are time-consuming and costly and include validation procedures that may delay the release of new versions of our solutions. As these laws and regulations change over time, we may find it difficult to adjust our solutions to comply with such changes. For example, on June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, Brexit could materially affect the regulatory regime applicable to our customers with operations in the United Kingdom. The British Parliament is currently reviewing the withdrawal agreement and regulatory framework. If a compromise related to data use is achieved, then data may flow as normal between the UK’s departure from the EU and the end of the transition period currently scheduled to end on December 31, 2020. However, if a compromise is not met, changes to the regulatory regime could have a material adverse effect on life sciences and technology industries generally and on our ability to adjust our solutions to comply with such changes.

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

Veeva Systems Inc. | Form 10-K   19

We are a data controller and data processor under European General Data Protection Regulation (GDPR), which went into effect on May 25, 2018 and replaced EU Data Protection Directive 95/46/EC. Compliance with GDPR has and will continue to require valuable management and employee time and resources, and failure to comply with GDPR could include severe penalties and could reduce demand for our solutions.

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

20    Veeva Systems Inc. | Form 10-K

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

Our sales process entails planning discussions with prospective customers, analyzing their existing solutions and identifying how these potential customers can use and benefit from our solutions. The sales cycle for a new customer, from the time of prospect qualification to the completion of the first sale, may span over 12 months or longer. In particular, we have limited history selling our newer solutions, such as Veeva Vault CDMS, Veeva Nitro, and Veeva Vault Training. As a result, our sales cycle for these applications may be lengthy and difficult to predict. In addition, we have only recently begun selling certain of our Veeva Vault applications to companies outside the life sciences industry. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will result in the sale of our solutions. In addition, our sales cycle can vary substantially from customer to customer because of various factors, including the discretionary nature of potential customers’ purchasing and budget decisions, the announcement or planned introduction of new solutions by us or our competitors and the purchasing approval processes of potential customers. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.

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

Veeva Systems Inc. | Form 10-K   21

Within Veeva Commercial Cloud, our core Veeva CRM application has achieved substantial penetration within the sales teams of pharmaceutical and biotechnology companies. If our efforts to sustain or further increase the use and adoption of our core CRM application does not succeed, the growth rate of our Veeva Commercial Cloud revenues may be negatively impacted.

In our fiscal year ended January 31, 2019, we derived approximately 57% of our subscription services revenues and 53% of our total revenues from our Veeva Commercial Cloud solutions. A significant percentage of the subscription services revenues for our Veeva Commercial Cloud solutions is derived from subscriptions to our core CRM application. We have, however, realized substantial sales penetration of the available market for our core Veeva CRM application among pharmaceutical and biotechnology companies. If we are not able to sell additional user subscriptions to our core CRM application or if we fail to renew existing subscriptions to our core CRM application, the growth rate of our Veeva Commercial Cloud revenues may be negatively impacted.

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

22    Veeva Systems Inc. | Form 10-K

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

Our Veeva CRM application, and certain portions of the multichannel CRM applications that complement our Veeva CRM application, are developed on and/or utilize the Salesforce1 Platform of salesforce.com. Under our agreement, salesforce.com provides the hosting infrastructure and data center for portions of our multichannel CRM applications, as well as the system administration, configuration, reporting and other platform level functionality. In exchange, we pay salesforce.com a fee. Our agreement with salesforce.com requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. See note 13 to the notes to our consolidated financial statements for more information about our on-going minimum fee obligation to salesforce.com. We have met our first minimum order commitment of $250 million and have a remaining purchase commitment of $216.4 million, as of January 31, 2019, that must be made by September 1, 2025. If we are not able to meet the remaining minimum order commitment, the required true-up payments will negatively impact our margins, cash flows, cash balance and financial condition, and our stock price may decline.

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

Veeva Systems Inc. | Form 10-K   23

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

Additionally, with respect to certain of our multi-year orders in which fees increase from year to year, Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (Topic 606) may require that the total contracted revenue for the entire multi-year term of the order be recognized ratably in the same amount in each year. As a result, in the initial year of such orders, we will recognize more revenue than the fees we invoice for the same period, and in the last year of such orders, we will recognize less revenue than the fees we invoice for the same period. This treatment may make our reported results less indicative of the actual health of our business at the time revenue is reported and may expose us to impaired accounts receivables or impaired unbilled accounts receivable if, for example, a customer terminated an otherwise non-cancelable multi-year contract for cause.

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

24    Veeva Systems Inc. | Form 10-K

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

In our fiscal year ended January 31, 2019, sales to customers outside North America, which is primarily measured by the estimated location of the end users or usage for subscription services revenues and the estimated location of the resources performing the services for professional services, accounted for approximately 44% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

•

the need and expense to localize and adapt our solutions for specific countries, including translation into foreign languages, and ensuring that our solutions enable our customers to comply with local life sciences industry laws and regulations;

•	data privacy laws which require that customer data be stored and processed in a designated territory;
•	difficulties in staffing and managing foreign operations, including employee laws and regulations;

Veeva Systems Inc. | Form 10-K   25

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•	new and different sources of competition;
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

26    Veeva Systems Inc. | Form 10-K

Our business could be adversely affected if our customers are not satisfied with the professional services provided by us or our partners, or with our technical support services.

Our business depends on our ability to satisfy our customers, both with respect to our solutions and the professional services that are performed in connection with the implementation of our solutions. Professional services may be performed by us, by a third party, or by a combination of the two. If a customer is not satisfied with the quality of work performed by us or a third party or with the solutions delivered or professional services performed, then we could incur additional costs to address the situation, we may be required to issue credits or refunds for pre-paid amounts related to unused services, the profitability of that work might be impaired and the customer’s dissatisfaction with our services could damage our ability to expand the number of solutions subscribed to by that customer. Moreover, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

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

Our success and ability to compete depend in part upon our intellectual property. As of January 31, 2019, we had filed applications for a number of patents, and we have 17 issued U.S., three Japanese, and two Chinese patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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

We do not collect sales and use, value added and similar transactional taxes in all jurisdictions in which we have sales and no physical presence, based on our belief that such taxes are not applicable or that we are not required to collect such taxes with respect to the jurisdiction. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect and remit such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. The U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc. may increase that risk by increasing states’ ability to assert taxing jurisdiction on out-of-state retailers. Such tax assessments, penalties and interest or future requirements may adversely affect our results of operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

Veeva Systems Inc. | Form 10-K   27

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

Our tax provision could also be impacted by changes in accounting principles and changes in U.S. federal and state or international tax laws applicable to multinational corporations. For example, the Tax Cuts and Jobs Act of 2017 (Tax Act) significantly changes how the U.S. Department of Treasury imposes income taxes on U.S. corporations. We made significant judgments and assumptions in the interpretation of this new law and in our calculations reflected in our financial statements. The U.S. Department of Treasury, the Internal Revenue Service (IRS), and other standard-setting bodies may issue guidance on how the provisions of the Tax Act will be applied or otherwise administered, and additional accounting guidance or interpretations may be issued in the future that is different from our current interpretation. As a further example, the U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc. increasing states’ ability to assert taxing jurisdiction on out-of-state retailers could result in certain additional jurisdictions asserting that sales and use and other taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future.

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

28    Veeva Systems Inc. | Form 10-K

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

Veeva Systems Inc. | Form 10-K   29

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

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our solutions, attracting new customers, and generating and maintaining profitability. Currently, our brand may be less recognized by the key decision makers at the potential customers for our newer solutions, including Veeva Vault CDMS, Veeva Nitro, and Veeva Vault Training, and our solutions for companies in industries other than life sciences. Brand promotion activities may not generate customer awareness or increase revenues, and even if they do, any increase in revenues may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses attempting to promote and maintain our brand, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.

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

30    Veeva Systems Inc. | Form 10-K

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

•	announcements of customer additions and customer cancellations or delays in customer purchases;
•	the net increase in the number of customers, either independently or as compared to published expectations of industry, financial or other analysts that cover us;
•	announcements by us or by our competitors of technological innovations, new solutions, enhancements to services, strategic alliances or significant agreements;
•	announcements by us or by our competitors of mergers or other strategic acquisitions or rumors of such transactions involving us or our competitors;
•	the economy as a whole and market conditions within our industry and the industries of our customers;
•	macroeconomic and geopolitical factors and instability and volatility in the global financial markets, including uncertainty surrounding the effects and timing of Brexit;
•	trading activity by directors, executive officers and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares;
•	the operating performance and market value of other comparable companies;
•	changes in legislation relating to our existing or future solutions;
•	securities or industry analysts downgrading our Class A common stock or publishing inaccurate or unfavorable research about our business; and
•	any other factors discussed herein.

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

Veeva Systems Inc. | Form 10-K   31

The dual class structure of our common stock has the effect of concentrating voting control with certain individuals and their affiliates, which will limit or preclude the ability of our investors to influence corporate matters and could depress the market value of our Class A common stock.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2019, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 61.6% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

32    Veeva Systems Inc. | Form 10-K

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

In addition, as of January 31, 2019, we had options outstanding that, if exercised, would result in the issuance of additional shares of Class A or Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of January 31, 2019, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of January 31, 2019, are described in note 11 of the notes to our consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

•	permit the board of directors to establish the number of directors;
•	provide that directors may only be removed “for cause” and only with the approval of 66 2/3% of our stockholders;

Veeva Systems Inc. | Form 10-K   33

•	require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;
•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws; and
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

We also lease offices in San Francisco and San Carlos, California; Princeton, New Jersey; New York, New York; Dublin, Ohio; Fort Washington and Radnor, Pennsylvania; Australia; Brazil; Canada; China; France; Germany; Hungary; India Japan; Korea; Mexico; Singapore; Spain; Ukraine and the United Kingdom. We expect to expand our facilities capacity in certain field locations during our fiscal year ending January 31, 2020. We may further expand our facilities capacity after January 31, 2020 as our employee base grows. We believe that we will be able to obtain additional space on commercially reasonable terms.

34    Veeva Systems Inc. | Form 10-K

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings and subject to claims incident to the ordinary course of business. For information regarding certain current legal proceedings, see note 13 of the notes to our consolidated financial statements, which is incorporated herein by reference.

California Non-Compete Matter.

On July 17, 2017, we filed a complaint in the Superior Court of the State of California in the County of Alameda against Medidata, IQVIA, and Sparta Systems, Inc. (Veeva Systems Inc. v. Medidata Solutions, Inc., Quintiles IMS Incorporated, IMS Software Services, LTD., and Sparta Systems, Inc., Case No. RG17868081). Our Complaint seeks declaratory and injunctive relief concerning the use of non-compete, confidentiality, and non-disparagement agreements by these companies. On July 2, 2018, the court, in response to motions by all the defendants, sustained the defendants’ “motions to dismiss” (called “demurrers” in California State Court) while giving Veeva the opportunity to plead additional factual allegations. On July 20, 2018, we filed a Second Amended Complaint asserting the same claims and additional factual allegations as to Medidata and Sparta. We have also appealed the Court’s ruling as to IQVIA. Medidata and Sparta have “demurred” to Veeva’s Second Amended Complaint and have also filed anti-SLAPP motions under California law alleging their conduct is protected by the First Amendment. Veeva has opposed the motions. The hearing on the demurrers and anti-SLAPP motions is currently scheduled for June 5, 2019. Discovery is currently stayed.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

Veeva Systems Inc. | Form 10-K   35

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Class A Common Stock

Our Class A common stock is listed on the New York Stock Exchange under the symbol “VEEV.”

Stockholders

As of January 31, 2019, we had 11 holders of record of our Class A common stock and 54 holders of record of our Class B common stock. The actual number of holders of Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

36    Veeva Systems Inc. | Form 10-K

This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on January 31, 2014 in the Class A common stock of Veeva Systems Inc., the S&P 500 Index and the S&P 1500 Application Software Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	1/31/2014	1/31/2015	1/31/2016	1/31/2017	1/31/2018	1/31/2019
Veeva Systems Inc.	100.00	90.47	75.81	133.16	197.74	343.06
S&P 500	100.00	114.22	113.46	136.20	172.17	168.19
S&P 1500 Application Software Index	100.00	107.78	124.34	156.63	230.23	275.70

Veeva Systems Inc. | Form 10-K   37

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10‑K. The consolidated statement of income data for our fiscal years ended January 31, 2019, 2018 and 2017, and the selected consolidated balance sheet data as of January 31, 2019 and 2018 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of income data for fiscal years ended January 31, 2016 and 2015 and the consolidated balance sheet data as of January 31, 2017, 2016 and 2015 are derived from audited consolidated financial statements which, are not included in this Form 10‑K. The consolidated balance sheet data as of January 31, 2018, 2017, and 2016 and consolidated statement of income for the fiscal years ended January 31, 2018 and 2017 have been derived from our audited consolidated financial statements adjusted for the adoption of Topic 606. The consolidated balance sheet data as of January 31, 2015 and consolidated statement of income for the fiscal years ended January 31, 2016 and 2015 are derived from our audited financial statements, which have not been adjusted for Topic 606. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year Ended January 31,
	2019	2018	2017	2016	2015
		*As adjusted	*As adjusted
Consolidated Statements of Income Data:	(in thousands, except share data)
Revenues:
Subscription services	$694,467	$559,434	$440,815	$316,314	$233,063
Professional services and other	167,743	131,125	109,727	92,907	80,159
Total revenues	862,210	690,559	550,542	409,221	313,222
Cost of revenues(1):
Cost of subscription services	117,009	110,465	94,386	71,180	55,005
Cost of professional services and other	128,272	100,957	79,295	71,034	60,653
Total cost of revenues	245,281	211,422	173,681	142,214	115,658
Gross profit	616,929	479,137	376,861	267,007	197,564
Operating expenses(1):
Research and development	158,783	132,017	96,743	65,976	41,156
Sales and marketing	148,867	128,781	110,634	80,984	56,203
General and administrative	86,413	60,410	48,796	41,458	30,239
Total operating expenses	394,063	321,208	256,173	188,418	127,598
Operating income	222,866	157,929	120,688	78,589	69,966
Other income (expense), net	15,777	7,842	1,667	28	(2,780)
Income before income taxes	238,643	165,771	122,355	78,617	67,186
Provision for income taxes	8,811	14,594	44,783	24,157	26,803
Net income	$229,832	$151,177	$77,572	$54,460	$40,383
Net income attributable to Class A and Class B common stockholders, basic and diluted	$229,832	$151,177	$77,569	$54,413	$40,138
Net income per share attributable to Class A and Class B common stockholders:
Basic	$1.59	$1.08	$0.57	$0.41	$0.31
Diluted	$1.47	$0.98	$0.53	$0.38	$0.28
Weighted-average shares used to compute earnings per share attributable to Class A and Class B common stockholders:
Basic	144,244	140,311	135,698	132,020	127,713
Diluted	156,117	153,681	147,578	144,977	144,204

(1)	Includes stock-based compensation as follows:

38    Veeva Systems Inc. | Form 10-K

Cost of revenues:
Cost of subscription services	$1,553	$1,448	$1,109	$563	$273
Cost of professional services and other	10,575	8,476	6,002	3,858	2,272
Research and development	22,138	17,782	11,937	7,249	3,844
Sales and marketing	18,381	16,288	13,271	6,861	3,221
General and administrative	23,778	10,055	8,479	5,727	4,715
Total stock-based compensation	$76,425	$54,049	$40,798	$24,258	$14,325

	As of January 31,
	2019	2018	2017	2016	2015
		*As adjusted	*As adjusted	*As adjusted
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$550,971	$320,183	$217,606	$132,179	$129,253
Short-term investments	539,190	441,779	301,266	214,024	268,620
Working capital	1,032,392	706,252	472,885	315,990	366,314
Total assets	1,653,766	1,230,333	938,946	723,324	544,890
Deferred revenue	356,357	266,939	208,588	157,419	112,960
Additional paid-in capital	617,623	515,272	439,658	361,691	317,881
Total stockholders' equity	1,237,749	906,238	678,154	521,981	406,833

*

The summary consolidated financial data for the years ended January 31, 2019, 2018, and 2017 and as of January 31, 2019, 2018, 2017, and 2016 reflects the adoption of Topic 606 and ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” See note 1 of the notes to the consolidated financial statements for a summary of adjustments. The summary consolidated financial data for the years ended January 31, 2016 and 2015 and as of January 31, 2015 does not reflect the adoption of Topic 606 or ASU 2018-02.

Veeva Systems Inc. | Form 10-K   39

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

Overview

Veeva is the leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our solutions are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (R&D) to commercialization. Our solutions are designed to help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations.

In our fiscal year ended January 31, 2019, we derived approximately 57% and 43% of our subscription services revenues and 53% and 47% of our total revenues from our Veeva Commercial Cloud solutions and Veeva Vault solutions, respectively. The contribution of subscription services revenues and total revenues associated with our Veeva Vault solutions are expected to continue to increase as a percentage of subscription services revenues and total revenues going forward. We are also offering certain of our solutions outside the life sciences industry in North America and Europe.

For our fiscal years ended January 31, 2019, 2018, and 2017, our total revenues were $862.2 million, $690.6 million and $550.5 million, respectively, representing year-over-year growth in total revenues of 25% in fiscal year ended January 31, 2019 and 25% in fiscal year ended January 31, 2018. For our fiscal years ended January 31, 2019, 2018, and 2017, our subscription services revenues were $694.5 million, $559.4 million, and $440.8 million, respectively, representing year-over-year growth in subscription services revenues of 24% in fiscal year ended January 31, 2019 and 27% in fiscal year ended January 31, 2018. We expect the growth rate of our total revenues and subscription services revenues to decline in the future. We generated net income of $229.8 million, $151.2 million, and $77.6 million for our fiscal years ended January 31, 2019, 2018, and 2017, respectively.

As of January 31, 2019, 2018, and 2017, we served 719, 625, and 517 customers, respectively. As of January 31, 2019 and 2018, we had 335 and 313 Veeva Commercial Cloud customers, respectively, and 572 and 449 Veeva Vault customers, respectively. The combined customer counts for Veeva Commercial Cloud and Veeva Vault exceed the total customer count in each year because some customers subscribe to products in both areas. Veeva Commercial Cloud customers are those customers that have at least one of the following products: Veeva CRM, Veeva CLM, Veeva CRM Approved Email, Veeva CRM Engage, Veeva Align, Veeva CRM Events Management, Veeva OpenData, Veeva Oncology Link, Veeva Network Customer Master or Veeva Network Product Master. Veeva Vault customers are those customers that have at least one Vault product. Many of our Veeva Vault applications are used by smaller, earlier stage pre-commercial companies, some of which may not reach the commercialization stage. Thus, the potential number of Veeva Vault customers is significantly higher than the potential number of Veeva Commercial Cloud customers.

For a further description of our business and products, see “Business” above.

40    Veeva Systems Inc. | Form 10-K

New Revenue Recognition Standard Under Topic 606

All results, including results from fiscal periods ended January 31, 2018, 2017, and 2016 presented in this Form 10-K, related to revenues, cost of revenues, and operating expenses, and our disclosure of expectations for future periods reflect our adoption of Topic 606. Refer to note 1 of the notes to our consolidated financial statements included elsewhere in this Form 10-K for details regarding our adoption of Topic 606.

Key Factors Affecting Our Performance

Investment in Growth. We have invested and intend to continue to invest aggressively in expanding the breadth and depth of our product portfolio. We expect to continue to invest in research and development to expand existing solutions and build new solutions; in sales and marketing to promote our solutions to new and existing customers and in existing and expanded geographies and industries; in professional services to ensure the success of our customers’ implementations of our solutions; and in other operational and administrative functions to support our expected growth. We expect that our headcount will increase as a result of these investments. We also expect our total operating expenses will continue to increase over time, which could have a negative impact on our operating margin.

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

Subscription Services Revenue Retention Rate. A key factor to our success is the renewal and expansion of our existing subscription agreements with our customers. We calculate our annual subscription services revenue retention rate for a particular fiscal year by dividing (i) annualized subscription revenue as of the last day of that fiscal year from those customers that were also customers as of the last day of the prior fiscal year by (ii) the annualized subscription revenue from all customers as of the last day of the prior fiscal year. Annualized subscription revenue is calculated by multiplying the daily subscription revenue recognized on the last day of the fiscal year by 365. This calculation includes the impact on our revenues from customer non-renewals, deployments of additional users or decreases in users, deployments of additional solutions or discontinued use of solutions by our customers, and price changes for our solutions. Historically, the impact of price changes on our subscription services revenue retention rate has been minimal. For our fiscal years ended January 31, 2019, 2018, and 2017, our subscription services revenue retention rate was 122%, 121%, and 127%, respectively.

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. For our fiscal year ended January 31, 2019, subscription services revenues constituted 81% of total revenues and professional services and other revenues constituted 19% of total revenues.

Veeva Systems Inc. | Form 10-K   41

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

The majority of our new subscription orders typically have a one-year term and automatically renew unless notice of cancellation is provided in advance. If a customer adds end users or solutions to an existing order, such additional orders will generally be coterminus with the anniversary date of the initial order, and as a result, orders for additional end users or solutions will commonly have an initial term of less than one year. Subscription orders are generally billed at the beginning of the subscription commencement date in annual or quarterly increments. Because the term of orders for additional end users or solutions is commonly less than one year and payment terms may also be quarterly, the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the adjustment had not occurred. Additionally, if a coterminus order of less than one year renews in the same fiscal year in which it was originally signed and has annual billing terms, the order will generate more deferred revenue in that fiscal year than the annual contract value of that order. Accordingly, we do not believe that changes on a quarterly basis in deferred revenue, unbilled accounts receivable, or calculated billings, a metric commonly cited by financial analysts, are accurate indicators of future revenues for any given period of time. Please note that since the adoption of Topic 606, we define the term calculated billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable from the immediately preceding period.

With respect to solutions other than Veeva CRM and particularly with respect to our Veeva Vault applications, we have entered into a number of orders with terms of up to seven years. The fees associated with such orders are typically not based on the number of end users and typically escalate over the term of such orders at a pre-agreed rate to account for, among other factors, implementation and adoption timing and planned increased usage by the customer. Similar to our orders with a one-year term, our multi-year orders are also billed in annual or quarterly increments, which means the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. Also, pursuant to Topic 606, timing differences between billings and revenue recognition with respect to our multi-year orders with escalating fees will result in fluctuations in deferred revenue and unbilled accounts receivable balances that did not occur prior to our adoption of Topic 606. For instance, when the amounts we are entitled to invoice in any period pursuant to multi-year orders with escalating fees are less than the revenue we are required to recognize pursuant to Topic 606, we will accrue an unbilled accounts receivable balance related to such orders. In the same scenario, the net deferred revenue we would record in connection with such orders will be less than it would have been prior to the adoption of Topic 606 because we will be recognizing more revenue earlier in the term of such multi-year orders.

42    Veeva Systems Inc. | Form 10-K

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

We utilize our own professional services personnel and, in certain cases, third-party subcontractors to perform our professional services engagements with customers. The majority of our professional services arrangements are billed on a time and materials basis and revenues are measured monthly based on time incurred and contractually agreed upon rates. Certain professional services revenues are billed on a fixed fee basis and revenues are typically recognized over time based on the proportion of total services performed. Data services and training revenues are generally recognized as the services are performed. Professional services revenues are affected primarily by our customers’ demands for implementation services, configuration, data services, training, and managed services in connection with our solutions.

Cost of Revenues

Cost of subscription services revenues for all of our solutions consists of expenses related to our computing infrastructure provided by third parties, including salesforce.com and Amazon Web Services, personnel related costs associated with hosting our subscription services and providing support, including our data stewards, operating lease expenses associated with computer equipment and software and allocated overhead, amortization expense associated with capitalized internal-use software related to our subscription services and amortization expense associated with purchased intangibles related to our subscription services. Cost of subscription services revenues for Veeva CRM and certain of our multichannel customer relationship management applications includes fees paid to salesforce.com for our use of the Salesforce1 Platform and the associated hosting infrastructure and data center operations that are provided by salesforce.com. We intend to continue to invest additional resources in our subscription services to enhance our product offerings and increase our delivery capacity. We may add or expand computing infrastructure capacity in the future, migrate to new computing infrastructure service providers, and make additional investments in the availability and security of our solutions.

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

Research and Development. Research and development expenses consist primarily of employee-related expenses, third-party consulting fees, hosted infrastructure costs, and allocated overhead, offset by any internal-use software development costs capitalized during the same period. We continue to focus our research and development efforts on adding new features and applications and increasing the functionality and enhancing the ease of use of our cloud-based applications.

Veeva Systems Inc. | Form 10-K   43

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, amortization expense associated with capitalized sales commissions, sales commissions that do not qualify for capitalization, marketing program costs, amortization expense associated with purchased intangibles related to our customer contracts, customer relationships and brand development, travel-related expenses and allocated overhead. Sales commissions are costs of obtaining customer contracts and are capitalized and then amortized over a period of benefit that we have determined to be three years. Certain program costs are expensed as incurred.

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

New Accounting Pronouncements Adopted in Fiscal 2019

Refer to note 1 of the notes to our consolidated financial statements for a full description of the recent accounting pronouncements adopted during the fiscal year ended January 31, 2019.

Recent Accounting Pronouncements

Statement of Stockholders’ Equity

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule was effective November 5, 2018. As permitted by the SEC, we will present this analysis beginning with our Form 10-Q for the three months ending April 30, 2019.

Cloud Computing Arrangements

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for interim and annual reporting periods beginning after December 15, 2019 and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. Early adoption is permitted. We are evaluating the impact of this new accounting standard on our consolidated financial statements and have not determined whether we will early adopt.

44    Veeva Systems Inc. | Form 10-K

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

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Act was enacted into law and amended certain provisions of the Internal Revenue Code of 1986 (IRC). Amendments to the IRC, include, among others, a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, a transition tax on accumulated foreign earnings (transition tax), the shift from a worldwide to a territorial tax regime, and a limitation on the deductibility of executive compensation under IRC Section 162(m). Accounting Standards Codification (ASC) 740, “Income Taxes” (Topic 740), requires us to recognize the effect of the Tax Act in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. We have completed our calculation of our provision for income tax taking into account the effect of the Tax Act. Future changes in law, interpretations, and facts may impact our provision for income taxes.

Veeva Systems Inc. | Form 10-K   45

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Fiscal year ended January 31,
	2019	2018	2017
		*As adjusted	*As adjusted
	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$694,467	$559,434	$440,815
Professional services and other	167,743	131,125	109,727
Total revenues	862,210	690,559	550,542
Cost of revenues(1):
Cost of subscription services	117,009	110,465	94,386
Cost of professional services and other	128,272	100,957	79,295
Total cost of revenues	245,281	211,422	173,681
Gross profit	616,929	479,137	376,861
Operating expenses(1):
Research and development	158,783	132,017	96,743
Sales and marketing	148,867	128,781	110,634
General and administrative	86,413	60,410	48,796
Total operating expenses	394,063	321,208	256,173
Operating income	222,866	157,929	120,688
Other income, net	15,777	7,842	1,667
Income before income taxes	238,643	165,771	122,355
Provision for income taxes	8,811	14,594	44,783
Net income	$229,832	$151,177	$77,572

*	See note 1 of the notes to the consolidated financial statements for a summary of adjustments.
(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,553	$1,448	$1,109
Cost of professional services and other	10,575	8,476	6,002
Research and development	22,138	17,782	11,937
Sales and marketing	18,381	16,288	13,271
General and administrative	23,778	10,055	8,479
Total stock-based compensation	$76,425	$54,049	$40,798

46    Veeva Systems Inc. | Form 10-K

	Fiscal year ended January 31,
	2019	2018	2017
		*As adjusted	*As adjusted
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	80.5%	81.0%	80.1%
Professional services and other	19.5	19.0	19.9
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of subscription services	13.6	16.0	17.1
Cost of professional services and other	14.9	14.6	14.4
Total cost of revenues	28.5	30.6	31.5
Gross profit	71.5	69.4	68.5
Operating expenses:
Research and development	18.4	19.1	17.6
Sales and marketing	17.3	18.6	20.1
General and administrative	10.0	8.7	8.9
Total operating expenses	45.7	46.4	46.6
Operating income	25.8	23.0	21.9
Other income, net	1.8	1.1	0.3
Income before income taxes	27.6	24.1	22.2
Provision for income taxes	0.9	2.0	8.1
Net income	26.7%	22.1%	14.1%

*	See note 1 of the notes to the consolidated financial statements for a summary of adjustments.

Revenues

	Fiscal year ended January 31,
	2019	2018	2017	2019 to 2018	2018 to 2017
		*As adjusted	*As adjusted	% Change	% Change
	(dollars in thousands)
Revenues:
Subscription services	$694,467	$559,434	$440,815	24%	27%
Professional services and other	167,743	131,125	109,727	28	20
Total revenues	$862,210	$690,559	$550,542	25	25
Percentage of revenues:
Subscription services	81%	81%	80%
Professional services and other	19	19	20
Total revenues	100%	100%	100%

*	See note 1 of the notes to the consolidated financial statements for a summary of adjustments.

Fiscal 2019 Compared to Fiscal 2018.

Total revenues increased $171.7 million, of which $135.0 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $96.4 million of subscription services revenue attributable to Veeva Vault solutions and $38.6 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues, which is primarily measured by the estimated location of end users or usage of our subscription services, was 54% from North America, 28% from Europe and other, and 18% from Asia in fiscal year ended January 31, 2019 as compared to subscription services revenues of 53% from North America, 30% from Europe and other, and 17% from Asia in fiscal year ended January 31, 2018. Subscription services revenues were 81% of total revenues for fiscal years ended January 31, 2019 and 2018.

Veeva Systems Inc. | Form 10-K   47

Professional services and other revenues increased $36.6 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our Veeva Vault solutions. The geographic mix of professional services and other revenues, as measured by the estimated location of the resources performing the services, was 62% from North America, 28% from Europe and other, and 10% from Asia in fiscal year ended January 31, 2019 as compared to 60% from North America, 28% from Europe and other, and 12% from Asia in fiscal year ended January 31, 2018.

Over time, we expect the proportion of our total revenues from professional services to decrease.

Fiscal 2018 Compared to Fiscal 2017.

Total revenues increased $140.0 million, of which $118.6 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $69.9 million of subscription services revenue attributable to Veeva Vault solutions and $48.8 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues, which is primarily measured by the estimated location of end users or usage of our subscription services, was 53% from North America, 30% from Europe and other and 17% from Asia in fiscal years ended January 31, 2018 and 2017.

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

48    Veeva Systems Inc. | Form 10-K

Costs and Expenses

	Fiscal year ended January 31,
	2019	2018	2017	2019 to 2018	2018 to 2017
		*As adjusted	*As adjusted	% Change	% Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$117,009	$110,465	$94,386	6%	17%
Cost of professional services and other	128,272	100,957	79,295	27	27
Total cost of revenues	$245,281	$211,422	$173,681	16	22
Gross margin percentage:
Subscription services	83%	80%	79%
Professional services and other	24	23	28
Total gross margin percentage	72%	69%	68%
Gross profit	$616,929	$479,137	$376,861	29%	27%
Headcount (at period end)	944	783	623	21%	26%

*	See note 1 of the notes to the consolidated financial statements for a summary of adjustments.

Fiscal 2019 Compared to Fiscal 2018. Cost of revenues increased $33.9 million, of which $6.5 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of end users of our subscription services, which drove an increase of $3.7 million in fees paid to salesforce.com. In addition, we had an 3% increase in the headcount of our subscription services team, which drove a $1.6 million increase in employee compensation-related costs (includes an increase of $0.1 million in stock-based compensation expense). We expect cost of subscription services revenues to increase in absolute dollars in the near term due to increased usage of our subscription services.

Cost of professional services and other revenues increased $27.3 million, primarily due to a 27% increase in headcount of our professional services team, which drove a $22.5 million increase in employee compensation-related costs (includes an increase of $2.1 million in stock-based compensation expense). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. We expect cost of professional services and other revenues to increase in absolute dollars and as a percentage of revenue in the near term as we add personnel to our global professional services organization.

Fiscal 2018 Compared to Fiscal 2017. Cost of revenues increased $37.8 million, of which $16.1 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of end users of our subscription services, which drove an increase of $6.2 million in fees paid to salesforce.com and a $3.8 million increase in computing infrastructure costs, and $2.1 million in duplicative costs associated with the migration of our computing infrastructure. In addition, we had an 8% increase in the headcount of our subscription services team, which drove a $2.9 million increase in employee compensation-related costs (includes an increase of $0.3 million in stock-based compensation expense).

Cost of professional services and other revenues increased $21.7 million, primarily due to a 33% increase in headcount of our professional services team, which drove a $17.6 million increase in employee compensation-related costs (includes an increase of $2.5 million in stock-based compensation expense). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. In addition, we had an increase in third-party subcontractor costs of $1.3 million.

Veeva Systems Inc. | Form 10-K   49

Gross profit as a percentage of total revenues for fiscal years ended January 31, 2019, 2018, and 2017 was 72%, 69%, and 68%, respectively. The increase compared to the prior period is largely due to the continued growth of Veeva Vault and our newer multichannel CRM applications that compliment Veeva CRM, all of which have higher subscription services gross margins than our core Veeva CRM application. We expect gross margin to increase in the fiscal year ending January 31, 2020 due to the growth of our Vault products, which have a higher gross margin profile relative to our core CRM product.

Operating Expenses and Operating Margin

Operating expenses include research and development, sales and marketing and general and administrative expenses. As we continue to invest in our growth through hiring, we expect operating expenses to increase in absolute dollars and slightly as a percentage of revenue in the near term.

Research and Development

	Fiscal year ended January 31,
	2019	2018	2017	2019 to 2018	2018 to 2017
		*As adjusted	*As adjusted	% Change	% Change
	(dollars in thousands)
Research and development	$158,783	$132,017	$96,743	20%	36%
Percentage of total revenues	18%	19%	18%
Headcount (at period end)	866	753	607	15%	24%

*	See note 1 of the notes to the consolidated financial statements for a summary of adjustments.

Fiscal 2019 Compared to Fiscal 2018. Research and development expenses increased $26.8 million, primarily due to a 15% increase in headcount during the period, which drove an increase of $22.5 million in employee compensation-related costs (includes an increase of $4.4 million in stock-based compensation expense).

Fiscal 2018 Compared to Fiscal 2017. Research and development expenses increased $35.3 million, primarily due to a 24% increase in headcount during the period, which drove an increase of $30.9 million in employee compensation-related costs (includes an increase of $5.8 million in stock-based compensation expense). There was also an increase of $2.9 million primarily associated with our migration to Amazon Web Services to support the development and testing of our product infrastructure, platform, and applications. This increase was offset by $1.1 million of capitalized internal-use software development costs during the period.

We expect research and development expenses to increase in absolute dollars and may increase as a percentage of revenue in the near term, primarily due to higher headcount as we continue to add research and development personnel, invest in our solutions, and develop new technologies.

Sales and Marketing

	Fiscal year ended January 31,
	2019	2018	2017	2019 to 2018	2018 to 2017
		*As adjusted	*As adjusted	% Change	% Change
	(dollars in thousands)
Sales and marketing	$148,867	$128,781	$110,634	16%	16%
Percentage of total revenues	17%	19%	20%
Headcount (at period end)	510	432	401	18%	8%

*	See note 1 of the notes to the consolidated financial statements for a summary of adjustments.

50    Veeva Systems Inc. | Form 10-K

Fiscal 2019 Compared to Fiscal 2018. Sales and marketing expenses increased $20.1 million, primarily due to an increase of $18.8 million in employee compensation-related costs (includes an increase of $2.1 million in stock-based compensation expense), which was driven by an 18% increase in headcount. In addition, there was an increase of $2.9 million in marketing program costs. This was partially offset by a decrease in sales commissions of $2.8 million due to the change in our sales compensation model, as described further below.

Fiscal 2018 Compared to Fiscal 2017. Sales and marketing expenses increased $18.1 million, primarily due to an 8% increase in headcount, which drove an increase of $12.6 million in employee compensation-related costs (includes an increase of $3.0 million in stock-based compensation expense). Additionally, there was a net increase in sales commissions expense of $3.7 million primarily attributable to the adoption of Topic 606, which increased amortization expense from capitalized costs to obtain a contract, offset by decreased sales commissions that were capitalized as a result of adoption. In addition, there was an increase of $1.4 million in marketing program costs.

We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our newer solutions and our continued expansion of our sales capacity across all our solutions.

Note that since the adoption of Topic 606, we now capitalize and amortize commissions, whereas we previously expensed them in the period in which they were incurred. Normally, this change would have reduced our sales and marketing expenses as compared to the prior accounting treatment. However, beginning in our fiscal year ended January 31, 2019 and unrelated to Topic 606, our sales compensation model shifted to a higher mix of fixed compensation, which is expensed in the period incurred. Due to these simultaneous changes, the adoption of Topic 606 did not cause a material change in our sales and marketing expenses for our fiscal year ended January 31, 2019.

General and Administrative

	Fiscal year ended January 31,
	2019	2018	2017	2019 to 2018	2018 to 2017
		*As adjusted	*As adjusted	% Change	% Change
	(dollars in thousands)
General and administrative	$86,413	$60,410	$48,796	43%	24%
Percentage of total revenues	10%	9%	9%
Headcount (at period end)	233	203	163	15%	25%

*	See note 1 of the notes to the consolidated financial statements for a summary of adjustments.

Fiscal 2019 Compared to Fiscal 2018. General and administrative expenses increased $26.0 million, primarily due to an increase of $11.7 million in stock-based compensation expense associated with a stock option grant to our chief executive officer at the end of our fiscal year ended January 31, 2018, a 15% increase in headcount which drove an increase of $5.2 million in employee compensation-related costs (includes an increase of $2.0 million in stock-based compensation expense), and an increase of $4.8 million in legal fees related to litigation activity during the period.

Fiscal 2018 Compared to Fiscal 2017. General and administrative expenses increased $11.6 million, primarily due to a 25% increase in headcount which drove an increase of $6.0 million in employee compensation-related costs (includes an increase of $1.6 million in stock-based compensation expense), an increase of $5.4 million in legal fees related to litigation activity during the period and an increase of $1.5 million related to third-party accounting professional services costs primarily related to the implementation of new accounting standards and tax-related activities. This increase was offset by a decrease of $2.3 million in deferred compensation associated with the acquired Zinc Ahead business.

Veeva Systems Inc. | Form 10-K   51

We expect general and administrative expenses to continue to grow in absolute dollars in the near term as we continue to invest in our business and infrastructure. Such costs include increases in headcount in our finance, legal, and employee success functions, third-party legal fees, particularly in relation to the matters described in Item 3. “Legal Proceedings” and note 13 of the notes to our consolidated financial statements, and additional accounting, tax and compliance-related fees.

Other Income, Net

	Fiscal year ended January 31,			2019 to 2018	2018 to 2017
	2019	2018	2017	% Change	% Change
	(dollars in thousands)
Other income, net	$15,777	$7,842	$1,667	101%	370%

Fiscal 2019 Compared to Fiscal 2018. Other income, net increased $7.9 million, primarily due to an increase in interest and other income of $7.0 million driven by higher cash and cash equivalent balances and higher yield from cash and cash equivalents and short-term investments in the current period. In addition, there was an overall increase of $4.2 million from combined changes in amortization and accretion of investments. This increase was offset by a change in foreign currency gains and losses of $3.3 million during the period, which includes gains and losses from the underlying foreign currency exposures partially offset by hedge positions. We continue to experience foreign currency fluctuations primarily due to the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen and Chinese Yuan. We may continue to experience favorable or adverse foreign currency impacts due to volatility in these currencies.

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

Provision for Income Taxes

	Fiscal year ended January 31,
	2019	2018	2017	2019 to 2018	2018 to 2017
		*As adjusted	*As adjusted	% Change	% Change
	(dollars in thousands)
Income before income taxes	$238,643	$165,771	$122,355	44%	35%
Provision for income taxes	8,811	14,594	44,783	-40%	-67%
Effective tax rate	3.7%	8.8%	36.6%

*	See note 1 of the notes to the consolidated financial statements for a summary of adjustments.

Our effective tax rate was 3.7%, 8.8%, and 36.6% for the years ended January 31, 2019, 2018, and 2017, respectively. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes, tax credits, equity compensation, and foreign income subject to taxation in the United States. Future tax rates could be adversely affected by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation, as may be applicable.

52    Veeva Systems Inc. | Form 10-K

As discussed in note 11 of the consolidated financial statements, we adopted ASU 2016-09 on February 1, 2017. We recorded all income tax effects of share-based awards in the provision for income taxes in the consolidated statement of comprehensive income on a prospective basis. Prior to adoption, we recognized excess tax benefits from stock-based compensation in excess of par value to the extent that the related tax deduction reduced income taxes payable.

Fiscal 2019 Compared to Fiscal 2018. During the fiscal year ended January 31, 2019, our effective tax rate decreased primarily due to the reduction in the federal tax rate as a result of the Tax Act, an increase in the generation and utilization of tax credits, and the recognition of excess tax benefits related to equity compensation in our provision for income taxes of $45.8 million.

Fiscal 2018 Compared to Fiscal 2017. During the fiscal year ended January 31, 2018, our effective tax rate decreased primarily due to the adoption of ASU 2016-09 on February 1, 2017, the first day of fiscal 2018. The adoption of this guidance on a prospective basis resulted in the recognition of excess tax benefits related to equity compensation in our provision for income taxes of $45.8 million.

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

Veeva Systems Inc. | Form 10-K   53

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

54    Veeva Systems Inc. | Form 10-K

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Fiscal year ended January 31,
	2019	2018	2017
		*As adjusted	*As adjusted
Operating income on a GAAP basis	$222,866	$157,929	$120,688
Stock-based compensation expense	76,425	54,049	40,798
Amortization of purchased intangibles	6,965	7,790	8,216
Capitalization of internal-use software	(1,378)	(1,733)	(586)
Amortization of internal-use software	704	619	663
Deferred compensation associated with Zinc Ahead acquisition	343	532	2,815
Operating income on a non-GAAP basis	$305,925	$219,186	$172,594

Net income on a GAAP basis	$229,832	$151,177	$77,572
Stock-based compensation expense	76,425	54,049	40,798
Amortization of purchased intangibles	6,965	7,790	8,216
Capitalization of internal-use software	(1,378)	(1,733)	(586)
Amortization of internal-use software	704	619	663
Deferred compensation associated with Zinc Ahead acquisition	343	532	2,815
Income tax effect on non-GAAP adjustments(1)	(58,747)	(64,866)	(10,295)
Net income on a non-GAAP basis	$254,144	$147,568	$119,183

Diluted net income per share on a GAAP basis	$1.47	$0.98	$0.53
Stock-based compensation expense	0.49	0.35	0.27
Amortization of purchased intangibles	0.05	0.05	0.06
Capitalization of internal-use software	—	(0.01)	—
Amortization of internal-use software	—	—	—
Deferred compensation associated with Zinc Ahead acquisition	—	—	0.02
Income tax effect on non-GAAP adjustments(1)	(0.38)	(0.41)	(0.07)
Diluted net income per share on a non-GAAP basis	$1.63	$0.96	$0.81

*	See note 1 of the notes to the consolidated financial statements for a summary of adjustments.
(1)	For the years ended January 31, 2019 and 2018, we used an estimated annual effective non-GAAP tax rate of 21.0% and 35.0%, respectively.

Liquidity and Capital Resources

	Fiscal year ended January 31,
	2019	2018	2017
		*As adjusted	*As adjusted
	(in thousands)
Net cash provided by operating activities(1)	$310,827	$233,438	$144,011
Net cash used in investing activities	(103,869)	(154,520)	(96,754)
Net cash provided by financing activities(1)	25,910	20,773	37,976
Effect of exchange rate changes on cash and cash equivalents	(2,077)	3,089	91
Net change in cash and cash equivalents	$230,791	$102,780	$85,324

*	See note 1 of the notes to the consolidated financial statements for a summary of adjustments.

Veeva Systems Inc. | Form 10-K   55

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents and short-term investments, as well as cash flows generated from our operations. At January 31, 2019, our cash, cash equivalents and short-term investments totaled $1.1 billion, of which $63.5 million represented cash and cash equivalents held outside of the United States. During the fiscal year ended January 31, 2019, we repatriated funds in certain foreign jurisdictions that we previously designated as indefinitely reinvested outside the United States. This decision had an immaterial impact to our financial statements. For the remaining non-U.S. cash and cash equivalents that have been earmarked for indefinite reinvestment in our operations outside the United States, no U.S. current or deferred taxes have been accrued. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate additional funds we have designated as indefinitely reinvested outside the United States. Under currently enacted tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts may be subject to certain jurisdictional taxes.

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

Cash Flows from Operating Activities

Our largest source of operating cash inflows is cash collections from our customers for subscription services. We also generate significant cash flows from our professional services arrangements. The first quarter of our fiscal year is seasonally the strongest quarter for cash inflows due to the timing of our annual subscription billings and related collections. Our primary uses of cash from operating activities are for employee-related expenditures, expenses related to our computing infrastructure (including salesforce.com and Amazon Web Services), third-party professional services costs, employee travel costs, fees for third-party legal counsel, and accounting services and leases for office space.

Fiscal 2019 Compared to Fiscal 2018. Net cash provided by operating activities was $310.8 million for the fiscal year ended January 31, 2019. Our cash provided by operating activities during the fiscal year ended January 31, 2019 primarily reflected our net income of $229.8 million, adjustments for non-cash items of $98.4 million, which was offset by a net decrease in our operating assets and liabilities of $17.4 million. Non-cash charges included $76.4 million of stock-based compensation expense, $14.1 million of depreciation and amortization expense, and $2.4 million of accretion of discounts on short-term investments. The net changes in operating assets and liabilities included an increase of $89.4 million in deferred revenue resulting primarily from increased orders from new and existing customers, which was offset by a decrease of $79.0 million in accounts receivable related to the seasonal nature of our billings and the timing of collections.

56    Veeva Systems Inc. | Form 10-K

Fiscal 2018 Compared to Fiscal 2017. Net cash provided by operating activities was $233.4 million for the fiscal year ended January 31, 2018. Our cash provided by operating activities during the fiscal year ended January 31, 2018 primarily reflected our net income of $151.2 million, adjustments for non-cash items of $87.6 million, and a net decrease in our operating assets and liabilities of $5.3 million. Non-cash charges included $54.0 million of stock-based compensation expense, $14.3 million of depreciation and amortization expense, and $1.4 million of amortization of premiums on short-term investments. The net changes in operating assets and liabilities included an increase of $58.2 million in deferred revenue resulting primarily from increased orders from new and existing customers, which was offset by a decrease of $47.8 million in accounts receivable related to the seasonal nature of our billings and the timing of collections.

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.

Fiscal 2019 Compared to Fiscal 2018. Net cash used in investing activities was $103.9 million for the fiscal year ended January 31, 2019 resulting primarily from $94.1 million in net purchases of marketable securities, $8.4 million in purchases of property and equipment to support the growth of our business, and $1.4 million of capitalized internal-use software development costs.

Fiscal 2018 Compared to Fiscal 2017. Net cash used in investing activities was $154.5 million for the fiscal year ended January 31, 2018 resulting primarily from $143.2 million in net purchases of marketable securities, $9.6 million in cash used for purchases of property and equipment to support the growth of our business, including the build-out of our new corporate headquarters and $1.7 million of capitalized internal-use software development costs.

Cash Flows from Financing Activities

The cash flows from financing activities relate to stock option exercises.

Fiscal 2019 Compared to Fiscal 2018. Net cash provided by financing activities was $25.9 million for the fiscal year ended January 31, 2019 related to the proceeds from employee stock option exercises.

Fiscal 2018 Compared to Fiscal 2017. Net cash provided by financing activities was $20.8 million for the fiscal year ended January 31, 2018 related to the proceeds from employee stock option exercises.

Commitments

Our principal commitments consist of obligations for minimum payment commitments to salesforce.com and leases for office space. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met our first minimum order commitment of $250 million and have a remaining purchase commitment of $216.4 million, as of January 31, 2019, that must be made by September 1, 2025.

Veeva Systems Inc. | Form 10-K   57

As of January 31, 2019, the future non-cancelable minimum payments under these commitments were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Salesforce.com commitments	$216,437	$6,050	$—	$—	$210,387
Operating lease obligations	19,898	5,079	8,906	4,418	1,495
Total	$236,335	$11,129	$8,906	$4,418	$211,882

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

We believe that of our significant accounting policies, which are described in note 1 of the notes to the consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

58    Veeva Systems Inc. | Form 10-K

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

Professional Services and Other Revenues

The majority of our professional services arrangements are billed on a time and materials basis and revenues are measured monthly based on time incurred and contractually agreed upon rates. Certain professional services revenues are billed on a fixed fee basis and revenues are typically recognized over time based on the proportion of total services performed. Data services and training revenues are generally recognized as the services are performed.

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

Veeva Systems Inc. | Form 10-K   59

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro and Japanese Yen, and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For our fiscal years ended January 31, 2019, 2018 and 2017, we had a foreign currency loss of $2.1 million, gain of $1.2 million and loss of $1.0 million, respectively.

We have experienced and will continue to experience fluctuations in our net income as a result of gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We engage in the hedging of our foreign currency transactions as described in note 7 of the consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar.

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $1.1 billion as of January 31, 2019. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities, corporate notes and bonds, commercial paper, asset-backed securities, mortgage-backed securities, foreign government bonds, and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase of 100-basis points in interest rates would have resulted in a $3.0 million market value reduction in our investment portfolio as of January 31, 2019. An immediate decrease of 100-basis points in interest rates would have increased the market value by $3.0 million as of January 31, 2019. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities.

60    Veeva Systems Inc. | Form 10-K

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VEEVA SYSTEMS INC.

Veeva Systems Inc. | Form 10-K   61

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Veeva Systems Inc.:

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Veeva Systems Inc. and its subsidiaries (the Company) as of January 31, 2019 and 2018, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Veeva Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers and accounting for sales commissions due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers. The Company adopted the new revenue standard using the full retrospective approach.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

62    Veeva Systems Inc. | Form 10-K

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Santa Clara, California

March 28, 2019

Veeva Systems Inc. | Form 10-K   63

VEEVA SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	January 31,	January 31,
	2019	2018
		*As adjusted
Assets
Current assets:
Cash and cash equivalents	$550,971	$320,183
Short-term investments	539,190	441,779
Accounts receivable, net of allowance for doubtful accounts of $468 and $345, respectively	303,465	224,668
Unbilled accounts receivable	18,122	13,348
Prepaid expenses and other current assets	21,666	12,443
Total current assets	1,433,414	1,012,421
Property and equipment, net	54,966	52,284
Deferred costs, net	30,869	30,306
Goodwill	95,804	95,804
Intangible assets, net	24,521	31,490
Deferred income taxes, noncurrent	5,938	2,222
Other long-term assets	8,254	5,806
Total assets	$1,653,766	$1,230,333
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,110	$6,944
Accrued compensation and benefits	15,324	17,054
Accrued expenses and other current liabilities	16,145	13,152
Income tax payable	4,086	2,080
Deferred revenue	356,357	266,939
Total current liabilities	401,022	306,169
Deferred income taxes, noncurrent	6,095	10,949
Other long-term liabilities	8,900	6,977
Total liabilities	416,017	324,095
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 125,980,019 and 117,246,735 issued and outstanding at January 31, 2019 and 2018, respectively	1	1
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 20,210,060 and 24,822,661 issued and outstanding at January 31, 2019 and 2018, respectively	—	—
Additional paid-in capital	617,623	515,272
Accumulated other comprehensive income	928	1,600
Retained earnings	619,197	389,365
Total stockholders’ equity	1,237,749	906,238
Total liabilities and stockholders’ equity	$1,653,766	$1,230,333

See Notes to Consolidated Financial Statements.

*	See note 1 of the notes to the consolidated financial statements for a summary of adjustments.

64    Veeva Systems Inc. | Form 10-K

VEEVA SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Fiscal year ended January 31,
	2019	2018	2017
		*As adjusted	*As adjusted
Revenues:
Subscription services	$694,467	$559,434	$440,815
Professional services and other	167,743	131,125	109,727
Total revenues	862,210	690,559	550,542
Cost of revenues(1):
Cost of subscription services	117,009	110,465	94,386
Cost of professional services and other	128,272	100,957	79,295
Total cost of revenues	245,281	211,422	173,681
Gross profit	616,929	479,137	376,861
Operating expenses(1):
Research and development	158,783	132,017	96,743
Sales and marketing	148,867	128,781	110,634
General and administrative	86,413	60,410	48,796
Total operating expenses	394,063	321,208	256,173
Operating income	222,866	157,929	120,688
Other income, net	15,777	7,842	1,667
Income before income taxes	238,643	165,771	122,355
Provision for income taxes	8,811	14,594	44,783
Net income	$229,832	$151,177	$77,572
Net income attributable to Class A and Class B common stockholders, basic and diluted	$229,832	$151,177	$77,569
Net income per share attributable to Class A and Class B common stockholders:
Basic	$1.59	$1.08	$0.57
Diluted	$1.47	$0.98	$0.53
Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	144,244	140,311	135,698
Diluted	156,117	153,681	147,578
Other comprehensive income:
Net change in unrealized gain (losses) on available-for-sale investments	$1,409	$(1,598)	$(153)
Net change in cumulative foreign currency translation gain (loss)	(2,081)	3,086	92
Comprehensive income	$229,160	$152,665	$77,511

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,553	$1,448	$1,109
Cost of professional services and other	10,575	8,476	6,002
Research and development	22,138	17,782	11,937
Sales and marketing	18,381	16,288	13,271
General and administrative	23,778	10,055	8,479
Total stock-based compensation	$76,425	$54,049	$40,798

See Notes to Consolidated Financial Statements.

*	See note 1 of the notes to the consolidated financial statements for a summary of adjustments.

Veeva Systems Inc. | Form 10-K   65

VEEVA SYSTEMS INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
	Class A & B		Additional		Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital *As adjusted	Earnings *As adjusted	Income *As adjusted	Equity *As adjusted
Balance at January 31, 2016	133,545,185	1	361,691	160,116	172	521,980
Issuance of common stock upon exercise of stock options	3,369,356	—	12,443	—	—	12,443
Vesting of early exercised stock options	—	—	26	—	—	26
Issuance of common stock upon vesting of restricted stock units	972,078	—	(14)	—	—	(14)
Stock-based compensation expense	—	—	39,884	696	—	40,580
Excess tax benefits from employee stock plans	—	—	25,628	—	—	25,628
Other comprehensive loss	—	—	—	—	(61)	(61)
Net income	—	—	—	77,572	—	77,572
Balance at January 31, 2017	137,886,619	$1	$439,658	$238,384	$111	$678,154
Issuance of common stock upon exercise of stock options	2,935,962	—	21,194	—	—	21,194
Vesting of early exercised stock options	—	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	1,246,815	—	—	—	—	—
Stock-based compensation expense	—	—	54,419	—	—	54,419
Excess tax benefits from employee stock plans	—	—	—	—	—	—
Other comprehensive income	—	—	—	(196)	1,489	1,293
Net income	—	—	—	151,177	—	151,177
Balance at January 31, 2018	142,069,396	$1	$515,272	$389,365	$1,600	$906,238
Issuance of common stock upon exercise of stock options	2,807,092	—	25,554	—	—	25,554
Vesting of early exercised stock options	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	1,313,591	—	—	—	—	—
Stock-based compensation expense	—	—	76,797	—	—	76,797
Excess tax benefits from employee stock plans	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	(672)	(672)
Net income	—	—	—	229,832	—	229,832
Balance at January 31, 2019	146,190,079	$1	$617,623	$619,197	$928	$1,237,749

See Notes to Consolidated Financial Statements.

*	See note 1 of the notes to the consolidated financial statements for a summary of adjustments.

66    Veeva Systems Inc. | Form 10-K

VEEVA SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal year ended January 31,
	2019	2018	2017
		* As adjusted	* As adjusted
Cash flows from operating activities
Net income	$229,832	$151,177	$77,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,071	14,277	13,825
Amortization of premiums (accretion of discount) on short-term investments	(2,431)	1,389	1,852
Stock-based compensation	76,425	54,049	40,798
Amortization of deferred costs	18,378	16,647	14,187
Deferred income taxes	(8,091)	1,209	(1,120)
(Gain) Loss on foreign currency from market-to-market derivative	(177)	265	—
Bad debt expense (recovery)	198	(242)	130
Changes in operating assets and liabilities:
Accounts receivable	(78,995)	(47,799)	(36,647)
Unbilled accounts receivable	(4,774)	(4,329)	(3,026)
Deferred costs	(18,941)	(18,795)	(20,408)
Income taxes	637	(2,520)	911
Prepaid expenses and other current and long-term assets	(10,562)	(2,493)	831
Accounts payable	1,822	1,396	1,113
Accrued expenses and other current liabilities	963	7,149	336
Deferred revenue	89,416	58,240	51,234
Other long-term liabilities	3,056	3,818	2,423
Net cash provided by operating activities	310,827	233,438	144,011
Cash flows from investing activities
Purchases of short-term investments	(726,379)	(437,858)	(314,847)
Maturities and sales of short-term investments	632,329	294,705	225,600
Purchases of property and equipment	(8,440)	(9,633)	(6,923)
Capitalized internal-use software development costs	(1,379)	(1,734)	(584)
Net cash used in investing activities	(103,869)	(154,520)	(96,754)
Cash flows from financing activities
Proceeds from exercise of common stock options	25,910	20,773	12,362
Restricted stock units acquired to settle employee tax withholding liability	—	—	(14)
Excess tax benefits from employee stock plans	—	—	25,628
Net cash provided by financing activities	25,910	20,773	37,976
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,077)	3,089	91
Net change in cash, cash equivalents, and restricted cash	230,791	102,780	85,324
Cash, cash equivalents, and restricted cash at beginning of period	321,387	218,607	133,283
Cash, cash equivalents, and restricted cash at end of period	$552,178	$321,387	$218,607

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$550,971	$320,183	$217,606
Restricted cash included in other long-term assets	1,207	1,204	1,001
Total cash, cash equivalents, and restricted cash at end of period	$552,178	$321,387	$218,607

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$19,541	$12,461	$14,154
Excess tax benefits from employee stock plans	$45,830	$45,864	$25,628
Non-cash investing and financing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$644	$(1,388)	$460
Vesting of early exercised stock options	$—	$1	$26

See Notes to Consolidated Financial Statements.

*	See note 1 of the notes to the consolidated financial statements for a summary of adjustments.

Veeva Systems Inc. | Form 10-K   67

Note 1. Summary of Business and Significant Accounting Policies

Description of Business

Veeva is the leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our solutions are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (R&D) to commercialization. Our solutions are designed to help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. Veeva is also offering its content and data management solutions to a new set of customers outside of life sciences in regulated industries, including consumer goods, chemicals, and cosmetics. Our fiscal year end is January 31.

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

Effective February 1, 2018, we adopted the requirements of Topic 606, ASU 2016-18, “Statement of Cash Flows, Restricted Cash,” and ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” as discussed in this note. All amounts and disclosures set forth in this Form 10-K for previously reported periods have also been updated to comply with the new standards, as indicated by the “as adjusted” tables in this footnote.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the consolidated financial statements and the notes thereto. These estimates are based on information available as of the date of the consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Items subject to such estimates and assumptions include, but are not limited to:

•	the standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations;
•	the period of benefit for deferred costs;
•	the collectibility of our accounts receivable;
•	the fair value of assets acquired and liabilities assumed for business combinations;
•	the valuation of short-term investments and the determination of other-than-temporary impairments;
•	the realizability of deferred income tax assets and liabilities; and
•	the fair value of our stock-based awards.

As future events cannot be determined with precision, actual results could differ significantly from those estimates.

68    Veeva Systems Inc. | Form 10-K

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

Professional Services and Other Revenues

The majority of our professional services arrangements are billed on a time and materials basis and revenues are measured monthly based on time incurred and contractually agreed upon rates. Certain professional services revenues are billed on a fixed fee basis and revenues are typically recognized over time based on the proportion of total services performed. Data services and training revenues are generally recognized as the services are performed.

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

Veeva Systems Inc. | Form 10-K   69

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

Deferred Costs

Deferred costs include sales commissions associated with obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit that we have determined to be three years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations.

Deferred Revenue

Deferred revenue is a contract liability primarily related to billings or payments received in advance of revenue recognition from our subscription services and, to a lesser extent, professional services and other revenues described above. Deferred revenue is recognized as we satisfy our performance obligations. We generally invoice our customers in annual or quarterly installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of a subscription arrangement. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the consolidated balance sheet.

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

The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	January 31,	January 31,
	2019	2018
Customer 1	17%	18%
Customer 2	*	13%
Customer 3	10%	*

*	Does not exceed 10%.

70    Veeva Systems Inc. | Form 10-K

In our fiscal years ended January 31, 2019, 2018 and 2017, our top 10 customers accounted for 39%, 42% and 45% of our total revenues, respectively. No single customer represented over 10% of our total revenues for any of the years presented.

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

	Fiscal Year Ended January 31,
	2019	2018	2017
Balance at beginning of period	$345	$659	$542
Add: charges (credits) to expenses	198	(242)	130
Less: (write-offs)	(75)	(72)	(13)
Balance at end of period	$468	$345	$659

Veeva Systems Inc. | Form 10-K   71

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets and commences once the asset is placed in service or ready for its intended use. Construction in progress is related to the construction or development of property (including land) and equipment that has not yet been placed in service for our intended use. The estimated useful lives by asset classification are generally as follows:

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

If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit’s carrying value, we will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, we will compare the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. We have one reporting unit and evaluate goodwill for impairment at the entity level. We completed our annual impairment test in our fourth quarter of the fiscal year ended January 31, 2019, which did not result in any impairment of the goodwill balance.

72    Veeva Systems Inc. | Form 10-K

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

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. There were no impairment charges recognized during any of the periods presented.

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

Stock-based Compensation

We recognize compensation expense for all stock-based awards, including stock options and restricted stock units (RSUs), based on the estimate of fair value of the award at the grant date. The fair value of each option award is estimated on the grant date using either a Monte Carlo simulation for market condition awards or Black-Scholes option-pricing model and a single option award approach.  These models require that at the date of grant we determine the fair value of the underlying common stock, the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield of our common stock. The fair value of each RSU award is measured based on the closing stock price of our common stock on the date of grant. We account for forfeitures as they occur. The compensation expense is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four to nine years.

The determination of the grant date fair value of stock based payment awards using an option-pricing model is affected by assumptions regarding a number of other complex and subjective variables, which include our expected stock price volatility over the expected term of the options, stock option exercise behaviors, risk-free interest rates and expected dividends.

Veeva Systems Inc. | Form 10-K   73

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

Sales Commissions

Sales commission for subscription services are recorded when earned by our sales team. Commissions are typically earned upon the booking of a customer contract. The majority of our sales commissions are considered to be costs of obtaining our customer contracts and as a result are capitalized and then amortized over a period of benefit that we have estimated to be three years.  The remaining sales commissions are recorded as a component of sales and marketing expenses and totaled $0.5 million, $4.8 million, and $3.5 million for the fiscal years ended January 31, 2019, 2018, and 2017, respectively.

Advertising Expenses

Advertising is expensed as incurred. Advertising expense was immaterial for each of the years presented.

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

74    Veeva Systems Inc. | Form 10-K

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

Warranties and Indemnification

Our cloud applications are generally warranted to perform materially in accordance with our standard services description documentation. Additionally, our contracts generally include provisions for indemnifying customers against liabilities if our solutions infringe a third party’s intellectual property rights, and we may also incur liabilities if we breach the security and/or confidentiality obligations in our contracts. To date, we have not incurred any material costs, and we have not accrued any liabilities in the accompanying consolidated financial statements, as a result of these obligations. We also entered into service-level agreements with our customers that specify required levels of application uptime and permit customers to receive credits or to terminate their agreements and receive a refund of prepaid amounts related to unused subscription services in the event that we fail to meet required performance levels. As of January 31, 2019, we have not accrued any liabilities related to these agreements in the consolidated financial statements.

Veeva Systems Inc. | Form 10-K   75

New Accounting Pronouncements Adopted in Fiscal 2019

Income Taxes

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” This standard amends ASC 740, Income Taxes, to provide accounting guidance for the tax effects of the Tax Cuts and Jobs Act of 2017 (Tax Act) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. As of January 31, 2019, we have completed our accounting for the income tax effects for the Tax Act. Future changes in law, interpretations, and facts may impact our provision for income taxes.

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

Topic 220 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. We early adopted this standard effective February 1, 2018. The impact on our consolidated financial statements was immaterial.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash, Restricted Cash,” which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017. We adopted ASU 2016-18 retrospectively, effective February 1, 2018. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the consolidated statement of cash flows, the impact on net cash flows for the fiscal year ended January 31, 2019 was immaterial.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments.” ASU 2016-01, among other things, requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017. We adopted ASU 2016-01 effective February 1, 2018. There was no impact to our consolidated financial statements.

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

76    Veeva Systems Inc. | Form 10-K

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

The impact of adoption included Subtopic 340-40, “Other Assets and Deferred Costs-Contracts with Customers,” requiring the deferral of costs to obtain customer contracts, which is comprised of commissions on our subscription services arrangements. Such costs were expensed as incurred under Topic 605, whereas under Topic 606, they are generally capitalized and amortized over the costs’ associated term of economic benefit. We have determined that the term of economic benefit of our costs to obtain customer contracts is three years.

Revenue for the majority of our subscription services customer contracts will continue to be recognized over time because of the continuous transfer of control to the customer; however, there is some impact to revenue primarily driven by (i) accounting for the removal of the limitation on contingent revenue, which may result in revenue being recognized earlier for certain contracts and (ii) allocation of revenue from subscription services to professional services.

We adjusted our consolidated financial statements from amounts previously reported due to the adoption of Topic 606, ASU 2016-18, and Topic 220. Select consolidated balance sheet line items, which reflect the adoption of these new standards are as follows (in thousands):

	January 31, 2018
	As Reported	Adjustments		As adjusted
Assets
Accounts receivable(1)	$233,731	(9,063)	a	$224,668
Unbilled accounts receivable(1)	—	13,348	a	13,348
Deferred costs, net	—	30,306	a	30,306
Deferred income taxes, non-current	3,490	(1,268)	a	2,222
Liabilities
Deferred revenue	$275,446	$(8,507)	a	$266,939
Deferred income taxes, non-current	3,828	7,121	a	10,949
Stockholders’ equity:
Accumulated other comprehensive income	$1,404	$196	b	$1,600
Retained earnings	354,850	34,515	a, b	389,365

(1)	Unbilled accounts receivable was previously included in Accounts receivable before the adoption of Topic 606.
a	Adjusted to reflect the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”
b	Adjusted to reflect the adoption of ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”

Veeva Systems Inc. | Form 10-K   77

Select audited consolidated statement of comprehensive income line items, which reflect the adoption of the new standards are as follows (in thousands, except per share data):

	Year ended January 31, 2018
	As Reported	Adjustments		As adjusted
Revenues:
Subscription services	$554,446	$4,988	a	$559,434
Operating expenses:
Sales and marketing	130,898	(2,117)	a	128,781
Operating income	150,792	7,137	a	157,929
Provision for income taxes	16,668	(2,074)	a	14,594
Net income	$141,966	$9,211	a	$151,177
Net income per share attributable to Class A and Class B common stockholders:
Basic	$1.01	$0.07	a	$1.08
Diluted	$0.92	$0.06	a	$0.98

	Year ended January 31, 2017
	As Reported	Adjustments		As adjusted
Revenues:
Subscription services	$434,316	$6,499	a	$440,815
Operating expenses:
Sales and marketing	116,803	(6,169)	a	110,634
Operating income	107,968	12,720	a	120,688
Provision for income taxes	40,831	3,952	a	44,783
Net income	$68,804	$8,768	a	$77,572
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.51	$0.06	a	$0.57
Diluted	$0.47	$0.06	a	$0.53

a	Adjusted to reflect the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Select audited consolidated statement of cash flows line items, which reflect the adoption of the new standards are as follows (in thousands, except per share data):

	Year ended January 31, 2018
	As Reported	Adjustments		As adjusted
Cash flows from operating activities
Net income	$141,966	$9,211	a	$151,177
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred costs	—	16,647	a	16,647
Deferred income taxes	3,282	(2,073)	a	1,209
Changes in operating assets and liabilities:
Accounts receivable	(50,673)	2,874	a	(47,799)
Unbilled accounts receivable	—	(4,329)	a	(4,329)
Deferred costs	—	(18,795)	a	(18,795)
Deferred revenue	61,773	(3,533)	a	58,240
Net cash provided by operating activities	233,437	1	a	233,438
Change in restricted cash and deposits	(202)	202	b	—
Net cash used in investing activities	(154,722)	202	b	(154,520)
Net change in cash, cash equivalents and restricted cash	102,577	203	b	102,780
Cash, cash equivalents and restricted cash at the beginning of period	217,606	1,001	b	218,607
Cash, cash equivalents and restricted cash at the end of period	$320,183	$1,204	b	$321,387

78    Veeva Systems Inc. | Form 10-K

	Year ended January 31, 2017
	As Reported	Adjustments		As adjusted
Cash flows from operating activities
Net income	$68,804	$8,768	a	$77,572
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred costs	—	14,187	a	14,187
Deferred income taxes	(5,073)	3,953	a	(1,120)
Changes in operating assets and liabilities:
Accounts receivable	(38,148)	1,501	a	(36,647)
Unbilled accounts receivable	—	(3,026)	a	(3,026)
Deferred costs	—	(20,408)	a	(20,408)
Deferred revenue	56,208	(4,974)	a	51,234
Net cash provided by operating activities	144,011	—	a	144,011
Change in restricted cash and deposits	102	(102)	b	—
Net cash (used in) provided by investing activities	(96,652)	(102)	b	(96,754)
Net change in cash, cash equivalents and restricted cash	85,427	(103)	b	85,324
Cash, cash equivalents and restricted cash at the beginning of period	132,179	1,104	b	133,283
Cash, cash equivalents and restricted cash at the end of period	$217,606	$1,001	b	$218,607

a	Adjusted to reflect the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”
b	Adjusted to reflect the adoption of ASU 2016-18, “Statement of Cash Flows, Restricted Cash.”

Future periods may or may not have the same impact as those set forth above.

Recently Issued Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which requires lessees to record most leases on their balance sheets but recognize the expenses on their statements of comprehensive income in a manner similar to current accounting rules. Topic 842 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use (ROU) asset for the right to use the underlying asset for the lease term. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We plan to adopt this new standard in the first quarter of fiscal 2020 on February 1, 2019 and expect to use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before February 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients,’ which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all of our leases. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently do not expect to apply the practical expedient to not separate lease and non-lease components for all of our office leases but expect to apply this practical expedient for equipment leases.

On adoption, we currently expect to recognize additional operating liabilities of approximately $20 to 21 million, with corresponding ROU assets of approximately $18 to 19 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

Veeva Systems Inc. | Form 10-K   79

Note 2. Short-Term Investments

At January 31, 2019, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale securities:
Certificates of deposits	$6,001	$10	$(1)	$6,010
Asset-backed securities	78,682	13	(300)	78,395
Commercial paper	9,118	1	(2)	9,117
Corporate notes and bonds	185,409	178	(457)	185,130
Foreign government bonds	1,502	—	(11)	1,491
U.S. agency obligations	15,912	2	(2)	15,912
U.S. treasury securities	243,119	78	(62)	243,135
Total available-for-sale securities	$539,743	$282	$(835)	$539,190

At January 31, 2018, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale securities:
Asset-backed securities	$67,875	$—	$(424)	$67,451
Commercial paper	19,926	—	(12)	19,914
Corporate notes and bonds	160,499	1	(759)	159,741
Foreign government bonds	1,504	—	(18)	1,486
Mortgage backed securities	11,555	—	(75)	11,480
U.S. agency obligations	71,206	1	(76)	71,131
U.S. treasury securities	110,707	5	(136)	110,576
Total available-for-sale securities	$443,272	$7	$(1,500)	$441,779

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	January 31,
	2019	2018
Due in one year or less	$377,858	$308,172
Due in greater than one year	161,332	133,607
Total	$539,190	$441,779

We have certain available-for-sale securities in a gross unrealized loss position, some of which have been in that position for more than 12 months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, our financial position and near-term prospects and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, we would write down the respective investment to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized as other income, net in our consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income. There were no impairments considered other-than-temporary as of January 31, 2019 and 2018.

80    Veeva Systems Inc. | Form 10-K

The following table shows the fair values of these available-for-sale securities that have been in a gross unrealized loss position for more than 12 months, aggregated by investment category as of January 31, 2019 (in thousands):

		Gross
	Fair	unrealized
	value	losses
Certificates of deposits	$999	$(1)
Asset-backed securities	69,131	(300)
Commercial paper	7,155	(2)
Corporate notes and bonds	121,006	(457)
Foreign government bonds	1,490	(11)
U.S. agency obligations	14,928	(2)
U.S. treasury securities	130,785	(62)

The following table shows the fair values of these available-for-sale securities that have been in a gross unrealized loss position for more than 12 months, aggregated by investment category as of January 31, 2018 (in thousands):

		Gross
	Fair	unrealized
	value	losses
Asset-backed securities	$65,690	$(424)
Commercial paper	19,914	(12)
Corporate notes and bonds	155,419	(759)
Foreign government bonds	1,485	(18)
Mortgage backed securities	11,481	(75)
U.S. agency obligations	66,655	(76)
U.S. treasury securities	82,147	(136)

Note 3. Deferred Costs

Deferred costs, which consist of deferred sales commissions, were $30.9 million and $30.3 million as of January 31, 2019 and 2018, respectively. Amortization expense for the deferred costs was $18.4 million, $16.6 million, and $14.2 million for fiscal years ended January 31, 2019, 2018, and 2017, respectively. There has been no impairment losses recorded in relation to the costs capitalized for any period presented.

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following as of the dates shown (in thousands):

	January 31,
	2019	2018
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	20,911	20,073
Equipment and computers	7,945	7,732
Furniture and fixtures	11,230	9,619
Leasehold improvements	6,790	3,637
Construction in progress	330	36
	71,230	65,121
Less accumulated depreciation	(16,264)	(12,837)
Total property and equipment, net	$54,966	$52,284

Total depreciation expense was $6.4 million, $5.9 million, and $4.9 million for the fiscal years ended January 31, 2019, 2018, and 2017, respectively. Land is not depreciated.

Veeva Systems Inc. | Form 10-K   81

Note 5. Intangible Assets and Goodwill

The following schedule presents the details of intangible assets as of January 31, 2019 (dollar amounts in thousands):

	January 31, 2019
	Gross			Remaining
	carrying	Accumulated		useful life
	amount	amortization	Net	(in years)
Existing technology	$3,880	$(3,834)	$46	1.2
Database	4,939	(4,521)	418	1.2
Customer contracts and relationships	33,643	(12,350)	21,293	6.6
Software	10,867	(8,156)	2,711	1.2
Brand	1,141	(1,088)	53	0.2
	$54,470	$(29,949)	$24,521

The following schedule presents the details of intangible assets as of January 31, 2018 (dollar amounts in thousands):

	January 31, 2018
	Gross			Remaining
	carrying	Accumulated		useful life
	amount	amortization	Net	(in years)
Existing technology	$3,880	$(3,509)	$371	0.8
Database	4,939	(4,091)	848	2.0
Customer contracts and relationships	33,643	(8,798)	24,845	7.5
Software	10,867	(5,820)	5,047	2.2
Brand	1,141	(762)	379	1.2
	$54,470	$(22,980)	$31,490

Amortization expense associated with intangible assets for the fiscal years ended January 31, 2019, 2018, and 2017 was $7.0 million, $7.8 million, and $8.2 million, respectively.

The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of January 31, 2019 (in thousands):

Estimated
amortization
Period	expense
Fiscal 2020	$6,062
Fiscal 2021	3,629
Fiscal 2022	3,182
Fiscal 2023	3,182
Fiscal 2024	3,182
Thereafter	5,284
Total	$24,521

82    Veeva Systems Inc. | Form 10-K

Note 6. Accrued Expenses

Accrued expenses consisted of the following as of the dates shown (in thousands):

	January 31,
	2019	2018
Accrued commissions	$2,633	$3,565
Accrued bonus	2,848	3,068
Accrued vacation	3,110	2,608
Payroll tax payable	1,971	3,580
Accrued other compensation and benefits	4,762	4,233
Total accrued compensation and benefits	$15,324	$17,054
Accrued fees payable to salesforce.com	5,242	4,929
Accrued third-party professional services subcontractors' fees	1,619	1,614
Taxes payable	2,805	3,009
Other accrued expenses	6,479	3,600
Total accrued expenses and other current liabilities	$16,145	$13,152

Note 7. Fair Value Measurements

We apply the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements. Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

Veeva Systems Inc. | Form 10-K   83

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$39,168	$—	$—	$39,168
Corporate notes and bonds	—	1,034	—	1,034
U.S. treasury securities	—	41,505	—	41,505
Short-term investments:
Certificates of deposits	—	6,010	—	6,010
Asset-backed securities	—	78,395	—	78,395
Commercial paper	—	9,117	—	9,117
Corporate notes and bonds	—	185,130	—	185,130
Foreign government bonds	—	1,491	—	1,491
U.S. agency obligations	—	15,912	—	15,912
U.S. treasury securities	—	243,135	—	243,135
Total	$39,168	$581,729	$—	$620,897
Liabilities
Foreign currency derivative contracts	—	88	—	88
Total	$—	$88	$—	$88

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

84    Veeva Systems Inc. | Form 10-K

Balance Sheet Hedges

We enter into foreign currency forward contracts (the “Forward Contracts”) in order to hedge our foreign currency exposure. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into Forward Contracts and holding them to maturity, we are locked into a future currency exchange rate in an amount equal to and for the terms of the Forward Contracts. We account for derivative instruments at fair value with changes in the fair value recorded as a component of other income, net in our consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. During the fiscal years ended January 31, 2019 and 2018, we recognized realized foreign currency gains on hedging of $0.3 million and foreign currency losses of $4.3 million, respectively.

The fair value of our outstanding derivative instruments is summarized below (in thousands):

	January 31,
	2019	2018
Notional amount of foreign currency derivative contracts	$(5,112)	$36,266
Fair value of foreign currency derivative contracts	(5,024)	36,531

Details on outstanding balance sheet hedges are presented below as of the date shown below (in thousands):

		January 31,
		2019	2018
Derivative Assets	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$—	$127
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses	$88	$391

Note 8. Other Income, Net

Other income, net consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2019	2018	2017
Foreign currency gain (loss)	$(2,103)	$1,177	$(1,009)
Accretion (amortization) on investments	2,492	(1,718)	(1,801)
Interest income	15,388	8,383	4,477
Other income, net	$15,777	$7,842	$1,667

Note 9. Income Taxes

The components of income before income taxes by U.S. and foreign jurisdictions were as follows for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2019	2018	2017
United States	$222,743	$140,172	$110,701
Foreign	15,900	25,599	11,654
Total	$238,643	$165,771	$122,355

*	See note 1 of the notes to the consolidated financial statements for a summary of adjustments.

Veeva Systems Inc. | Form 10-K   85

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction.

Provision for income taxes consisted of the following for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2019	2018	2017
Current provision:
Federal	$5,466	$5,315	$36,004
State	4,089	209	4,924
Foreign	7,438	8,022	4,976
Total	$16,993	$13,546	$45,904
Deferred provision:
Federal	(1,910)	1,681	966
State	(619)	330	2
Foreign	(5,653)	(963)	(2,089)
Total	$(8,182)	$1,048	$(1,121)
Provision for income taxes	$8,811	$14,594	$44,783

*	See note 1 of the notes to the consolidated financial statements for a summary of adjustments.

Provision for income taxes differed from the amount computed by applying the federal statutory income tax rate of 21.0%, 33.8%, and 35.0% for the fiscal years ended January 31, 2019, 2018, and 2017, respectively, to income before income taxes as a result of the following for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2019	2018	2017
Federal tax statutory tax rate	$50,115	$56,047	$42,824
State taxes	3,139	3,936	4,104
Permanent differences	594	(462)	(367)
Tax credits	(21,415)	(9,409)	(6,739)
Domestic manufacturing deduction	—	(1,096)	(1,678)
Stock-based compensation	(33,332)	(37,347)	4,338
Foreign rate differential	610	(2,207)	1,042
Valuation allowance	6,666	4,010	1,630
Impact of foreign operations	3,381	4,842	1,891
Others	(947)	(3,720)	(2,262)
Provision for income taxes	$8,811	$14,594	$44,783

*	See note 1 of the notes to the consolidated financial statements for a summary of adjustments.

86    Veeva Systems Inc. | Form 10-K

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities related to the following (in thousands):

	January 31,
	2019	2018
Deferred Tax Assets:
Accruals and reserves	$4,970	$87
State income taxes	116	2,002
Net operating loss carryforward	2,885	236
Tax credit carryforward	15,411	10,196
Other	435	30
Gross Deferred Tax Assets	$23,817	$12,551
Valuation Allowance	(15,385)	(10,329)
Total Deferred Tax Assets	$8,432	$2,222
Deferred Tax Liabilities:
Property and equipment	$(822)	$(633)
Intangible assets	(7,159)	(8,078)
Expensed internal-use software	(608)	(595)
Other	—	(1,643)
Total Deferred Tax Liabilities	$(8,589)	$(10,949)
Net Deferred Tax Assets (Liabilities)	$(157)	$(8,727)

*	See note 1 of the notes to the consolidated financial statements for a summary of adjustments.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, a valuation allowance was assessed as it is not more likely than not that we will recognize the future benefits on certain tax credits and net California deferred tax asset balances.

As of January 31, 2019, we did not have any net operating loss carryforwards for federal income tax purposes. As of January 31, 2019, the net operating loss carryforwards for state income tax purposes were approximately $4.1 million. The federal net operating losses and the state net operating losses begin to expire in 2033.

As of January 31, 2019, we had federal and California tax credits of $13.1 million and $24.1 million, respectively. The federal tax credits will begin to expire in 2029 if not utilized. The California tax credits can be carried forward indefinitely.

On December 22, 2017, the Tax Act was enacted into law and amended certain provisions of the Internal Revenue Code of 1986 (IRC). Amendments to the IRC, include, among others, a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, a transition tax on accumulated foreign earnings (transition tax), the shift from a worldwide to a territorial tax regime, and a limitation on the deductibility of executive compensation under IRC Section 162(m). Topic 740, requires us to recognize the effect of the Tax Act in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities.

Veeva Systems Inc. | Form 10-K   87

However, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows companies the ability to record provisional amounts during a measurement period not to extend more than one year beyond the Tax Act enactment date. As of January 31, 2019, we have completed our calculation of our provision for income tax taking into account the effect of the Tax Act. Future changes in law, interpretations, and facts may impact our provision for income taxes.

We evaluate tax positions for recognition using a more-likely than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.  We classify unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as “other non-current liabilities” in the consolidated balance sheets. As of January 31, 2019, the total amount of gross unrecognized tax benefits was $12.6 million, of which $6.9 million, if recognized, would favorably impact our effective tax rate. The aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2019	2018	2017
Beginning balance	$11,398	$7,868	$5,248
Increases related to tax positions taken during the prior period	968	256	24
Increases related to tax positions taken during the current period	2,697	4,032	2,888
Decreases related to tax positions taken during the prior period	(1,754)	(67)	—
Audit settlements	(403)	—	—
Lapse of statute of limitations	(309)	(691)	(292)
Ending balance	$12,597	$11,398	$7,868

Our policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. Interest and penalties were not significant during fiscal year ended January 31, 2019.

We file tax returns in the United States for federal, California, and other states. Fiscal years ended January 31, 2016 and forward remain open to examination for federal income tax, and fiscal years ended January 31, 2014 and forward remain open to examination for California and other states. We file tax returns in multiple foreign jurisdictions. The fiscal years ended January 31, 2013 and forward remain open to examination in these foreign jurisdictions.

During the fiscal year ended January 31, 2019, we repatriated funds in certain foreign jurisdictions that we previously designated as indefinitely reinvested outside the United States. This decision had an immaterial impact to our financial statements. For the remaining non-U.S. cash and cash equivalents that have been earmarked for indefinite reinvestment in our operations outside the United States, no U.S. current or deferred taxes have been accrued.

88    Veeva Systems Inc. | Form 10-K

Note 10. Deferred Revenue and Performance Obligations

We recognized $264.8 million and $206.8 million of subscription services revenue during fiscal years ended January 31, 2019 and 2018, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was immaterial.

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. We applied the practical expedient in accordance with Topic 606 to exclude the amounts related to professional services contracts as these contracts generally have a remaining duration of one year or less. Revenue from remaining performance obligations for professional services contracts as of January 31, 2019 was immaterial.

As of January 31, 2019, approximately $737.7 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately $577.6 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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

As of January 31, 2019, we had 125,980,019 shares of Class A common stock and 20,210,060 shares of Class B common stock outstanding, of which no shares of Class B common stock were unvested.

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

Veeva Systems Inc. | Form 10-K   89

2013 Equity Incentive Plan

Our board of directors adopted our 2013 Equity Incentive Plan (2013 EIP) in August 2013, and our stockholders approved it in September 2013. The 2013 EIP became effective immediately on adoption although no awards were made under it until the date of our IPO on October 15, 2013, at which time our 2013 EIP replaced our 2012 EIP.

As of January 31, 2019, the number of shares of our Class A common stock available for issuance under the 2013 EIP was 24,734,680 plus any shares of our Class B common stock subject to awards under the 2012 EIP and the 2007 Plan that expire or lapse unexercised or, with respect to shares issued pursuant to such awards, are forfeited or repurchased by us after the date of our IPO on October 15, 2013. The number of shares available for issuance under the 2013 EIP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 13.75 million shares, (b) 5% of the shares of all classes of our common stock outstanding on the last business day of the prior fiscal year, or (c) the number of shares determined by our board of directors. During our fiscal year ended January 31, 2019, our board of directors determined to add 6,393,122 shares of common stock to the 2013 EIP.

2013 Employee Stock Purchase Plan

Our ESPP was adopted by our board of directors in August 2013 and our stockholders approved it in September 2013. The ESPP became effective as of our IPO registration statement on Form S-1, on October 15, 2013. Our ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (Code). The ESPP was approved with a reserve of 4.0 million shares of Class A common stock for future issuance under various terms provided for in the ESPP. As of January 31, 2019, the number of shares available for issuance under our ESPP was 4,897,856. The number of shares available for issuance under the ESPP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 2.2 million shares, (b) 1% of the shares of all classes of our common stock outstanding on the last business day of the prior fiscal year or (c) the number of shares determined by our board of directors. Prior to the beginning of our fiscal year ended January 31, 2019, our board of directors determined not to increase the number of shares available for issuance under the ESPP.

During active offering periods, our ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our Class A common stock on the first day of the applicable offering period or the fair market value of our Class A common stock on the purchase date. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The initial offering period for our ESPP commenced on the date of our initial public offering and ended on June 15, 2014. We have not had any open offering periods subsequent to the initial offering period.

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

90    Veeva Systems Inc. | Form 10-K

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

Veeva Systems Inc. | Form 10-K   91

Stock Option Activity

The 2007 Stock Plan and the 2012 EIP provided, and the 2013 EIP provides, for the issuance of incentive and nonstatutory options to employees, consultants and non-employee directors. Options issued under and outside of the 2007 Plan generally are exercisable for periods not to exceed 10 years and generally vest over four to five years. Options issued under the 2012 EIP and 2013 EIP generally are exercisable for periods not to exceed 10 years and generally vest over five to nine years. A summary of stock option activity for the fiscal year ended January 31, 2019 is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (in years)	value
Options outstanding at January 31, 2018	16,024,146	$16.76	6.1	$738,648,507
Options granted	185,530	78.86
Options exercised	(2,807,092)	9.10
Options forfeited/cancelled	(441,187)	13.26
Options outstanding at January 31, 2019	12,961,397	$19.43	5.4	$1,161,695,032
Options vested and exercisable at January 31, 2019	6,415,267	$5.15	4.0	$666,620,512
Options vested and exercisable at January 31, 2019 and expected to vest thereafter	12,961,397	$19.43	5.4	$1,161,695,032

The weighted average grant-date fair value of options granted during the fiscal years ended January 31, 2019, 2018 and 2017 was $35.43, $30.87, and $14.12, respectively, per share.

As of January 31, 2019, there was $93.7 million in unrecognized compensation cost related to unvested stock options granted under the 2007 Plan, 2012 EIP and 2013 EIP. This cost is expected to be recognized over a weighted average period of 3.9 years.

As of January 31, 2019, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.

Our closing stock price as reported on the New York Stock Exchange as of January 31, 2019, the last trading day of fiscal year 2019 was $109.06. The total intrinsic value of options exercised was $212.1 million for the fiscal year ended January 31, 2019.

Restricted Stock Units

The 2013 EIP provides for the issuance of RSUs to employees. RSUs issued under the 2013 EIP generally vest over one to four years. A summary of RSU activity for the fiscal year ended January 31, 2019 is presented below:

	Unreleased restricted	Weighted average grant
	stock units	date fair value
Balance at January 31, 2018	2,901,736	$38.14
RSUs granted	1,096,773	76.83
RSUs vested	(1,313,823)	38.77
RSUs forfeited/cancelled	(325,554)	45.70
Balance at January 31, 2019	2,359,132	$54.73

During the fiscal year ended January 31, 2019, we issued RSUs under the 2013 EIP with a weighted-average grant date fair value of $76.83.

92    Veeva Systems Inc. | Form 10-K

As of January 31, 2019, there was a total of $119.3 million in unrecognized compensation cost related to unvested RSUs, which are expected to be recognized over a weighted-average period of approximately 2.3 years. The total intrinsic value of RSUs vested was $110.4 million for the fiscal year ended January 31, 2019.

Stock-Based Compensation

Compensation expense related to share-based transactions, including equity awards to employees and non-employee directors, is measured and recognized in the consolidated financial statements based on fair value. The grant date fair value of each option award is estimated on the grant date using the Monte Carlo simulation or Black-Scholes option-pricing model. The stock-based compensation expense is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four to nine years. For RSUs, the grant date fair value is based on the closing price of our common stock on the grant date.

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

•	Volatility. We determine the price volatility factor based on the historical volatility of our common stock over the expected term of the option.
•	Dividend Yield. We have not paid and do not expect to pay dividends.

The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Fiscal Year Ended January 31,
	2019	2018	2017
Volatility	41%	42% – 44%	45% – 46%
Expected term (in years)	6.25 – 6.35	6.35	6.31 – 7.56
Risk-free interest rate	2.57% – 2.74%	1.86% – 2.21%	1.48% – 2.10%
Dividend yield	0%	0%	0%

Veeva Systems Inc. | Form 10-K   93

During the fiscal year ended January 31, 2018, we granted 2,838,635 stock options to our CEO. The stock option award is made up of five separate tranches. The first tranche vests over time, while the remaining four tranches vest based on certain stock price targets (market conditions). The grant date fair values of each tranche were calculated using a Monte Carlo simulation model. We have based our expected term on the historical stock activity behavior of our CEO. The following table provides the assumptions used in the Monte Carlo simulation for each tranche granted:

Volatility	41%
Expected term (in years)	10.00
Risk-free interest rate	2.53%
Dividend yield	0%

For each of the years presented, we capitalized an immaterial amount of stock-based compensation as part of our internal-use software capitalization.

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

94    Veeva Systems Inc. | Form 10-K

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	For the fiscal year ended January 31,
	2019		2018		2017
			*As adjusted		*As adjusted
	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$194,607	$35,225	$121,203	$29,974	$56,145	$21,427
Undistributed earnings allocated to participating securities	—	—	—	—	(2)	(1)
Net income attributable to common stockholders, basic	$194,607	$35,225	$121,203	$29,974	$56,143	$21,426
Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	122,137	22,107	112,491	27,820	98,216	37,482
Net income per share attributable to common stockholders, basic	$1.59	$1.59	$1.08	$1.08	$0.57	$0.57
Diluted
Numerator
Net income attributable to common stockholders, basic	$194,607	$35,225	$121,203	$29,974	$56,143	$21,426
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	35,225	—	29,974	—	21,426	—
Reallocation of net income to Class B common stock	—	14,800	—	10,545	—	4,519
Net income attributable to common stockholders, diluted	$229,832	$50,025	$151,177	$40,519	$77,569	$25,945
Denominator
Number of shares used for basic EPS computation	122,137	22,107	112,491	27,820	98,216	37,482
Conversion of Class B to Class A common stock	22,107	—	27,820	—	37,482	—
Effect of potentially dilutive common shares	11,873	11,873	13,370	13,370	11,880	11,880
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	156,117	33,980	153,681	41,190	147,578	49,362
Net income per share attributable to common stockholders, diluted	$1.47	$1.47	$0.98	$0.98	$0.53	$0.53

*	See note 1 of the notes to the consolidated financial statements for a summary of adjustments.

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Fiscal Year Ended January 31,
	2019	2018	2017
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	3,054,322	833,691	2,040,238

Veeva Systems Inc. | Form 10-K   95

Note 13. Commitments and Contingencies

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

On March 13, 2017, we filed our answer and counterclaims in the IQVIA action. Our counterclaims allege that IQVIA has abused monopoly power as the dominant provider of data products for life sciences companies to exclude Veeva OpenData and Veeva Network from their respective markets. The counterclaims allege that IQVIA has engaged in various tactics to prevent customers from using our applications and has deliberately raised costs and difficulty for customers attempting to switch from IQVIA to our data products. As amended, our counterclaims assert federal and state antitrust claims, as well as claims under California’s Unfair Practices Act and common law claims for intentional interference with contractual relations, intentional interference with prospective economic advantage, and negligent misrepresentation. The counterclaims seek injunctive relief, monetary damages exceeding $200 million, and attorneys’ fees.

On May 3, 2017, in lieu of filing an answer, IQVIA filed a motion to dismiss our counterclaims. On October 3, 2018, the court denied IQVIA’s motion to dismiss and our antitrust claims will proceed. In addition, on December 3, 2018, we filed an amended answer and counterclaims. IQVIA filed its answer and affirmative defenses on December 21, 2018.

There are no motions currently pending in the IQVIA case that have the potential to end the case prior to trial. Discovery in the IQVIA litigation is currently in process. Although no trial date has been set, we expect, based on the current case schedule, that trial could take place by late 2020.

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

96    Veeva Systems Inc. | Form 10-K

Veeva filed a motion to compel the entire matter to arbitration, which the district court denied. We appealed the district court’s order to the U.S. Court of Appeals for the Second Circuit, which upheld the lower court’s ruling. Veeva also filed a motion to dismiss Medidata’s complaint, which the district court also denied. Neither motion, nor the district court orders denying them, are conclusory with respect to the merits of Medidata’s allegations but rather only require that Veeva answer Medidata’s complaint. Veeva filed its answer on December 10, 2018.

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

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases were $5.9 million, $5.0 million and $4.5 million, for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.

Future minimum lease payments under non-cancelable operating leases as of January 31, 2019 are as follows (in thousands):

Operating
Period	leases
Fiscal 2020	$5,079
Fiscal 2021	4,843
Fiscal 2022	4,063
Fiscal 2023	2,534
Fiscal 2024	1,884
Thereafter	1,495
Total	$19,898

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce1 Platform in combination with our developed technology to deliver certain of our multichannel CRM applications, including hosting infrastructure and data center operations provided by salesforce.com. The

Veeva Systems Inc. | Form 10-K   97

agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met our first minimum order commitment of $250 million, and as of January 31, 2019, we remained obligated to pay fees of at least $216.4 million prior to September 1, 2025 in connection with this agreement.

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

Note 15. Revenues by Product

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

Total revenues consist of the following (in thousands):

	Fiscal Year Ended January 31,
	2019	2018	2017
		*As adjusted	*As adjusted
Subscription services
Veeva Commercial Cloud	$395,039	$356,415	$307,648
Veeva Vault(1)	299,428	203,019	133,167
Total subscription services	$694,467	$559,434	$440,815
Professional services
Veeva Commercial Cloud	$62,557	$61,516	$62,609
Veeva Vault(1)	105,186	69,609	47,118
Total professional services	$167,743	$131,125	$109,727
Total revenues	$862,210	$690,559	$550,542

(1)	Veeva Vault revenues includes revenue from legacy Zinc Ahead products.
*	See note 1 of the notes to the consolidated financial statements for a summary of adjustments.

98    Veeva Systems Inc. | Form 10-K

Note 16. Information about Geographic Areas

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

	Fiscal Year Ended January 31,
	2019	2018	2017
		*As adjusted	*As adjusted
Revenues by geography
North America	$480,713	$377,797	$299,056
Europe and other	236,100	188,542	164,416
Asia Pacific	145,397	124,220	87,070
Total revenues	$862,210	$690,559	$550,542

*See note 1 of the notes to the consolidated financial statements for a summary of adjustments.

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	January 31,
	2019	2018	2017
Long-lived assets by geography
North America	$51,748	$49,214	$47,096
Europe and other	1,783	1,840	1,762
Asia Pacific	1,435	1,230	1,049
Total long-lived assets	$54,966	$52,284	$49,907

Note 17. 401(k) Plan

We have a qualified defined contribution plan under Section 401(k) of the Code covering eligible employees as well as a Registered Retirement Savings Plan (RRSP) for eligible employees in Canada. Under the 401(k) plan, we match up to $2,000 per employee per year. Under the RRSP plan, we also match up to $2,000 per employee per year. For the fiscal years ended January 31, 2019 and 2018, total expense related to these plans was $3.3 million and $0.4 million, respectively.

Veeva Systems Inc. | Form 10-K   99

Note 18. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for fiscal years ended January 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended
	Jan. 31, 2019	Oct. 31, 2018	Jul. 31, 2018	Apr. 30, 2018	Jan. 31, 2018	Oct. 31, 2017	Jul. 31, 2017	Apr. 30, 2017
					*As adjusted
	(in thousands)
Consolidated Statements of Income Data:
Total revenues	$232,323	$224,731	$209,609	$195,547	$185,984	$177,008	$167,795	$159,772
Gross profit	167,797	163,357	150,383	135,392	127,073	123,774	117,395	110,895
Operating income	62,998	63,094	52,818	43,956	38,504	42,495	38,067	38,863
Net income	$71,151	$64,085	$50,286	$44,310	$40,654	$34,925	$38,602	$36,996
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.49	$0.44	$0.35	$0.31	$0.29	$0.25	$0.28	$0.27
Diluted	$0.45	$0.41	$0.32	$0.29	$0.26	$0.23	$0.25	$0.24

*	See note 1 of the notes to the consolidated financial statements for a summary of adjustments.

100    Veeva Systems Inc. | Form 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2019 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Veeva Systems Inc. | Form 10-K   101

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

102    Veeva Systems Inc. | Form 10-K

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 annual meeting of stockholders (the “Proxy Statement”), which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2019, and is incorporated in this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2019, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2019, and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2019, and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2019, and is incorporated in this report by reference.

Veeva Systems Inc. | Form 10-K   103

PART IV.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

104    Veeva Systems Inc. | Form 10-K

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Share Purchase Agreement, dated September 29, 2015, among Veeva Systems Inc., Veeva U.K. Holdings Limited, Accel-KKR Structured Capital Partners, LP and the other sellers party thereto.	8-K	001-36121	2.1	10/1/2015

2.2	Deed of Variation of Share Purchase Agreement, dated May 11, 2016, among Veeva Systems Inc., Veeva U.K. Holdings Limited, Accel-KKR Structured Capital Partners, LP and the other sellers party thereto.	10-Q	001-36121	2.2	6/8/2016

3.1	Restated Certificate of Incorporation of Registrant.	8-K	001-36121	3.1	10/22/2013

3.2	Amended and Restated Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013

4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-191085	4.1	10/3/2013

10.1	Data Processing Addendum, dated April 4, 2014, to Value-Added Reseller Agreement, between Registrant and salesforce.com, inc., as amended.	10-Q	001-36121	10.1	6/6/2014

10.2	Purchase and Sale Agreement, dated June 11, 2014, between Registrant and The Duffield Family Foundation, as amended July 16, 2014.	10-Q	001-36121	10.1	9/11/2014

10.3	Description of Non-Employee Director Compensation.	8-K	001-36121	Item 5.07	6/15/2018

10.4	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-191085	10.1	10/3/2013

10.5*	2007 Stock Plan and forms of agreements thereunder.	S-1	333-191085	10.2	9/11/2013

10.6*	2012 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-191085	10.3	9/11/2013

10.7*	2013 Equity Incentive Plan and forms of agreements thereunder.					X

Veeva Systems Inc. | Form 10-K   105

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.8*	2013 Employee Stock Purchase Plan.	S-1/A	333-191085	10.5	10/3/2013

10.9**	Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended December 3, 2010, December 13, 2010, April 15, 2011, August 23, 2011, September 29, 2011, April 3, 2012 and May 24, 2012.	S-1/A	333-191085	10.7	9/20/2013

10.10**	Eighth Amendment, dated March 3, 2014, to Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended.	8-K	001-36121	10.1	3/4/2014

10.11*	Offer letter, dated June 20, 2013, between Peter P. Gassner and the Registrant.	S-1	333-191085	10.8	9/11/2013

10.12*	Offer letter, dated June 19, 2013, between Matthew J. Wallach and the Registrant.	S-1	333-191085	10.9	9/11/2013

10.13*	Offer letter, dated January 25, 2010, between Timothy S. Cabral and the Registrant.	S-1	333-191085	10.10	9/11/2013

10.14*	Offer letter, dated March 16, 2012, between Ronald E. F. Codd and the Registrant.	S-1	333-191085	10.11	9/11/2013

10.15*	Offer letter, dated August 14, 2012, between Jonathan W. Faddis and the Registrant.	10-Q	001-36121	10.1	6/4/2015

10.16*	Description of Non-Employee Director Compensation.	8-K	001-36121	10.1	6/15/2018

10.17	Data Processing Addendum, dated January 23, 2016, to Value-Added Reseller Agreement, between Registrant and salesforce.com, inc., as amended.	10-K	001-36121	10.17	3/31/2016

10.18*	Offer letter, dated February 20, 2015, between Alan V. Mateo and the Registrant.	10-Q	001-36121	10.1	6/8/2016

106    Veeva Systems Inc. | Form 10-K

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.19*	Offer letter, dated January 23, 2013, between E. Nitsa Zuppas and the Registrant.	10-Q	001-36121	10.2	6/8/2016

10.20	Ninth Amendment, dated August 11, 2016, to Amended and Restated Value-Added Reseller Agreement, between salesforce.com, inc. and the Registrant, as amended.	10-Q	001-36121	10.1	9/8/2016

10.21*	Offer Letter, dated January 15, 2016, between Frederic Lequient and the Registrant.	10-Q	001-36121	10.1	6/8/2017

10.22*	2013 Equity Incentive Plan Forms of Notice of Stock Option Grants to Peter P. Gassner.	10-K	001-36121	10.22	3/30/2018

21.1	List of Subsidiaries of Registrant.	X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (see page 108 of this Annual Report on Form 10-K).	X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	X

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	X

Veeva Systems Inc. | Form 10-K   107

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Schema Linkbase Document.	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Labels Linkbase Document.	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X

*	Indicates a management contract or compensatory plan.
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

108    Veeva Systems Inc. | Form 10-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 28th day of March, 2019.

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

Signature	Title	Date

/s/ Peter P. Gassner Peter P. Gassner	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2019

/s/ Timothy S. Cabral Timothy S. Cabral	Chief Financial Officer (Principal Financial Officer)	March 28, 2019

/s/ Michele O’ Connor Michele O’Connor	Chief Accounting Officer (Principal Accounting Officer)	March 28, 2019

/s/ Tim Barabe Tim Barabe	Director	March 28, 2019

/s/ Mark Carges Mark Carges	Director	March 28, 2019

/s/ Paul Chamberlain Paul Chamberlain	Director	March 28, 2019

/s/ Ronald E.F. Codd Ronald E.F. Codd	Director	March 28, 2019

/s/ Gordon Ritter Gordon Ritter	Chairman of the Board of Directors	March 28, 2019

/s/ Paul Sekhri Paul Sekhri	Director	March 28, 2019

Veeva Systems Inc. | Form 10-K   109