Form 10-Q
period 2019-04-30
VEEVA SYSTEMS INC
filed 2019-06-06
CIK 1393052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-36121

Veeva Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8235463
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4280 Hacienda Drive Pleasanton, California	94588
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (925) 452-6500

(Former name, former address and former fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.00001 per share	VEEV	New York Stock Exchange

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 31, 2019, there were 130,074,233 shares of the Registrant’s Class A common stock outstanding and 17,191,374 shares of the Registrant’s Class B common stock outstanding.

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

Veeva Systems Inc. | Form 10-Q   3

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	April 30,	January 31,
	2019	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$748,158	$550,971
Short-term investments	581,490	539,190
Accounts receivable, net of allowance for doubtful accounts of $321 and $468, respectively	164,108	303,465
Unbilled accounts receivable	23,366	18,122
Prepaid expenses and other current assets	20,729	21,666
Total current assets	1,537,851	1,433,414
Property and equipment, net(1)	55,266	54,966
Deferred costs, net	30,621	30,869
Lease right-of-use assets(1)	15,495	—
Goodwill	95,804	95,804
Intangible assets, net	22,951	24,521
Deferred income taxes, noncurrent	6,494	5,938
Other long-term assets	11,622	8,254
Total assets	$1,776,104	$1,653,766
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,361	$9,110
Accrued compensation and benefits	15,372	15,324
Accrued expenses and other current liabilities	15,037	16,145
Income tax payable	4,039	4,086
Deferred revenue	363,943	356,357
Lease liabilities(1)	5,835	—
Total current liabilities	412,587	401,022
Deferred income taxes, noncurrent	7,300	6,095
Lease liabilities, noncurrent(1)	13,435	—
Other long-term liabilities	7,679	8,900
Total liabilities	441,001	416,017
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 127,826,549 and 125,980,019 issued and outstanding at April 30, 2019 and January 31, 2019, respectively	1	1
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 19,203,915 and 20,210,060 issued and outstanding at April 30, 2019 and January 31, 2019, respectively	—	—
Additional paid-in capital	641,925	617,623
Accumulated other comprehensive income	1,188	928
Retained earnings(1)	691,989	619,197
Total stockholders’ equity	1,335,103	1,237,749
Total liabilities and stockholders’ equity	$1,776,104	$1,653,766

See Notes to Condensed Consolidated Financial Statements.

(1)

We adopted ASU 2016-02, “Leases” (Topic 842) using the modified retrospective method as of February 1, 2019 and elected the transition option that allows us not to restate the comparative periods in our financial statements in the year of adoption.

4   Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three months ended April 30,
	2019	2018
	(Unaudited)
Revenues:
Subscription services	$198,115	$156,003
Professional services and other	46,637	39,544
Total revenues	244,752	195,547
Cost of revenues(1):
Cost of subscription services	30,378	29,913
Cost of professional services and other	35,125	30,242
Total cost of revenues	65,503	60,155
Gross profit	179,249	135,392
Operating expenses(1):
Research and development	44,973	37,197
Sales and marketing	39,617	34,385
General and administrative	23,490	19,854
Total operating expenses	108,080	91,436
Operating income	71,169	43,956
Other income, net	6,161	2,139
Income before income taxes	77,330	46,095
Provision for income taxes	3,881	1,785
Net income	$73,449	$44,310
Net income attributable to Class A and Class B common stockholders, basic and diluted	$73,449	$44,310
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.50	$0.31
Diluted	$0.47	$0.29
Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	146,708	142,777
Diluted	157,910	154,935
Other comprehensive income:
Net change in unrealized gain on available-for-sale investments	$962	$305
Net change in cumulative foreign currency translation loss	(702)	(809)
Comprehensive income	$73,709	$43,806

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$385	$345
Cost of professional services and other	2,978	2,328
Research and development	6,325	4,667
Sales and marketing	5,152	4,088
General and administrative	5,916	5,583
Total stock-based compensation	$20,756	$17,011

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q   5

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
	Class A & B		Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders’
	Shares	Amount	capital	earnings	income	equity
	(Unaudited)
Balance at January 31, 2019	146,190,079	$1	$617,623	$619,197	$928	$1,237,749
Cumulative effect adjustment for Topic 842 adoption(1)	—	$—	$—	$(657)	$—	(657)
Issuance of common stock upon exercise of stock options	526,054	—	3,439	—	—	3,439
Vesting of early exercised stock options	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	314,331	—	—	—	—	—
Stock-based compensation expense	—	—	20,863	—	—	20,863
Excess tax benefits from employee stock plans	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	260	260
Net income	—	—	—	73,449	—	73,449
Balance at April 30, 2019	147,030,464	$1	$641,925	$691,989	$1,188	$1,335,103

					Accumulated
	Class A & B		Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders’
	Shares	Amount	capital	earnings	income	equity
	(Unaudited)
Balance at January 31, 2018	142,069,396	$1	$515,272	$389,365	$1,600	$906,238
Issuance of common stock upon exercise of stock options	788,378	—	7,329	—	—	7,329
Vesting of early exercised stock options	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	318,811	—	—	—	—	—
Stock-based compensation expense	—	—	17,064	—	—	17,064
Excess tax benefits from employee stock plans	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	(504)	(504)
Net income	—	—	—	44,310	—	44,310
Balance at April 30, 2018	143,176,585	$1	$539,665	$433,675	$1,096	$974,437

See Notes to Condensed Consolidated Financial Statements.

6   Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended April 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities
Net income	$73,449	$44,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,438	3,596
Accretion of discount on short-term investments	(1,178)	(179)
Stock-based compensation	20,756	17,011
Amortization of deferred costs	4,849	4,519
Deferred income taxes	418	(50)
(Gain) Loss on foreign currency from mark-to-market derivative	(80)	23
Bad debt expense (recovery)	(153)	236
Changes in operating assets and liabilities:
Accounts receivable	139,510	69,592
Unbilled accounts receivable	(5,244)	(4,287)
Deferred costs	(4,601)	(3,551)
Income taxes	338	(2,496)
Prepaid expenses and other current and long-term assets	(2,759)	(713)
Accounts payable	(416)	1,981
Accrued expenses and other current liabilities	(759)	(2,564)
Deferred revenue	7,914	22,650
Lease liabilities	(1,629)	—
Other long-term liabilities	436	507
Net cash provided by operating activities	236,289	150,585
Cash flows from investing activities
Purchases of short-term investments	(228,894)	(193,162)
Maturities and sales of short-term investments	188,965	176,544
Purchases of property and equipment	(1,194)	(709)
Capitalized internal-use software development costs	(419)	(230)
Net cash used in investing activities	(41,542)	(17,557)
Cash flows from financing activities
Reduction of lease liabilities - finance leases	(249)	—
Proceeds from exercise of common stock options	3,391	7,839
Net cash provided by financing activities	3,142	7,839
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(702)	(811)
Net change in cash, cash equivalents, and restricted cash	197,187	140,056
Cash, cash equivalents, and restricted cash at beginning of period	552,178	321,387
Cash, cash equivalents, and restricted cash at end of period	$749,365	$461,443

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$748,158	$460,239
Restricted cash included in other long-term assets	1,207	1,204
Total cash, cash equivalents, and restricted cash at end of period	$749,365	$461,443

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$2,383	$4,116
Excess tax benefits from employee stock plans	$13,552	$9,679
Non-cash investing and financing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$(634)	$99

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q   7

VEEVA SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Business and Significant Accounting Policies

Description of Business

Veeva is the leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our solutions are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (R&D) to commercialization. Our solutions are designed to help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. Veeva is also offering its content and data management solutions to companies in other regulated industries, including consumer goods, chemicals, and cosmetics. Our fiscal year end is January 31.

Principles of Consolidation and Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting and include the accounts of our wholly-owned subsidiaries after elimination of intercompany accounts and transactions. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed on March 28, 2019. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.

The condensed consolidated balance sheet as of January 31, 2019 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive income and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2020 or any other period.

Effective February 1, 2019, we adopted the requirements of Topic 842, ASU 2016-02, “Leases” as discussed in this note.

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

8   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   9

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

Deferred Revenue

Deferred revenue is a contract liability primarily related to billings or payments received in advance of revenue recognition from our subscription services and, to a lesser extent, professional services and other revenues described above. Deferred revenue is recognized as revenue as we satisfy our performance obligations. We generally invoice our customers in annual or quarterly installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of a subscription arrangement. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent, which is included in other long-term liabilities on the condensed consolidated balance sheet.

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

The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	April 30,	January 31,
	2019	2019
Customer 1	*	17%
Customer 2	*	10%
Customer 3	10%	*

*	Does not exceed 10%.

No single customer represented over 10% of total revenues in the condensed consolidated statements of comprehensive income for the three months ended April 30, 2019 and 2018.

10   Veeva Systems Inc. | Form 10-Q

New Accounting Pronouncements Adopted in Fiscal 2020

Statement of Stockholders’ Equity

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule was effective November 5, 2018. As permitted by the SEC, we are presenting this analysis beginning in this Form 10-Q for the three months ended April 30, 2019 and 2018.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which requires lessees to record most leases on their balance sheets but recognize the expenses on their statements of comprehensive income in a manner similar to current accounting rules. Topic 842 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use (ROU) asset for the right to use the underlying asset for the lease term. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have adopted this new standard in the first quarter of fiscal 2020 on February 1, 2019 using the effective date as our date of initial application. We adopted Topic 842 using the modified retrospective method as of February 1, 2019 with an immaterial amount of cumulative effect adjustment recorded to our retained earnings as of February 1, 2019. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before February 1, 2019.

The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients,’ which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all of our leases. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We did not apply the practical expedient for our office leases, which would have allowed us to combine lease and non-lease components for all of our office leases. However, we have applied the practical expedient for equipment leases, which has allowed us to combine lease and non-lease components for all of our equipment leases.

The most significant impact was the recognition of ROU assets and lease liabilities on our balance sheet. Adoption of Topic 842 had no material impact to our condensed consolidated statement of comprehensive income and no material impact to cash provided by or used in operating, financing or investing on our condensed consolidated statement of cash flows.

Note 2. Short-Term Investments

At April 30, 2019, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale securities:
Certificates of deposits	$3,500	$11	$—	$3,511
Asset-backed securities	81,578	65	(138)	81,505
Commercial paper	13,613	6	—	13,619
Corporate notes and bonds	226,957	526	(206)	227,277
Foreign government bonds	1,501	—	(8)	1,493
U.S. agency obligations	3,000	1	—	3,001
U.S. treasury securities	250,940	152	(8)	251,084
Total available-for-sale securities	$581,089	$761	$(360)	$581,490

Veeva Systems Inc. | Form 10-Q   11

At January 31, 2019, short-term investments consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale securities:
Certificates of deposits	$6,001	$10	$(1)	$6,010
Asset-backed securities	78,682	13	(300)	78,395
Commercial paper	9,118	1	(2)	9,117
Corporate notes and bonds	185,409	178	(457)	185,130
Foreign government bonds	1,502	—	(11)	1,491
U.S. agency obligations	15,912	2	(2)	15,912
U.S. treasury securities	243,119	78	(62)	243,135
Total available-for-sale securities	$539,743	$282	$(835)	$539,190

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	April 30,	January 31,
	2019	2019
Due in one year or less	$371,297	$377,858
Due in greater than one year	210,193	161,332
Total	$581,490	$539,190

We have certain available-for-sale securities in a gross unrealized loss position, some of which have been in that position for more than 12 months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, our financial position and near-term prospects and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, we would write down the respective investment to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized as other income, net in our condensed consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income. There were no impairments considered other-than-temporary as of April 30, 2019 and January 31, 2019.

The following table shows the fair values of these available-for-sale securities that have been in a gross unrealized loss position for more than 12 months, aggregated by investment category as of April 30, 2019 (in thousands):

		Gross
	Fair	unrealized
	value	losses
Asset-backed securities	$40,460	$(138)
Commercial paper	2,973	—
Corporate notes and bonds	53,533	(206)
Foreign government bonds	1,494	(8)
U.S. treasury securities	85,774	(8)

12   Veeva Systems Inc. | Form 10-Q

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

Note 3. Deferred Costs

Deferred costs, which consist of deferred sales commissions, were $30.6 million and $30.9 million as of April 30, 2019 and January 31, 2019, respectively. For the three months ended April 30, 2019 and 2018, amortization expense for the deferred costs was $4.8 million and $4.5 million, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.

Note 4. Property and Equipment, Net

Property and equipment, net consists of the following as of the dates shown (in thousands):

	April 30,	January 31,
	2019	2019
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	20,917	20,911
Equipment and computers	9,217	7,945
Furniture and fixtures	11,385	11,230
Leasehold improvements	7,124	6,790
Construction in progress	341	330
	73,008	71,230
Less accumulated depreciation	(17,742)	(16,264)
Total property and equipment, net	$55,266	$54,966

Total depreciation expense was $2.0 million and $1.6 million for the three months ended April 30, 2019 and 2018, respectively. Land is not depreciated.

Note 5. Intangible Assets

The following schedule presents the details of intangible assets as of April 30, 2019 (dollar amounts in thousands):

	April 30, 2019
	Gross			Remaining
	carrying	Accumulated		useful life
	amount	amortization	Net	(in years)
Existing technology	$3,880	$(3,843)	$37	0.9
Database	4,939	(4,609)	330	0.9
Customer contracts and relationships	33,643	(13,201)	20,442	6.4
Software	10,867	(8,725)	2,142	0.9
Brand	1,141	(1,141)	—	—
	$54,470	$(31,519)	$22,951

Veeva Systems Inc. | Form 10-Q   13

The following schedule presents the details of intangible assets as of January 31, 2019 (dollar amounts in thousands):

	January 31, 2019
	Gross			Remaining
	carrying	Accumulated		useful life
	amount	amortization	Net	(in years)
Existing technology	$3,880	$(3,834)	$46	1.2
Database	4,939	(4,521)	418	1.2
Customer contracts and relationships	33,643	(12,350)	21,293	6.6
Software	10,867	(8,156)	2,711	1.2
Brand	1,141	(1,088)	53	0.2
	$54,470	$(29,949)	$24,521

Amortization expense associated with intangible assets was $1.6 million and $1.8 million for the three months ended April 30, 2019 and 2018, respectively.

The estimated amortization expense for intangible assets, for the next five years and thereafter is as follows as of April 30, 2019 (in thousands):

Estimated
amortization
Period	expense
Remaining for Fiscal 2020	$4,492
Fiscal 2021	3,629
Fiscal 2022	3,182
Fiscal 2023	3,182
Fiscal 2024	3,182
Thereafter	5,284
Total	$22,951

Note 6. Accrued Expenses

Accrued expenses consisted of the following as of the dates shown (in thousands):

	April 30,	January 31,
	2019	2019
Accrued commissions	$1,345	$2,633
Accrued bonus	2,905	2,848
Accrued vacation	3,698	3,110
Payroll tax payable	5,168	1,971
Accrued other compensation and benefits	2,256	4,762
Total accrued compensation and benefits	$15,372	$15,324
Accrued fees payable to salesforce.com	5,426	5,242
Accrued third-party professional services subcontractors' fees	1,272	1,619
Taxes payable	3,057	2,805
Other accrued expenses	5,282	6,479
Total accrued expenses and other current liabilities	$15,037	$16,145

14   Veeva Systems Inc. | Form 10-Q

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of April 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$13,391	$—	$—	$13,391
Commercial paper	—	3,312	—	3,312
Corporate notes and bonds	—	2,130	—	2,130
U.S. treasury securities	—	25,068	—	25,068
Short-term investments:
Certificates of deposits	—	3,511	—	3,511
Asset-backed securities	—	81,505	—	81,505
Commercial paper	—	13,619	—	13,619
Corporate notes and bonds	—	227,277	—	227,277
Foreign government bonds	—	1,493	—	1,493
U.S. agency obligations	—	3,001	—	3,001
U.S. treasury securities	—	251,084	—	251,084
Foreign currency derivative contracts	—	64	—	64
Total	$13,391	$612,064	$—	$625,455
Liabilities
Foreign currency derivative contracts	—	71	—	71
Total	$—	$71	$—	$71

Veeva Systems Inc. | Form 10-Q   15

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

Balance Sheet Hedges

We enter into foreign currency forward contracts (the “Forward Contracts”) in order to hedge our foreign currency exposure. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into Forward Contracts and holding them to maturity, we are locked into a future currency exchange rate in an amount equal to and for the terms of the Forward Contracts. We account for derivative instruments at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. We recognized immaterial realized foreign currency gains during the three months ended April 30, 2019 on hedging, and gains of $0.5 million during the three months ended April 30, 2018 on hedging, respectively.

The fair value of our outstanding derivative instruments is summarized below (in thousands):

	April 30,	January 31,
	2019	2019
Notional amount of foreign currency derivative contracts	$(2,544)	$(5,112)
Fair value of foreign currency derivative contracts	(2,537)	(5,024)

Details on outstanding balance sheet hedges are presented below as of the date shown below (in thousands):

		April 30,	January 31,
		2019	2019
Derivative Assets	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$64	$—
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses	$71	$88

16   Veeva Systems Inc. | Form 10-Q

Note 8. Income Taxes

For the three months ended April 30, 2019 and 2018, our effective tax rates were 5.0% and 3.9%, respectively. During the three months ended April 30, 2019 as compared to the prior year period, our effective tax rate increased primarily due to lower proportional excess tax benefits related to equity compensation. We recognized such excess tax benefits in our provision for income taxes of $13.6 million and $9.7 million for the three months ended April 30, 2019 and 2018, respectively. The increase was partially offset by increased tax credits.

Note 9. Deferred Revenue and Performance Obligations

We recognized $145.8 million of subscription services revenue during the three months ended April 30, 2019 and $116.0 million during the three months ended April 30, 2018, both of which were included in the deferred revenue balances at the beginning of the respective periods. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was immaterial.

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. We applied the practical expedient in accordance with Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (Topic 606) to exclude the amounts related to professional services contracts as these contracts generally have a remaining duration of one year or less. Revenue from remaining performance obligations for professional services contracts as of April 30, 2019 was immaterial.

As of April 30, 2019, approximately $716.4 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately $557.2 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Note 10. Leases

We have operating and finance leases for corporate offices, data centers, and certain equipment. Our leases have various expiration dates through 2027, some of which include options to extend the leases for up to nine years.

Lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use an estimate of our discount rate based on the information available at the lease commencement date in determining the present value of lease payments, unless the implicit rate is readily determinable. For leases which commenced prior to our adoption of Topic 842, we used the discount rate on February 1, 2019. The lease right-of-use assets also include any lease payments made and exclude lease incentives such as tenant improvement allowances. Options to extend the lease term are included in the lease term when it is reasonably certain that we will exercise the extension option.

Our operating leases typically include non-lease components such as common-area maintenance costs. We have elected to exclude non-lease components from lease payments for the purpose of calculating lease right-of-use assets and liabilities. Non-lease components that are not fixed are expensed as incurred as variable lease payments.

Leases with a term of one year or less are not recognized on our consolidated balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

For the three months ended April 30, 2019, our operating lease expense was $1.5 million. Our finance lease expense for the three months ended April 30, 2019 was immaterial.

Veeva Systems Inc. | Form 10-Q   17

Supplemental cash flow information related to leases was as follows (in thousands):

Three months ended April 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,507
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$941

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

Three months ended April 30, 2019
Operating Leases
Lease right-of-use-assets	$15,495
Lease liabilities	$4,826
Lease liabilities, noncurrent	12,292
Total operating lease liabilities	$17,118
Finance Leases
Property and equipment, at cost	$1,741
Accumulated depreciation	(326)
Property and equipment, net	$1,415
Lease liabilities	$1,009
Lease liabilities, noncurrent	1,143
Total finance lease liabilities	$2,152
Weighted Average Remaining Lease Term
Operating leases	4.2 years
Finance leases	2.1 years
Weighted Average Remaining Discount Rate
Operating leases	4.3%
Finance leases	4.3%

Maturities of lease liabilities were as follows (in thousands):

Period	Operating leases	Finance leases
Remaining for Fiscal 2020	$4,102	$809
Fiscal 2021	4,806	1,078
Fiscal 2022	4,014	359
Fiscal 2023	2,491	—
Fiscal 2024	1,822	—
Thereafter	1,494	—
Total lease payments	18,729	2,246
Less imputed interest	(1,611)	(94)
Total	$17,118	$2,152

18   Veeva Systems Inc. | Form 10-Q

Future minimum lease payments under non-cancelable operating leases as of January 31, 2019 under ASC 840 were as follows (in thousands):

Operating
Period	leases
Fiscal 2020	$5,079
Fiscal 2021	4,843
Fiscal 2022	4,063
Fiscal 2023	2,534
Fiscal 2024	1,884
Thereafter	1,495
Total	$19,898

As of April 30, 2019, we have additional operating leases, primarily for office leases, that have not yet commenced of $2.8 million. These operating leases will commence during the current fiscal year ending January 31, 2020 with lease terms of less than one year to eight years.

Note 11. Stockholders’ Equity

Beginning in the fiscal quarter ended April 30, 2019, we implemented a new equity compensation program applicable to the vast majority of our employees but not applicable to our Chief Executive Officer (CEO). Prior to the adoption of the new equity compensation program, at the time of hire, our employees received a grant of RSUs that vested quarterly over four years and received additional equity from time to time thereafter. Under the new equity compensation program, the vast majority of our employees are granted both RSUs, which typically vest over a one-year period or less, and stock options, which typically vest over a four-year period.

Stock Option Activity

A summary of stock option activity for the three months ended April 30, 2019 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (in years)	value
Options outstanding at January 31, 2019	12,961,397	$19.43	5.4	$1,161,695,032
Options granted	1,314,375	134.33
Options exercised	(526,054)	6.54
Options forfeited/cancelled	(50,554)	23.31
Options outstanding at April 30, 2019	13,699,164	$30.94	5.6	$1,492,280,464
Options vested and exercisable at April 30, 2019	6,507,470	$5.67	3.9	$873,300,598
Options vested and exercisable at April 30, 2019 and expected to vest thereafter	13,699,164	$30.94	5.6	$1,492,280,464

During the three months ended April 30, 2019, we granted 1,314,375 stock options under the 2013 Equity Incentive Plan (2013 EIP), which reflects grants predominantly made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $58.29 for the three months ended April 30, 2019.

As of April 30, 2019, there was $163.6 million in unrecognized compensation cost related to unvested stock options granted under the 2007 Stock Plan, 2012 Equity Incentive Plan and 2013 EIP. This cost is expected to be recognized over a weighted average period of 3.9 years.

As of April 30, 2019, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.

The total intrinsic value of options exercised was approximately $60.8 million for the three months ended April 30, 2019.

Veeva Systems Inc. | Form 10-Q   19

Restricted Stock Units

A summary of restricted stock unit (RSU) activity for the three months ended April 30, 2019 is as follows:

	Unreleased restricted	Weighted average grant
	stock units	date fair value
Balance at January 31, 2019	2,359,132	$54.73
RSUs granted	193,773	131.26
RSUs vested	(314,302)	45.19
RSUs forfeited/cancelled	(68,696)	54.50
Balance at April 30, 2019	2,169,907	$62.95

During the three months ended April 30, 2019, we granted 193,773 RSUs under the 2013 EIP with a weighted-average grant date fair value of $131.26.

As of April 30, 2019, there was a total of $126.4 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.1 years. The total intrinsic value of RSUs vested was $37.7 million for the three months ended April 30, 2019.

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

The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended April 30,
	2019	2018
Volatility	41%	41%
Expected term (in years)	5.75 - 6.35	6.35
Risk-free interest rate	2.36 - 2.52%	2.73%
Dividend yield	0%	0%

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

20   Veeva Systems Inc. | Form 10-Q

For the periods presented, we capitalized an immaterial amount of stock-based compensation as part of our internal-use software capitalization.

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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Three months ended April 30,
	2019		2018
	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$63,652	$9,797	$36,830	$7,480
Undistributed earnings allocated to participating securities	—	—	—	—
Net income attributable to common stockholders, basic	$63,652	$9,797	$36,830	$7,480
Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	127,139	19,569	118,675	24,102
Net income per share attributable to common stockholders, basic	$0.50	$0.50	$0.31	$0.31
Diluted
Numerator
Net income attributable to common stockholders, basic	$63,652	$9,797	$36,830	$7,480
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	9,797	—	7,480	—
Reallocation of net income to Class B common stock	—	4,516	—	2,890
Net income attributable to common stockholders, diluted	$73,449	$14,313	$44,310	$10,370
Denominator
Number of shares used for basic EPS computation	127,139	19,569	118,675	24,102
Conversion of Class B to Class A common stock	19,569	—	24,102	—
Effect of potentially dilutive common shares	11,202	11,202	12,158	12,158
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	157,910	30,771	154,935	36,260
Net income per share attributable to common stockholders, diluted	$0.47	$0.47	$0.29	$0.29

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three months ended April 30,
	2019	2018
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	376,944	3,062,246

22   Veeva Systems Inc. | Form 10-Q

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

There are no motions currently pending in the IQVIA case that have the potential to end the case prior to trial. Discovery in the IQVIA litigation is currently in process. Although no trial date has been set, we expect, based on the current case schedule, that trial could take place in late 2020 or early 2021.

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

Value-Added Reseller Agreement

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce1 Platform in combination with our developed technology to deliver certain of our multichannel CRM applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met our first minimum order requirement commitment of $250 million, and as of April 30, 2019, we remained obligated to pay fees of at least $198.0 million prior to September 1, 2025 in connection with this agreement.

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

Total revenues consist of the following (in thousands):

	Three Months Ended April 30,
	2019	2018
Subscription services
Veeva Commercial Cloud	$105,796	$93,109
Veeva Vault(1)	92,319	62,894
Total subscription services	$198,115	$156,003
Professional services
Veeva Commercial Cloud	$17,221	$16,161
Veeva Vault(1)	29,416	23,383
Total professional services	$46,637	$39,544
Total revenues	$244,752	$195,547

(1)	Veeva Vault revenues includes revenue from legacy Zinc Ahead products.

24   Veeva Systems Inc. | Form 10-Q

Note 15. Information about Geographic Areas

We track and allocate revenues by principal geographic area rather than by individual country, which makes it impractical to disclose revenues for the United States or other specific foreign countries. We measure subscription services revenue primarily by the estimated location of the end users in each geographic area for Veeva Commercial Cloud and primarily by the estimated location of usage in each geographic area for Veeva Vault. We measure professional services revenue primarily by the location of the resources performing the professional services. Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended April 30,
	2019	2018
Revenues by geography
North America	$132,131	$109,277
Europe and other	78,254	56,982
Asia Pacific	34,367	29,288
Total revenues	$244,752	$195,547

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	April 30,	January 31,
	2019	2019
Long-lived assets by geography
North America	$50,854	$51,748
Europe and other	3,012	1,783
Asia Pacific	1,400	1,435
Total long-lived assets	$55,266	$54,966

Veeva Systems Inc. | Form 10-Q   25

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In our fiscal year ended January 31, 2019, we derived approximately 57% and 53% of our subscription services and total revenues, respectively, from our Veeva Commercial Cloud solutions. In our fiscal year ended January 31, 2019, we derived approximately 43% and 47% of our subscription services and total revenues, respectively, from our Veeva Vault solutions. For the three months ended April 30, 2019, we derived approximately 53% and 50% of our subscription services revenues and total revenues, respectively, from our Veeva Commercial Cloud solutions. For the three months ended April 30, 2019, we derived approximately 47% and 50% of our subscription services revenues and total revenues, respectively, from our Veeva Vault solutions. The contribution of subscription services revenues and total revenues associated with our Veeva Vault solutions are expected to continue to increase as a percentage of subscription services revenues and total revenues going forward. We are also offering certain of our solutions outside the life sciences industry in North America and Europe.

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

As of January 31, 2019, 2018, and 2017, we served 719, 625, and 517 customers, respectively. As of January 31, 2019 and 2018, we had 335 and 311 Veeva Commercial Cloud customers, respectively, and 574 and 449 Veeva Vault customers, respectively. The combined customer counts for Veeva Commercial Cloud and Veeva Vault exceed the total customer count in each year because some customers subscribe to products in both areas. Veeva Commercial Cloud customers are those customers that have at least one of the following products: Veeva CRM, Veeva CLM, Veeva CRM Approved Email, Veeva CRM Engage, Veeva Align, Veeva CRM Events Management, Veeva OpenData, Veeva Oncology Link, Veeva Network Customer Master or Veeva Network Product Master. Veeva Vault customers are those customers that have at least one Vault product. Many of our Veeva Vault applications are used by smaller, earlier stage pre-commercial companies, some of which may not reach the commercialization stage. Thus, the potential number of Veeva Vault customers is significantly higher than the potential number of Veeva Commercial Cloud customers.

For the three months ended April 30, 2019 and 2018, our total revenues were $244.8 million and $195.5 million, respectively, representing period-over-period growth in total revenues of 25%. For the three months ended April 30, 2019 and 2018, our subscription services revenues were $198.1 million and $156.0 million, respectively, representing period-over-period growth in subscription services revenues of 27%. We generated net income of $73.4 million and $44.3 million for the three months ended April 30, 2019 and 2018, respectively.

26   Veeva Systems Inc. | Form 10-Q

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

Components of Results of Operations

Revenues

We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training and managed services related to our solutions. For the three months ended April 30, 2019, subscription services revenues constituted 81% of total revenues and professional services and other revenues constituted 19% of total revenues.

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

New subscription orders for our core Veeva CRM application generally have a one-year term. If a customer adds end users or additional Veeva Commercial Cloud applications to an existing order for our core Veeva CRM application, such additional orders will generally be coterminus with the anniversary date of the core Veeva CRM order, and as a result, orders for additional end users or additional Veeva Commercial Cloud applications will commonly have an initial term of less than one year.

Veeva Systems Inc. | Form 10-Q   27

With respect to applications other than our core Veeva CRM application and particularly with respect to our Veeva Vault applications, we have entered into a number of orders that are several years in duration, ranging from two to eight years. The fees associated with such orders are typically not based on the number of end-users and typically escalate over the term of such orders at a pre-agreed rate to account for, among other factors, implementation and adoption timing and planned increased usage by the customer. Pursuant to Topic 606, timing differences between billings and revenue recognition with respect to our multi-year orders with escalating fees will result in fluctuations in deferred revenue and unbilled accounts receivable balances that did not occur prior to our adoption of Topic 606. For instance, when the amounts we are entitled to invoice in any period pursuant to multi-year orders with escalating fees are less than the revenue we are required to recognize pursuant to Topic 606, we will accrue an unbilled accounts receivable balance related to such orders. In the same scenario, the net deferred revenue we would record in connection with such orders will be less than it would have been prior to the adoption of Topic 606 because we will be recognizing more revenue earlier in the term of such multi-year orders.

Our subscription orders are generally billed at the beginning of the subscription period in annual or quarterly increments, which means the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. Also, particularly with respect to our Veeva Commercial Cloud orders, because the term of orders for additional end users or applications is commonly less than one year, the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the adjustment had not occurred. Additionally, changes in renewal dates may change the fiscal quarter in which deferred revenue associated with a particular order is booked. Accordingly, we do not believe that changes on a quarterly basis in deferred revenue, unbilled accounts receivable, or calculated billings, a metric commonly cited by financial analysts, are accurate indicators of future revenues for any given period of time. Please note that since the adoption of Topic 606, we define the term calculated billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable from the immediately preceding period.

Subscription services revenues are recognized ratably over the respective non-cancelable subscription term because of the continuous transfer of control to the customer. Our subscription services agreements are generally non-cancelable during the term, although customers typically have the right to terminate their agreements for cause in the event of material breach. Our agreements typically provide that orders will automatically renew unless notice of non-renewal is provided in advance. Subscription services revenues are affected primarily by the number of customers, the scope of the subscription purchased by each customer (for example, the number of end users or other subscription usage metric) and the number of solutions subscribed to by each customer.

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

28   Veeva Systems Inc. | Form 10-Q

Cost of Revenues

Cost of subscription services revenues for all of our solutions consists of expenses related to our computing infrastructure provided by third parties, including salesforce.com and Amazon Web Services, personnel-related costs associated with hosting our subscription services and providing support, including our data stewards, operating lease expenses associated with computer equipment and software and allocated overhead, amortization expense associated with capitalized internal-use software related to our subscription services and amortization expense associated with purchased intangibles related to our subscription services. Cost of subscription services revenues for Veeva CRM and certain of our multichannel customer relationship management applications includes fees paid to salesforce.com for our use of the Salesforce1 Platform and the associated hosting infrastructure and data center operations that are provided by salesforce.com. We intend to continue to invest additional resources in our subscription services to enhance our product offerings and increase our delivery capacity. We may add or expand computing infrastructure capacity in the future, migrate to new computing infrastructure service providers, and make additional investments in the availability and security of our solutions.

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

Note that beginning in the fiscal quarter ended April 30, 2019, we implemented a new equity compensation program applicable to the vast majority of our employees, which will increase stock-based compensation expenses allocated to cost of revenues in absolute dollars and as a percentage of revenue during the fiscal year ending January 31, 2020. For details of equity granted in the fiscal quarter ended April 30, 2019, refer to note 11 of the notes to our condensed consolidated financial statements.

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

Note that beginning in the fiscal quarter ended April 30, 2019, we implemented a new equity compensation program applicable to the vast majority of our employees, which will increase stock-based compensation expenses allocated to operating expenses in absolute dollars and as a percentage of revenue during the fiscal year ending January 31, 2020. For details of equity granted in the fiscal quarter ended April 30, 2019, refer to note 11 of the notes to our condensed consolidated financial statements.

Veeva Systems Inc. | Form 10-Q   29

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

New Accounting Pronouncements Adopted in Fiscal 2019

Refer to note 1 of the notes to our condensed consolidated financial statements for a full description of the recent accounting pronouncements adopted during the fiscal year ending January 31, 2020.

Recent Accounting Pronouncements

Cloud Computing Arrangements

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for interim and annual reporting periods beginning after December 15, 2019 and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. Early adoption is permitted. We are evaluating the impact of this new accounting standard on our consolidated financial statements and do not plan to early adopt.

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. We are evaluating the impact of this new accounting standard on our consolidated financial statements and do not plan to early adopt.

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

30   Veeva Systems Inc. | Form 10-Q

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended April 30,
	2019	2018
	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$198,115	$156,003
Professional services and other	46,637	39,544
Total revenues	244,752	195,547
Cost of revenues(1):
Cost of subscription services	30,378	29,913
Cost of professional services and other	35,125	30,242
Total cost of revenues	65,503	60,155
Gross profit	179,249	135,392
Operating expenses(1):
Research and development	44,973	37,197
Sales and marketing	39,617	34,385
General and administrative	23,490	19,854
Total operating expenses	108,080	91,436
Operating income	71,169	43,956
Other income, net	6,161	2,139
Income before income taxes	77,330	46,095
Provision for income taxes	3,881	1,785
Net income	$73,449	$44,310

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$385	$345
Cost of professional services and other	2,978	2,328
Research and development	6,325	4,667
Sales and marketing	5,152	4,088
General and administrative	5,916	5,583
Total stock-based compensation	$20,756	$17,011

	Three months ended April 30,
	2019	2018
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	80.9%	79.8%
Professional services and other	19.1	20.2
Total revenues	100.0	100.0
Cost of revenues:
Cost of subscription services	12.4	15.3
Cost of professional services and other	14.4	15.5
Total cost of revenues	26.8	30.8
Gross profit	73.2	69.2
Operating expenses:
Research and development	18.4	19.0
Sales and marketing	16.2	17.6
General and administrative	9.6	10.1
Total operating expenses	44.2	46.7
Operating income	29.0	22.5
Other income, net	2.5	1.1
Income before income taxes	31.5	23.6
Provision for income taxes	1.6	0.9
Net income	30.0%	22.7%

Veeva Systems Inc. | Form 10-Q   31

Revenues

	Three months ended April 30,
	2019	2018	% Change
	(dollars in thousands)
Revenues:
Subscription services	$198,115	$156,003	27%
Professional services and other	46,637	39,544	18
Total revenues	$244,752	$195,547	25
Percentage of revenues:
Subscription services	81%	80%
Professional services and other	19	20
Total revenues	100%	100%

Total revenues for the three months ended April 30, 2019 increased $49.2 million, of which $42.1 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $29.4 million of subscription services revenue attributable to Veeva Vault solutions and $12.7 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues, which is primarily measured by the estimated location of end users or usage of our subscription services, was 53% from North America, 31% from Europe and other, and 16% from Asia for the three months ended April 30, 2019 as compared to subscription services revenues of 54% from North America, 30% from Europe and other, and 16% from Asia for the three months ended April 30, 2018.

Professional services and other revenues for the three months ended April 30, 2019 increased $7.1 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our Veeva Vault solutions. The geographic mix of professional services and other revenues, as measured by the location of the resources performing the professional services, was 58% from North America, 34% from Europe and other, and 8% from Asia for the April 30, 2019 as compared to 62% from North America, 27% from Europe and other, and 11% from Asia for the three months ended April 30, 2018.

Subscription services revenues were 81% of total revenues for the three months ended April 30, 2019, compared to 80% of total revenues for the three months ended April 30, 2018.

Over time, we expect the proportion of our total revenues from professional services to continue to decrease.

Cost of Revenues and Gross Profit

	Three months ended April 30,
	2019	2018	% Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$30,378	$29,913	2%
Cost of professional services and other	35,125	30,242	16
Total cost of revenues	$65,503	$60,155	9
Gross margin percentage:
Subscription services	85%	81%
Professional services and other	25	24
Total gross margin percentage	73%	69%
Gross profit	$179,249	$135,392	32%

32   Veeva Systems Inc. | Form 10-Q

Cost of revenues for the three months ended April 30, 2019 increased $5.3 million, of which $0.4 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of end users of our subscription services, which drove an increase of $1.5 million in fees paid to salesforce.com. There was an additional increase of $0.3 million in third-party contractor costs and $0.2 million in employee compensation-related costs. This was offset by a decrease in computing infrastructure costs of $1.6 million due to the reduction of duplicate costs during the period. We expect cost of subscription services revenues to increase in absolute dollars in the near term due to increased usage of our subscription services.

Cost of professional services and other revenues for the three months ended April 30, 2019 increased $4.9 million, primarily due to a $4.3 million increase in employee compensation-related costs (includes an increase of $0.7 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. We expect cost of professional services and other revenues to increase in absolute dollars and as a percentage of revenue in the near term as we add personnel to our global professional services organization and due to the impact of our new equity compensation program described above.

Gross margin for the three months ended April 30, 2019 and 2018 was 73% and 69%, respectively. The increase compared to the prior period is largely due to the continued growth of Veeva Vault and our newer multichannel CRM applications that complement Veeva CRM, all of which have higher subscription services gross margins than our core Veeva CRM application. We expect gross margin to increase in the fiscal year ending January 31, 2020 primarily due to the growth of our Vault products, which have a higher gross margin profile relative to our core CRM product.

Operating Expenses and Operating Margin

Operating expenses include research and development, sales and marketing, and general and administrative expenses. As we continue to invest in our growth through hiring, we expect operating expenses to increase in absolute dollars and may slightly increase as a percentage of revenue in the near term. We also expect stock-based compensation expense to increase in absolute dollars and as a percentage of revenue through the fiscal year ending January 31, 2020 due, in part, to our new equity compensation program described above.

Research and Development

	Three months ended April 30,
	2019	2018	% Change
	(dollars in thousands)
Research and development	$44,973	$37,197	21%
Percentage of total revenues	18%	19%

Research and development expenses for the three months ended April 30, 2019 increased $7.8 million, primarily due to an increase of $6.0 million in employee compensation-related costs (includes an increase of $1.7 million in stock-based compensation) resulting from increased headcount during the period. The expansion of our headcount in this area is to support the increased number of products that we offer. Additionally, there was an increase of $1.0 million in costs for increased computing infrastructure requirements in our research and development organization.

We expect research and development expenses to increase in absolute dollars and may increase as a percentage of revenue in the near term, primarily due to higher headcount as we continue to add research and development personnel, invest in our solutions, and develop new technologies.

Sales and Marketing

	Three months ended April 30,
	2019	2018	% Change
	(dollars in thousands)
Sales and marketing	$39,617	$34,385	15%
Percentage of total revenues	16%	18%

Veeva Systems Inc. | Form 10-Q   33

Sales and marketing expenses for the three months ended April 30, 2019 increased $5.2 million, primarily due to an increase of $3.8 million in employee compensation-related costs (includes an increase of $1.1 million in stock-based compensation) and an increase of $0.6 million in employee travel-related expenses. The overall increase in employee compensation-related costs was primarily driven by increase in headcount during the period.

We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our newer solutions and our continued expansion of our sales capacity across all our solutions.

General and Administrative

	Three months ended April 30,
	2019	2018	% Change
	(dollars in thousands)
General and administrative	$23,490	$19,854	18%
Percentage of total revenues	10%	10%

General and administrative expenses for the three months ended April 30, 2019 increased $3.6 million, primarily due to an increase of $2.2 million in legal fees related to litigation activity during the period and an increase of $1.0 million in employee compensation-related costs (includes an increase of $0.3 million in stock-based compensation).

We expect general and administrative expenses to continue to grow in absolute dollars in the near term as we continue to invest in our business and infrastructure. Such costs include increases in third-party legal fees, particularly in relation to the matters described in note 13 of the notes to our condensed consolidated financial statements, and headcount in our finance, legal, and employee success functions.

Other Income, Net

	Three months ended April 30,
	2019	2018	% Change
	(dollars in thousands)
Other income, net	$6,161	$2,139	188%

Other income, net for the three months ended April 30, 2019 increased $4.0 million, primarily due to an increase in interest and other income of $2.9 million driven by higher cash and cash equivalent balances and higher yield from cash and cash equivalents and short-term investments in the current period. In addition, there was an increase of $1.1 million in accretion of investments.

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

Provision for Income Taxes

	Three months ended April 30,
	2019	2018	% Change
	(dollars in thousands)
Income before income taxes	$77,330	$46,095	68%
Provision for income taxes	3,881	1,785	117%
Effective tax rate	5.0%	3.9%

34   Veeva Systems Inc. | Form 10-Q

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

For the three months ended April 30, 2019 and 2018, our effective tax rates were 5.0% and 3.9%, respectively. During the three months ended April 30, 2019 as compared to the prior year period, our effective tax rate increased primarily due to lower proportional excess tax benefits related to equity compensation. We recognized such excess tax benefits in our provision for income taxes of $13.6 million and $9.7 million for the three months ended April 30, 2019 and 2018, respectively. The increase was partially offset by increased tax credits.

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

•

Income tax effects on the difference between GAAP and non-GAAP costs and expenses. The income tax effects that are excluded from the non-GAAP measures relate to the imputed tax impact on the difference between GAAP and non-GAAP costs and expenses due to stock-based compensation, purchased intangibles, and deferred compensation associated with the Zinc Ahead acquisition for GAAP and non-GAAP measures.

Veeva Systems Inc. | Form 10-Q   35

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

Beginning with the fiscal quarter ended April 30, 2019, we no longer exclude the effects of capitalization of internal-use software development expenses and the subsequent amortization of the capitalized expenses in its non-GAAP financial measures. Prior periods have been adjusted to reflect this change, and the effect of this change is not material for any period previously presented.

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended April 30,
	2019	2018
Operating income on a GAAP basis	$71,169	$43,956
Stock-based compensation expense	20,756	17,011
Amortization of purchased intangibles	1,570	1,848
Deferred compensation associated with Zinc Ahead acquisition	—	129
Operating income on a non-GAAP basis	$93,495	$62,944

Net income on a GAAP basis	$73,449	$44,310
Stock-based compensation expense	20,756	17,011
Amortization of purchased intangibles	1,570	1,848
Deferred compensation associated with Zinc Ahead acquisition	—	129
Income tax effect on non-GAAP adjustments(1)	(17,047)	(11,882)
Net income on a non-GAAP basis	$78,728	$51,416

Diluted net income per share on a GAAP basis	$0.47	$0.29
Stock-based compensation expense	0.13	0.11
Amortization of purchased intangibles	0.01	0.01
Deferred compensation associated with Zinc Ahead acquisition	—	—
Income tax effect on non-GAAP adjustments(1)	(0.11)	(0.08)
Diluted net income per share on a non-GAAP basis	$0.50	$0.33

(1)	For the three months ended April 30, 2019 and 2018, we used an estimated annual effective non-GAAP tax rate of 21.0%.

36   Veeva Systems Inc. | Form 10-Q

Liquidity and Capital Resources

	Three months ended April 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$236,289	$150,585
Net cash used in investing activities	(41,542)	(17,557)
Net cash provided by financing activities	3,142	7,839
Effect of exchange rate changes on cash and cash equivalents	(702)	(811)
Net change in cash and cash equivalents	$197,187	$140,056

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents and short-term investments, as well as cash flows generated from our operations. As of April 30, 2019, our cash, cash equivalents and short-term investments totaled $1.3 billion, of which $73.7 million represented cash and cash equivalents held outside of the United States. Except for certain foreign jurisdictions, our remaining non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States, thus no U.S. current or deferred taxes have been accrued. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate additional funds we have designated as indefinitely reinvested outside the United States. Under currently enacted tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts may be subject to certain jurisdictional taxes.

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

Cash Flows from Operating Activities

Our largest source of operating cash inflows is cash collections from our customers for subscription services. We also generate significant cash flows from our professional services arrangements. The first quarter of our fiscal year is seasonally the strongest quarter for cash inflows due to the timing of our annual subscription billings and related collections. Our primary uses of cash from operating activities are for employee-related expenditures, expenses related to our computing infrastructure (including salesforce.com and Amazon Web Services), third-party professional services costs, employee travel costs, fees for third-party legal counsel and accounting services, and leases for office space.

Net cash provided by operating activities was $236.3 million for the three months ended April 30, 2019. Our cash provided by operating activities during the three months ended April 30, 2019 primarily reflected our net income of $73.4 million, adjustments for non-cash items of $30.1 million, and a net increase in our operating assets and liabilities of $132.8 million. Non-cash charges included $20.8 million of stock-based compensation expense and $5.4 million of depreciation and amortization expense. The net changes in operating assets and liabilities included a $139.5 million decrease in accounts receivable which was primarily driven by increased collections during the period.

The cash flows from operating activities for the three months ended April 30, 2019 represent a significant portion of the cash flows from operating activities that we expect for the remainder of the fiscal year ending January 31, 2020. As a result, we expect cash flows from operating activities to be substantially less in future quarterly periods during this fiscal year.

Veeva Systems Inc. | Form 10-Q   37

Cash Flows from Investing Activities

The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.

Net cash used in investing activities was $41.5 million for the three months ended April 30, 2019 resulting primarily from $39.9 million in net purchases of marketable securities and $1.2 million in purchases of property and equipment to support the growth of our business.

Cash Flows from Financing Activities

The cash flows from financing activities relate to stock option exercises.

Net cash provided by financing activities was $3.1 million for the three months ended April 30, 2019 primarily related to the proceeds from employee stock option exercises.

Commitments

Our principal commitments consist of obligations for minimum payment commitments to salesforce.com and leases for office space and data centers. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met our first minimum order commitment of $250 million and have a remaining purchase commitment of $198.0 million, as of April 30, 2019, that must be made by September 1, 2025.

As of April 30, 2019, the future non-cancelable minimum payments under these commitments were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Salesforce.com commitments	$198,034	$6,267	$—	$—	$191,767
Operating lease obligations	18,729	4,102	8,820	4,313	1,494
Finance lease obligations	2,246	809	1,437	—	—
Total	$219,009	$11,178	$10,257	$4,313	$193,261

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

38   Veeva Systems Inc. | Form 10-Q

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (GAAP). In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs, and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2019 as compared to the those disclosed in our Form 10-K for the fiscal year ended January 31, 2019.

Revenue Recognition

For a description of our application of GAAP to our revenue recognition, see note 1 of the notes to our condensed consolidated financial statements.

Veeva Systems Inc. | Form 10-Q   39

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Japanese Yen, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For both three months ended April 30, 2019 and 2018, we had foreign currency losses of $0.7 million.

We have experienced and will continue to experience fluctuations in our net income as a result of gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We engage in the hedging of our foreign currency transactions as described in note 7 of the notes to our condensed consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar.

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $1.3 billion as of April 30, 2019. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, foreign government bonds, and agency mortgage-backed securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase of 100-basis points in interest rates would have resulted in a $3.8 million market value reduction in our investment portfolio as of April 30, 2019. An immediate decrease of 100-basis points in interest rates would have increased the market value by $3.8 million as of April 30, 2019. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

40   Veeva Systems Inc. | Form 10-Q

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective February 1, 2019, we adopted Topic 842. We made changes to relevant business processes and related control activities in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may be involved in legal proceedings and subject to claims incident to the ordinary course of business. For information regarding certain current legal proceedings, see note 13 of the notes to our condensed consolidated financial statements, which is incorporated herein by reference.

California Non-Compete Matter.

On July 17, 2017, we filed a complaint in the Superior Court of the State of California in the County of Alameda against Medidata, IQVIA, and Sparta Systems, Inc. (Veeva Systems Inc. v. Medidata Solutions, Inc., Quintiles IMS Incorporated, IMS Software Services, LTD., and Sparta Systems, Inc., Case No. RG17868081). Our Complaint seeks declaratory and injunctive relief concerning the use of non-compete, confidentiality, and non-disparagement agreements by these companies. On July 2, 2018, the court, in response to motions by all the defendants, sustained the defendants’ “motions to dismiss” (called “demurrers” in California State Court) while giving Veeva the opportunity to plead additional factual allegations. On July 20, 2018, we filed a Second Amended Complaint asserting the same claims and additional factual allegations as to Medidata and Sparta. We have also appealed the Court’s ruling as to IQVIA. Medidata and Sparta have “demurred” to Veeva’s Second Amended Complaint and have also filed anti-SLAPP motions under California law alleging their conduct is protected by the First Amendment. Veeva has opposed the motions. The hearing on the demurrers and anti-SLAPP motions was June 5, 2019. Discovery is currently stayed.

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

In our fiscal years ended January 31, 2017, 2018, and 2019, our total revenues grew by 35%, 25% and 25% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2017, 2018, and 2019, our subscription revenues grew by 39%, 27% and 24% respectively, as compared to subscription revenues from the prior fiscal years. Please note that our total revenues and subscription revenues for the fiscal year ended January 31, 2017 included, for the first time, a full year of revenue contribution from the Zinc Ahead business, which we acquired in the third quarter of the fiscal year ended January 31, 2016. In our fiscal quarter ended April 30, 2019, our total revenues grew by 25% as compared to the same quarterly period last year. We expect the growth rate of our total revenues and subscription revenues to decline in future periods, which may adversely impact the value of our Class A common stock.

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

Veeva Systems Inc. | Form 10-Q   43

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

Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including solutions we introduced relatively recently and have limited experience selling. It is uncertain whether these newer solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected overall growth. In addition, we have limited experience selling our products to companies outside the life sciences industry, and we cannot be certain that we will be successful with respect to newer solutions and markets. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions or to develop other new solutions and make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.

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

44   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   45

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
•

pending, threatened, or future legal proceedings, certain of which are described in Part II, Item 1. “Legal Proceedings” and note 13 of the notes to our condensed consolidated financial statements, and which we expect to continue to result in significant expense for the foreseeable future;

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

46   Veeva Systems Inc. | Form 10-Q

Defects or disruptions in our solutions could result in diminished demand for our solutions, a reduction in our revenues, and subject us to substantial liability.

We have from time to time found defects in our solutions, and new defects may be detected in the future. In addition, we have experienced, and may in the future experience, service disruptions, degradations, outages, and other performance problems. These types of problems may be caused by a variety of factors, including human or software errors, viruses, cyber-attacks, fraud, spikes in customer usage, problems associated with our third-party computing infrastructure and network providers, infrastructure changes, and denial of service issues. Service disruptions may result from errors we make in delivery, configuring, or hosting our solutions, or designing, installing, expanding, or maintaining our computing infrastructure. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It is also possible that such problems could result in losses of customer data.

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

48   Veeva Systems Inc. | Form 10-Q

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

There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, or NPEs, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, in 2014, we settled a lawsuit with Prolifiq Software, Inc. in exchange for a license to certain asserted patents, and, since January 2017, we have been defending against assertions of trade secret misappropriation made by our competitors, Medidata and IQVIA, as described in note 13 of the notes to our condensed consolidated financial statements. As competition in our market grows, the possibility of patent infringement and other intellectual property claims against us increases. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation have caused and in the future could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations even if we were to ultimately prevail in such litigation.

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

Veeva Systems Inc. | Form 10-Q   49

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

In addition, California enacted the California Consumer Privacy Act of 2018, which will take effect on January 1, 2020, and which will broadly define personal information, give California residents expanded privacy rights and protections and provide for civil penalties for violations. The effects of this legislation are potentially far-reaching and may require us to modify our data management practices and to incur substantial expense in an effort to comply.

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

50   Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q   51

Our sales cycles can be long and unpredictable, and our sales efforts require considerable investment of time and expense. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.

Our sales process entails planning discussions with prospective customers, analyzing their existing solutions and identifying how these potential customers can use and benefit from our solutions. The sales cycle for a new customer, from the time of prospect qualification to the completion of the first sale, may span over 12 months or longer. In particular, we have limited history selling our newer solutions. As a result, our sales cycle for these applications may be lengthy and difficult to predict. In addition, we have only recently begun selling certain of our Veeva Vault applications to companies outside the life sciences industry. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will result in the sale of our solutions. In addition, our sales cycle can vary substantially from customer to customer because of various factors, including the discretionary nature of potential customers’ purchasing and budget decisions, the announcement or planned introduction of new solutions by us or our competitors and the purchasing approval processes of potential customers. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.

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

In our fiscal year ended January 31, 2019, we derived approximately 57% of our subscription services revenues and approximately 53% of our total revenues from our Veeva Commercial Cloud solutions. In the three months ended April 30, 2019, we derived approximately 53% of our subscription services revenues and approximately 50% of our total revenues from our Veeva Commercial Cloud solutions. A significant percentage of the subscription services revenues for our Veeva Commercial Cloud solutions is derived from subscriptions to our core CRM application. We have, however, realized substantial sales penetration of the available market for our core Veeva CRM application among pharmaceutical and biotechnology companies. If we are not able to sell additional user subscriptions to our core CRM application or if we fail to renew existing subscriptions to our core CRM application, the growth rate of our Veeva Commercial Cloud revenues may be negatively impacted.

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

52   Veeva Systems Inc. | Form 10-Q

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

Our Veeva CRM application, and certain portions of the multichannel CRM applications that complement our Veeva CRM application, are developed on and/or utilize the Salesforce1 Platform of salesforce.com. Under our agreement, salesforce.com provides the hosting infrastructure and data center for portions of our multichannel CRM applications, as well as the system administration, configuration, reporting and other platform level functionality. In exchange, we pay salesforce.com a fee. Our agreement with salesforce.com requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. See note 13 of the notes to our condensed consolidated financial statements for more information about our on-going minimum fee obligation to salesforce.com. We have met our first minimum order commitment of $250 million and have a remaining purchase commitment of $198.0 million, as of April 30, 2019, that must be made by September 1, 2025. If we are not able to meet the remaining minimum order commitment, the required true-up payments will negatively impact our margins, cash flows, cash balance and financial condition, and our stock price may decline.

Veeva Systems Inc. | Form 10-Q   53

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

We prepare our financial statements in accordance with U.S. GAAP which are subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results. For example, Topic 606 superseded most revenue recognition guidance, including industry-specific guidance. We were required to implement this new revenue standard in our fiscal year beginning February 1, 2018. The adoption of Topic 606 includes a requirement to capitalize the costs to obtain a customer contract (e.g., sales commissions) and amortize these costs over the estimated life of the underlying contract, which we have not previously done. Additionally, we expect the timing of revenue recognition for certain of our revenue arrangements to be impacted by the changes imposed by Topic 606. For instance, with respect to certain of our multi-year orders in which fees increase from year to year, Topic 606 may require that the total contracted revenue for the entire multi-year term of the order be recognized ratably in the same amount in each year. As a result, in the initial year of such orders, we will recognize more revenue than the fees we invoice for the same period, and in the last year of such orders, we will recognize less revenue than the fees we invoice for the same period. Moreover, such multi-year orders could renew at fees greater than the revenue that was recognized in the last year of the order, which could result in fluctuations in our financial results. Any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

54   Veeva Systems Inc. | Form 10-Q

Deferred revenue and change in deferred revenue may not be an accurate indicator of our future financial results.

Our subscription orders are generally billed at the beginning of the subscription period in annual or quarterly increments, which means the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. Many of our customers, including many of our large customers, are billed on a quarterly basis and therefore a substantial portion of the value of contracts billed on a quarterly basis will not be reflected in our deferred revenue at the end of any given quarter. Also, particularly with respect to our Veeva Commercial Cloud orders, because the term of orders for additional end users or applications is commonly less than one year, the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the adjustment had not occurred. Additionally, changes in renewal dates may change the fiscal quarter in which deferred revenue associated with a particular order is booked. Accordingly, we do not believe that changes on a quarterly basis in deferred revenue, unbilled accounts receivable, or calculated billings, a metric commonly cited by financial analysts, are accurate indicators of future revenues for any given period of time. Please note that since the adoption of Topic 606, we define the term calculated billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable from the immediately preceding period. However, many companies that provide cloud-based software report changes in deferred revenue or calculated billings as key operating or financial metrics, and it is possible that analysts or investors may view these metrics as important. Thus, any changes in our deferred revenue balances or deferred revenue trends, or in the future, our unbilled accounts receivable balances or trends, could adversely affect the market price of our Class A common stock.

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.

In our fiscal quarter ended April 30, 2019, sales to customers outside North America, which is primarily measured by the estimated location of the end users or usage for subscription services revenues and the location of the resources performing the professional services for professional services revenue, accounted for approximately 46% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

Veeva Systems Inc. | Form 10-Q   55

•	increased financial accounting and reporting burdens and complexities;
•	restrictions on the transfer of funds;
•	our ability to repatriate funds from abroad without adverse tax consequences;
•	adverse tax consequences, including the potential for required withholding taxes;
•	fluctuations in the exchange rates of foreign currency in which our foreign revenues or expenses may be denominated;
•

changes in trade relations and trade policy, including the status of trade relations between the United States and China, and the implementation of or changes to trade sanctions, tariffs, and embargos; and

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

56   Veeva Systems Inc. | Form 10-Q

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

Our success and ability to compete depend in part upon our intellectual property. As of April 30, 2019, we had filed applications for a number of patents, and we have 17 issued U.S., three Japanese, and two Chinese patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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

Veeva Systems Inc. | Form 10-Q   57

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

58   Veeva Systems Inc. | Form 10-Q

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

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our solutions, attracting new customers, and generating and maintaining profitability. Currently, our brand may be less recognized by the key decision makers at the potential customers for our newer solutions, and our solutions for companies in industries other than life sciences. Brand promotion activities may not generate customer awareness or increase revenues, and even if they do, any increase in revenues may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses attempting to promote and maintain our brand, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2019, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 60.0% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.

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

Veeva Systems Inc. | Form 10-Q   61

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

In addition, as of January 31, 2019, we had options outstanding that, if exercised, would result in the issuance of additional shares of Class A or Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of January 31, 2019, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of January 31, 2019, are described in note 11 of the notes to our condensed consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

62   Veeva Systems Inc. | Form 10-Q

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
Timothy S. Cabral
Chief Financial Officer
(Principal Financial Officer)

Dated: June 6, 2019

By:	/s/ MICHELE O’CONNOR
Michele O’Connor
Chief Accounting Officer
(Principal Accounting Officer)

Dated: June 6, 2019

66   Veeva Systems Inc. | Form 10-Q