Form 10-Q
period 2019-07-31
VEEVA SYSTEMS INC
filed 2019-09-05
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 001-36121
____________________________________________________________________________________
Veeva Systems Inc.
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________

Delaware	20-8235463
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
4280 Hacienda Drive
Pleasanton, California, 94588
(Address of principal executive offices)
(Registrant’s telephone number, including area code) (925) 452-6500
(Former name, former address and former fiscal year, if changed since last report) N/A
____________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.00001 per share	VEEV	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of August 31, 2019, there were 131,555,292 shares of the Registrant’s Class A common stock outstanding and 16,429,631 shares of the Registrant’s Class B common stock outstanding.

VEEVA SYSTEMS INC.
FORM 10-Q

2	Veeva Systems Inc. | Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information concerning our possible or assumed future results of operations and expenses, business strategies and plans, trends, market sizing, competitive position, industry environment, potential growth opportunities and product capabilities, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “aim,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “strive,” “will,” “would,” or similar expressions and the negatives of those terms.
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

Veeva Systems Inc. | Form 10-Q	3

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)

	July 31, 2019	January 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$827,468	$550,971
Short-term investments	604,688	539,190
Accounts receivable, net of allowance for doubtful accounts of $222 and $468, respectively	145,463	303,465
Unbilled accounts receivable	21,384	18,122
Prepaid expenses and other current assets	21,835	21,666
Total current assets	1,620,838	1,433,414
Property and equipment, net(1)	54,354	54,966
Deferred costs, net	30,205	30,869
Lease right-of-use assets(1)	18,920	—
Goodwill	95,804	95,804
Intangible assets, net	21,438	24,521
Deferred income taxes, noncurrent	6,499	5,938
Other long-term assets	11,795	8,254
Total assets	$1,859,853	$1,653,766
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,613	$9,110
Accrued compensation and benefits	18,003	15,324
Accrued expenses and other current liabilities	15,302	16,145
Income tax payable	5,241	4,086
Deferred revenue	329,053	356,357
Lease liabilities(1)	6,729	—
Total current liabilities	382,941	401,022
Deferred income taxes, noncurrent	8,444	6,095
Lease liabilities, noncurrent(1)	15,518	—
Other long-term liabilities	7,933	8,900
Total liabilities	414,836	416,017
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 131,368,003 and 125,980,019 issued and outstanding at July 31, 2019 and January 31, 2019, respectively	1	1
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 16,480,631 and 20,210,060 issued and outstanding at July 31, 2019 and January 31, 2019, respectively	—	—
Additional paid-in capital	673,878	617,623
Accumulated other comprehensive income	(93)	928
Retained earnings(1)	771,231	619,197
Total stockholders’ equity	1,445,017	1,237,749
Total liabilities and stockholders’ equity	$1,859,853	$1,653,766

See Notes to Condensed Consolidated Financial Statements.
_________________________________________________________

(1)
We adopted ASU 2016-02, “Leases” (Topic 842) using the modified retrospective method as of February 1, 2019 and elected the transition option that allows us not to restate the comparative periods in our financial statements in the year of adoption.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
	(Unaudited)
Revenues:
Subscription services	$217,312	$169,592	$415,427	$325,595
Professional services and other	49,588	40,017	96,225	79,561
Total revenues	266,900	209,609	511,652	405,156
Cost of revenues(1):
Cost of subscription services	31,480	29,146	61,858	59,059
Cost of professional services and other	38,738	30,080	73,863	60,322
Total cost of revenues	70,218	59,226	135,721	119,381
Gross profit	196,682	150,383	375,931	285,775
Operating expenses(1):
Research and development	51,146	38,826	96,119	76,023
Sales and marketing	45,821	38,222	85,438	72,607
General and administrative	25,859	20,517	49,349	40,371
Total operating expenses	122,826	97,565	230,906	189,001
Operating income	73,856	52,818	145,025	96,774
Other income, net	7,332	3,342	13,493	5,481
Income before income taxes	81,188	56,160	158,518	102,255
Provision for income taxes	1,946	5,874	5,827	7,659
Net income	$79,242	$50,286	$152,691	$94,596
Net income attributable to Class A and Class B common stockholders, basic and diluted	$79,242	$50,286	$152,691	$94,596
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.54	$0.35	$1.04	$0.66
Diluted	$0.50	$0.32	$0.96	$0.61
Weighted-average shares used to compute net income per share attributable to Class A and Class B common stockholders:
Basic	147,510	143,748	147,116	143,271
Diluted	158,675	155,416	158,339	155,227
Other comprehensive income:
Net change in unrealized gain on available-for-sale investments	$461	$357	$1,423	$662
Net change in cumulative foreign currency translation loss	(1,742)	(1,572)	(2,444)	(2,381)
Comprehensive income	$77,961	$49,071	$151,670	$92,877

_________________________________________________________

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$583	$416	$968	$761
Cost of professional services and other	4,458	2,657	7,436	4,985
Research and development	9,509	5,795	15,833	10,462
Sales and marketing	7,177	4,830	12,325	8,918
General and administrative	6,643	6,020	12,564	11,603
Total stock-based compensation	$28,370	$19,718	$49,126	$36,729

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Three months ended July 31, 2019						Three months ended July 31, 2018
	Class A & B Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity	Class A & B Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount					Shares	Amount
	(Unaudited)
Balances at beginning of period	147,030,464	$1	$641,925	$691,989	$1,188	$1,335,103	143,176,585	$1	$539,665	$433,675	$1,096	$974,437
Cumulative effect adjustment for Topic 842 adoption(1)	—	$—	$—	$—	$—	—	—	—	$—	$—	$—	$—
Issuance of common stock upon exercise of stock options	488,538	—	3,476	—	—	3,476	624,571	—	7,041	—	—	$7,041
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	—	$—
Issuance of common stock upon vesting of restricted stock units	329,632	—	—	—	—	—	343,332	—	—	—	—	$—
Stock-based compensation expense	—	—	28,477	—	—	28,477	—	—	19,827	—	—	$19,827
Excess tax benefits from employee stock plans	—	—	—	—	—	—	—	—	—	—	—	$—
Other comprehensive income	—	—	—	—	(1,281)	(1,281)	—	—	—	—	(1,215)	$(1,215)
Net income	—	—	—	79,242	—	79,242	—	—	—	50,286	—	$50,286
Balances at end of period	147,848,634	$1	$673,878	$771,231	$(93)	$1,445,017	144,144,488	$1	$566,533	$483,961	$(119)	$1,050,376

	Six months ended July 31, 2019						Six months ended July 31, 2018
	Class A & B Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity	Class A & B Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount					Shares	Amount
	(Unaudited)
Balances at beginning of period	146,190,079	$1	$617,623	$619,197	$928	$1,237,749	142,069,396	$1	$515,272	$389,365	$1,600	$906,238
Cumulative effect adjustment for Topic 842 adoption(1)	—	$—	$—	$(657)	$—	(657)	—	$—	$—	$—	$—	$—
Issuance of common stock upon exercise of stock options	1,014,592	—	6,915	—	—	6,915	1,412,949	—	14,370	—	—	$14,370
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	—	$—
Issuance of common stock upon vesting of restricted stock units	643,963	—	—	—	—	—	662,143	—	—	—	—	$—
Stock-based compensation expense	—	—	49,340	—	—	49,340	—	—	36,891	—	—	$36,891
Excess tax benefits from employee stock plans	—	—	—	—	—	—	—	—	—	—	—	$—
Other comprehensive income	—	—	—	—	(1,021)	(1,021)	—	—	—	—	(1,719)	$(1,719)
Net income	—	—	—	152,691	—	152,691	—	—	—	94,596	—	$94,596
Balances at end of period	147,848,634	$1	$673,878	$771,231	$(93)	$1,445,017	144,144,488	$1	$566,533	$483,961	$(119)	$1,050,376

See Notes to Condensed Consolidated Financial Statements.
_________________________________________________________

(1)
We adopted ASU 2016-02, “Leases” (Topic 842) using the modified retrospective method as of February 1, 2019 and elected the transition option that allows us not to restate the comparative periods in our financial statements in the year of adoption.

6	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
	(Unaudited)
Cash flows from operating activities
Net income	$79,242	$50,286	$152,691	$94,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,561	3,498	10,999	7,094
Accretion of discount on short-term investments	(1,096)	(353)	(2,274)	(532)
Stock-based compensation	28,370	19,718	49,126	36,729
Amortization of deferred costs	4,843	4,583	9,692	9,102
Deferred income taxes	921	868	1,339	818
(Gain) Loss on foreign currency from mark-to-market derivative	42	(186)	(38)	(163)
Bad debt expense (recovery)	(159)	(58)	(312)	178
Changes in operating assets and liabilities:
Accounts receivable	18,804	43,103	158,314	112,695
Unbilled accounts receivable	1,982	2,858	(3,262)	(1,429)
Deferred costs	(4,427)	(3,371)	(9,028)	(6,922)
Income taxes	611	1,992	949	(504)
Prepaid expenses and other current and long-term assets	(1,338)	(2,796)	(4,097)	(3,509)
Accounts payable	379	(1,443)	(37)	538
Accrued expenses and other current liabilities	2,672	(1,540)	1,913	(4,104)
Deferred revenue	(35,225)	(30,406)	(27,311)	(7,756)
Lease liabilities	(1,889)	—	(3,518)	—
Other long-term liabilities	1,180	60	1,616	567
Net cash provided by operating activities	100,473	86,813	336,762	237,398
Cash flows from investing activities
Purchases of short-term investments	(209,195)	(181,069)	(438,089)	(374,231)
Maturities and sales of short-term investments	187,772	141,266	376,737	317,810
Purchases of property and equipment	(1,092)	(686)	(2,286)	(1,395)
Capitalized internal-use software development costs	(286)	(284)	(705)	(514)
Net cash used in investing activities	(22,801)	(40,773)	(64,343)	(58,330)
Cash flows from financing activities
Reduction of lease liabilities - finance leases	(239)	—	(488)	—
Proceeds from exercise of common stock options	3,620	7,022	7,011	14,861
Net cash provided by financing activities	3,381	7,022	6,523	14,861
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,742)	(1,565)	(2,444)	(2,376)
Net change in cash, cash equivalents, and restricted cash	79,311	51,497	276,498	191,553
Cash, cash equivalents, and restricted cash at beginning of period	749,365	461,443	552,178	321,387
Cash, cash equivalents, and restricted cash at end of period	$828,676	$512,940	$828,676	$512,940

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$827,468	$511,735	$827,468	$511,735
Restricted cash included in other long-term assets	1,208	1,205	1,208	1,205
Total cash, cash equivalents, and restricted cash at end of period	$828,676	$512,940	$828,676	$512,940

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$882	$6,455	$3,265	$10,571
Excess tax benefits from employee stock plans	$17,026	$9,347	$30,578	$19,026
Non-cash investing and financing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$97	$80	$(537)	$179

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

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
The condensed consolidated balance sheet as of January 31, 2019 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive income, and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2020 or any other period.
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

Revenue Recognition
We derive our revenues primarily from subscription services and professional services. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training, and managed services related to our solutions. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
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
Professional Services and Other Revenues
The majority of our professional services arrangements are billed on a time and materials basis and revenues are recognized over time based on time incurred and contractually agreed upon rates. Certain professional services revenues are billed on a fixed fee basis and revenues are typically recognized over time based on the proportion of total services performed. Data services and training revenues are generally recognized as the services are performed.
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

Veeva Systems Inc. | Form 10-Q	9

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
Certain Risks and Concentrations of Credit Risk
Our revenues are derived from subscription services, professional services and other services delivered primarily to the life sciences industry. We operate in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs, the emergence of competitive products or services with new capabilities, and other factors could negatively impact our operating results.
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
We do not require collateral from our customers and generally require payment within 30 days to 60 days of billing. We periodically evaluate the collectibility of our accounts receivable and provide an allowance for doubtful accounts as necessary, based on historical experience. Historically, losses related to lack of collectibility have not been material.
The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	July 31, 2019	January 31, 2019
Customer 1	*	17%
Customer 2	*	10%

_________________________________________________________

*	Does not exceed 10%.
No single customer represented over 10% of total revenues in the condensed consolidated statements of comprehensive income for the three and six months ended July 31, 2019 and 2018.
New Accounting Pronouncements Adopted in Fiscal 2020
Statement of Stockholders’ Equity
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule was effective November 5, 2018. As permitted by the SEC, we are presenting this analysis beginning in this Form 10-Q for the three and six months ended July 31, 2019 and 2018.

10	Veeva Systems Inc. | Form 10-Q

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
The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients,’ which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all of our leases. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We did not apply the practical expedient for our office leases, which would have allowed us to combine lease and non-lease components for all of our office leases. However, we have applied the practical expedient for equipment leases, which has allowed us to combine lease and non-lease components for all of our equipment leases.
The most significant impact was the recognition of ROU assets and lease liabilities on our balance sheet. Adoption of Topic 842 had no material impact to our condensed consolidated statement of comprehensive income and no material impact to cash provided by or used in operating, financing or investing on our condensed consolidated statement of cash flows.
Fair Value Measurement
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. We early adopted this new standard during the fiscal quarter ended July 31, 2019. Because we do not have such transfers or Level 3 financial assets, this standard does not apply to our current disclosures, and it did not impact our previously reported financial statements for periods ended on or prior to July 31, 2019.
Note 2. Short-Term Investments
At July 31, 2019, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$3,500	$8	$—	$3,508
Asset-backed securities	82,825	178	(51)	82,952
Commercial paper	12,265	8	—	12,273
Corporate notes and bonds	223,632	989	(79)	224,542
Foreign government bonds	1,501	—	(3)	1,498
U.S. agency obligations	3,000	—	—	3,000
U.S. treasury securities	276,655	326	(66)	276,915
Total available-for-sale securities	$603,378	$1,509	$(199)	$604,688

Veeva Systems Inc. | Form 10-Q	11

At January 31, 2019, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$6,001	$10	$(1)	$6,010
Asset-backed securities	78,682	13	(300)	78,395
Commercial paper	9,118	1	(2)	9,117
Corporate notes and bonds	185,409	178	(457)	185,130
Foreign government bonds	1,502	—	(11)	1,491
U.S. agency obligations	15,912	2	(2)	15,912
U.S. treasury securities	243,119	78	(62)	243,135
Total available-for-sale securities	$539,743	$282	$(835)	$539,190

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	July 31, 2019	January 31, 2019
Due in one year or less	$366,791	$377,858
Due in greater than one year	237,897	161,332
Total	$604,688	$539,190

We have certain available-for-sale securities in a gross unrealized loss position, some of which have been in that position for more than 12 months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, our financial position and near-term prospects and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, we would write down the respective investment to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized as other income, net in our condensed consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income. There were no impairments considered other-than-temporary as of July 31, 2019 and January 31, 2019.
The following table shows the fair values of these available-for-sale securities that have been in a gross unrealized loss position for more than 12 months, aggregated by investment category as of July 31, 2019 (in thousands):

	Fair value	Gross unrealized losses
Asset-backed securities	$28,876	$(51)
Corporate notes and bonds	48,744	(79)
Foreign government bonds	1,498	(3)
U.S. treasury securities	91,766	(66)

12	Veeva Systems Inc. | Form 10-Q

The following table shows the fair values of these available-for-sale securities that have been in a gross unrealized loss position for more than 12 months, aggregated by investment category as of January 31, 2019 (in thousands):

	Fair value	Gross unrealized losses
Certificates of deposits	$999	$(1)
Asset-backed securities	69,131	(300)
Commercial paper	7,155	(2)
Corporate notes and bonds	121,006	(457)
Foreign government bonds	1,490	(11)
U.S. agency obligations	14,928	(2)
U.S. treasury securities	130,785	(62)

Note 3. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $30.2 million and $30.9 million as of July 31, 2019 and January 31, 2019, respectively. For the three and six months ended July 31, 2019, amortization expense for the deferred costs was $4.8 million and $9.7 million, respectively. For the three and six months ended July 31, 2018 , amortization expense for the deferred costs was $4.6 million and $9.1 million, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 4. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	July 31, 2019	January 31, 2019
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	20,917	20,911
Equipment and computers	8,729	7,945
Furniture and fixtures	11,558	11,230
Leasehold improvements	7,582	6,790
Construction in progress	906	330
	73,716	71,230
Less accumulated depreciation	(19,362)	(16,264)
Total property and equipment, net	$54,354	$54,966

Total depreciation expense was $2.1 million and $4.1 million for the three and six months ended July 31, 2019, respectively, and $1.6 million and $3.2 million for the three and six months ended July 31, 2018. Land is not depreciated.

Veeva Systems Inc. | Form 10-Q	13

Note 5. Intangible Assets
The following schedule presents the details of intangible assets as of July 31, 2019 (dollar amounts in thousands):

	July 31, 2019
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$3,880	$(3,853)	27	0.7
Database	4,939	(4,699)	240	0.7
Customer contracts and relationships	33,643	(14,027)	19,616	6.2
Software	10,867	(9,312)	1,555	0.7
Brand	1,141	(1,141)	—	0.0
	$54,470	$(33,032)	21,438

The following schedule presents the details of intangible assets as of January 31, 2019 (dollar amounts in thousands):

	January 31, 2019
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$3,880	$(3,834)	46	1.2
Database	4,939	(4,521)	418	1.2
Customer contracts and relationships	33,643	(12,350)	21,293	6.6
Software	10,867	(8,156)	2,711	1.2
Brand	1,141	(1,088)	53	0.2
	$54,470	$(29,949)	24,521

Amortization expense associated with intangible assets was $1.5 million and $3.1 million for the three and six months ended July 31, 2019, respectively, and $1.8 million and $3.6 million for the three and six months ended July 31, 2018.
The estimated amortization expense for intangible assets, for the next five years and thereafter is as follows as of July 31, 2019 (in thousands):

Period	Estimated amortization expense

Remaining for Fiscal 2020	$2,979
Fiscal 2021	3,629
Fiscal 2022	3,182
Fiscal 2023	3,182
Fiscal 2024	3,182
Thereafter	5,284
Total	$21,438

14	Veeva Systems Inc. | Form 10-Q

Note 6. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	July 31, 2019	January 31, 2019
Accrued commissions	$1,763	$2,633
Accrued bonus	3,073	2,848
Accrued vacation	4,187	3,110
Payroll tax payable	6,623	1,971
Accrued other compensation and benefits	2,357	4,762
Total accrued compensation and benefits	$18,003	$15,324
Accrued fees payable to salesforce.com	5,654	5,242
Accrued third-party professional services subcontractors' fees	966	1,619
Taxes payable	3,413	2,805
Other accrued expenses	5,269	6,479
Total accrued expenses and other current liabilities	$15,302	$16,145

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of July 31, 2019 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$17,180	$—	$17,180
Commercial paper	—	5,609	5,609
Corporate notes and bonds	—	2,647	2,647
Short-term investments:
Certificates of deposits	—	3,508	3,508
Asset-backed securities	—	82,952	82,952
Commercial paper	—	12,273	12,273
Corporate notes and bonds	—	224,542	224,542
Foreign government bonds	—	1,498	1,498
U.S. agency obligations	—	3,000	3,000
U.S. treasury securities	—	276,915	276,915
Total	$17,180	$612,944	$630,124
Liabilities
Foreign currency derivative contracts	—	49	49
Total	$—	$49	$49

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2019 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$39,168	$—	$39,168
Corporate notes and bonds	—	1,034	1,034
U.S. treasury securities	—	41,505	41,505
Short-term investments:
Certificates of deposits	—	6,010	6,010
Asset-backed securities	—	78,395	78,395
Commercial paper	—	9,117	9,117
Corporate notes and bonds	—	185,130	185,130
Foreign government bonds	—	1,491	1,491
U.S. agency obligations	—	15,912	15,912
U.S. treasury securities	—	243,135	243,135
Total	$39,168	$581,729	$620,897
Liabilities
Foreign currency derivative contracts	—	88	88
Total	$—	$88	$88

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

Balance Sheet Hedges
We enter into foreign currency forward contracts (the “Forward Contracts”) in order to hedge our foreign currency exposure. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into Forward Contracts and holding them to maturity, we are locked into a future currency exchange rate in an amount equal to and for the terms of the Forward Contracts. We account for derivative instruments at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. We recognized realized foreign currency losses of $1.1 million and $1.2 million during the three and six months ended July 31, 2019, respectively, on hedging. Immaterial realized foreign currency losses and gains on hedging were recognized during the three and six months ended July 31, 2018, respectively.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	July 31, 2019	January 31, 2019
Notional amount of foreign currency derivative contracts	$(65,258)	$(5,112)
Fair value of foreign currency derivative contracts	(65,209)	(5,024)

Details on outstanding balance sheet hedges are presented below as of the date shown below (in thousands):

		July 31, 2019	January 31, 2019
Derivative Liabilities	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses	49	88

Note 8. Income Taxes
For the three months ended July 31, 2019 and 2018, our effective tax rates were 2.4% and 10.5%, respectively. During the three months ended July 31, 2019 as compared to the prior year period, our effective tax rate decreased primarily due to an increase in excess tax benefits related to equity compensation. We recognized such excess tax benefits in our provision for income taxes of $17.0 million and $9.3 million for the three months ended July 31, 2019 and 2018, respectively.
For the six months ended July 31, 2019 and 2018, our effective tax rates were 3.7% and 7.5%, respectively. During the six months ended July 31, 2019 as compared to the prior year period, our effective tax rate decreased primarily due to an increase in excess tax benefits related to equity compensation. We recognized such excess tax benefits in our provision for income taxes of $30.6 million and $19.0 million for the six months ended July 31, 2019 and 2018, respectively.
Note 9. Deferred Revenue and Performance Obligations
Of the beginning deferred revenue balance for the respective periods, we recognized $165.1 million and $239.1 million of subscription services revenue during the three and six months ended July 31, 2019, respectively, and $135.2 million and $187.9 million during the three and six months ended July 31, 2018, respectively. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was immaterial.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. We applied the practical expedient in accordance with Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (Topic 606) to exclude the amounts related to professional services contracts as these contracts generally have a remaining duration of one year or less. Revenue from remaining performance obligations for professional services contracts as of July 31, 2019 was immaterial.

Veeva Systems Inc. | Form 10-Q	17

As of July 31, 2019, approximately $659.0 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately $495.4 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
Note 10. Leases
We have operating and finance leases for corporate offices, data centers, and certain equipment. Our leases have various expiration dates through 2029, some of which include options to extend the leases for up to nine years.
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
For the three and six months ended July 31, 2019, our operating lease expense was $1.7 million and $3.2 million, respectively. Our finance lease expense was immaterial for the three and six months ended July 31, 2019, respectively.
Supplemental cash flow information related to leases was as follows (in thousands):

Six months ended July 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,389
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,527

18	Veeva Systems Inc. | Form 10-Q

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

As of July 31, 2019
Operating Leases
Lease right-of-use-assets	$18,920
Lease liabilities	$5,773
Lease liabilities, noncurrent	14,690
Total operating lease liabilities	$20,463
Finance Leases
Property and equipment, at cost	$1,632
Accumulated depreciation	(612)
Property and equipment, net	$1,020
Lease liabilities	$956
Lease liabilities, noncurrent	829
Total finance lease liabilities	$1,785
Weighted Average Remaining Lease Term
Operating leases	4.3 years
Finance leases	1.8 years
Weighted Average Remaining Discount Rate
Operating leases	4.3%
Finance leases	4.3%

Maturities of lease liabilities were as follows (in thousands):

Period	Operating leases	Finance leases
Remaining for Fiscal 2020	$3,281	$505
Fiscal 2021	6,107	1,011
Fiscal 2022	4,983	337
Fiscal 2023	3,215	—
Fiscal 2024	2,535	—
Thereafter	2,289	—
Total lease payments	22,410	1,853
Less imputed interest	(1,947)	(68)
Total	$20,463	$1,785

Future minimum lease payments under non-cancelable operating leases as of January 31, 2019 under ASC 840 were as follows (in thousands):

Period	Operating leases
Fiscal 2020	$5,079
Fiscal 2021	4,843
Fiscal 2022	4,063
Fiscal 2023	2,534
Fiscal 2024	1,884
Thereafter	1,495
Total	$19,898

As of July 31, 2019, we have additional operating leases, primarily for office leases, that have not yet commenced of $9.8 million. These operating leases will commence during the current fiscal year ending January 31, 2020 with lease terms of less than one year to ten years.

Veeva Systems Inc. | Form 10-Q	19

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
Stock Option Activity
A summary of stock option activity for the six months ended July 31, 2019 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at January 31, 2019	12,961,397	$19.43	5.4	$1,161,695,032
Options granted	1,355,345	134.98
Options exercised	(1,014,592)	6.81
Options forfeited/cancelled	(196,824)	53.45
Options outstanding at July 31, 2019	13,105,326	$31.85	5.4	$1,756,820,772
Options vested and exercisable at July 31, 2019	6,478,882	$5.83	3.6	$1,037,073,153
Options vested and exercisable at July 31, 2019 and expected to vest thereafter	13,105,326	$31.85	5.4	$1,756,820,772

During the three and six months ended July 31, 2019, we granted 40,970 and 1,355,345 stock options, respectively, under the 2013 Equity Incentive Plan (2013 EIP). The options granted during the six months ended July 31, 2019 reflects grants predominantly made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $66.63 and $58.55 for the three and six months ended July 31, 2019, respectively.
As of July 31, 2019, there was $152.4 million in unrecognized compensation cost related to unvested stock options granted under the 2007 Stock Plan, 2012 Equity Incentive Plan and 2013 EIP. This cost is expected to be recognized over a weighted average period of 3.8 years.
As of July 31, 2019, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
The total intrinsic value of options exercised was approximately $75.0 million and $135.8 million for the three and six months ended July 31, 2019, respectively.
Restricted Stock Units
A summary of restricted stock unit (RSU) activity for the six months ended July 31, 2019 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2019	2,359,132	$54.73
RSUs granted	226,058	135.39
RSUs vested	(644,003)	50.78
RSUs forfeited/cancelled	(129,887)	58.32
Balance at July 31, 2019	1,811,300	$65.94

During the three months ended July 31, 2019, we granted 32,285 RSUs under the 2013 EIP with a weighted-average grant date fair value of $160.14. During the six months ended July 31, 2019, we granted 226,058 RSUs under the 2013 EIP with a weighted-average grant date fair value of $135.39.

20	Veeva Systems Inc. | Form 10-Q

As of July 31, 2019, there was a total of $108.9 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years. The total intrinsic value of RSUs vested was $50.3 million and $88.0 million for the three and six months ended July 31, 2019, respectively.
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
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Volatility	41%	—%	41%	41%
Expected term (in years)	6.25	—	5.75 - 6.35	6.35
Risk-free interest rate	1.81% - 2.23%	—%	1.81% - 2.52%	2.73%
Dividend yield	—%	—%	—%	—%

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

Volatility	41%
Expected term (in years)	10.00
Risk-free interest rate	2.53%
Dividend yield	—%

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

Veeva Systems Inc. | Form 10-Q	21

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

22	Veeva Systems Inc. | Form 10-Q

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Three months ended July 31,				Six months ended July 31,
	2019		2018		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income	$70,154	$9,088	$42,326	$7,960	$133,773	$18,918	$79,137	$15,459
Undistributed earnings allocated to participating securities	—	—	—	—	—	—	—	—
Net income attributable to common stockholders, basic	$70,154	$9,088	$42,326	$7,960	$133,773	$18,918	$79,137	$15,459
Denominator
Weighted average shares used in computing net income per share attributable to common stockholders, basic	130,592	16,918	120,994	22,754	128,888	18,228	119,857	23,414
Net income per share attributable to common stockholders, basic	$0.54	$0.54	$0.35	$0.35	$1.04	$1.04	$0.66	$0.66
Diluted
Numerator
Net income attributable to common stockholders, basic	$70,154	$9,088	$42,326	$7,960	$133,773	$18,918	$79,137	$15,459
Reallocation as a result of conversion of Class B to Class A common stock:
Net income attributable to common stockholders, basic	9,088	—	7,960	—	18,918	—	15,459	—
Reallocation of net income to Class B common stock	—	4,937	—	3,177	—	9,482	—	6,096
Net income attributable to common stockholders, diluted	$79,242	$14,025	$50,286	$11,137	$152,691	$28,400	$94,596	$21,555
Denominator
Number of shares used for basic EPS computation	130,592	16,918	120,994	22,754	128,888	18,228	119,857	23,414
Conversion of Class B to Class A common stock	16,918	—	22,754	—	18,228	—	23,414	—
Effect of potentially dilutive common shares	11,165	11,165	11,668	11,668	11,223	11,223	11,956	11,956
Weighted average shares used in computing net income per share attributable to common stockholders, diluted	158,675	28,083	155,416	34,422	158,339	29,451	155,227	35,370
Net income per share attributable to common stockholders, diluted	$0.50	$0.50	$0.32	$0.32	$0.96	$0.96	$0.61	$0.61

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	1,328,474	3,157,436	841,654	3,123,695

Veeva Systems Inc. | Form 10-Q	23

Note 13. Commitments and Contingencies
Litigation
IQVIA Litigation Matters.
Veeva OpenData and Veeva Network Action.
On January 10, 2017, IQVIA Inc. (formerly Quintiles IMS Incorporated) and IMS Software Services, Ltd. (collectively, “IQVIA”) filed a complaint against us in the U.S. District Court for the District of New Jersey (IQVIA Inc. v. Veeva Systems Inc. (No. 2:17-cv-00177)) (“OpenData and Network Action”). In the complaint, IQVIA alleges that we have used unauthorized access to proprietary IQVIA data to improve our software and data products, and that our software is designed to steal IQVIA trade secrets. IQVIA further alleges that we have intentionally gained unauthorized access to IQVIA proprietary information to gain an unfair advantage in marketing our products and that we have made false statements concerning IQVIA’s conduct and our data security capabilities. IQVIA asserts claims under both federal and state misappropriation of trade secret laws, federal false advertising law, and common law claims for unjust enrichment, tortious interference, and unfair trade practices. The complaint seeks declaratory and injunctive relief and unspecified monetary damages.
On March 13, 2017, we filed our answer and counterclaims in the OpenData and Network Action. Our counterclaims allege that IQVIA has abused monopoly power as the dominant provider of data products for life sciences companies to exclude Veeva OpenData and Veeva Network from their respective markets. The counterclaims allege that IQVIA has engaged in various tactics to prevent customers from using our applications and has deliberately raised costs and difficulty for customers attempting to switch from IQVIA to our data products. As amended, our counterclaims assert federal and state antitrust claims, as well as claims under California’s Unfair Practices Act and common law claims for intentional interference with contractual relations, intentional interference with prospective economic advantage, and negligent misrepresentation. The counterclaims seek injunctive relief, monetary damages exceeding $200 million, and attorneys’ fees.
On May 3, 2017, in lieu of filing an answer, IQVIA filed a motion to dismiss our counterclaims. On October 3, 2018, the court denied IQVIA’s motion to dismiss and allowed our antitrust claims to proceed. In addition, on December 3, 2018, we filed an amended answer and counterclaims. IQVIA filed its answer and affirmative defenses on December 21, 2018.
There are no motions currently pending in the OpenData and Network Action that have the potential to end the case prior to trial. Discovery in that case is currently in process. Although no trial date has been set, we expect, based on the current case schedule, that trial could take place in 2021.
While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that IQVIA’s claims lack merit.
Veeva Nitro Action.
On July 18, 2019, we filed a lawsuit against IQVIA in the U.S. District Court for the Northern District of California (Veeva Systems Inc. v. IQVIA Inc. (No. 3:19-cv-04137)) (“Veeva Nitro Action”), alleging that IQVIA engaged in anticompetitive conduct as to Veeva Nitro. Our complaint asserts federal and state antitrust claims, as well as claims under California’s Unfair Competition Law and common law claims for intentional interference with contractual relations and intentional interference with prospective economic advantage. The complaint seeks injunctive relief and monetary damages. Knowing that we were going to file an antitrust lawsuit for damages imminently, IQVIA preemptively filed a lawsuit in the U.S. District Court for the District of New Jersey (IQVIA Inc. v. Veeva Systems Inc. (No. 2:19-cv-15517)) (“IQVIA Declaratory Action”) on July 17, 2019, seeking a declaratory judgment that IQVIA is not liable to Veeva for disallowing use of IQVIA’s data products in Veeva Nitro or any later-introduced Veeva SaaS products. The IQVIA Declaratory Action does not seek any monetary relief.
On July 29, 2019, we filed a motion to dismiss the IQVIA Declaratory Action or, in the alternative, transfer the action to the Northern District of California. On August 15, 2019, IQVIA filed a motion to dismiss the Veeva Nitro Action or, in the alternative, stay or transfer the action to the District of New Jersey. Both motions are pending.
While it is not certain where the claims involving Veeva Nitro will ultimately be adjudicated, we believe that the IQVIA Declaratory Action lacks merit and that the Veeva Nitro Action should be allowed to proceed.

24	Veeva Systems Inc. | Form 10-Q

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
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
Value-Added Reseller Agreement
We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce1 Platform in combination with our developed technology to deliver certain of our multichannel CRM applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met our first minimum order requirement commitment of $250 million, and as of July 31, 2019, we remained obligated to pay fees of at least $179.2 million prior to September 1, 2025 in connection with this agreement.
Note 14. Revenues by Product
Our industry cloud solutions are grouped into two key product areas—Veeva Commercial Cloud and Veeva Vault. Veeva Commercial Cloud is a suite of multichannel CRM applications, territory allocation and alignment applications, master data management applications, customer reference and key opinion leader data, and data services. Veeva Vault is a unified suite of cloud-based, enterprise content and data management applications.

Veeva Systems Inc. | Form 10-Q	25

Total revenues consist of the following (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Subscription services
Veeva Commercial Cloud	$112,593	$97,927	218,390	$191,038
Veeva Vault(1)	104,719	71,665	197,037	134,557
Total subscription services	$217,312	$169,592	$415,427	$325,595
Professional services
Veeva Commercial Cloud	$16,571	$14,770	33,792	$30,931
Veeva Vault(1)	33,017	25,247	62,433	48,630
Total professional services	$49,588	$40,017	$96,225	$79,561
Total revenues	$266,900	$209,609	$511,652	$405,156

_________________________________________________________

(1)	Veeva Vault revenues includes revenue from legacy Zinc Ahead products.
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

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Revenues by geography
North America	$145,305	$117,158	$277,436	$226,435
Europe and other	84,460	62,087	162,714	119,069
Asia Pacific	37,135	30,364	71,502	59,652
Total revenues	$266,900	$209,609	$511,652	$405,156

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	July 31,	January 31,
	2019	2019
Long-lived assets by geography
North America	$50,088	$51,748
Europe and other	2,666	1,783
Asia Pacific	1,600	1,435
Total long-lived assets	$54,354	$54,966

26	Veeva Systems Inc. | Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report. In addition to historical condensed consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
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
In our fiscal year ended January 31, 2019, we derived approximately 57% and 53% of our subscription services and total revenues, respectively, from our Veeva Commercial Cloud solutions. In our fiscal year ended January 31, 2019, we derived approximately 43% and 47% of our subscription services and total revenues, respectively, from our Veeva Vault solutions. For the six months ended July 31, 2019, we derived approximately 53% and 49% of our subscription services revenues and total revenues, respectively, from our Veeva Commercial Cloud solutions. For the six months ended July 31, 2019, we derived approximately 47% and 51% of our subscription services revenues and total revenues, respectively, from our Veeva Vault solutions. The contribution of subscription services revenues and total revenues associated with our Veeva Vault solutions are expected to continue to increase as a percentage of subscription services revenues and total revenues going forward. We also offer certain of our solutions outside the life sciences industry in North America and Europe.
For our fiscal years ended January 31, 2019, 2018, and 2017, our total revenues were $862.2 million, $690.6 million, and $550.5 million, respectively, representing year-over-year growth in total revenues of 25% in fiscal year ended January 31, 2019 and 25% in fiscal year ended January 31, 2018. For our fiscal years ended January 31, 2019, 2018, and 2017, our subscription services revenues were $694.5 million, $559.4 million, and $440.8 million, respectively, representing year-over-year growth in subscription services revenues of 24% in fiscal year ended January 31, 2019 and 27% in fiscal year ended January 31, 2018. We expect the growth rate of our total revenues and subscription services revenues to decline in the future. We generated net income of $229.8 million, $151.2 million, and $77.6 million for our fiscal years ended January 31, 2019, 2018, and 2017, respectively.
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
For the six months ended July 31, 2019 and 2018, our total revenues were $511.7 million and $405.2 million, respectively, representing period-over-period growth in total revenues of 26%. For the six months ended July 31, 2019 and 2018, our subscription services revenues were $415.4 million and $325.6 million, respectively, representing period-over-period growth in subscription services revenues of 28%. We generated net income of $152.7 million and $94.6 million for the six months ended July 31, 2019 and 2018, respectively.

Veeva Systems Inc. | Form 10-Q	27

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
We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training, and managed services related to our solutions. For the six months ended July 31, 2019, subscription services revenues constituted 81% of total revenues and professional services and other revenues constituted 19% of total revenues.
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

28	Veeva Systems Inc. | Form 10-Q

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
We utilize our own professional services personnel and, in certain cases, third-party subcontractors to perform our professional services engagements with customers. The majority of our professional services arrangements are billed on a time and materials basis and revenues are recognized over time based on time incurred and contractually agreed upon rates. Certain professional services revenues are billed on a fixed fee basis and revenues are typically recognized over time based on the proportion of total services performed. Data services and training revenues are generally recognized as the services are performed. Professional services revenues are affected primarily by our customers’ demands for implementation services, configuration, data services, training, and managed services in connection with our solutions.
Allocated Overhead and Equity Compensation
We accumulate certain costs such as building depreciation, office rent, utilities, and other facilities costs and allocate them across the various departments based on headcount. We refer to these costs as “allocated overhead.” Note that beginning in the fiscal quarter ended April 30, 2019, we implemented a new equity compensation program applicable to the vast majority of our employees, which will increase stock-based compensation expenses allocated to cost of revenues and operating expenses in absolute dollars and as a percentage of revenue during the fiscal year ending January 31, 2020. For details of equity granted the six months ended July 31, 2019, refer to note 11 of the notes to our condensed consolidated financial statements.

Veeva Systems Inc. | Form 10-Q	29

Cost of Revenues
Cost of subscription services revenues for all of our solutions consists of expenses related to our computing infrastructure provided by third parties, including salesforce.com and Amazon Web Services, personnel-related costs associated with hosting our subscription services and providing support, including our data stewards, operating lease expenses associated with computer equipment and software, allocated overhead, amortization expense associated with capitalized internal-use software related to our subscription services, and amortization expense associated with purchased intangibles related to our subscription services. Cost of subscription services revenues for Veeva CRM and certain of our multichannel customer relationship management applications includes fees paid to salesforce.com for our use of the Salesforce1 Platform and the associated hosting infrastructure and data center operations that are provided by salesforce.com. We intend to continue to invest additional resources in our subscription services to enhance our product offerings and increase our delivery capacity. We may add or expand computing infrastructure capacity in the future, migrate to new computing infrastructure service providers, and make additional investments in the availability and security of our solutions.
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
Other Income, Net
Other income, net consists primarily of transaction gains or losses on foreign currency, net of hedging costs, interest income, and amortization of premiums paid on investments.
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

30	Veeva Systems Inc. | Form 10-Q

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
Credit Losses
In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, including subsequent amendments, regarding “Measurement of Credit Losses on Financial Instruments (Topic 326),” which modifies the accounting methodology for most financial instruments. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted. We do not expect this standard to have a material impact on our consolidated financial statements and do not plan to early adopt.

Veeva Systems Inc. | Form 10-Q	31

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$217,312	$169,592	$415,427	$325,595
Professional services and other	49,588	40,017	96,225	79,561
Total revenues	266,900	209,609	511,652	405,156
Cost of revenues(1):
Cost of subscription services	31,480	29,146	61,858	59,059
Cost of professional services and other	38,738	30,080	73,863	60,322
Total cost of revenues	70,218	59,226	135,721	119,381
Gross profit	196,682	150,383	375,931	285,775
Operating expenses(1):
Research and development	51,146	38,826	96,119	76,023
Sales and marketing	45,821	38,222	85,438	72,607
General and administrative	25,859	20,517	49,349	40,371
Total operating expenses	122,826	97,565	230,906	189,001
Operating income	73,856	52,818	145,025	96,774
Other income, net	7,332	3,342	13,493	5,481
Income before income taxes	81,188	56,160	158,518	102,255
Provision for income taxes	1,946	5,874	5,827	7,659
Net income	79,242	50,286	152,691	94,596

________________________________________

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$583	$416	$968	$761
Cost of professional services and other	4,458	2,657	7,436	4,985
Research and development	9,509	5,795	15,833	10,462
Sales and marketing	7,177	4,830	12,325	8,918
General and administrative	6,643	6,020	12,564	11,603
Total stock-based compensation	$28,370	$19,718	$49,126	$36,729

32	Veeva Systems Inc. | Form 10-Q

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	81.4%	80.9%	81.2%	80.4%
Professional services and other	18.6	19.1	18.8	19.6
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of subscription services	11.8	13.9	12.1	14.6
Cost of professional services and other	14.5	14.4	14.4	14.9
Total cost of revenues	26.3	28.3	26.5	29.5
Gross profit	73.7	71.7	73.5	70.5
Operating expenses:
Research and development	19.2	18.5	18.8	18.8
Sales and marketing	17.2	18.2	16.7	17.9
General and administrative	9.7	9.8	9.6	10.0
Total operating expenses	46.1	46.5	45.1	46.7
Operating income	27.6	25.2	28.4	23.8
Other income, net	2.7	1.6	2.6	1.4
Income before income taxes	30.3	26.8	31.0	25.2
Provision for income taxes	0.7	2.8	1.1	1.9
Net income	29.6%	24.0%	29.9%	23.3%

Revenues

	Three months ended July 31,			Six months ended July 31,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Revenues:
Subscription services	$217,312	$169,592	28%	$415,427	$325,595	28%
Professional services and other	49,588	40,017	24	96,225	79,561	21
Total revenues	$266,900	$209,609	27	$511,652	$405,156	26
Percentage of revenues:
Subscription services	81%	81%		81%	80%
Professional services and other	19	19		19	20
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended July 31, 2019 increased $57.3 million, of which $47.7 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $33.0 million of subscription services revenue attributable to Veeva Vault solutions and $14.7 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues was 53% from North America, 32% from Europe and other, and 15% from Asia Pacific for the three months ended July 31, 2019 as compared to subscription services revenues of 54% from North America, 30% from Europe and other, and 16% from Asia Pacific for the three months ended July 31, 2018. Subscription services revenues were 81% of total revenues for the three months ended July 31, 2019 and 2018.
Professional services and other revenues for the three months ended July 31, 2019 increased $9.6 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our Veeva Vault solutions. The geographic mix of professional services and other revenues was 60% from North America, 32% from Europe and other, and 8% from Asia Pacific for the July 31, 2019 as compared to 62% from North America, 28% from Europe and other, and 10% from Asia Pacific for the three months ended July 31, 2018.

Veeva Systems Inc. | Form 10-Q	33

Total revenues for the six months ended July 31, 2019 increased $106.5 million, of which $89.8 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $62.5 million of subscription services revenue attributable to Veeva Vault solutions and $27.3 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues was 53% from North America, 32% from Europe and other, and 15% from Asia Pacific for the six months ended July 31, 2019 as compared to subscription services revenues of 54% from North America, 30% from Europe and other, and 16% from Asia Pacific for the six months ended July 31, 2018. Subscription services revenues were 81% of total revenues for the six months ended July 31, 2019, compared to 80% of total revenues for the six months ended July 31, 2018.
Professional services and other revenues for the six months ended July 31, 2019 increased $16.7 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our Veeva Vault solutions. The geographic mix of professional services and other revenues was 59% from North America, 33% from Europe and other, and 8% from Asia Pacific for the July 31, 2019 as compared to 62% from North America, 28% from Europe and other, and 10% from Asia Pacific for the six months ended July 31, 2018. Over time, we expect the proportion of our total revenues from professional services to continue to decrease.
Cost of Revenues and Gross Profit

	Three months ended July 31,			Six months ended July 31,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$31,480	$29,146	8%	$61,858	$59,059	5%
Cost of professional services and other	38,738	30,080	29	73,863	60,322	22
Total cost of revenues	$70,218	$59,226	19	$135,721	$119,381	14
Gross margin percentage:
Subscription services	86%	83%		85%	82%
Professional services and other	22	25		23	24
Total gross margin percentage	74%	72%		73%	71%
Gross profit	$196,682	$150,383	31%	$375,931	$285,775	32%

Cost of revenues for the three months ended July 31, 2019 increased $11.0 million, of which $2.3 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of end users of our subscription services, which drove an increase of $1.9 million in fees paid to salesforce.com. There was an additional increase of $0.6 million in employee compensation-related costs. This was offset by a decrease in computing infrastructure costs of $0.4 million due to the elimination of duplicate server costs incurred during the prior year period.
Cost of professional services and other for the three months ended July 31, 2019 increased $8.7 million, primarily due to a $7.1 million increase in employee compensation-related costs (includes an increase of $1.8 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period.
Gross margin for the three months ended July 31, 2019 and 2018 was 74% and 72%, respectively. The increase compared to the prior period is largely due to the continued growth of Veeva Vault and our newer multichannel CRM applications that complement Veeva CRM, all of which have higher subscription services gross margins than our core Veeva CRM application.
Cost of revenues for the six months ended July 31, 2019 increased $16.3 million, of which $2.8 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of end users of our subscription services, which drove an increase of $3.4 million in fees paid to salesforce.com. There was an additional increase of $0.8 million in employee compensation-related costs and $0.5 million in data center costs. This was offset by a decrease in computing infrastructure costs of $2.0 million due to the elimination of duplicate server costs during the period. We expect cost of subscription services to increase in absolute dollars in the near term due to increased usage of our subscription services.

34	Veeva Systems Inc. | Form 10-Q

Cost of professional services and other for the six months ended July 31, 2019 increased $13.5 million, primarily due to a $11.4 million increase in employee compensation-related costs (includes an increase of $2.5 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. We expect cost of professional services and other to increase in absolute dollars and as a percentage of revenue in the near term as we add personnel to our global professional services organization and due to the impact of our new equity compensation program described above.
Gross margin for the six months ended July 31, 2019 and 2018 was 73% and 71%, respectively. The increase compared to the prior period is largely due to the continued growth of Veeva Vault and our newer multichannel CRM applications that complement Veeva CRM, all of which have higher subscription services gross margins than our core Veeva CRM application.
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
Research and Development

	Three months ended July 31,			Six months ended July 31,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Research and development	$51,146	$38,826	32%	$96,119	$76,023	26%
Percentage of total revenues	19%	19%		19%	19%

Research and development expenses for the three months ended July 31, 2019 increased $12.3 million, primarily due to an increase of $8.8 million in employee compensation-related costs (includes an increase of $3.7 million in stock-based compensation) resulting from increased headcount during the period. The expansion of our headcount in this area is to support the increased number of products that we offer or may offer in the future. Additionally, there was an increase of $2.4 million in costs for increased computing infrastructure requirements in our research and development organization.
Research and development expenses for the six months ended July 31, 2019 increased $20.1 million, primarily due to an increase of $14.8 million in employee compensation-related costs (includes an increase of $5.4 million in stock-based compensation) resulting from increased headcount during the period. The expansion of our headcount in this area is to support the increased number of products that we offer or may offer in the future. Additionally, there was an increase of $3.8 million in costs for increased computing infrastructure requirements in our research and development organization.
We expect research and development expenses to increase in absolute dollars and may increase as a percentage of revenue in the near term, primarily due to higher headcount as we continue to add research and development personnel, invest in our solutions, and develop new technologies.

Veeva Systems Inc. | Form 10-Q	35

Sales and Marketing

	Three months ended July 31,			Six months ended July 31,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Sales and marketing	$45,821	$38,222	20%	$85,438	$72,607	18%
Percentage of total revenues	17%	18%		17%	18%

Sales and marketing expenses for the three months ended July 31, 2019 increased $7.6 million, primarily due to an increase of $5.8 million in employee compensation-related costs (includes an increase of $2.3 million in stock-based compensation) and an increase of $1.1 million in marketing program costs. The overall increase in employee compensation-related costs was primarily driven by increase in headcount during the period.
Sales and marketing expenses for the six months ended July 31, 2019 increased $12.8 million, primarily due to an increase of $9.7 million in employee compensation-related costs (includes an increase of $3.4 million in stock-based compensation) and an increase of $1.4 million in marketing program costs. The overall increase in employee compensation-related costs was primarily driven by increase in headcount during the period.
We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our newer solutions and our continued expansion of our sales capacity across all our solutions.
General and Administrative

	Three months ended July 31,			Six months ended July 31,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
General and administrative	$25,859	$20,517	26%	$49,349	$40,371	22%
Percentage of total revenues	10%	10%		10%	10%

General and administrative expenses for the three months ended July 31, 2019 increased $5.3 million, primarily due to an increase of $2.2 million in legal fees related to litigation activity during the period and an increase of $2.0 million in employee compensation-related costs (includes an increase of $0.6 million in stock-based compensation). The overall increase in employee compensation-related costs was primarily driven by increase in headcount during the period.
General and administrative expenses for the six months ended July 31, 2019 increased $9.0 million, primarily due to an increase of $4.5 million in legal fees related to litigation activity during the period and an increase of $3.0 million in employee compensation-related costs (includes an increase of $1.0 million in stock-based compensation). The overall increase in employee compensation-related costs was primarily driven by increase in headcount during the period.
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
Other Income, Net

	Three months ended July 31,			Six months ended July 31,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Other income, net	$7,332	$3,342	119%	$13,493	$5,481	146%

36	Veeva Systems Inc. | Form 10-Q

Other income, net for the three months ended July 31, 2019 increased $4.0 million, primarily due to an increase in interest and other income of $3.3 million driven by higher cash and cash equivalent balances and higher yield from cash and cash equivalents and short-term investments in the current period. In addition, there was an increase of $0.7 million in accretion of investments.
Other income, net for the six months ended July 31, 2019 increased $8.0 million, primarily due to an increase in interest and other income of $6.2 million driven by higher cash and cash equivalent balances and higher yield from cash and cash equivalents and short-term investments in the current period. In addition, there was an increase of $1.8 million in accretion of investments.
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
Provision for Income Taxes

	Three months ended July 31,			Six months ended July 31,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Income before income taxes	$81,188	$56,160	45%	$158,518	$102,255	55%
Provision for income taxes	1,946	5,874	(67)%	5,827	7,659	(24)%
Effective tax rate	2.4%	10.5%		3.7%	7.5%

The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes, tax credits, equity compensation, and foreign income subject to taxation in the United States. Future tax rates could be affected by changes in tax laws and regulations or by rulings in tax related litigation, as may be applicable.
For the three months ended July 31, 2019 and 2018, our effective tax rates were 2.4% and 10.5%, respectively. During the three months ended July 31, 2019 as compared to the prior year period, our effective tax rate decreased primarily due to an increase in excess tax benefits related to equity compensation. We recognized such excess tax benefits in our provision for income taxes of $17.0 million and $9.3 million for the three months ended July 31, 2019 and 2018, respectively.
For the six months ended July 31, 2019 and 2018, our effective tax rates were 3.7% and 7.5%, respectively. During the six months ended July 31, 2019 as compared to the prior year period, our effective tax rate decreased primarily due to an increase in excess tax benefits related to equity compensation. We recognized such excess tax benefits in our provision for income taxes of $30.6 million and $19.0 million for the six months ended July 31, 2019 and 2018, respectively.
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

Veeva Systems Inc. | Form 10-Q	37

•
Stock-based compensation expenses. We exclude stock-based compensation expenses from our non-GAAP measures primarily because they are non-cash expenses that we exclude from our internal management reporting processes. We also find it useful to exclude these expenses when we assess the appropriate level of various operating expenses and resource allocations when budgeting, planning, and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, we believe excluding stock-based compensation expenses allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies.

•
Amortization of purchased intangibles. We incur amortization expense for purchased intangible assets in connection with acquisitions of certain businesses and technologies. Amortization of intangible assets is a non-cash expense and is inconsistent in amount and frequency because it is significantly affected by the timing, size of acquisitions, and the inherent subjective nature of purchase price allocations. Because these costs have already been incurred and cannot be recovered, and are non-cash expenses, we exclude these expenses for internal management reporting processes. We also find it useful to exclude these charges when assessing the appropriate level of various operating expenses and resource allocations when budgeting, planning, and forecasting future periods. Investors should note that the use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well.

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

38	Veeva Systems Inc. | Form 10-Q

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Operating income on a GAAP basis	$73,856	$52,818	$145,025	$96,774
Stock-based compensation expense	28,370	19,718	49,126	36,729
Amortization of purchased intangibles	1,513	1,783	3,083	3,631
Deferred compensation associated with Zinc Ahead acquisition	—	129	—	258
Operating income on a non-GAAP basis	$103,739	$74,448	$197,234	$137,392
Net income on a GAAP basis	$79,242	$50,286	$152,691	$94,596
Stock-based compensation expense	28,370	19,718	49,126	36,729
Amortization of purchased intangibles	1,513	1,783	3,083	3,631
Deferred compensation associated with Zinc Ahead acquisition	—	129	—	258
Income tax effect on non-GAAP adjustments(1)	(21,379)	(10,462)	(38,426)	(22,344)
Net income on a non-GAAP basis	$87,746	$61,454	$166,474	$112,870
Diluted net income per share on a GAAP basis	$0.50	$0.32	$0.96	$0.61
Stock-based compensation expense	0.18	0.13	0.31	0.24
Amortization of purchased intangibles	0.01	0.01	0.02	0.02
Deferred compensation associated with Zinc Ahead acquisition	—	—	—	—
Income tax effect on non-GAAP adjustments(1)	(0.13)	(0.07)	(0.24)	(0.14)
Diluted net income per share on a non-GAAP basis	$0.55	$0.39	$1.05	$0.73

_________________________________________________________

(1)	For the three and six months ended July 31, 2019 and 2018, we used an estimated annual effective non-GAAP tax rate of 21.0%.
Liquidity and Capital Resources

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
	(in thousands)
Net cash provided by operating activities	$100,473	$86,813	$336,762	$237,398
Net cash used in investing activities	(22,801)	(40,773)	(64,343)	(58,330)
Net cash provided by financing activities	3,381	7,022	6,523	14,861
Effect of exchange rate changes on cash and cash equivalents	(1,742)	(1,565)	(2,444)	(2,376)
Net change in cash and cash equivalents	$79,311	$51,497	$276,498	$191,553

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. As of July 31, 2019, our cash, cash equivalents, and short-term investments totaled $1.4 billion, of which $78.4 million represented cash and cash equivalents held outside of the United States. Except for certain foreign jurisdictions, our remaining non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States, thus no U.S. current or deferred taxes have been accrued. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate additional funds we have designated as indefinitely reinvested outside the United States. Under currently enacted tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts may be subject to certain jurisdictional taxes.

Veeva Systems Inc. | Form 10-Q	39

We have financed our operations primarily through cash generated from operations. We believe our existing cash, cash equivalents, and short-term investments generated from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
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
Net cash provided by operating activities was $100.5 million for the three months ended July 31, 2019. Our cash provided by operating activities during the three months ended July 31, 2019 primarily reflected our net income of $79.2 million, adjustments for non-cash items of $38.5 million, and a net decrease in our operating assets and liabilities of $17.3 million. Non-cash charges included $28.4 million of stock-based compensation expense and $5.6 million of depreciation and amortization expense. The net changes in operating assets and liabilities included a $35.2 million decrease in deferred revenue due to the timing of renewal billings and a $18.8 million decrease in accounts receivable which was primarily driven by increased collections during the period.
Net cash provided by operating activities was $336.8 million for the six months ended July 31, 2019. Our cash provided by operating activities during the six months ended July 31, 2019 primarily reflected our net income of $152.7 million, adjustments for non-cash items of $68.5 million, and a net increase in our operating assets and liabilities of $115.5 million. Non-cash charges included $49.1 million of stock-based compensation expense and $11.0 million of depreciation and amortization expense. The net changes in operating assets and liabilities included a $27.3 million decrease in deferred revenue due to the timing of renewal billings and a $158.3 million decrease in accounts receivable which was primarily driven by increased collections during the period.
The cash flows from operating activities for the six months ended July 31, 2019 represent a significant portion of the cash flows from operating activities that we expect for the remainder of the fiscal year ending January 31, 2020. As a result, we expect cash flows from operating activities to be substantially less in future quarterly periods during this fiscal year.
Cash Flows from Investing Activities
The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Net cash used in investing activities was $22.8 million for the three months ended July 31, 2019 resulting primarily from $21.4 million in net purchases of marketable securities and $1.1 million in purchases of property and equipment to support the growth of our business.
Net cash used in investing activities was $64.3 million for the six months ended July 31, 2019 resulting primarily from $61.4 million in net purchases of marketable securities and $2.3 million in purchases of property and equipment to support the growth of our business.

40	Veeva Systems Inc. | Form 10-Q

Cash Flows from Financing Activities
The cash flows from financing activities relate to stock option exercises.
Net cash provided by financing activities was $3.4 million and $6.5 million for the three and six months ended July 31, 2019, respectively, primarily related to the proceeds from employee stock option exercises.
Commitments
Our principal commitments consist of obligations for minimum payment commitments to salesforce.com and leases for office space and data centers. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met our first minimum order commitment of $250 million and have a remaining purchase commitment of $179.2 million, as of July 31, 2019, that must be made by September 1, 2025.
As of July 31, 2019, the future non-cancelable minimum payments under these commitments were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Salesforce.com commitments	$179,161	$6,515	—	—	$172,646
Operating lease obligations	22,410	3,281	11,090	5,750	2,289
Finance lease obligations	1,853	505	1,348	—	—
Total	$203,424	$10,301	$12,438	$5,750	$174,935

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services, and the approximate timing of the transaction. Obligations under agreements that we can cancel without a significant penalty are not included in the table.
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
There have been no material changes to our critical accounting policies and estimates during the three months ended July 31, 2019 as compared to the those disclosed in our Form 10-K for the fiscal year ended January 31, 2019.
Revenue Recognition
For a description of our application of GAAP to our revenue recognition, see note 1 of the notes to our condensed consolidated financial statements.

Veeva Systems Inc. | Form 10-Q	41

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Japanese Yen, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the three and six months ended July 31, 2019, we had foreign currency losses of $0.7 million and $1.4 million, respectively. For the three and six months ended July 31, 2018, we had foreign currency losses of $0.7 million and $1.5 million, respectively.
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
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $1.4 billion as of July 31, 2019. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, foreign government bonds, and agency mortgage-backed securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $4.4 million market value reduction in our investment portfolio as of July 31, 2019. An immediate decrease of 100-basis points in interest rates would have increased the market value by $4.4 million as of July 31, 2019. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

42	Veeva Systems Inc. | Form 10-Q

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Veeva Systems Inc. | Form 10-Q	43

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we may be involved in legal proceedings and subject to claims incident to the ordinary course of business. For information regarding certain current legal proceedings, see note 13 of the notes to our condensed consolidated financial statements, which is incorporated herein by reference.
California Non-Compete Matter.
On July 17, 2017, we filed a complaint in the Superior Court of the State of California in the County of Alameda against Medidata, IQVIA, and Sparta Systems, Inc. (Veeva Systems Inc. v. Medidata Solutions, Inc., Quintiles IMS Incorporated, IMS Software Services, LTD., and Sparta Systems, Inc., Case No. RG17868081). Our Complaint seeks declaratory and injunctive relief concerning the use of non-compete, confidentiality, and non-disparagement agreements by these companies. On July 2, 2018, the court, in response to motions by all the defendants, sustained the defendants’ “motions to dismiss” (called “demurrers” in California State Court) while giving Veeva the opportunity to plead additional factual allegations. On July 20, 2018, we filed a Second Amended Complaint asserting the same claims and additional factual allegations as to Medidata and Sparta. We have also appealed the Court’s ruling as to IQVIA. Medidata and Sparta have “demurred” to Veeva’s Second Amended Complaint and have also filed anti-SLAPP motions under California law alleging their conduct is protected by the First Amendment. Veeva has opposed the motions. The hearing on the demurrers and anti-SLAPP motions was June 5, 2019, which hearing was continued to September 12, 2019. Discovery is currently stayed.
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

44	Veeva Systems Inc. | Form 10-Q

ITEM 1A.	RISK FACTORS.
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
In our fiscal years ended January 31, 2017, 2018, and 2019, our total revenues grew by 35%, 25%, and 25% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2017, 2018, and 2019, our subscription revenues grew by 39%, 27%, and 24% respectively, as compared to subscription revenues from the prior fiscal years. Please note that our total revenues and subscription revenues for the fiscal year ended January 31, 2017 included, for the first time, a full year of revenue contribution from the Zinc Ahead business, which we acquired in the third quarter of the fiscal year ended January 31, 2016. In our fiscal quarter ended July 31, 2019, our total revenues grew by 27% as compared to the same quarterly period last year. We expect the growth rate of our total revenues and subscription revenues to decline in future periods, which may adversely impact the value of our Class A common stock.

Veeva Systems Inc. | Form 10-Q	45

Our results may fluctuate from period to period, which could prevent us from meeting security analyst or investor expectations or our own guidance and could cause the price of our Class A common stock to decline substantially.
Our results of operations, including our revenues, gross margin, operating margin, profitability, cash flows, calculated billings, and deferred revenue, as well as other metrics we may report, may vary from period to period for a variety of reasons, including those listed elsewhere in this “Risk Factors” section, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Additionally, from time to time, we issue guidance and provide commentary regarding our expectations for certain future financial results, including revenues, gross margin, operating margin, profitability, cash flows, calculated billings, deferred revenue, and other metrics on both a near-term and long-term basis. Our guidance is based upon a number of assumptions and estimates that are subject to significant business, economic, and competitive uncertainties that are beyond our control and are based upon assumptions about future business and accounting decisions that may change or be wrong. Our guidance may prove to be incorrect, and actual results may differ from our guidance. Fluctuations in our results or failure to achieve security analyst or investor expectations or our guidance, even if not materially, could cause the price of our Class A common stock to decline substantially, and our investors could incur substantial losses.
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
Some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business recognition, larger intellectual property portfolios, and agreements with a broader set of system integrators and other partners. We also continue to be subject to litigation from our competitors; for example, as disclosed elsewhere in this report, we are in active litigation with IQVIA and Medidata.
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

46	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	47

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
We expect our future expenses to increase as we continue to invest in and grow our business. We expect to incur significant future expenditures related to:

•	developing new solutions and enhancing our existing solutions (including adapting certain of our Veeva Vault applications for companies outside the life sciences industry);

48	Veeva Systems Inc. | Form 10-Q

•	improving the technology infrastructure, scalability, availability, security, and support for our solutions;

•	expanding and deepening our relationships with our existing customer base, including expenditures related to increasing the adoption of our solutions by the R&D departments of life sciences companies;

•	sales and marketing, including expansion of our direct sales organization and global marketing programs;

•	expansion of our professional services organization;

•	employee compensation, including stock-based compensation;

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

Veeva Systems Inc. | Form 10-Q	49

If the third-party providers of healthcare reference data and prescription drug sales data do not allow our customers to upload and use such data in our solutions, our business may be negatively impacted.
Many of our customers license healthcare professional and healthcare organization data and data regarding the sales of prescription drugs from third parties such as IQVIA. In order for our customers to upload such data to the Veeva CRM, Veeva Network Customer Master, and Veeva Nitro solutions, such third-party data providers typically must consent to such uploads and often require that we enter into agreements regarding our obligations with respect to such data, which include confidentiality obligations and intellectual property rights with respect to such third-party data. We have experienced delays and difficulties in our negotiations with such third-party data providers in the past, and we expect to experience difficulties in the future. For instance, IQVIA currently will not consent to its healthcare professional or healthcare organization data being uploaded to Veeva Network Customer Master and this has negatively affected sales and customer adoption of Veeva Network Customer Master. To date, IQVIA has also restricted the uploading of IQVIA data to Veeva Nitro. Similarly, sales and customer adoption of Veeva OpenData has been negatively impacted by certain restrictions on the use of IQVIA data during customer transitions from IQVIA data to Veeva OpenData. If such third-party data providers do not consent to the uploading and use of their data in our solutions, delay consent, or fail to offer reasonable conditions for the upload and use of such data in our solutions, our sales efforts, solution implementations and productive use of our solutions by customers may be harmed, and our business, in turn, may be negatively impacted.
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

50	Veeva Systems Inc. | Form 10-Q

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

•
Changes in global economic conditions and changes in the global availability of healthcare treatments provided by the life sciences companies to which we sell—Our business depends on the overall economic health of our existing and prospective customers. The purchase of our solutions may involve a significant commitment of capital and other resources. If economic conditions, including the ability to market life sciences products in key markets or the demand for life sciences products globally deteriorates, many of our customers may delay or reduce their IT spending. This could result in reductions in sales of our solutions, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition.

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

Veeva Systems Inc. | Form 10-Q	51

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
Our customers use our solutions for business activities that are subject to a complex regime of global laws and regulations, including requirements for maintenance of electronic records and electronic signatures (as set forth in 21 CFR Part 11, EU Annex 11, and Japan PFSB Notification No. 0401022), requirements regarding drug sample tracking and distribution (as set forth in 21 CFR Part 203, EU Directive 201/83/EC Article 96), requirements regarding system validations (as set forth in 21 CFR Part 802.75 and 21 CFR Part 211.68), and other laws and regulations. Our solutions are expected to be capable of use by our customers in compliance with such laws and regulations. Our efforts to provide solutions that comply with such laws and regulations are time-consuming and costly and include validation procedures that may delay the release of new versions of our solutions. As these laws and regulations change over time, we may find it difficult to adjust our solutions to comply with such changes. For example, on June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, Brexit could materially affect the regulatory regime applicable to our customers with operations in the United Kingdom. The British Parliament is currently reviewing the withdrawal agreement and regulatory framework. If a compromise related to data use is achieved, then data may flow as normal between the United Kingdom’s departure from the European Union and the end of the transition period currently scheduled to end on December 31, 2020. However, if a compromise is not met by October 31, 2019, there will be uncertainty about the legality of certain data transfers between the European Union and the United Kingdom. Such uncertainty could have a negative effect on international organizations generally, and specifically on life sciences and technology industries who seek to continue data transfers to the United Kingdom.
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

52	Veeva Systems Inc. | Form 10-Q

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
Customers expect that our solutions can be used in compliance with such laws and regulations. The functional and operational requirements and costs of compliance with such laws and regulations may adversely impact our business, and failure to enable our solutions to comply with such laws and regulations could lead to significant fines and penalties imposed by regulators, as well as claims by our customers or third parties. Additionally, all of these domestic and international legislative and regulatory initiatives could adversely affect our customers’ ability or desire to collect, use, process, and store personal or health-related information using our solutions or to license data products from us, which could reduce demand for our solutions.
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

Veeva Systems Inc. | Form 10-Q	53

We have limited experience in acquiring other businesses. We may not be able to successfully integrate the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;

•	costs, liabilities, or accounting charges associated with the acquisition;

•	difficulty integrating the accounting systems, operations and personnel of the acquired business;

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

•
difficulty converting the customers of the acquired business onto our solutions and contract terms, including due to disparities in the revenues, licensing, support, or professional services model of the acquired company;

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
Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business, and financial position may suffer.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable investment of time and expense. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.
Our sales process entails planning discussions with prospective customers, analyzing their existing solutions and identifying how these potential customers can use and benefit from our solutions. The sales cycle for a new customer, from the time of prospect qualification to the completion of the first sale, may span over 12 months or longer. In particular, we have limited history selling our newer solutions. As a result, our sales cycle for these applications may be lengthy and difficult to predict. In addition, we have only recently begun selling certain of our Veeva Vault applications to companies outside the life sciences industry. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will result in the sale of our solutions. In addition, our sales cycle can vary substantially from customer to customer because of various factors, including the discretionary nature of potential customers’ purchasing and budget decisions, the announcement or planned introduction of new solutions by us or our competitors, and the purchasing approval processes of potential customers. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.

54	Veeva Systems Inc. | Form 10-Q

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
In our fiscal year ended January 31, 2019, we derived approximately 57% of our subscription services revenues and approximately 53% of our total revenues from our Veeva Commercial Cloud solutions. In the three months ended July 31, 2019, we derived approximately 52% of our subscription services revenues and approximately 48% of our total revenues from our Veeva Commercial Cloud solutions. A significant percentage of the subscription services revenues for our Veeva Commercial Cloud solutions is derived from subscriptions to our core CRM application. We have, however, realized substantial sales penetration of the available market for our core Veeva CRM application among pharmaceutical and biotechnology companies. If we are not able to sell additional user subscriptions to our core CRM application or if we fail to renew existing subscriptions to our core CRM application, the growth rate of our Veeva Commercial Cloud revenues may be negatively impacted.
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

Veeva Systems Inc. | Form 10-Q	55

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
While our agreement with salesforce.com, subject to certain exceptions, including pre-existing arrangements, provides that salesforce.com will not position, develop, promote, invest in, or acquire applications directly competitive to the Veeva CRM application for sales automation that directly target drug makers in the pharmaceutical and biotechnology industry, or the pharma/biotech industry, our remedy for a breach of this commitment by salesforce.com would be to terminate the agreement, or continue the agreement but be released from our minimum order commitments from the date of salesforce.com’s breach forward. While our agreement with salesforce.com also restricts salesforce.com from competing with us with respect to sales opportunities for sales automation solutions for the pharma/biotech industry unless such competition has been pre-approved by salesforce.com’s senior management based on certain criteria specified in the agreement, and imposes certain limits on salesforce.com from entering into new arrangements after March 3, 2014 that are similar to ours with other parties with respect to sales automation applications for the pharma/biotech industry, it does not restrict a salesforce.com customer’s ability (or the ability of salesforce.com on behalf of a specific salesforce.com customer) to customize or configure the Salesforce1 Platform, and our remedy for a breach of these restrictions by salesforce.com would be to terminate the agreement, or continue the agreement but be released from our minimum order commitments from the date of salesforce.com’s breach forward. Some current or potential customers of ours may choose to build custom solutions using the Salesforce1 Platform rather than buying our solutions.
Our agreement with salesforce.com imposes significant financial commitments on us which we may not be able to meet and which could negatively impact our financial results and liquidity in the future.
Our Veeva CRM application, and certain portions of the multichannel CRM applications that complement our Veeva CRM application, are developed on and/or utilize the Salesforce1 Platform of salesforce.com. Under our agreement, salesforce.com provides the hosting infrastructure and data center for portions of our multichannel CRM applications, as well as the system administration, configuration, reporting, and other platform level functionality. In exchange, we pay salesforce.com a fee. Our agreement with salesforce.com requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. See note 13 of the notes to our condensed consolidated financial statements for more information about our on-going minimum fee obligation to salesforce.com. We have met our first minimum order commitment of $250 million and have a remaining purchase commitment of $179.2 million, as of July 31, 2019, that must be made by September 1, 2025. If we are not able to meet the remaining minimum order commitment, the required true-up payments will negatively impact our margins, cash flows, cash balance and financial condition, and our stock price may decline.
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

56	Veeva Systems Inc. | Form 10-Q

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
Additionally, with respect to certain of our multi-year orders in which fees increase from year to year, Topic 606 may require that the total contracted revenue for the entire multi-year term of the order be recognized ratably in the same amount in each year. As a result, in the initial year of such orders, we will recognize more revenue than the fees we invoice for the same period, and in the last year of such orders, we will recognize less revenue than the fees we invoice for the same period. This treatment may make our reported results less indicative of the actual health of our business at the time revenue is reported and may expose us to impaired unbilled accounts receivable if, for example, a customer terminated an otherwise non-cancelable multi-year contract for cause.
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

Veeva Systems Inc. | Form 10-Q	57

Deferred revenue and change in deferred revenue may not be accurate indicators of our future financial results.
Our subscription orders are generally billed at the beginning of the subscription period in annual or quarterly increments, which means the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. Many of our customers, including many of our large customers, are billed on a quarterly basis and therefore a substantial portion of the value of contracts billed on a quarterly basis will not be reflected in our deferred revenue at the end of any given quarter. Also, particularly with respect to our Veeva Commercial Cloud orders, because the term of orders for additional end users or applications is commonly less than one year, the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the adjustment had not occurred. Additionally, changes in renewal dates may change the fiscal quarter in which deferred revenue associated with a particular order is booked. Accordingly, we do not believe that changes on a quarterly basis in deferred revenue, unbilled accounts receivable, or calculated billings, a metric commonly cited by financial analysts, are accurate indicators of the underlying momentum of our business or future revenues. We believe that our subscription revenue guidance and calculated billings guidance for the full fiscal year are the best indicators of the momentum of our business or future revenues. Please note that since the adoption of Topic 606, we define the term calculated billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable from the immediately preceding period. However, many companies that provide cloud-based software report changes in deferred revenue or calculated billings as key operating or financial metrics, and it is possible that analysts or investors may view these metrics as important. Thus, any changes in our deferred revenue balances or deferred revenue trends, or in the future, our unbilled accounts receivable balances or trends, could adversely affect the market price of our Class A common stock.
Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.
In our fiscal quarter ended July 31, 2019, sales to customers outside North America, which is primarily measured by the estimated location of the end users or usage for subscription services revenues and the location of the resources performing the professional services for professional services revenue, accounted for approximately 46% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

•	laws and business practices favoring local competitors;

58	Veeva Systems Inc. | Form 10-Q

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
Changes in our senior management team or other key personnel could have a negative effect on our ability to execute our business strategy.
Our success depends in a large part upon the continued service of our senior management team or other key personnel. In particular, our founder and Chief Executive Officer, Peter P. Gassner, is critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for Mr. Gassner or any other member of our senior management team. In addition, we have recently announced changes to our senior leadership team. In February 2019, we announced the retirement of Matthew J. Wallach, our President and co-founder, which was effective June 2019. In April 2019, we announced that Tom Schwenger would join in September 2019 as President and Chief Operating Officer. In August 2019, we announced the retirement of our Chief Financial Officer, Timothy S. Cabral, which will take place after his successor is appointed by the Board and is transitioned into the role. We have commenced a search for Mr. Cabral’s successor. Such leadership transitions can be inherently difficult to manage, and an unsuccessful transition may cause disruption to our business. In addition, change in the senior management team may create uncertainty among investors concerning Veeva’s future direction and performance. Any disruption in our operations or uncertainty around our ability to execute could have an adverse effect on our business, financial condition, or results of operations.

Veeva Systems Inc. | Form 10-Q	59

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
Once our solutions are deployed, our customers depend on our support organization to resolve technical issues relating to our solutions. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support services. Increased customer demand for our services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on the reputation of our solutions and business and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our solutions to existing and prospective customers, and our business and operating results.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. As of July 31, 2019, we had filed applications for a number of patents, and we have 20 issued U.S., three Japanese, and two Chinese patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
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

60	Veeva Systems Inc. | Form 10-Q

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
In addition, other countries are considering fundamental tax law changes. Any changes in taxing jurisdictions' administrative interpretations, decisions, policies, and positions could also impact our tax liabilities. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. The Organization for Economic Co-operation and Development, which represents a coalition of member countries, is supporting changes to numerous long-standing tax rules, including changes to the practice of shifting profits among affiliated entities located in different tax jurisdictions. The increasingly complex global tax environment could have a material adverse effect on our effective tax rate, results of operations, cash flows, and financial condition.
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

Veeva Systems Inc. | Form 10-Q	61

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
Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. As we continue to expand our operations in countries outside the United States, an increasing proportion of our revenues and expenditures in the future may be denominated in foreign currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars in the future. For example, uncertainty surrounding the effects and timing of Brexit have caused increased variability in the foreign currency exchange rate of British Pound Sterling. Further, we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
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

62	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	63

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

64	Veeva Systems Inc. | Form 10-Q

The dual class structure of our common stock has the effect of concentrating voting control with certain individuals and their affiliates, which will limit or preclude the ability of our investors to influence corporate matters and could depress the market value of our Class A common stock.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2019, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 55.7% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.
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

Veeva Systems Inc. | Form 10-Q	65

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

•	permit the board of directors to establish the number of directors;

•	provide that directors may only be removed “for cause” and only with the approval of 66 2/3% of our stockholders;

•	require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

66	Veeva Systems Inc. | Form 10-Q

•	provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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

Veeva Systems Inc. | Form 10-Q	67

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

a)	Sales of Unregistered Securities
None.

b)	Use of Proceeds from Public Offerings of Common Stock
None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

68	Veeva Systems Inc. | Form 10-Q

ITEM 6.	EXHIBITS.
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013

3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Veeva Systems Inc. | Form 10-Q	69

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Veeva Systems Inc.

By:	/s/ TIMOTHY S. CABRAL
Timothy S. Cabral Chief Financial Officer (Principal Financial Officer)
Dated: September 5, 2019

By:	/s/ MICHELE O’CONNOR
Michele O’Connor Chief Accounting Officer (Principal Accounting Officer)
Dated: September 5, 2019

70	Veeva Systems Inc. | Form 10-Q