Form 10-Q
period 2019-10-31
VEEVA SYSTEMS INC
filed 2019-12-05
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of November 30, 2019, there were 132,212,846 shares of the Registrant’s Class A common stock outstanding and 16,373,842 shares of the Registrant’s Class B common stock outstanding.

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

Veeva Systems Inc. | Form 10-Q	3

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)

	October 31, 2019	January 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$892,581	$550,971
Short-term investments	602,407	539,190
Accounts receivable, net of allowance for doubtful accounts of $367 and $468, respectively	116,874	303,465
Unbilled accounts receivable	30,899	18,122
Prepaid expenses and other current assets	15,360	21,666
Total current assets	1,658,121	1,433,414
Property and equipment, net(1)	53,290	54,966
Deferred costs, net	29,873	30,869
Lease right-of-use assets(1)	24,055	—
Goodwill	95,804	95,804
Intangible assets, net	19,948	24,521
Deferred income taxes, noncurrent	6,455	5,938
Other long-term assets	12,895	8,254
Total assets	$1,900,441	$1,653,766
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,914	$9,110
Accrued compensation and benefits	15,977	15,324
Accrued expenses and other current liabilities	15,707	16,145
Income tax payable	7,195	4,086
Deferred revenue	250,674	356,357
Lease liabilities(1)	7,430	—
Total current liabilities	306,897	401,022
Deferred income taxes, noncurrent	9,042	6,095
Lease liabilities, noncurrent(1)	19,882	—
Other long-term liabilities	6,055	8,900
Total liabilities	341,876	416,017
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 131,955,372 and 125,980,019 issued and outstanding at October 31, 2019 and January 31, 2019, respectively	1	1
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 16,405,449 and 20,210,060 issued and outstanding at October 31, 2019 and January 31, 2019, respectively	—	—
Additional paid-in capital	704,915	617,623
Accumulated other comprehensive income	173	928
Retained earnings(1)	853,476	619,197
Total stockholders’ equity	1,558,565	1,237,749
Total liabilities and stockholders’ equity	$1,900,441	$1,653,766

See Notes to Condensed Consolidated Financial Statements.
_________________________________________________________

(1)
We adopted Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842) using the modified retrospective method as of February 1, 2019 and elected the transition option that allows us not to restate the comparative periods in our financial statements in the year of adoption.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
	(Unaudited)
Revenues:
Subscription services	$226,760	$178,214	$642,187	$503,809
Professional services and other	54,161	46,517	150,386	126,078
Total revenues	280,921	224,731	792,573	629,887
Cost of revenues(1):
Cost of subscription services	31,964	28,335	93,822	87,394
Cost of professional services and other	41,365	33,039	115,228	93,361
Total cost of revenues	73,329	61,374	209,050	180,755
Gross profit	207,592	163,357	583,523	449,132
Operating expenses(1):
Research and development	52,575	40,001	148,694	116,024
Sales and marketing	45,524	37,699	130,962	110,306
General and administrative	28,693	22,563	78,042	62,934
Total operating expenses	126,792	100,263	357,698	289,264
Operating income	80,800	63,094	225,825	159,868
Other income, net	9,141	4,606	22,634	10,087
Income before income taxes	89,941	67,700	248,459	169,955
Provision for income taxes	7,696	3,615	13,523	11,274
Net income	$82,245	$64,085	$234,936	$158,681
Net income, basic and diluted	$82,245	$64,085	$234,936	$158,681
Net income per share:
Basic	$0.56	$0.44	$1.59	$1.10
Diluted	$0.52	$0.41	$1.49	$1.02
Weighted-average shares used to compute net income per share:
Basic	148,157	144,737	147,467	143,765
Diluted	158,750	156,025	158,124	155,706
Other comprehensive income:
Net change in unrealized gain on available-for-sale investments	$753	$33	$2,176	$695
Net change in cumulative foreign currency translation loss	(487)	(1,153)	(2,931)	(3,534)
Comprehensive income	$82,511	$62,965	$234,181	$155,842

_________________________________________________________

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$560	$405	$1,528	$1,166
Cost of professional services and other	4,825	2,782	12,261	7,767
Research and development	9,899	5,820	25,732	16,282
Sales and marketing	6,882	4,825	19,207	13,743
General and administrative	7,155	6,086	19,719	17,689
Total stock-based compensation	$29,321	$19,918	$78,447	$56,647

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Three months ended October 31, 2019						Three months ended October 31, 2018
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount					Shares	Amount
	(Unaudited)
Balances at beginning of period	147,848,634	$1	$673,878	$771,231	$(93)	$1,445,017	144,144,488	$1	$566,533	$483,961	$(119)	$1,050,376
Cumulative effect adjustment for Topic 842 adoption(1)	—	$—	$—	$—	$—	—	—	—	$—	$—	$—	$—
Issuance of common stock upon exercise of stock options	211,154	—	1,588	—	—	1,588	599,655	—	4,923	—	—	$4,923
Issuance of common stock upon vesting of restricted stock units	301,033	—	—	—	—	—	324,274	—	—	—	—	$—
Stock-based compensation expense	—	—	29,449	—	—	29,449	—	—	20,041	—	—	$20,041
Other comprehensive income	—	—	—	—	266	266	—	—	—	—	(1,120)	$(1,120)
Net income	—	—	—	82,245	—	82,245	—	—	—	64,085	—	$64,085
Balances at end of period	148,360,821	$1	$704,915	$853,476	$173	$1,558,565	145,068,417	$1	$591,497	$548,046	$(1,239)	$1,138,305

	Nine months ended October 31, 2019						Nine months ended October 31, 2018
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount					Shares	Amount
	(Unaudited)
Balances at beginning of period	146,190,079	$1	$617,623	$619,197	$928	$1,237,749	142,069,396	$1	$515,272	$389,365	$1,600	$906,238
Cumulative effect adjustment for Topic 842 adoption(1)	—	$—	$—	$(657)	$—	(657)	—	$—	$—	$—	$—	$—
Issuance of common stock upon exercise of stock options	1,225,746	—	8,503	—	—	8,503	2,012,604	—	19,293	—	—	$19,293
Issuance of common stock upon vesting of restricted stock units	944,996	—	—	—	—	—	986,417	—	—	—	—	$—
Stock-based compensation expense	—	—	78,789	—	—	78,789	—	—	56,932	—	—	$56,932
Other comprehensive income	—	—	—	—	(755)	(755)	—	—	—	—	(2,839)	$(2,839)
Net income	—	—	—	234,936	—	234,936	—	—	—	158,681	—	$158,681
Balances at end of period	148,360,821	$1	$704,915	$853,476	$173	$1,558,565	145,068,417	$1	$591,497	$548,046	$(1,239)	$1,138,305

See Notes to Condensed Consolidated Financial Statements.
_________________________________________________________

(1)
We adopted ASU 2016-02, “Leases” (Topic 842) using the modified retrospective method as of February 1, 2019 and elected the transition option that allows us not to restate the comparative periods in our financial statements in the year of adoption.

6	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
	(Unaudited)
Cash flows from operating activities
Net income	$82,245	$64,085	$234,936	$158,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,643	3,383	16,642	10,477
Accretion of discount on short-term investments	(722)	(848)	(2,996)	(1,380)
Stock-based compensation	29,321	19,918	78,447	56,647
Amortization of deferred costs	4,832	4,595	14,524	13,697
Deferred income taxes	432	1,824	1,771	2,642
Gain on foreign currency from mark-to-market derivative	(74)	(19)	(112)	(182)
Bad debt expense (recovery)	270	84	(42)	262
Changes in operating assets and liabilities:
Accounts receivable	28,319	21,658	186,633	134,353
Unbilled accounts receivable	(9,515)	(5,212)	(12,777)	(6,641)
Deferred costs	(4,500)	(4,504)	(13,528)	(11,426)
Income taxes payable	3,909	1,029	4,858	525
Prepaid expenses and other current and long-term assets	5,610	(6,018)	1,513	(9,527)
Accounts payable	1,253	2,982	1,216	3,520
Accrued expenses and other current liabilities	(1,682)	406	231	(3,698)
Deferred revenue	(78,326)	(62,860)	(105,637)	(70,616)
Lease liabilities	(1,625)	—	(5,143)	—
Other long-term liabilities	(3,886)	1,053	(2,270)	1,620
Net cash provided by operating activities	61,504	41,556	398,266	278,954
Cash flows from investing activities
Purchases of short-term investments	(190,695)	(214,839)	(628,784)	(589,070)
Maturities and sales of short-term investments	194,661	130,137	571,398	447,947
Purchases of property and equipment	(881)	(4,163)	(3,167)	(5,558)
Capitalized internal-use software development costs	(356)	(495)	(1,061)	(1,009)
Net cash provided by (used in) investing activities	2,729	(89,360)	(61,614)	(147,690)
Cash flows from financing activities
Reduction of lease liabilities - finance leases	(241)	—	(729)	—
Proceeds from exercise of common stock options	1,607	4,867	8,618	19,728
Net cash provided by financing activities	1,366	4,867	7,889	19,728
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(487)	(1,154)	(2,931)	(3,530)
Net change in cash, cash equivalents, and restricted cash	65,112	(44,091)	341,610	147,462
Cash, cash equivalents, and restricted cash at beginning of period	828,676	512,940	552,178	321,387
Cash, cash equivalents, and restricted cash at end of period	$893,788	$468,849	$893,788	$468,849

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$892,581	$467,643	$892,581	$467,643
Restricted cash included in other long-term assets	1,207	1,206	1,207	1,206
Total cash, cash equivalents, and restricted cash at end of period	$893,788	$468,849	$893,788	$468,849

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$1,739	$6,697	$5,004	$17,268
Excess tax benefits from employee stock plans	$8,931	$12,006	$39,509	$31,032
Non-cash investing and financing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$109	$314	$(428)	$493

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

VEEVA SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Business and Significant Accounting Policies
Description of Business
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our solutions are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (R&D) to commercialization. Our solutions are designed to help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. Veeva is also offering its content and data management solutions to companies in other regulated industries, primarily consumer packaged goods, chemicals, and cosmetics. Our fiscal year end is January 31.
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
Effective February 1, 2019, we adopted the requirements of ASU 2016-02, “Leases” (Topic 842) as discussed in this note.
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
The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	October 31, 2019	January 31, 2019
Customer 1	*	17%
Customer 2	*	10%

_________________________________________________________

*	Does not exceed 10%.
No single customer represented over 10% of total revenues in the condensed consolidated statements of comprehensive income for the three and nine months ended October 31, 2019 and 2018.
New Accounting Pronouncements Adopted in Fiscal 2020
Statement of Stockholders’ Equity
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule was effective November 5, 2018. As required by the SEC, we are presenting this analysis in this Form 10-Q for the three and nine months ended October 31, 2019 and 2018.

10	Veeva Systems Inc. | Form 10-Q

Leases
In February 2016, the FASB issued Topic 842, which requires lessees to record most leases on their balance sheets but recognize the expenses on their statements of comprehensive income in a manner similar to current accounting rules. Topic 842 states that a lessee should recognize a lease liability for the obligation to make lease payments and a right-of-use (ROU) asset for the right to use the underlying asset for the lease term. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have adopted this new standard in the first quarter of fiscal 2020 on February 1, 2019 using the effective date as our date of initial application. We adopted Topic 842 using the modified retrospective method as of February 1, 2019 with an immaterial amount of cumulative effect adjustment recorded to our retained earnings as of February 1, 2019. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before February 1, 2019.
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
The most significant impact was the recognition of ROU assets and lease liabilities on our balance sheet. Adoption of Topic 842 had no material impact to our condensed consolidated statement of comprehensive income and no material impact to cash provided by or used in operating, financing or investing activities on our condensed consolidated statement of cash flows.
Intangibles and Goodwill
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment” (Topic 350), which eliminates Step 2 from the goodwill impairment test. Under Topic 350, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Topic 350 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted for impairment tests performed on testing dates after January 1, 2017. Topic 350 is to be applied on a prospective basis. We early adopted this new standard during the fiscal quarter ended October 31, 2019, and it did not have an impact on our consolidated financial statements.
Fair Value Measurement
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (Topic 820), which modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. We early adopted this new standard during the fiscal quarter ended July 31, 2019. Because we do not have such transfers or Level 3 financial assets, this standard does not apply to our current disclosures, and it did not impact our previously reported financial statements for periods ended on or prior to July 31, 2019.

Veeva Systems Inc. | Form 10-Q	11

Note 2. Short-Term Investments
At October 31, 2019, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$3,500	$5	$—	$3,505
Asset-backed securities	84,092	262	(6)	84,348
Commercial paper	24,604	4	(2)	24,606
Corporate notes and bonds	218,314	1,437	(26)	219,725
Foreign government bonds	1,500	—	—	1,500
U.S. agency obligations	3,000	—	—	3,000
U.S. treasury securities	265,123	616	(16)	265,723
Total available-for-sale securities	$600,133	$2,324	$(50)	$602,407

At January 31, 2019, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$6,001	$10	$(1)	$6,010
Asset-backed securities	78,682	13	(300)	78,395
Commercial paper	9,118	1	(2)	9,117
Corporate notes and bonds	185,409	178	(457)	185,130
Foreign government bonds	1,502	—	(11)	1,491
U.S. agency obligations	15,912	2	(2)	15,912
U.S. treasury securities	243,119	78	(62)	243,135
Total available-for-sale securities	$539,743	$282	$(835)	$539,190

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	October 31, 2019	January 31, 2019
Due in one year or less	$351,301	$377,858
Due in greater than one year	251,106	161,332
Total	$602,407	$539,190

We have certain available-for-sale securities in a gross unrealized loss position, some of which have been in that position for more than 12 months. We review our debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, our financial position and near-term prospects and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized-cost basis. If we determine that an other-than-temporary decline exists in one of these securities, we would write down the respective investment to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized as other income, net in our condensed consolidated statements of comprehensive income. Any portion not related to credit loss would be included in accumulated other comprehensive income. There were no impairments considered other-than-temporary as of October 31, 2019 and January 31, 2019.
The following table shows the fair values of these available-for-sale securities, some of which have been in a gross unrealized loss position for more than 12 months, aggregated by investment category as of October 31, 2019 (in thousands):

12	Veeva Systems Inc. | Form 10-Q

	Fair value	Gross unrealized losses
Asset-backed securities	$9,545	$(6)
Commercial paper	10,561	(2)
Corporate notes and bonds	27,851	(26)
U.S. treasury securities	33,093	(16)

The following table shows the fair values of these available-for-sale securities, some of which have been in a gross unrealized loss position for more than 12 months, aggregated by investment category as of January 31, 2019 (in thousands):

	Fair value	Gross unrealized losses
Certificates of deposits	$999	$(1)
Asset-backed securities	69,131	(300)
Commercial paper	7,155	(2)
Corporate notes and bonds	121,006	(457)
Foreign government bonds	1,490	(11)
U.S. agency obligations	14,928	(2)
U.S. treasury securities	130,785	(62)

Note 3. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $29.9 million and $30.9 million as of October 31, 2019 and January 31, 2019, respectively. For the three and nine months ended October 31, 2019, amortization expense for the deferred costs was $4.8 million and $14.5 million, respectively. For the three and nine months ended October 31, 2018, amortization expense for the deferred costs was $4.6 million and $13.7 million, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 4. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	October 31, 2019	January 31, 2019
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	20,911
Equipment and computers	8,494	7,945
Furniture and fixtures	11,484	11,230
Leasehold improvements	7,679	6,790
Construction in progress	257	330
	74,330	71,230
Less accumulated depreciation	(21,040)	(16,264)
Total property and equipment, net	$53,290	$54,966

Total depreciation expense was $2.1 million and $6.2 million for the three and nine months ended October 31, 2019, respectively, and $1.5 million and $4.7 million for the three and nine months ended October 31, 2018. Land is not depreciated.

Veeva Systems Inc. | Form 10-Q	13

Note 5. Intangible Assets
The following schedule presents the details of intangible assets as of October 31, 2019 (dollar amounts in thousands):

	October 31, 2019
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$3,880	$(3,863)	17	0.4
Database	4,939	(4,789)	150	0.4
Customer contracts and relationships	33,643	(14,829)	18,814	5.9
Software	10,867	(9,900)	967	0.4
	$53,329	$(33,381)	19,948

The following schedule presents the details of intangible assets as of January 31, 2019 (dollar amounts in thousands):

	January 31, 2019
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$3,880	$(3,834)	46	1.2
Database	4,939	(4,521)	418	1.2
Customer contracts and relationships	33,643	(12,350)	21,293	6.6
Software	10,867	(8,156)	2,711	1.2
Brand	1,141	(1,088)	53	0.2
	$54,470	$(29,949)	24,521

Amortization expense associated with intangible assets was $1.5 million and $4.6 million for the three and nine months ended October 31, 2019, respectively, and $1.7 million and $5.3 million for the three and nine months ended October 31, 2018.
The estimated amortization expense for intangible assets, for the next five years and thereafter is as follows as of October 31, 2019 (in thousands):

Period	Estimated amortization expense

Remaining for Fiscal 2020	$1,489
Fiscal 2021	3,629
Fiscal 2022	3,182
Fiscal 2023	3,182
Fiscal 2024	3,182
Thereafter	5,284
Total	$19,948

14	Veeva Systems Inc. | Form 10-Q

Note 6. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	October 31, 2019	January 31, 2019
Accrued commissions	$1,236	$2,633
Accrued bonus	3,773	2,848
Accrued vacation	3,830	3,110
Payroll tax payable	5,648	1,971
Accrued other compensation and benefits	1,490	4,762
Total accrued compensation and benefits	$15,977	$15,324
Accrued fees payable to salesforce.com	5,655	5,242
Accrued third-party professional services subcontractors' fees	1,387	1,619
Taxes payable	3,338	2,805
Other accrued expenses	5,327	6,479
Total accrued expenses and other current liabilities	$15,707	$16,145

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of October 31, 2019 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$30,707	$—	$30,707
Corporate notes and bonds	—	1,544	1,544
Short-term investments:
Certificates of deposits	—	3,505	3,505
Asset-backed securities	—	84,348	84,348
Commercial paper	—	24,606	24,606
Corporate notes and bonds	—	219,725	219,725
Foreign government bonds	—	1,500	1,500
U.S. agency obligations	—	3,000	3,000
U.S. treasury securities	—	265,723	265,723
Foreign currency derivative contracts	—	59	59
Total	$30,707	$604,010	$634,717
Liabilities
Foreign currency derivative contracts	—	35	35
Total	$—	$35	$35

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

Balance Sheet Hedges
We enter into foreign currency forward contracts (the “Forward Contracts”) in order to hedge our foreign currency exposure. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into Forward Contracts and holding them to maturity, we are locked into a future currency exchange rate in an amount equal to and for the terms of the Forward Contracts. We account for derivative instruments at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. We recognized immaterial realized foreign currency gains and losses during the three and nine months ended October 31, 2019, respectively, on hedging. Immaterial realized foreign currency losses and gains on hedging were recognized during the three and nine months ended October 31, 2018, respectively.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	October 31, 2019	January 31, 2019
Notional amount of foreign currency derivative contracts	$(3,913)	$(5,112)
Fair value of foreign currency derivative contracts	(3,937)	(5,024)

Details on outstanding balance sheet hedges are presented below as of the date shown below (in thousands):

Derivatives not designated as hedging instruments	Balance sheet location	October 31, 2019	January 31, 2019
Derivative Assets
Foreign currency derivative contracts	Prepaid expenses and other current assets	$59	$—
Derivative Liabilities
Foreign currency derivative contracts	Accrued expenses	$35	$88

Note 8. Income Taxes
For the three months ended October 31, 2019 and 2018, our effective tax rates were 8.6% and 5.3%, respectively. During the three months ended October 31, 2019 as compared to the prior year period, our effective tax rate increased primarily due to the reduction in excess tax benefits related to equity compensation. We recognized such excess tax benefits in our provision for income taxes of $8.9 million and $12.0 million for the three months ended October 31, 2019 and 2018, respectively.
For the nine months ended October 31, 2019 and 2018, our effective tax rates were 5.4% and 6.6%, respectively. During the nine months ended October 31, 2019 as compared to the prior year period, our effective tax rate decreased primarily due to an increase in excess tax benefits related to equity compensation. We recognized such excess tax benefits in our provision for income taxes of $39.5 million and $31.0 million for the nine months ended October 31, 2019 and 2018, respectively.
Note 9. Deferred Revenue and Performance Obligations
Of the beginning deferred revenue balance for the respective periods, we recognized $178.2 million and $311.2 million of subscription services revenue during the three and nine months ended October 31, 2019, respectively, and $142.7 million and $240.4 million during the three and nine months ended October 31, 2018, respectively. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was immaterial.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. We applied the practical expedient in accordance with ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) to exclude the amounts related to professional services contracts as these contracts generally have a remaining duration of one year or less. Revenue from remaining performance obligations for professional services contracts as of October 31, 2019 was immaterial.

Veeva Systems Inc. | Form 10-Q	17

As of October 31, 2019, approximately $567.5 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately $418.6 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
Note 10. Leases
We have operating and finance leases for corporate offices, data centers, and certain equipment. Our leases have various expiration dates through 2029, some of which include options to extend the leases for up to nine years. Additionally, we are the sublessor for certain office space. Our sublease income for the three and nine months ended October 31, 2019 was immaterial.
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
For the three and nine months ended October 31, 2019, our operating lease expense was $1.8 million and $5.0 million, respectively. Our finance lease expense was immaterial and $1.0 million for the three and nine months ended October 31, 2019, respectively.
Supplemental cash flow information related to leases was as follows (in thousands):

Nine months ended October 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,131
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,656

18	Veeva Systems Inc. | Form 10-Q

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

As of October 31, 2019
Operating Leases
Lease right-of-use-assets	$24,055
Lease liabilities	$6,401
Lease liabilities, noncurrent	19,261
Total operating lease liabilities	$25,662
Finance Leases
Property and equipment, at cost	$1,738
Accumulated depreciation	(978)
Property and equipment, net	$760
Lease liabilities	$1,029
Lease liabilities, noncurrent	621
Total finance lease liabilities	$1,650
Weighted Average Remaining Lease Term
Operating leases	5.2 years
Finance leases	1.6 years
Weighted Average Discount Rate
Operating leases	4.3%
Finance leases	4.3%

Maturities of lease liabilities were as follows (in thousands):

Period	Operating leases	Finance leases
Remaining for Fiscal 2020	$1,787	$269
Fiscal 2021	7,178	1,076
Fiscal 2022	6,109	359
Fiscal 2023	4,119	—
Fiscal 2024	3,208	—
Thereafter	6,365	—
Total lease payments	28,766	1,704
Less imputed interest	(3,104)	(54)
Total	$25,662	$1,650

Future minimum lease payments under non-cancelable operating leases as of January 31, 2019 under ASC 840 were as follows (in thousands):

Period	Operating leases
Fiscal 2020	$5,079
Fiscal 2021	4,843
Fiscal 2022	4,063
Fiscal 2023	2,534
Fiscal 2024	1,884
Thereafter	1,495
Total	$19,898

As of October 31, 2019, we have additional operating leases, primarily for office leases, that have not yet commenced of $3.3 million. These operating leases will commence during the fiscal year ending January 31, 2021 with lease terms of less than one year to five years.

Veeva Systems Inc. | Form 10-Q	19

Note 11. Stockholders’ Equity
Beginning in the fiscal quarter ended April 30, 2019, we implemented a new equity compensation program applicable to the vast majority of our employees but not applicable to our Chief Executive Officer (CEO). Prior to the adoption of the new equity compensation program, at the time of hire, our employees received a grant of RSUs that vested quarterly over four years and received additional equity from time to time thereafter. Under the new equity compensation program, the vast majority of our employees are granted both RSUs, which typically vest over a one-year period, and stock options, which typically vest over a four-year period.
Stock Option Activity
A summary of stock option activity for the nine months ended October 31, 2019 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at January 31, 2019	12,961,397	$19.43	5.4	$1,161,695,032
Options granted	1,475,355
Options exercised	(1,225,746)
Options forfeited/cancelled	(318,028)
Options outstanding at October 31, 2019	12,892,978	$33.25	5.2	$1,401,940,929
Options vested and exercisable at October 31, 2019	6,704,980	$5.96	3.4	$911,013,694
Options vested and exercisable at October 31, 2019 and expected to vest thereafter	12,892,978	$33.25	5.2	$1,401,940,929

During the three and nine months ended October 31, 2019, we granted 120,010 and 1,475,355 stock options, respectively, under the 2013 Equity Incentive Plan (2013 EIP). The options granted during the nine months ended October 31, 2019 reflects grants predominantly made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $64.07 and $59.00 for the three and nine months ended October 31, 2019, respectively.
As of October 31, 2019, there was $147.9 million in unrecognized compensation cost related to unvested stock options granted under the 2007 Stock Plan, 2012 Equity Incentive Plan and 2013 EIP. This cost is expected to be recognized over a weighted average period of 3.8 years.
As of October 31, 2019, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
The total intrinsic value of options exercised was approximately $31.1 million and $166.9 million for the three and nine months ended October 31, 2019, respectively.
Restricted Stock Units
A summary of restricted stock unit (RSU) activity for the nine months ended October 31, 2019 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2019	2,359,132	$54.73
RSUs granted	278,053	138.22
RSUs vested	(945,117)	54.42
RSUs forfeited/cancelled	(163,375)	59.59
Balance at October 31, 2019	1,528,693	$69.59

During the three months ended October 31, 2019, we granted 51,995 RSUs under the 2013 EIP with a weighted-average grant date fair value of $150.53. During the nine months ended October 31, 2019, we granted 278,053 RSUs under the 2013 EIP with a weighted-average grant date fair value of $138.22.

20	Veeva Systems Inc. | Form 10-Q

As of October 31, 2019, there was a total of $94.9 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 1.8 years. The total intrinsic value of RSUs vested was $48.0 million and $136.0 million for the three and nine months ended October 31, 2019, respectively.
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
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Volatility	41%	—%	41%	41%
Expected term (in years)	6.25	—	5.75 - 6.35	6.35
Risk-free interest rate	1.39% - 1.64%	—%	1.39% - 2.52%	2.73%
Dividend yield	—%	—%	—%	—%

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
Note 12. Net Income per Share
Basic net income per share is computed by dividing the net income by the weighted-average number of shares of common stock outstanding during the period. Unvested shares of common stock resulting from the early exercises of stock options are excluded from the calculation of the weighted-average shares of common stock until they vest as they are subject to repurchase until they are vested.
Diluted net income per share is computed by dividing net income by the weighted-average shares outstanding, including potentially dilutive shares of common equivalents outstanding during the period. The dilutive effect of potential shares of common stock are determined using the treasury stock method.

Veeva Systems Inc. | Form 10-Q	21

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
The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Three months ended October 31,				Nine months ended October 31,
	2019		2018		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income, basic	$73,120	$9,125	$54,592	$9,493	$206,862	$28,074	$133,568	$25,113
Denominator
Weighted average shares used in computing net income per share, basic	131,720	16,437	123,297	21,440	129,845	17,622	121,013	22,752
Net income per share, basic	$0.56	$0.56	$0.44	$0.44	$1.59	$1.59	$1.10	$1.10
Diluted
Numerator
Net income, basic	$73,120	$9,125	$54,592	$9,493	$206,862	$28,074	$133,568	$25,113
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	9,125	—	9,493	—	28,074	—	25,113	—
Reallocation of net income to Class B common stock	—	4,879	—	3,950	—	13,942	—	10,243
Net income, diluted	$82,245	$14,004	$64,085	$13,443	$234,936	$42,016	$158,681	$35,356
Denominator
Number of shares used for basic EPS computation	131,720	16,437	123,297	21,440	129,845	17,622	121,013	22,752
Conversion of Class B to Class A common stock	16,437	—	21,440	—	17,622	—	22,752	—
Effect of potentially dilutive common shares	10,593	10,593	11,288	11,288	10,657	10,657	11,941	11,941
Weighted average shares used in computing net income per share, diluted	158,750	27,030	156,025	32,728	158,124	28,279	155,706	34,693
Net income per share, diluted	$0.52	$0.52	$0.41	$0.41	$1.49	$1.49	$1.02	$1.02

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	1,362,085	3,066,006	1,037,362	3,065,009

22	Veeva Systems Inc. | Form 10-Q

Note 13. Commitments and Contingencies
Litigation
IQVIA Litigation Matters.
Veeva OpenData and Veeva Network Action.
On January 10, 2017, IQVIA Inc. (formerly Quintiles IMS Incorporated) and IMS Software Services, Ltd. (collectively, “IQVIA”) filed a complaint against us in the U.S. District Court for the District of New Jersey (IQVIA Inc. v. Veeva Systems Inc. (No. 2:17-cv-00177)) (“OpenData and Network Action”). In the complaint, IQVIA alleges that we have used unauthorized access to proprietary IQVIA data to improve our software and data products and that our software is designed to steal IQVIA trade secrets. IQVIA further alleges that we have intentionally gained unauthorized access to IQVIA proprietary information to gain an unfair advantage in marketing our products and that we have made false statements concerning IQVIA’s conduct and our data security capabilities. IQVIA asserts claims under both federal and state misappropriation of trade secret laws, federal false advertising law, and common law claims for unjust enrichment, tortious interference, and unfair trade practices. The complaint seeks declaratory and injunctive relief and unspecified monetary damages.
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
There are no motions currently pending in the OpenData and Network Action that have the potential to end the case prior to trial. Discovery in that case is currently in process. Although no trial date has been set, we expect, based on the current case schedule, that trial could take place in 2021 or 2022.
While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that IQVIA’s claims lack merit.
Veeva Nitro Action.
On July 17, 2019, IQVIA filed a lawsuit in the U.S. District Court for the District of New Jersey (IQVIA Inc. v. Veeva Systems Inc. (No. 2:19-cv-15517)) (“IQVIA Declaratory Action”) seeking a declaratory judgment that IQVIA is not liable to Veeva for disallowing use of IQVIA’s data products in Veeva Nitro or any later-introduced Veeva SaaS products. The IQVIA Declaratory Action does not seek any monetary relief.
On July 18, 2019, we filed a lawsuit against IQVIA in the U.S. District Court for the Northern District of California (Veeva Systems Inc. v. IQVIA Inc. (No. 3:19-cv-04137)) (“Veeva Nitro Action”), alleging that IQVIA engaged in anticompetitive conduct as to Veeva Nitro. Our complaint asserts federal and state antitrust claims, as well as claims under California’s Unfair Competition Law and common law claims for intentional interference with contractual relations and intentional interference with prospective economic advantage. The complaint seeks injunctive relief and monetary damages. IQVIA filed its answer and affirmative defenses on September 5, 2019.
On September 26, 2019, the Northern District of California transferred the Veeva Nitro Action to the U.S. District Court for the District of New Jersey. On October 1, 2019, we filed a notice of our intent to withdraw the motion to dismiss or transfer the IQVIA Declaratory Action that we had filed in the District of New Jersey.
There are no motions currently pending in the IQVIA Declaratory Action or the Veeva Nitro Action that have the potential to end the cases. The court has not yet held a scheduling conference to set the case management schedule.

Veeva Systems Inc. | Form 10-Q	23

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these two actions, we believe that our claims warrant injunctive relief and monetary damages for Veeva and against IQVIA.
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
After Veeva's motion to dismiss was denied, Veeva filed its answer on December 10, 2018.
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
Value-Added Reseller Agreement
We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce1 Platform in combination with our developed technology to deliver certain of our multichannel CRM applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met our first minimum order requirement commitment of $250 million, and as of October 31, 2019, we remained obligated to pay fees of at least $159.8 million prior to September 1, 2025 in connection with this agreement.
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

24	Veeva Systems Inc. | Form 10-Q

Total revenues consist of the following (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Subscription services
Veeva Commercial Cloud	$115,201	$99,906	333,591	$290,944
Veeva Vault(1)	111,559	78,308	308,596	212,865
Total subscription services	$226,760	$178,214	$642,187	$503,809
Professional services
Veeva Commercial Cloud	$18,589	$16,212	52,381	$47,143
Veeva Vault(1)	35,572	30,305	98,005	78,935
Total professional services	$54,161	$46,517	$150,386	$126,078
Total revenues	$280,921	$224,731	$792,573	$629,887

_________________________________________________________

(1)	Veeva Vault revenues includes revenue from legacy Zinc Ahead products.
Note 15. Information about Geographic Areas
We track and allocate revenues by principal geographic area rather than by individual country, which makes it impractical to disclose revenues for the United States or other specific foreign countries. We measure subscription services revenue primarily by the estimated location of the end users in each geographic area for Veeva Commercial Cloud and primarily by the estimated location of usage in each geographic area for Veeva Vault. We measure professional services revenue primarily by the location of the resources performing the professional services. Beginning with the fiscal quarter ended October 31, 2019, certain revenues by geographic areas have been reclassified. Prior periods have been adjusted to reflect this change, and the effect of this change is not material for any period previously presented.
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Revenues by geography
North America	$153,005	$126,262	$430,441	$352,697
Europe	79,832	59,371	226,026	164,943
Asia Pacific	39,057	31,880	110,560	91,532
Rest of world(1)	9,027	7,218	25,546	20,715
Total revenues	$280,921	$224,731	$792,573	$629,887

_________________________________________________________

(1)	Middle East, Africa, and Latin America
Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	October 31,	January 31,
	2019	2019
Long-lived assets by geography
North America	$49,500	$51,748
Europe and rest of world	2,299	1,783
Asia Pacific	1,491	1,435
Total long-lived assets	$53,290	$54,966

Veeva Systems Inc. | Form 10-Q	25

Note 16. Subsequent Events
On November 1, 2019, we completed our acquisition of Crossix Solutions Inc., a provider of privacy-safe patient data and analytics, in exchange for total cash consideration of $431.8 million, which includes the impact of adjustments to purchase price associated with the cash and net working capital of the acquired entity at close. In addition, we granted certain Crossix employees equity retention awards valued at approximately $120 million in the aggregate. We are currently evaluating the purchase price allocation for this transaction. It is not practicable to disclose the preliminary purchase price allocation, given the short period of time between the acquisition date and the issuance of these condensed consolidated financial statements.
On November 7, 2019, we completed our acquisition of Physicians World LLC, a provider of speakers bureau services for healthcare professionals, in exchange for total cash consideration of $41.4 million, which includes the impact of adjustments to purchase price associated with the cash and net working capital of the acquired entity at close. In addition, we granted certain Physicians World employees equity retention awards valued at approximately $15 million in the aggregate. We are currently evaluating the purchase price allocation for this transaction. It is not practicable to disclose the preliminary purchase price allocation, given the short period of time between the acquisition date and the issuance of these condensed consolidated financial statements.

Veeva Systems Inc. | Form 10-Q	26

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our solutions are designed to meet the unique needs of our customers and their most strategic business functions—from research and development to commercialization. Our solutions are designed to help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations.
In our fiscal year ended January 31, 2019, we derived approximately 57% and 53% of our subscription services and total revenues, respectively, from our Veeva Commercial Cloud solutions. In our fiscal year ended January 31, 2019, we derived approximately 43% and 47% of our subscription services and total revenues, respectively, from our Veeva Vault solutions. For the nine months ended October 31, 2019, we derived approximately 52% and 49% of our subscription services revenues and total revenues, respectively, from our Veeva Commercial Cloud solutions. For the nine months ended October 31, 2019, we derived approximately 48% and 51% of our subscription services revenues and total revenues, respectively, from our Veeva Vault solutions. The contribution of subscription services revenues and total revenues associated with our Veeva Vault solutions are expected to continue to increase as a percentage of subscription services revenues and total revenues in the future. Please note that revenues attributable to our recently acquired businesses will be classified under Veeva Commercial Cloud, which will, therefore, impact the mix of revenues between Veeva Commercial Cloud and Veeva Vault. We also offer certain of our Veeva Vault solutions to industries outside the life sciences industry, primarily consumer packaged goods, chemicals, and cosmetics and primarily in North America and Europe.
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
For the nine months ended October 31, 2019 and 2018, our total revenues were $792.6 million and $629.9 million, respectively, representing period-over-period growth in total revenues of 26%. For the nine months ended October 31, 2019 and 2018, our subscription services revenues were $642.2 million and $503.8 million, respectively,

Veeva Systems Inc. | Form 10-Q	27

representing period-over-period growth in subscription services revenues of 27%. We generated net income of $234.9 million and $158.7 million for the nine months ended October 31, 2019 and 2018, respectively.
Key Factors Affecting Our Performance
Investment in Growth. We have invested and intend to continue to invest aggressively in expanding the breadth and depth of our product portfolio, including through acquisitions. We expect to continue to invest in research and development, to expand existing solutions and build new solutions; in sales and marketing, to promote our solutions to new and existing customers and in existing and expanded geographies and industries; in professional services to ensure the success of our customers’ implementations of our solutions; and in other operational and administrative functions to support our expected growth. We expect that our headcount will increase as a result of these investments. We also expect our total operating expenses will continue to increase over time, which could have a negative impact on our operating margin.
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
We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training, and managed services related to our solutions. For the nine months ended October 31, 2019, subscription services revenues constituted 81% of total revenues and professional services and other revenues constituted 19% of total revenues.
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

28	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	29

applicable to the vast majority of our employees, which will increase stock-based compensation expenses allocated to cost of revenues and operating expenses in absolute dollars and as a percentage of revenue during the fiscal year ending January 31, 2020. For details of equity granted the nine months ended October 31, 2019, refer to note 11 of the notes to our condensed consolidated financial statements.
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

30	Veeva Systems Inc. | Form 10-Q

New Accounting Pronouncements Adopted in Fiscal 2019
Refer to note 1 of the notes to our condensed consolidated financial statements for a full description of the recent accounting pronouncements adopted during the fiscal year ending January 31, 2020.
Recent Accounting Pronouncements
Cloud Computing Arrangements
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (Topic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for interim and annual reporting periods beginning after December 15, 2019 and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. Early adoption is permitted. We will adopt this standard on a prospective basis as of February 1, 2020, and the impact of our adoption of this standard on our condensed consolidated financial statements will largely depend on the magnitude of implementation costs incurred in our cloud computing arrangements beginning February 1, 2020.
Credit Losses
In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, including subsequent amendments, regarding “Measurement of Credit Losses on Financial Instruments” (Topic 326), which modifies the accounting methodology for most financial instruments. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted. We do not expect this standard to have a material impact on our consolidated financial statements and do not plan to early adopt.

Veeva Systems Inc. | Form 10-Q	31

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$226,760	$178,214	$642,187	$503,809
Professional services and other	54,161	46,517	150,386	126,078
Total revenues	280,921	224,731	792,573	629,887
Cost of revenues(1):
Cost of subscription services	31,964	28,335	93,822	87,394
Cost of professional services and other	41,365	33,039	115,228	93,361
Total cost of revenues	73,329	61,374	209,050	180,755
Gross profit	207,592	163,357	583,523	449,132
Operating expenses(1):
Research and development	52,575	40,001	148,694	116,024
Sales and marketing	45,524	37,699	130,962	110,306
General and administrative	28,693	22,563	78,042	62,934
Total operating expenses	126,792	100,263	357,698	289,264
Operating income	80,800	63,094	225,825	159,868
Other income, net	9,141	4,606	22,634	10,087
Income before income taxes	89,941	67,700	248,459	169,955
Provision for income taxes	7,696	3,615	13,523	11,274
Net income	82,245	64,085	234,936	158,681

________________________________________

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$560	$405	$1,528	$1,166
Cost of professional services and other	4,825	2,782	12,261	7,767
Research and development	9,899	5,820	25,732	16,282
Sales and marketing	6,882	4,825	19,207	13,743
General and administrative	7,155	6,086	19,719	17,689
Total stock-based compensation	$29,321	$19,918	$78,447	$56,647

32	Veeva Systems Inc. | Form 10-Q

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	80.7%	79.3%	81.0%	80.0%
Professional services and other	19.3	20.7	19.0	20.0
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of subscription services	11.4	12.6	11.8	13.9
Cost of professional services and other	14.7	14.7	14.5	14.8
Total cost of revenues	26.1	27.3	26.3	28.7
Gross profit	73.9	72.7	73.7	71.3
Operating expenses:
Research and development	18.7	17.8	18.8	18.4
Sales and marketing	16.2	16.8	16.5	17.5
General and administrative	10.2	10.0	9.8	10.0
Total operating expenses	45.1	44.6	45.1	45.9
Operating income	28.8	28.1	28.6	25.4
Other income, net	3.3	2.0	2.9	1.6
Income before income taxes	32.1	30.1	31.5	27.0
Provision for income taxes	2.7	1.6	1.7	1.8
Net income	29.4%	28.5%	29.8%	25.2%

Revenues

	Three months ended October 31,			Nine months ended October 31,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Revenues:
Subscription services	$226,760	$178,214	27%	$642,187	$503,809	27%
Professional services and other	54,161	46,517	16	150,386	126,078	19
Total revenues	$280,921	$224,731	25	$792,573	$629,887	26
Percentage of revenues:
Subscription services	81%	79%		81%	80%
Professional services and other	19	21		19	20
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended October 31, 2019 increased $56.2 million, of which $48.5 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $33.2 million of subscription services revenue attributable to Veeva Vault solutions and $15.3 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues was 53% from North America and 28% from Europe for the three months ended October 31, 2019 as compared to subscription services revenues of 54% from North America and 26% from Europe for the three months ended October 31, 2018. Subscription services revenues were 81% of total revenues for the three months ended October 31, 2019, compared to 79% of total revenues for the three months ended October 31, 2018.
Professional services and other revenues for the three months ended October 31, 2019 increased $7.6 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our Veeva Vault solutions. The geographic mix of professional services and other revenues was 59% from North America and 32% from Europe for the three months ended October 31, 2019 as compared to 64% from North America and 27% from Europe for the three months ended October 31, 2018.

Veeva Systems Inc. | Form 10-Q	33

Total revenues for the nine months ended October 31, 2019 increased $162.7 million, of which $138.4 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $95.7 million of subscription services revenue attributable to Veeva Vault solutions and $42.7 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues was 53% from North America and 28% from Europe for the nine months ended October 31, 2019 as compared to subscription services revenues of 54% from North America and 26% from Europe for the nine months ended October 31, 2018. Subscription services revenues were 81% of total revenues for the nine months ended October 31, 2019, compared to 80% of total revenues for the nine months ended October 31, 2018.
Professional services and other revenues for the nine months ended October 31, 2019 increased $24.3 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our Veeva Vault solutions. The geographic mix of professional services and other revenues was 59% from North America and 32% from Europe for the October 31, 2019 as compared to 63% from North America and 27% from Europe for the nine months ended October 31, 2018. Over time, we expect the proportion of our total revenues from professional services to continue to decrease.
Cost of Revenues and Gross Profit

	Three months ended October 31,			Nine months ended October 31,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$31,964	$28,335	13%	$93,822	$87,394	7%
Cost of professional services and other	41,365	33,039	25	115,228	93,361	23
Total cost of revenues	$73,329	$61,374	19	$209,050	$180,755	16
Gross margin percentage:
Subscription services	86%	84%		85%	83%
Professional services and other	24	29		23	26
Total gross margin percentage	74%	73%		74%	71%
Gross profit	$207,592	$163,357	27%	$583,523	$449,132	30%

Cost of revenues for the three months ended October 31, 2019 increased $12.0 million, of which $3.6 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of end users of our subscription services, which drove an increase of $1.9 million in fees paid to salesforce.com. There was an additional increase of $0.6 million in computing infrastructure costs not related to salesforce.com, and an additional increase of $0.5 million in employee compensation-related costs (includes an increase of $0.2 million in stock-based compensation).
Cost of professional services and other for the three months ended October 31, 2019 increased $8.3 million, primarily due to a $7.4 million increase in employee compensation-related costs (includes an increase of $2.0 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period.
Gross margin for the three months ended October 31, 2019 and 2018 was 74% and 73%, respectively. The increase compared to the prior period is largely due to the continued growth of Veeva Vault and our newer multichannel CRM applications that complement Veeva CRM, all of which have higher subscription services gross margins than our core Veeva CRM application.
Cost of revenues for the nine months ended October 31, 2019 increased $28.3 million, of which $6.4 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of end users of our subscription services, which drove an increase of $5.3 million in fees paid to salesforce.com. There was an additional increase of $1.3 million in employee compensation-related costs (includes an increase of $0.4 million in stock-based compensation). This was offset by a decrease in computing infrastructure costs of $1.4 million due to the elimination of duplicate server costs during the period. We expect cost of subscription services to increase in absolute dollars in the near term due to increased usage of our subscription services.

34	Veeva Systems Inc. | Form 10-Q

Cost of professional services and other for the nine months ended October 31, 2019 increased $21.9 million, primarily due to a $18.9 million increase in employee compensation-related costs (includes an increase of $4.5 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. We expect cost of professional services and other to increase in absolute dollars and as a percentage of revenue in the near term as we add personnel to our global professional services organization and due to the impact of our new equity compensation program described above.
Gross margin for the nine months ended October 31, 2019 and 2018 was 74% and 71%, respectively. The increase compared to the prior period is largely due to the continued growth of Veeva Vault and our newer multichannel CRM applications that complement Veeva CRM, all of which have higher subscription services gross margins than our core Veeva CRM application.
We expect gross margin to slightly decrease in the fiscal quarter ending January 31, 2020, primarily due to lower professional services utilization as there are fewer billable days in the quarter due to holidays and our annual field kickoff event and due to the impact from our recently acquired businesses. In the future, we expect the recently acquired businesses to have a slightly dilutive impact to our gross margin.
Operating Expenses and Operating Margin
Operating expenses include research and development, sales and marketing, and general and administrative expenses. As we continue to invest in our growth through hiring, we expect operating expenses to increase in absolute dollars and may slightly increase as a percentage of revenue in the near term. We also expect stock-based compensation expense to increase in absolute dollars and as a percentage of revenue through the fiscal year ending January 31, 2020 due, in part, to our new equity compensation program described above as well as retention equity awards granted to certain employees associated with the acquisitions in November 2019.
Research and Development

	Three months ended October 31,			Nine months ended October 31,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Research and development	$52,575	$40,001	31%	$148,694	$116,024	28%
Percentage of total revenues	19%	18%		19%	18%

Research and development expenses for the three months ended October 31, 2019 increased $12.6 million, primarily due to an increase of $9.7 million in employee compensation-related costs (includes an increase of $4.1 million in stock-based compensation) resulting from increased headcount during the period. The expansion of our headcount in research and development is to support development work for the increased number of products that we offer or may offer in the future. Additionally, there was an increase of $1.1 million in costs for increased computing infrastructure requirements in our research and development organization.
Research and development expenses for the nine months ended October 31, 2019 increased $32.7 million, primarily due to an increase of $24.5 million in employee compensation-related costs (includes an increase of $9.5 million in stock-based compensation) resulting from increased headcount during the period. The expansion of our headcount in this area is to support the increased number of products that we offer or may offer in the future. Additionally, there was an increase of $3.3 million in costs for increased computing infrastructure requirements in our research and development organization.
We expect research and development expenses to increase in absolute dollars and may increase as a percentage of revenue in the near term, primarily due to higher headcount, including increased headcount associated with our recently acquired businesses, as we continue to invest in our solutions and develop new technologies.

Veeva Systems Inc. | Form 10-Q	35

Sales and Marketing

	Three months ended October 31,			Nine months ended October 31,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Sales and marketing	$45,524	$37,699	21%	$130,962	$110,306	19%
Percentage of total revenues	16%	17%		17%	18%

Sales and marketing expenses for the three months ended October 31, 2019 increased $7.8 million, primarily due to an increase of $5.5 million in employee compensation-related costs (includes an increase of $2.1 million in stock-based compensation) and an increase of $1.5 million in marketing program costs. The overall increase in employee compensation-related costs was primarily driven by increase in headcount during the period.
Sales and marketing expenses for the nine months ended October 31, 2019 increased $20.7 million, primarily due to an increase of $15.2 million in employee compensation-related costs (includes an increase of $5.5 million in stock-based compensation) and an increase of $2.6 million in marketing program costs. The overall increase in employee compensation-related costs was primarily driven by an increase in headcount during the period.
We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily due to employee-related expenses as we increase our headcount, including increased headcount associated with our recent acquisitions, to support our sales and marketing efforts associated with our newer solutions and our continued expansion of our sales capacity across all our solutions.
General and Administrative

	Three months ended October 31,			Nine months ended October 31,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
General and administrative	$28,693	$22,563	27%	$78,042	$62,934	24%
Percentage of total revenues	10%	10%		10%	10%

General and administrative expenses for the three months ended October 31, 2019 increased $6.1 million, primarily due to an increase of $2.3 million in employee compensation-related costs (includes an increase of $1.1 million in stock-based compensation) and an increase of $2.2 million in legal fees related to litigation activity during the period. The overall increase in employee compensation-related costs was primarily driven by increase in headcount during the period. There was an additional increase of $0.5 million in program costs related to recruiting activities.
General and administrative expenses for the nine months ended October 31, 2019 increased $15.1 million, primarily due to an increase of $6.6 million in legal fees related to litigation activity during the period and an increase of $5.3 million in employee compensation-related costs (includes an increase of $2.0 million in stock-based compensation). The overall increase in employee compensation-related costs was primarily driven by increase in headcount during the period. There was an additional increase of $0.7 million in program costs related to recruiting activities.
We expect general and administrative expenses to continue to grow in absolute dollars in the near term as we continue to invest in our business and infrastructure and in connection with our recently acquired businesses. Such business and infrastructure costs include increases in third-party fees, particularly in relation to the matters described in note 13 of the notes to our condensed consolidated financial statements, and headcount in our finance, legal, and employee success functions.

36	Veeva Systems Inc. | Form 10-Q

Other Income, Net

	Three months ended October 31,			Nine months ended October 31,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Other income, net	$9,141	$4,606	98%	$22,634	$10,087	124%

Other income, net for the three months ended October 31, 2019 increased $4.5 million, primarily due to an increase in interest and other income of $2.9 million driven by higher cash and cash equivalent balances. In addition, there was a net foreign currency gain of $1.9 million from the prior period, which includes gains and losses from foreign currency exposures partially offset by hedge positions.
Other income, net for the nine months ended October 31, 2019 increased $12.5 million, primarily due to an increase in interest and other income of $9.1 million driven by higher cash and cash equivalent balances. In addition, there was a net foreign currency gain of $1.9 million from the prior period, which includes gains and losses from foreign currency exposures partially offset by hedge positions. There was also an increase of $1.5 million in accretion of investments.
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
Provision for Income Taxes

	Three months ended October 31,			Nine months ended October 31,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Income before income taxes	$89,941	$67,700	33%	$248,459	$169,955	46%
Provision for income taxes	7,696	3,615	113%	13,523	11,274	20%
Effective tax rate	8.6%	5.3%		5.4%	6.6%

The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes, tax credits, equity compensation, and foreign income subject to taxation in the United States. Future tax rates could be affected by changes in tax laws and regulations or by rulings in tax related litigation, as may be applicable.
For the three months ended October 31, 2019 and 2018, our effective tax rates were 8.6% and 5.3%, respectively. During the three months ended October 31, 2019 as compared to the prior year period, our effective tax rate increased primarily due to a reduction in excess tax benefits related to equity compensation. We recognized such excess tax benefits in our provision for income taxes of $8.9 million and $12.0 million for the three months ended October 31, 2019 and 2018, respectively.
For the nine months ended October 31, 2019 and 2018, our effective tax rates were 5.4% and 6.6%, respectively. During the nine months ended October 31, 2019 as compared to the prior year period, our effective tax rate decreased primarily due to an increase in excess tax benefits related to equity compensation. We recognized such excess tax benefits in our provision for income taxes of $39.5 million and $31.0 million for the nine months ended October 31, 2019 and 2018, respectively.
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

Veeva Systems Inc. | Form 10-Q	37

For the reasons set forth below, we believe that excluding the following items from our non-GAAP financial measures provides information that is helpful in understanding our operating results, evaluating our future prospects, comparing our financial results across accounting periods, and comparing our financial results to our peers, many of which provide similar non-GAAP financial measures.

•
Stock-based compensation expenses. We exclude stock-based compensation expenses primarily because they are non-cash expenses that we exclude from our internal management reporting processes. We also find it useful to exclude these expenses when we assess the appropriate level of various operating expenses and resource allocations when budgeting, planning, and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, we believe excluding stock-based compensation expenses allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies.

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

•
Deferred compensation associated with the Zinc Ahead acquisition. The Zinc Ahead share purchase agreement, as revised, called for share purchase consideration to be deferred and paid at a rate of one-third of the deferred consideration amount per year to certain former Zinc Ahead employee shareholders and option holders who remain employed with us on each deferred consideration payment date. In accordance with GAAP, these payments are being accounted for as deferred compensation and the expense is recognized over the requisite service period. We view this deferred compensation expense as an unusual acquisition cost associated with the Zinc Ahead acquisition and find it useful to exclude it in order to assess the appropriate level of various operating expenses to assist in budgeting, planning and forecasting future periods. We believe excluding this deferred compensation expense may allow investors to make more meaningful comparisons between our recurring operating results and those of other companies.

•
Income tax effects on the difference between GAAP and non-GAAP costs and expenses. The income tax effects that are excluded relate to the imputed tax impact on the difference between GAAP and non-GAAP costs and expenses due to stock-based compensation, purchased intangibles, and deferred compensation associated with the Zinc Ahead acquisition for GAAP and non-GAAP measures.

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
The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Operating income on a GAAP basis	$80,800	$63,094	$225,825	$159,868
Stock-based compensation expense	29,321	19,918	78,447	56,647
Amortization of purchased intangibles	1,490	1,667	4,573	5,298
Deferred compensation associated with Zinc Ahead acquisition	—	85	—	343
Operating income on a non-GAAP basis	$111,611	$84,764	$308,845	$222,156
Net income on a GAAP basis	$82,245	$64,085	$234,936	$158,681
Stock-based compensation expense	29,321	19,918	78,447	56,647
Amortization of purchased intangibles	1,490	1,667	4,573	5,298
Deferred compensation associated with Zinc Ahead acquisition	—	85	—	343
Income tax effect on non-GAAP adjustments(1)	(17,662)	(15,153)	(56,088)	(37,497)
Net income on a non-GAAP basis	$95,394	$70,602	$261,868	$183,472
Diluted net income per share on a GAAP basis	$0.52	$0.41	$1.49	$1.02
Stock-based compensation expense	0.18	0.13	0.50	0.36
Amortization of purchased intangibles	0.01	0.01	0.02	0.03
Deferred compensation associated with Zinc Ahead acquisition	—	—	—	—
Income tax effect on non-GAAP adjustments(1)	(0.11)	(0.10)	(0.35)	(0.23)
Diluted net income per share on a non-GAAP basis	$0.60	$0.45	$1.66	$1.18

_________________________________________________________

(1)	For the three and nine months ended October 31, 2019 and 2018, we used an estimated annual effective non-GAAP tax rate of 21.0%.
Liquidity and Capital Resources

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
	(in thousands)
Net cash provided by operating activities	$61,504	$41,556	$398,266	$278,954
Net cash provided by (used in) investing activities	2,729	(89,360)	(61,614)	(147,690)
Net cash provided by financing activities	1,366	4,867	7,889	19,728
Effect of exchange rate changes on cash and cash equivalents	(487)	(1,154)	(2,931)	(3,530)
Net change in cash and cash equivalents	$65,112	$(44,091)	$341,610	$147,462

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. As of October 31, 2019, our cash, cash equivalents, and short-term investments totaled $1.5 billion, of which $30.8 million represented cash and cash equivalents held outside of the United States. On November 1, 2019, we completed our acquisition of Crossix Solutions Inc. in exchange for total cash consideration of $431.8 million, which includes the impact of adjustments to purchase price associated with the cash and net working capital of the acquired entity at close, and on November 7, 2019, we completed our acquisition of Physicians World LLC in exchange for total cash consideration of $41.4 million, which includes the impact of adjustments to purchase price associated with the cash and net working capital of the acquired entity at close. Except for certain foreign jurisdictions, our remaining non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States, thus no U.S. current or deferred taxes have been accrued. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate additional funds we have designated as indefinitely reinvested outside the United States. Under currently enacted tax laws, should our plans change and we were to choose to

Veeva Systems Inc. | Form 10-Q	39

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
Net cash provided by operating activities was $61.5 million for the three months ended October 31, 2019. Our cash provided by operating activities during the three months ended October 31, 2019 primarily reflected our net income of $82.2 million, adjustments for non-cash items of $39.7 million, and a net decrease in our operating assets and liabilities of $60.4 million. Non-cash charges included $29.3 million of stock-based compensation expense and $5.6 million of depreciation and amortization expense. The net changes in operating assets and liabilities included a $78.3 million decrease in deferred revenue due to the timing of renewal billings and a $28.3 million decrease in accounts receivable which was primarily driven by increased collections during the period.
Net cash provided by operating activities was $398.3 million for the nine months ended October 31, 2019. Our cash provided by operating activities during the nine months ended October 31, 2019 primarily reflected our net income of $234.9 million, adjustments for non-cash items of $108.2 million, and a net increase in our operating assets and liabilities of $55.1 million. Non-cash charges included $78.4 million of stock-based compensation expense and $16.6 million of depreciation and amortization expense. The net changes in operating assets and liabilities included a $105.6 million decrease in deferred revenue due to the timing of renewal billings and a $186.6 million decrease in accounts receivable which was primarily driven by increased collections during the period.
The cash flows from operating activities for the nine months ended October 31, 2019 represent the vast majority of the cash flows from operating activities that we expect for the remainder of the fiscal year ending January 31, 2020. As a result, we expect cash flows from operating activities to be substantially less in the fiscal quarter ending January 31, 2020.
Cash Flows from Investing Activities
The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Net cash provided by investing activities was $2.7 million for the three months ended October 31, 2019 resulting primarily from $4.0 million in net maturities and sales of marketable securities and $0.9 million in purchases of property and equipment to support the growth of our business.
Net cash used in investing activities was $61.6 million for the nine months ended October 31, 2019 resulting primarily from $57.4 million in net purchases of marketable securities and $3.2 million in purchases of property and equipment to support the growth of our business.

40	Veeva Systems Inc. | Form 10-Q

We expect our cash flows from investing activities for the fiscal quarter ending January 31, 2020 to include cash used for our recent acquisitions of businesses.
Cash Flows from Financing Activities
The cash flows from financing activities relate to stock option exercises.
Net cash provided by financing activities was $1.4 million and $7.9 million for the three and nine months ended October 31, 2019, respectively, primarily related to the proceeds from employee stock option exercises.
Commitments
Our principal commitments consist of obligations for minimum payment commitments to salesforce.com and leases for office space and data centers. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met our first minimum order commitment of $250 million and have a remaining purchase commitment of $159.8 million, as of October 31, 2019, that must be made by September 1, 2025.
As of October 31, 2019, the future non-cancelable minimum payments under these commitments were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Salesforce.com commitments	$159,776	$6,551	—	—	$153,225
Operating lease obligations	28,766	1,787	13,287	7,327	6,365
Finance lease obligations	1,704	269	1,435	—	—
Total	$190,246	$8,607	$14,722	$7,327	$159,590

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
There have been no material changes to our critical accounting policies and estimates during the three months ended October 31, 2019 as compared to the those disclosed in our Form 10-K for the fiscal year ended January 31, 2019.

Veeva Systems Inc. | Form 10-Q	41

Revenue Recognition
For a description of our application of GAAP to our revenue recognition, see note 1 of the notes to our condensed consolidated financial statements.

42	Veeva Systems Inc. | Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Japanese Yen, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the three months ended October 31, 2019, we had foreign currency gains of $1.4 million. We had immaterial foreign currency losses for the nine months ended October 31, 2019. For the three and nine months ended October 31, 2018, we had foreign currency losses of $0.5 million and $1.9 million, respectively.
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
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $1.5 billion as of October 31, 2019. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, foreign government bonds, and agency mortgage-backed securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $4.5 million market value reduction in our investment portfolio as of October 31, 2019. An immediate decrease of 100-basis points in interest rates would have increased the market value by $4.5 million as of October 31, 2019. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Veeva Systems Inc. | Form 10-Q	43

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
California Non-Compete Matter.
On July 17, 2017, we filed a complaint in the Superior Court of the State of California in the County of Alameda against Medidata, IQVIA, and Sparta Systems, Inc. (Veeva Systems Inc. v. Medidata Solutions, Inc., Quintiles IMS Incorporated, IMS Software Services, LTD., and Sparta Systems, Inc., Case No. RG17868081). Our lawsuit seeks declaratory and injunctive relief concerning the use of non-compete, confidentiality, and non-disparagement agreements by these companies. Since the original complaint was filed, there has been extensive motion practice. Medidata and Sparta have since appealed the superior court’s decisions finding that the case may proceed, and Veeva has cross-appealed. On October 31, 2019, as to Veeva's claims against IQVIA, the trial court's earlier dismissal was reversed and the case was reassigned to a new trial court judge. The court of appeals has not ruled on the appeals concerning the claims against Medidata and Sparta.
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
Our solutions involve the storage and transmission of our customers’ proprietary information, including personal or identifying information regarding their employees and the medical professionals whom their sales personnel contact, sensitive proprietary data related to the regulatory submission process for new medical treatments, and other sensitive information, which may include personal health information. In addition, Crossix Solutions, which we acquired in November 2019, provides technology that processes third-party health and non-health data for U.S. patients. As a result, unauthorized access or security breaches as a result of third-party action, employee error, product defect, malfeasance, or otherwise could result in the loss of information, inappropriate use of or access to information, service interruption, service degradation, outages, service level credits, litigation, indemnity obligations, damage to our reputation, and other liability. While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. Moreover, the detection, prevention, and remediation of known or unknown securities vulnerabilities, including those arising from third-party hardware or software, may result in additional direct or indirect costs and management time. Any or all of these issues could adversely affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage, or subject us to third-party lawsuits, regulatory fines, mandatory disclosures, or other action or liability, which could adversely affect our operating results. Our insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses, and losses we could incur to respond to and remediate a security breach. A security breach of another significant provider of cloud-based solutions may also negatively impact the demand for our solutions.
We expect the future growth rate of our revenues to decline.
In our fiscal years ended January 31, 2017, 2018, and 2019, our total revenues grew by 35%, 25%, and 25% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2017, 2018, and 2019, our subscription revenues grew by 39%, 27%, and 24% respectively, as compared to subscription revenues from the prior fiscal years. Please note that our total revenues and subscription revenues for the fiscal year ended January 31, 2017 included, for the first time, a full year of revenue contribution from the Zinc Ahead business, which we acquired in the third quarter of the fiscal year ended January 31, 2016. In our fiscal quarter ended October 31, 2019, our total revenues grew by 25% as compared to the same quarterly period last year. We expect the growth rate of our total revenues and subscription revenues to decline in future periods, which may adversely impact the value of our Class A common stock.

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
The markets for our solutions are highly competitive. In new sales cycles within our largest product categories, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. The principal such competitor for our Veeva Commercial Cloud applications is IQVIA Inc. (which offers a CRM application built on the Salesforce1 Platform, various data products, and other applications). While no single vendor offers products that compete with all of our Veeva Vault applications, IQVIA, Medidata Solutions, Inc.(recently acquired by Dassault Systèmes), OpenText Corporation, Oracle Corporation, and other smaller application providers offer applications that compete with certain of our Veeva Vault applications. Our Commercial Cloud and Veeva Vault application suites also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use horizontal cloud-based applications or platforms that are not life sciences specific—such as Box.com, Amazon Web Services, or Microsoft—for certain of the functions our applications provide. Our data products compete with IQVIA and other smaller data providers. Our professional services offerings compete with a range of professional services firms. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.
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

Veeva Systems Inc. | Form 10-Q	47

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
We derive a significant portion of our revenues from the renewal of existing subscription orders. The majority of our customers’ orders for subscription services have one-year terms. However, more recently and with respect to solutions other than our core sales automation solution and particularly with respect to certain of our Vault applications, we have entered into a number of orders with terms of up to eight years. Our customers have no obligation to renew their subscriptions for our solutions after their orders expire. Thus, securing the renewal of our subscription orders and selling additional solutions and user subscriptions is critical to our future operating results. Factors that may affect the renewal rate for our solutions and our ability to sell additional solutions and user subscriptions include:

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

48	Veeva Systems Inc. | Form 10-Q

We rely on third-party providers—including salesforce.com and Amazon Web Services—for computing infrastructure, secure network connectivity, and other technology-related services needed to deliver our cloud solutions. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.
Our solutions are hosted from and use computing infrastructure provided by third parties, including salesforce.com with respect to Veeva CRM and certain of our multichannel CRM applications, Amazon Web Services with respect to Veeva Vault applications, Veeva Network applications, and certain other Veeva Commercial Cloud applications, and to a lesser extent, other computing infrastructure service providers.
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
We expect our future expenses to increase as we continue to invest in and grow our business. We expect to incur significant future expenditures related to:

•	developing new solutions and enhancing our existing solutions (including adapting certain of our Veeva Vault applications for companies outside the life sciences industry);

•	improving the technology infrastructure, scalability, availability, security, and support for our solutions;

Veeva Systems Inc. | Form 10-Q	49

•	expanding and deepening our relationships with our existing customer base, including expenditures related to increasing the adoption of our solutions by the R&D departments of life sciences companies;

•	sales and marketing, including expansion of our direct sales organization and global marketing programs;

•	expansion of our professional services organization;

•	employee compensation, including stock-based compensation;

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

50	Veeva Systems Inc. | Form 10-Q

If the third-party providers of healthcare reference data and prescription drug sales data do not allow our customers to upload and use such data in our solutions, our business may be negatively impacted.
Many of our customers license healthcare professional and healthcare organization data and data regarding the sales of prescription drugs from third parties such as IQVIA. In order for our customers to upload such data to the Veeva CRM, Veeva Network Customer Master, Veeva Nitro, and other Veeva applications, such third-party data providers typically must consent to such uploads and often require that we enter into agreements regarding our obligations with respect to such data, which include confidentiality obligations and intellectual property rights with respect to such third-party data. We have experienced delays and difficulties in our negotiations with such third-party data providers in the past, and we expect to experience difficulties in the future. For instance, IQVIA currently will not consent to its healthcare professional or healthcare organization data being uploaded to Veeva Network Customer Master and this has negatively affected sales and customer adoption of Veeva Network Customer Master. To date, IQVIA has also restricted the uploading of IQVIA data to Veeva Nitro and certain other Veeva applications. Similarly, sales and customer adoption of Veeva OpenData has been negatively impacted by certain restrictions on the use of IQVIA data during customer transitions from IQVIA data to Veeva OpenData. If such third-party data providers do not consent to the uploading and use of their data in our solutions, delay consent, or fail to offer reasonable conditions for the upload and use of such data in our solutions, our sales efforts, solution implementations and productive use of our solutions by customers may be harmed, and our business, in turn, may be negatively impacted.
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
Nearly all of our sales are to customers in the life sciences industry. Demand for our solutions could be affected by factors that adversely affect the life sciences industry, including:

•
The changing regulatory environment of the life sciences industry—Changes in regulations could negatively impact the business environment for our life sciences customers. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. In particular, legislation or regulatory changes regarding the pricing of drugs and other healthcare treatments sold by life sciences companies has continued to be a topic of discussion by political leaders and regulators in the United States and elsewhere.

Veeva Systems Inc. | Form 10-Q	51

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

52	Veeva Systems Inc. | Form 10-Q

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
In addition, there has been a recent trend of increased foreign, federal, and state regulation of payments and transfers of value provided to healthcare professionals or entities. For example, our current and prospective customers may be required to comply with the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, and its implementing regulations (Sunshine Act). The Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Our solutions and services targeted at life sciences companies, including, for example, those offered by Physician’s World following our November 2019 acquisition, are used by our customers to assist with their reporting obligations under the Sunshine Act. If our solutions and services fail to assist our customers to meet such reporting obligations in a timely and accurate manner, demand for our solutions could decrease, which could adversely affect our business.

Veeva Systems Inc. | Form 10-Q	53

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
Our customers use our solutions to collect, use, process, and store personal data or identifying information regarding their employees and the medical professionals with whom our customers have contact, and, potentially, personal data (including potentially sensitive data such as health information) regarding patients maintained by our customers pursuant to clinical, operational, or compliance processes. In these situations, we act as a data processor. We also collect and sell a database, via our Veeva OpenData and Veeva Oncology Link solutions, for which we are a data controller. In addition, Crossix Solutions, which we acquired in November 2019, provides technology that processes third-party health and non-health data for U.S. patients to generate analytics that are sold to customers. In many countries, national and local governmental bodies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, processing, storage, and disclosure of personal information obtained from individuals, making compliance a complex task.
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

54	Veeva Systems Inc. | Form 10-Q

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
We have in the past acquired and may in the future seek to acquire or invest in businesses, solutions or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. For example, in November 2019, we acquired Crossix Solutions, a provider of privacy-safe patient data and analytics, and Physicians World, a provider of speakers bureau services for healthcare professionals. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
We have limited experience in acquiring other businesses. We may not be able to successfully integrate the acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;

•	costs, liabilities, or accounting charges associated with the acquisition;

•	difficulty integrating the privacy, data security, and accounting systems, operations, and personnel of the acquired business;

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

Veeva Systems Inc. | Form 10-Q	55

Our sales cycles can be long and unpredictable, and our sales efforts require considerable investment of time and expense. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.
Our sales process entails planning discussions with prospective customers, analyzing their existing solutions and identifying how these potential customers can use and benefit from our solutions. The sales cycle for a new customer, from the time of prospect qualification to the completion of the first sale, may span over 12 months or longer. In particular, we have limited history selling our newer solutions. As a result, our sales cycle for these applications may be lengthy and difficult to predict. In addition, we have only recently begun selling certain of our Veeva Vault solutions to industries outside life sciences. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will result in the sale of our solutions. In addition, our sales cycle can vary substantially from customer to customer because of various factors, including the discretionary nature of potential customers’ purchasing and budget decisions, the announcement or planned introduction of new solutions by us or our competitors, and the purchasing approval processes of potential customers. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.
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
In our fiscal year ended January 31, 2019, we derived approximately 57% of our subscription services revenues and approximately 53% of our total revenues from our Veeva Commercial Cloud solutions. In the three months ended October 31, 2019, we derived approximately 51% of our subscription services revenues and approximately 48% of our total revenues from our Veeva Commercial Cloud solutions. A significant percentage of the subscription services revenues for our Veeva Commercial Cloud solutions is derived from subscriptions to our core CRM application. We have, however, realized substantial sales penetration of the available market for our core Veeva CRM application among pharmaceutical and biotechnology companies. If we are not able to sell additional user subscriptions to our core CRM application or if we fail to renew existing subscriptions to our core CRM application, the growth rate of our Veeva Commercial Cloud revenues may be negatively impacted.
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

56	Veeva Systems Inc. | Form 10-Q

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
Our Veeva CRM application, and certain portions of the multichannel CRM applications that complement our Veeva CRM application, are developed on and/or utilize the Salesforce1 Platform of salesforce.com. Under our agreement, salesforce.com provides the hosting infrastructure and data center for portions of our multichannel CRM applications, as well as the system administration, configuration, reporting, and other platform level functionality. In exchange, we pay salesforce.com a fee. Our agreement with salesforce.com requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. See note 13 of the notes to our condensed consolidated financial statements for more information about our on-going minimum fee obligation to salesforce.com. We have met our first minimum order commitment of $250 million and have a remaining purchase commitment of $159.8 million, as of October 31, 2019, that must be made by September 1, 2025. If we are not able to meet the remaining minimum order commitment, the required true-up payments will negatively impact our margins, cash flows, cash balance and financial condition, and our stock price may decline.

Veeva Systems Inc. | Form 10-Q	57

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
We prepare our financial statements in accordance with U.S. GAAP which are subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results. For example, we were required to implement Topic 606 in our fiscal year beginning February 1, 2018. The timing of revenue recognition for certain of our revenue arrangements has been and will likely continue to be impacted by the changes imposed by Topic 606. For instance, with respect to certain of our multi-year orders in which fees increase from year to year, Topic 606 may require that the total contracted revenue for the entire multi-year term of the order be recognized ratably in the same amount in each year. As a result, in the initial year of such orders, we will recognize more revenue than the fees we invoice for the same period, and in the last year of such orders, we will recognize less revenue than the fees we invoice for the same period. Moreover, such multi-year orders could renew at fees greater than the revenue that was recognized in the last year of the order, which could result in fluctuations in our financial results. Any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

58	Veeva Systems Inc. | Form 10-Q

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
In our fiscal quarter ended October 31, 2019, sales to customers outside North America, which is primarily measured by the estimated location of the end users or usage for subscription services revenues and the location of the resources performing the professional services for professional services revenue, accounted for approximately 46% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

•	laws and business practices favoring local competitors;

Veeva Systems Inc. | Form 10-Q	59

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
Our success depends in a large part upon the continued service of our senior management team or other key personnel. In particular, our founder and Chief Executive Officer, Peter P. Gassner, is critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for Mr. Gassner or any other member of our senior management team. In addition, we have recently announced changes to our senior leadership team. In February 2019, we announced the retirement of Matthew J. Wallach, our President and co-founder, which was effective June 2019.In August 2019, we announced the retirement of our Chief Financial Officer, Timothy S. Cabral, which will take place after his successor is appointed by the Board and is transitioned into the role. We have commenced a search for Mr. Cabral’s successor. In September 2019, Tom Schwenger joined Veeva as President and Chief Operating Officer. Such leadership transitions can be inherently difficult to manage, and an unsuccessful transition may cause disruption to our business. In addition, change in the senior management team may create uncertainty among investors concerning Veeva’s future direction and performance. Any disruption in our operations or uncertainty around our ability to execute could have an adverse effect on our business, financial condition, or results of operations.

60	Veeva Systems Inc. | Form 10-Q

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
Our success and ability to compete depend in part upon our intellectual property. As of October 31, 2019, we had filed applications for a number of patents, and we have 22 issued U.S., three Japanese, and two Chinese patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
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

Veeva Systems Inc. | Form 10-Q	61

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

62	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	63

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

64	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	65

The dual class structure of our common stock has the effect of concentrating voting control with certain individuals and their affiliates, which will limit or preclude the ability of our investors to influence corporate matters and could depress the market value of our Class A common stock.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2019, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 55.4% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.
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
In addition, S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies with multiple classes of stock on certain indices, including the S&P 500. While this has not affected the inclusion of Veeva’s Class A common stock in these indices to date, eligibility criteria of these indices and others may change in the future. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
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

•	permit the board of directors to establish the number of directors;

•	provide that directors may only be removed “for cause” and only with the approval of 66 2/3% of our stockholders;

•	require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

Veeva Systems Inc. | Form 10-Q	67

•	provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
None.

b)	Use of Proceeds from Public Offerings of Common Stock
None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

Veeva Systems Inc. | Form 10-Q	69

ITEM 6.	EXHIBITS.
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated September 25, 2019, among Veeva Systems Inc., P109 Merger Sub, Inc., Crossix Solutions Inc., and the stockholder representative as defined therein.	8-K	001-36121	2.1	9/26/2019

3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013

3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Veeva Systems Inc.

By:	/s/ TIMOTHY S. CABRAL
Timothy S. Cabral Chief Financial Officer (Principal Financial Officer)
Dated: December 5, 2019

By:	/s/ MICHELE O’CONNOR
Michele O’Connor Chief Accounting Officer (Principal Accounting Officer)
Dated: December 5, 2019

Veeva Systems Inc. | Form 10-Q	71