Form 10-K
period 2020-01-31
VEEVA SYSTEMS INC
filed 2020-03-30
CIK 1393052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
Form 10-K
_______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from           to
Commission File Number 001-36121
_______________________________________________________________________
Veeva Systems Inc.
(Exact name of Registrant as specified in its charter)
_______________________________________________________________________

Delaware	20-8235463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4280 Hacienda Drive
Pleasanton, California 94588
(Address of principal executive offices)
(925) 452-6500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.00001	VEEV	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None
___________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2019, based on the closing price of $165.90 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $22.1 billion. Shares of Class A common stock or Class B common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 29, 2020, there were 134,056,705 shares of the Registrant’s Class A common stock outstanding and 15,199,816 shares of the Registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. The proxy statement will be filed by the Registrant with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended January 31, 2020.

Pursuant to Part IV, Item 16, a summary of Form 10-K content follows, including hyperlinked cross-references (in the EDGAR filing). This allows users to easily locate the corresponding items in this annual report on Form 10-K where the disclosure is fully presented. The summary does not include certain Part III information that will be incorporated by reference from the Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed within 120 days after our fiscal year ended January 31, 2020.

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
Our goal is to become the most strategic technology partner to the life sciences industry and achieve long-term leadership with our solutions that support the R&D and commercial functions of life sciences companies. Our commercial solutions help life sciences companies achieve better, more intelligent engagement with healthcare professionals and healthcare organizations across multiple communication channels, and plan and execute more effective media and marketing campaigns. Our R&D solutions for the clinical, regulatory, quality, and safety functions help life sciences companies streamline their end-to-end product development processes to increase operational efficiency and maintain regulatory compliance throughout the product life cycle.
We are now also bringing the benefits of our content and data management solutions to a new set of customers outside of life sciences in three regulated industries: consumer goods, chemicals, and cosmetics. We believe that the ability of our solutions to meet the demanding business and compliance requirements of life sciences companies translates well into these regulated industries. Our application currently offered to companies outside of life sciences is designed to help customers efficiently manage critical regulated processes and content in a compliant way and to enable secure collaboration across internal and external stakeholders, including outsourcing partners and vendors.
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
Finally, our goal is to drive strong growth and profitability through highly efficient, targeted sales and marketing, disciplined product planning, and profitable professional services. Our strong growth and profitability have allowed us to make ongoing investments for continued product innovation in our existing markets and provides us with the resources to invest in new market opportunities.

Veeva Systems Inc. | Form 10-K   1

Our Industry Cloud Solutions for Life Sciences
Our industry cloud solutions for the life sciences industry are grouped into three key product areas—Veeva Commercial Cloud, Veeva Data Cloud, and Veeva Vault—and are designed to address pharmaceutical, biotechnology, and medical device companies’ most pressing strategic needs in their commercial and R&D operations.
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
Our multichannel CRM applications that are part of Veeva Commercial Cloud include:

•
Veeva CRM and Veeva Medical CRM enable customer-facing employees, such as life sciences sales representatives, key account managers, and scientific liaisons, to manage, track, and optimize interactions with healthcare professionals and healthcare organizations utilizing a single, integrated solution. With multichannel Veeva CRM, customers have an end-to-end solution for the planning and coordination of their teams across all key channels, including face-to-face, email, and web. Veeva CRM supports the life sciences industry’s unique commercial business processes and regulatory compliance requirements with highly specialized functionality, such as prescription drug sample management with electronic signature capture, the management of complex affiliations between physicians and the organizations where they work, and the capture of medical inquiries from physicians. Key existing and recently announced innovative capabilities of our Veeva CRM and Veeva Medical CRM solutions include:

◦
Powered by data science, Veeva CRM Suggestions is a dashboard included within Veeva CRM that offers life sciences sales representatives recommendations on the next best action and right channel for the next interaction with their customers.

◦	Veeva CRM’s Real-time Architecture and Autosync capability ensures all CRM information, including activity, customer, and product data are available across multiple mobile devices.

◦
Veeva CRM Approved Notes allows sales representatives to capture free text notes in Veeva CRM and leverage the power of artificial intelligence to save information in a compliant way. Veeva Approved Notes is planned for availability in 2020.

◦	Customer Journeys is a new capability in Veeva CRM to better target and manage customers through stages of an adoption lifecycle and drive the best actions at the right customer stage.

•	Veeva CRM MyInsights provides a data visualization tool that delivers tailored, actionable insights to life sciences sales representatives in Veeva CRM.

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

•
Veeva CRM Events Management enables the planning, management, and execution of group meetings with healthcare professionals and helps life sciences companies track and manage spending in order to meet transparency reporting requirements. Physicians World, which we recently acquired, provides complementary full-service speakers bureau logistics in the United States for life sciences companies of all sizes.

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

2   Veeva Systems Inc. | Form 10-K

•
Veeva CRM Approved Messaging adds support for messaging applications, such as WeChat and WhatsApp, to open new digital channels for sales representatives to engage in relevant, timely interactions with healthcare professionals. Veeva Approved Messaging is available today for WeChat and is planned for availability for WhatsApp in 2020.

Our data solutions that are part of Veeva Commercial Cloud include:

•
Veeva OpenData provides healthcare professional and healthcare organization data that includes demographic information, license information and status, specialty information, affiliations, and other key data that is crucial to customer engagement and compliance. In the life sciences industry, this category of data is referred to as customer reference data or customer data. Veeva OpenData Explorer, planned for availability in 2020, will give users the option to access comprehensive customer reference data through a web-based portal. We also offer outsourced data stewardship services to our customers.

•
Veeva Oncology Link is a single source of continuously updated profile and market intelligence data on key scientific leaders in oncology. Veeva Oncology Link associates thousands of global experts with millions of activities, including publications, clinical trials, and events.

•
Crossix, which we acquired in November 2019, provides pharmaceutical brands privacy-safe U.S. patient data and a best-in-class analytics platform to maximize media investments and drive greater marketing effectiveness. Crossix SafeMine technology connects health data and non-health data, including consumer and media data, for U.S. patients in a privacy-safe manner. Crossix DIFA uses that data to enable real-time measurement and optimization of complex, cross-channel media campaigns aimed at patients and healthcare professionals.

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

Our next-generation commercial data warehouse and advanced artificial intelligence application that are part of Veeva Commercial Cloud include:

•
Veeva Nitro eliminates the time and effort of custom data warehouse development and maintenance and provides a foundation for artificial intelligence and advanced analytics. With an industry-specific data model and standard data connectors, Nitro enables life sciences companies to more easily unify their most important data sources, such as prescription, sales, formulary, and claims data.

•
Veeva Andi is an artificial intelligence application that embeds tailored insights and suggestions in Veeva CRM regarding the next best action for improved field efficiency and effectiveness. With Veeva Andi, customers can adopt, deploy, and scale artificial intelligence across Veeva CRM and deliver the right message in the right channel at the right time for an improved customer experience.

Veeva Data Cloud
Veeva Data Cloud will provide longitudinal U.S. patient and prescriber data for both retail and specialty distribution channels for commercial use cases such as launch planning, patient segmentation, commercial analytics, artificial intelligence, territory design, targeting, and incentive compensation. Veeva Data Cloud will be powered by existing Crossix technology, privacy-safe processes, and an expanding health data set and will have the same open and customer-friendly usage agreements that exist today with other Veeva data solutions. We expect Veeva Data Cloud to be available by December 2020.

Veeva Systems Inc. | Form 10-K   3

Veeva Vault
Veeva Vault is a unified suite of cloud-based, enterprise content and data management applications, all built on our proprietary Veeva Vault Platform. Our Veeva Vault applications address the content management requirements for our customers’ commercial functions, including medical and sales and marketing, and key R&D functions, including clinical, regulatory, quality, and safety.
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
Veeva Vault for Commercial Content Management
The increasing use and variety of content in the sales and marketing efforts of life sciences companies requires rapid creation of materials and better management of commercial content, with continuous strict regulatory compliance across channels and geographies. The Veeva Vault applications and capabilities primarily used by the commercial and medical departments of life sciences companies to manage commercial and medical content include:

•
Veeva Vault PromoMats combines digital asset management with content review and distribution capabilities through which life sciences companies can manage the end-to-end process for creation, review, approval, claims tracking, multichannel distribution, expiration, and withdrawal of commercial content across the digital supply chain. Veeva Vault Auto Claims Linking is a capability in Veeva Vault PromoMats that uses AI to suggest links from claims to related references, reducing the administrative burden and risk of managing claims across countries, channels, and assets.

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

Veeva Development Cloud
Veeva Development Cloud brings together application suites for the clinical, regulatory, quality, and safety functions of life sciences companies on the Veeva Vault Platform to enable companies to streamline product development life cycles and eliminate manual processes and siloed systems. These applications help life sciences companies achieve greater efficiency and agility in product development, while maintaining regulatory compliance. Our Veeva Development Cloud applications each have a unique data model based on shared content and data, deep functionality, and pre-defined workflows to support industry-specific processes.
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

•
Veeva Vault CDMS is a clinical data management solution that includes Veeva Vault EDC, Veeva Vault Coder, and Veeva Vault Data Workbench. Vault CDMS combines coding, EDC, data cleaning, and reporting in a single integrated solution to manage studies and gain a complete view of all clinical data within a trial. Vault EDC and Vault Coder are available today. Vault Data Workbench is planned for availability in 2020.

4   Veeva Systems Inc. | Form 10-K

•
Veeva Vault CTMS is a clinical trial management application that helps unify information and documentation for a “single source of truth” across sponsors, contract research organizations, and investigators to reduce complexity, increase transparency, and speed time to market.

•	Veeva Vault Payments is a complementary application for Vault CTMS that helps manage the payment and reimbursement process to clinical research sites.

•
Veeva Vault eTMF is an electronic trial master file application that manages the repository of documents for active and archived clinical trials for improved inspection readiness, visibility, and control.

•	Veeva Vault Study Startup helps life sciences companies to more efficiently manage the process of activating investigator sites for clinical trials.

•
Veeva SiteVault helps clinical research sites reduce the administrative burden of managing documents and processes for study site qualification and activation with capabilities such as electronic signatures, remote monitoring, certified copy workflows, and reporting. Veeva offers a fully configurable edition called SiteVault Enterprise that includes open APIs for integrations, customized reports, and tailored workflows. Veeva also offers a free edition called SiteVault Free to provide clinical trial sites of all sizes with a modern cloud solution that helps streamline trial activities with the goal of accelerating clinical research for the life sciences industry overall.

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

•
Veeva Vault QMS is a quality management solution that provides best practice processes for deviations, internal and external audits, complaints, lab investigations, change controls, corrective and preventative actions, and proactive management initiatives. Quality Risk Management in Vault QMS allows companies to take a proactive approach to monitoring risks and implementing mitigation plans throughout the entire product lifecycle for enhanced product quality and patient safety.

•
Veeva Vault Training simplifies role-based training within life sciences companies and helps quality teams remain audit-ready and compliant. Companies can efficiently organize, assign, and track content and information so the right people are trained on the right policies and procedures.

Veeva Systems Inc. | Form 10-K   5

Veeva Vault Safety
Veeva Vault Safety is a unified suite of applications that will help the pharmacovigilance and safety departments of life sciences companies increase efficiency and maintain compliance in the management of end-to-end safety processes that includes:

•	Veeva Vault Safety is a modern application for the collection, management, and real-time oversight of adverse events in a single system.

•
Veeva Vault SafetyDocs centrally manages pharmacovigilance content for greater operational efficiency and compliance. It enables collaboration within teams and across clinical, quality, regulatory, and other organizations within life sciences companies.

•
Veeva Vault Safety.AI is an artificial intelligence application that automates case intake to reduce the time and effort of manual data entry for more efficient case processing. Safety.AI is planned for availability in 2020.

Veeva Vault Medical Device Suite
Veeva Vault Medical Device Suite includes the commercial, clinical, quality, and regulatory applications described above to provide manufacturers with greater visibility, collaboration, and speed across the product development life cycle.
Solutions for Regulated Industries Outside of Life Sciences
Our initial applications for customers outside of life sciences address specific content and data management processes within the regulated industries of consumer goods, chemicals, and cosmetics. Veeva QualityOne is a robust quality management, document management, and training solution. Veeva RegulatoryOne helps companies manage regulatory submission content. Veeva Claims addresses the end-to-end product and marketing claims management process.
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

6   Veeva Systems Inc. | Form 10-K

Our Customers
As of January 31, 2020, we served 861 customers. For an explanation of how we define current customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations.” We deliver solutions to companies throughout the life sciences industry, including pharmaceutical, biotechnology, and medical device companies, contract sales organizations, and contract research organizations. Our life sciences customers range from the largest global pharmaceutical and biotechnology companies such as Bayer AG, Boehringer Ingelheim GmbH, Eli Lilly and Company, Gilead Sciences, Inc., Merck & Co., Inc., and Novartis International AG, to smaller pharmaceutical and biotechnology companies, including Alkermes plc, Grupo Ferrer Internacional S.A., Ironwood Pharmaceuticals, Inc. and LEO Pharma A/S. We also deliver solutions to companies in the following regulated industries outside of life sciences: consumer goods, chemicals, and cosmetics. For our fiscal years ended January 31, 2018, 2019, and 2020, we did not have any single customer that represented more than 10% of our total revenues.
Our Employees
As of January 31, 2020, we employed 3,501 people worldwide. We also engage temporary employees and consultants. Our employees in the United States are not represented by a labor union, however, in certain foreign locations, there are workers’ councils that represent our employees. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.
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
Technology Infrastructure and Operations
Our solutions utilize a pod-based architecture that allows for scalability, operational simplicity, and security. Our products are hosted in data centers located in the United States, the United Kingdom, the European Union, Japan, and South Korea. We utilize third parties to provide our computing infrastructure and manage the infrastructure on which our solutions operate. For example, for Veeva CRM and certain of our multichannel CRM applications, we utilize the hosting infrastructure provided by salesforce.com. For our Veeva Vault applications, Veeva Network applications, and certain other Veeva Commercial Cloud applications, we utilize Amazon Web Services.
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

Veeva Systems Inc. | Form 10-K   7

Our technology is based on multitenant architectures that apply common, consistent management practices for all customers using our solutions. We enable multiple customers to share the same version of our solutions while securely partitioning their respective data. Portions of our multichannel customer relationship management applications are built on the Salesforce1 Platform of salesforce.com inc. Our Veeva Vault applications, Veeva Network, and portions of our other Commercial Cloud applications are built upon our own proprietary platforms. Certain of our other applications rely on technology platforms provided by Amazon Web Services. For example, Veeva Nitro, our commercial data warehouse application, utilizes Amazon Redshift.
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
Security Program
Veeva maintains an information security management system certified to ISO 27001 and managed by our Chief Information Security Officer to ensure security controls conform to established standards across both product and infrastructure components. Our solution undergoes internal vulnerability testing prior to release, and we employ a third party to perform penetration and vulnerability tests on our solutions on at least an annual basis. We also obtain independent third-party audit opinions related to security and availability annually, such as SOC 2, Type II reports and ISO 27001 attestation reports. We also require role-based security and security awareness training and have defined security incident response processes.
Privacy Program
Veeva maintains a global privacy program aligned to applicable laws and regulations, including the California Consumer Privacy Act (“CCPA”), the European Union’s General Data Protection Regulation (“GDPR”), the U.S. Health Insurance Portability and Accountability Act (“HIPAA”),and Brazil’s Lei Geral de Proteção de Dados (“LGPD”), which will be effective on August 15, 2020. We have a Chief Privacy Officer, who collaborates with our Chief Information Security Officer and business and product leaders throughout our organization. Veeva maintains an active EU-U.S. Privacy Shield certification and a Swiss-U.S. Privacy Shield certification in order to allow the transfer of EU and Swiss personal data to the United States. Veeva is also registered as a data broker as required by the California Attorney General. In addition, Veeva maintains privacy policies and procedures and requires role-based privacy awareness training. For more information about our privacy practices, please visit veeva.com/privacy.
Competition
The markets for our solutions are global, rapidly evolving, highly competitive, and subject to changing regulations, advancing technology, and shifting customer needs. In new sales cycles, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. The principal such competitor for our Veeva Commercial Cloud applications is IQVIA Inc., which offers a CRM application built on the Salesforce1 Platform, various data products, and other applications. No single vendor offers products that compete with all of our Veeva Vault applications, but IQVIA, Medidata Solutions, Inc. (recently acquired by Dassault Systèmes), OpenText

8   Veeva Systems Inc. | Form 10-K

Corporation, Oracle Corporation, and other smaller application providers offer applications that compete with certain of our Veeva Vault applications.
Our Commercial Cloud and Veeva Vault application suites also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use cloud-based applications or platforms that are not life sciences specific—such as Box.com, Amazon Web Services, or Microsoft—for certain of the functions our applications provide.
Our data and data analytics products, including our planned and recently announced Data Cloud offering, compete with IQVIA and other smaller data providers.
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
Intellectual Property
We rely on a combination of patents, trade secrets, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. We have developed a process for seeking patent protection for our technology innovations. The table below provides a summary of our issued patents and pending patent applications as of January 31, 2020:

Issued U.S. patents (expiring between May 2027 and January 2038)	25
Issued international patents (expiring between April 2025 and June 2037)	11
U.S. and international pending applications	49

Veeva Systems Inc. | Form 10-K   9

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
Companies in our industry as well as non-practicing entities often own a number of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. We are currently engaged in legal proceedings with competitors in which the competitors are asserting trade secret misappropriation and other claims, and we may face new allegations in the future that we have infringed the patents, trademarks, copyrights, trade secrets and other intellectual property rights of other competitors or non-practicing entities. We expect that we and others in our industry will continue to be subject to third-party infringement claims by competitors as the functionality of applications in different industry segments overlaps, and by non-practicing entities. Any of these third parties might make a claim of infringement against us at any time. For example, see the description of our current litigations in note 15 of the notes to our consolidated financial statements.
Corporate Information
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

10   Veeva Systems Inc. | Form 10-K

ITEM 1A.    RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” together with all of the other information in this report, including our consolidated financial statements and related notes, before investing in our Class A common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the price of our Class A common stock could decline and you could lose part or all of your investment.
The worldwide outbreak of COVID-19 may negatively impact our business.
The World Health Organization has declared the outbreak of COVID-19, which began in December 2019, to be a pandemic, and the U.S. federal government has declared it a national emergency. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our customers, employee or industry events, and effect on our vendors and partners, all of which are uncertain and cannot be predicted. For example, in response to the COVID-19 outbreak, we have shifted certain of our customer events to virtual-only experiences, and we may be forced to or may deem it advisable to similarly alter, postpone, or cancel entirely additional customer, employee, or industry events in the future. We have also imposed employee travel restrictions and instructed employees in most locations to work from home. Many of our customers have implemented similar measures, which may limit our ability to sell or provide professional services to them. Customers may also delay or cancel purchasing decisions or projects in light of uncertainties to their businesses arising from the COVID-19 outbreak. At this point, the extent to which the COVID-19 outbreak may impact our financial condition or results of operations is uncertain. Due to our subscription-based business model, the effect of the COVID-19 outbreak, and any impact to our sales efforts, may not be fully reflected in our results of operations until future periods, if at all.
In addition, the stock market has been unusually volatile during the COVID-19 outbreak and such volatility may continue. To date, during certain periods of the COVID-19 outbreak, our stock price declined significantly, and such declines may continue to happen.
Risks Related to Our Business
If our security measures are breached or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce the use of or stop using our solutions, and we may incur significant liabilities.
Our solutions involve the storage and transmission of our customers’ proprietary information, including personal or identifying information regarding their employees and the medical professionals whom their sales personnel contact, sensitive proprietary data related to the regulatory submission process for new medical treatments, and other sensitive information, which may include personal health information. In addition, Crossix, which we acquired in November 2019, provides technology that processes third-party health and non-health data for U.S. patients. As a result, unauthorized access or security breaches as a result of third-party action, employee error, product defect, malfeasance, or otherwise could result in the loss of information, inappropriate use of or access to information, service interruption, service degradation, outages, service level credits, litigation, indemnity obligations, damage to our reputation, and other liability. While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. Moreover, the detection, prevention, and remediation of known or unknown securities vulnerabilities, including those arising from third-party hardware or software, may result in additional direct or indirect costs and management time. Any or all of these issues could adversely affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage, or subject us to third-party lawsuits, regulatory fines, mandatory disclosures, or other action or liability, which could adversely affect our operating results. Our insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses, and losses we could incur to respond to and remediate a security breach. A security breach of another significant provider of cloud-based solutions may also negatively impact the demand for our solutions.

Veeva Systems Inc. | Form 10-K   11

The markets in which we participate are highly competitive, and if we do not compete effectively, our business and operating results could be adversely affected.
The markets for our solutions are highly competitive. In new sales cycles within our largest product categories, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. The principal such competitor for our Veeva Commercial Cloud applications is IQVIA Inc., which offers a CRM application built on the Salesforce1 Platform, various data products, and other applications. A significant Veeva CRM customer recently launched a project to implement IQVIA's competitive software offering for portions of its CRM users. The scope of that deployment may expand resulting in further losses of revenue within our Veeva CRM business, or we may lose additional Veeva CRM users or customers in the future. No single vendor offers products that compete with all of our Veeva Vault applications, but IQVIA, Medidata Solutions, Inc. (recently acquired by Dassault Systèmes), OpenText Corporation, Oracle Corporation, and other smaller application providers offer applications that compete with certain of our Veeva Vault applications. Our Commercial Cloud and Veeva Vault application suites also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use cloud-based applications or platforms that are not life sciences specific—such as Box.com, Amazon Web Services, or Microsoft—for certain of the functions our applications provide. Our data and data analytics products, including our planned and recently announced Data Cloud offering, compete with IQVIA and other smaller data providers. Our professional services offerings compete with a range of professional services firms, including at times some of our partners. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.
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
Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including solutions we introduced relatively recently and have limited experience selling. It is uncertain whether these newer solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected overall growth. For example, we do not have experience selling our planned and recently announced Data Cloud product, and we have limited experience selling our products to companies outside the life sciences industry. We cannot be certain that we will be successful with respect to newer solutions and markets. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions or to develop other new solutions and make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.
Our revenues are relatively concentrated within a small number of key customers, and the loss of one or more of such key customers, or their failure to renew or expand user subscriptions, could slow the growth rate of our revenues or cause our revenues to decline.
In our fiscal years ended January 31, 2018, 2019, and 2020, our top 10 customers accounted for 42%, 39%, and 36%, of our total revenues, respectively. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers, which we call "reference selling." The loss of any of our key customers, or a failure of one or more of them to renew or expand user subscriptions for some or all our products, could have a significant impact on the growth rate of our revenues, our reputation, and our ability to obtain new customers. In the event of an acquisition of one of our customers or a business combination between two of our customers, we have in the past and may in the future suffer reductions in user subscriptions or non-renewal of certain or all of their subscription

12   Veeva Systems Inc. | Form 10-K

orders. We are also likely to face increasing purchasing scrutiny at the renewal of these large customer subscription orders, which may result in reductions in user subscriptions or increased pricing pressure. The business impact of any of these negative events could be particularly pronounced with respect to our largest customers.
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
We have from time to time found defects in our solutions, and new defects may be detected in the future. In addition, we have experienced, and may in the future experience, service disruptions, degradations, outages, and other performance problems. These types of problems may be caused by a variety of factors, including human or software errors, viruses, cyber-attacks, fraud, spikes in customer usage, problems associated with our third-party computing infrastructure and network providers, infrastructure changes, and denial of service issues. Service disruptions may result from errors we make in delivering, configuring, or hosting our solutions, or designing, installing, expanding, or maintaining our computing infrastructure. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It is also possible that such problems could result in losses of customer data.
Since our customers use our solutions for important aspects of their business, any errors, defects, disruptions, service degradations, or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, our customers may delay or withhold payment to us, cancel their agreements with us, elect not to renew, or make service credit claims, warranty claims, or other claims against us, and we could lose future sales. The occurrence of any of these events could result in diminishing demand for our solutions, a reduction of our revenues, an increase in our bad debt expense or in collection cycles for accounts receivable, or could require us to incur the expense of litigation or substantial liability.
We have experienced rapid growth, and if we fail to manage our growth effectively, we may be unable to execute our business plan.
Since we were founded, we have experienced rapid growth and expansion of our operations. Our revenues, customer count, product and service offerings, countries of operation, facilities, and computing infrastructure needs have all increased significantly, and we expect them to increase in the future. We have also experienced rapid growth in our employee base. As we continue to grow, both organically and through acquisitions, we must effectively integrate, develop, and motivate an increasing number of employees, while executing our growth plan and maintaining the beneficial aspects of our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to attract and retain highly qualified employees and to achieve our business objectives.
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

Veeva Systems Inc. | Form 10-K   13

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
We have in the past acquired and may in the future seek to acquire or invest in businesses, solutions or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. For example, in November 2019, we acquired Crossix, a provider of privacy-safe patient data and analytics, and Physicians World, a provider of speakers bureau services for healthcare professionals. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
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

•	adverse effects to business relationships with our existing business partners and customers as a result of the acquisition;

•	difficulty in retaining key personnel of the acquired business;

•	use of substantial portions of our available cash to consummate the acquisition;

•	use of resources that are needed in other parts of our business; and

•
the possibility of investigation by, or the failure to obtain required approvals from, governmental authorities on a timely basis, if at all, under various regulatory schemes, including competition laws, which could, among other things, delay or prevent us from completing a transaction, subject the transaction to divestiture after the fact, or otherwise restrict our ability to realize the expected financial or strategic goals of the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired intangible assets and goodwill, which we must assess for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. Acquisitions may also result in purchase accounting adjustments, write-offs or restructuring charges, which may negatively affect our results.
Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business, and financial position may suffer.

14   Veeva Systems Inc. | Form 10-K

Our sales cycles can be long and unpredictable, and our sales efforts require considerable investment of time and expense. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.
Our sales process entails planning discussions with prospective customers, analyzing their existing solutions and identifying how these potential customers could use and benefit from our solutions. The sales cycle for a new customer, from the time of prospect qualification to the completion of the first sale, may span 12 months or longer. We have limited history selling our newer solutions. As a result, our sales cycle for these applications may be lengthy and difficult to predict. In addition, we have only recently begun selling certain of our Veeva Vault solutions to industries outside life sciences. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will result in the sale of our solutions. In addition, our sales cycle can vary substantially from customer to customer because of various factors, including the discretionary nature of potential customers’ purchasing and budget decisions, the announcement or planned introduction of new solutions by us or our competitors, and the purchasing approval processes of potential customers. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.
Catastrophic events could disrupt our business and adversely affect our operating results.
Our corporate headquarters are located in Pleasanton, California and our third-party hosted computing infrastructure is located in the United States, the European Union, Japan, and South Korea. The west coast of the United States and Japan and South Korea each contain active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, actual or threatened public health emergency (e.g., COVID-19), or other catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations at full capacity or at all and may experience system interruptions, reputational harm, delays in our solution development, lengthy interruptions in our services, breaches of data security, loss of key employees, and loss of critical data, all of which could have an adverse effect on our future operating results.
Within Veeva Commercial Cloud, our core Veeva CRM application has achieved substantial penetration within the sales teams of pharmaceutical and biotechnology companies. If our efforts to sustain or further increase the use and adoption of our core CRM application do not succeed, the growth of our Veeva Commercial Cloud revenues may be negatively impacted.
In our fiscal year ended January 31, 2020, we derived approximately 52% of our subscription services revenues and approximately 49% of our total revenues from our Veeva Commercial Cloud solutions. A significant percentage of the subscription services revenues for our Veeva Commercial Cloud solutions is derived from subscriptions to our core CRM application. We have, however, realized substantial sales penetration of the available market for our core Veeva CRM application among pharmaceutical and biotechnology companies. If we are not able to sell additional user subscriptions to our core CRM application or if we fail to renew existing subscriptions to our core CRM application, the growth of our Veeva Commercial Cloud revenues may be negatively impacted.
Changes in our senior management team or other key personnel could have a negative effect on our ability to execute our business strategy.
Our success depends in a large part upon the continued service of our senior management team or other key personnel. In particular, our founder and Chief Executive Officer, Peter P. Gassner, is critical to our vision, strategic direction, culture, products, and technology. We do not maintain key-man insurance for Mr. Gassner or any other member of our senior management team. In addition, we have recently announced changes to our senior leadership team. In February 2019, we announced the retirement of Matthew J. Wallach, our President and co-founder, which was effective June 2019. In August 2019, we announced the retirement of our Chief Financial Officer, Timothy S. Cabral, which will take place after his successor is appointed by the Board and is transitioned into the role. We are actively searching for Mr. Cabral’s successor. In September 2019, Tom Schwenger joined Veeva as President and Chief Operating Officer. Such leadership transitions can be inherently difficult to manage, and an unsuccessful transition may cause disruption to our business. In addition, change in the senior management team may create uncertainty among investors concerning Veeva’s future direction and performance. Any disruption in our operations or uncertainty around our ability to execute could have an adverse effect on our business, financial condition, or results of operations.

Veeva Systems Inc. | Form 10-K   15

Our business could be adversely affected if our customers are not satisfied with the professional services provided by us or our partners, or with our technical support services.
Our business depends on our ability to satisfy our customers, both with respect to our solutions and the professional services that are performed in connection with the implementation of our solutions, including training our customers' employees on our solutions. Professional services may be performed by us, by a third party, or by a combination of the two. If a customer is not satisfied with the quality of work performed by us or a third party or with the solutions delivered or professional services performed, then we could incur additional costs to address the situation, we may be required to issue credits or refunds for pre-paid amounts related to unused services, the profitability of that work might be impaired and the customer’s dissatisfaction with our services could damage our ability to expand the number of solutions subscribed to by that customer. Moreover, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.
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
In our fiscal year ended January 31, 2020, customers outside North America accounted for approximately 45% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

•
the need and expense to localize and adapt our solutions for specific countries, including translation into foreign languages, and ensuring that our solutions enable our customers to comply with local life sciences industry laws and regulations;

•	data privacy laws which require that customer data be stored and processed in a designated territory;

•	difficulties in staffing and managing foreign operations, including employee laws and regulations;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles, and collections issues;

•	new and different sources of competition;

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

16   Veeva Systems Inc. | Form 10-K

•	adverse tax consequences, including the potential for required withholding taxes;

•	fluctuations in the exchange rates of foreign currency in which our foreign revenues or expenses may be denominated;

•
changes in trade relations and trade policy, including the status of trade relations between the United States and China, and the implementation of or changes to trade sanctions, tariffs, and embargoes;

•	public health crises, such as epidemics and pandemics, including COVID-19; and

•	unstable regional and economic political conditions in the markets in which we operate.
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
We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our solutions, attracting new customers, and generating and maintaining profitability. Currently, our brand may be less recognized by the key decision makers at the potential customers for our newer solutions, especially those solutions for companies in industries other than life sciences. Brand promotion activities may not generate customer awareness or increase revenues, and even if they do, any increase in revenues may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses attempting to promote and maintain our brand, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.

Veeva Systems Inc. | Form 10-K   17

Risks Related to the Principal Industry We Serve
Nearly all of our revenues are generated by sales to customers in the life sciences industry, and factors that adversely affect this industry, including mergers within the life sciences industry or regulatory changes, could also adversely affect us.
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

•
Consolidation of companies within the life sciences industry—Consolidation within the life sciences industry has accelerated in recent years, and this trend could continue. We have in the past and may in the future suffer reductions in user subscriptions or non-renewal of customer subscription orders due to industry consolidation. We may not be able to expand sales of our solutions and services to new customers enough to counteract any negative impact of company consolidation on our business. In addition, new companies that result from such consolidation may decide that our solutions are no longer needed because of their own internal processes or alternative solutions. As these companies consolidate, competition to provide solutions and services will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry participants may also try to use their market power to negotiate price reductions for our solutions. If consolidation of our larger customers occurs, the combined company may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on the combined company’s revenues to continue to achieve growth. In addition, if large life sciences companies merge, it would have the potential to reduce per unit pricing for our solutions for the merged companies or to reduce demand for one or more of our solutions as a result of potential personnel reductions over time.

•
Bankruptcy within the life sciences industry —Life sciences companies, and in particular our earlier-stage customers with pre-commercial treatments in clinical trials, may be unsuccessful and may subsequently declare bankruptcy.

•
Changes in market conditions and practices within the life sciences industry—The expiration of key patents, the implications of precision medicine treatments, changes in the practices of prescribing physicians and patients (including the move to digital means of interaction—from wearables to digital pharmacies, among others), changes with respect to payer relationships, the policies and preferences of healthcare professionals and healthcare organizations with respect to the sales and marketing efforts of life sciences companies, changes in the regulation of the sales and marketing efforts and pricing practices of life sciences companies, and other factors could lead to a significant reduction in sales representatives that use our solutions or otherwise change the demand for our solutions. Changes in public perception regarding the practices of the life sciences industry may result in political pressure to increase the regulation of life sciences companies in one or more of the areas described above, which may negatively impact demand for our solutions.

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

18   Veeva Systems Inc. | Form 10-K

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
As we increase the number of products we offer and the number of countries in which we offer solutions, the complexity of adjusting our solutions to comply with legal and regulatory changes will increase. This complexity is exacerbated as emerging countries evolve and enhance their own regulations and regulatory regimens. If we are unable to effectively manage this increase or if we are not able to provide solutions that can be used in compliance with applicable laws and regulations, customers may be unwilling to use our solutions and any such non-compliance could result in the termination of our customer agreements or claims arising from such agreements with our customers.
Additionally, any failure of our customers to comply with laws and regulations applicable to the functions for which our solutions are used could result in fines, penalties, or claims for substantial damages against our customers that may harm our business or reputation. If such failure were allegedly caused by our solutions or services, our customers may make a claim for damages against us, regardless of our responsibility for the failure. We may be subject to lawsuits that, even if unsuccessful, could divert our resources and our management’s attention and adversely affect our business and customer relationships, and our insurance coverage may not be sufficient to cover such claims against us.
Increasingly complex data protection and privacy regulations are burdensome, may reduce demand for our solutions, and non-compliance may impose significant liabilities.
Our customers use our solutions to collect, use, process, and store personal data or identifiable information regarding their employees and the medical professionals with whom our customers have contact, and, potentially, personal data (including potentially sensitive data such as health information) regarding patients maintained by our customers pursuant to clinical, regulatory, or quality processes. In many countries, national and local governmental bodies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, processing, storage, and disclosure of personal information obtained from individuals, making compliance an increasingly complex task. Furthermore, our business has expanded into new product areas that now trigger the need to comply with additional regulations.
For example, in the United States, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), that cover protected health information ("PHI") by limiting use and disclosure, giving individuals the right to access, amend, and seek accounting of their PHI, and limiting most use and disclosures of their PHI to the minimum amount reasonably necessary to accomplish the intended purposes. Certain of our customers may be either business associates or covered entities

Veeva Systems Inc. | Form 10-K   19

under HIPAA. For example, while HIPAA does not apply to pharmaceutical companies or adverse event reporting, some of our customers may be university hospitals that conduct research as well as provide medical care and do not segregate their IT systems, causing them to fall under the HIPAA regulatory regime. Therefore, we must comply with HIPAA to the extent that PHI is introduced into our solutions by our customers and maintain a HIPAA compliance program. In addition, Crossix, which we acquired in November 2019, provides technology that processes third-party health and non-health data for U.S. patients to generate analytics that are sold to customers, creating de-identified information. With respect to such data, we are required to comply with HIPAA de-identification standards. Certain states have signed into law or are intending to enact laws regarding requirements on de-identified information, and there is some uncertainty regarding those laws' conformity with the HIPAA de-identification standards. Compliance with state laws could require additional investment and management attention and may subject us to significant liabilities if we do not comply appropriately with new and potentially conflicting regulations.
In addition, California enacted the California Consumer Privacy Act of 2018 ("CCPA"), which took effect on January 1, 2020, and which broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations. We are a service provider and business under CCPA for our software solutions and data products, respectively. The implementing regulations are not yet finalized, and there remains uncertainty about the consequences on our solutions. The effects of this legislation are potentially far-reaching and may require us to modify our data management practices and to incur substantial expense in an effort to comply.
We are a data controller and data processor under European General Data Protection Regulation ("GDPR"). With respect to our software solutions, we act as a data processor. We collect and sell a database, via our Veeva OpenData and Veeva Oncology Link solutions, for which we are a data controller. Compliance with GDPR and CCPA has and will continue to require valuable management and employee time and resources, and failure to comply with GDPR or CCPA could include severe penalties and could reduce demand for our solutions.
In addition, we have self-certified under the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks, and we routinely utilize the EU Standard Contractual Clauses, often also referred to as Model Clauses, to ensure that our European customers have the appropriate legal mechanisms in place for their personal data to be accessed within the United States. However, the Privacy Shield Frameworks and the Model Clauses are currently under review by the European Court of Justice. We have also updated our Privacy Shield commitments to specifically cover personal data from the United Kingdom in order to receive personal data from the United Kingdom in reliance on the EU-U.S. Privacy Shield Framework after the Brexit transition period ends on December 31, 2020.
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
Customers expect that our solutions can be used in compliance with such laws and regulations. The functional and operational requirements and costs of compliance with such laws and regulations may adversely impact our business, and failure to enable our solutions to comply with such laws and regulations could lead to significant fines and penalties imposed by regulators, as well as claims by our customers or third parties. Additionally, all of these domestic and international legislative and regulatory initiatives could adversely affect our customers’ ability or desire to collect, use, process, and store personal or healthcare-related information using our solutions or to license data products from us, which could reduce demand for our solutions.

20   Veeva Systems Inc. | Form 10-K

If the demand for cloud-based solutions declines, particularly in the life sciences industry, our revenues could decrease and our business could be adversely affected.
The continued expansion of the use of cloud-based solutions, particularly in the life sciences industry, depends on a number of factors, including the cost, performance and perceived value associated with cloud-based solutions, as well as the ability of providers of cloud-based solutions to address and maintain security, privacy, and unique regulatory requirements or concerns. If we or other cloud-based solution providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based solutions in the life sciences industry, including our solutions, may be adversely affected. If cloud-based solutions do not continue to achieve more widespread adoption in the life sciences industry, or there is a widespread reduction in demand for cloud-based solutions, our revenues could decrease and our business could be adversely affected.
Risks Related to our Reliance on Third Parties
If the third-party providers of healthcare reference data and prescription drug sales data do not allow our customers to upload and use such data in our solutions, the demand for our solutions may decrease, and our business may be negatively impacted.
Many of our customers license healthcare professional and healthcare organization data and data regarding the sales of prescription drugs from third parties such as IQVIA. In order for our customers to upload such data to the Veeva CRM, Veeva Network Customer Master, Veeva Nitro, and other Veeva applications, such third-party data providers typically must consent to such uploads and often require that we enter into agreements regarding our obligations with respect to such data, which include confidentiality obligations and intellectual property rights with respect to such third-party data. We have experienced delays and difficulties in our negotiations with such third-party data providers in the past, and we expect to experience difficulties in the future. For instance, IQVIA currently will not consent to customers using its healthcare professional or healthcare organization data being uploaded to Veeva Network Customer Master and this has negatively affected sales and customer adoption of Veeva Network Customer Master. To date, IQVIA has also restricted customers from uploading any of its data to Veeva Nitro, Veeva Andi, Veeva MedComms, and certain other Veeva applications. Similarly, sales and customer adoption of Veeva OpenData has been negatively impacted by certain restrictions on the use of IQVIA data during customer transitions from IQVIA data to Veeva OpenData. If third-party data providers, particularly IQVIA, do not consent to the uploading and use of their data in our solutions, delay consent, or fail to offer reasonable conditions for the upload and use of their data in our solutions, our sales efforts, solution implementations, and productive use of our solutions by customers, which have been harmed by such actions in the past, may continue to be harmed. Restrictions on the ability of our customers to use third-party data in our solutions may also decrease demand for our solutions or may cause customers to consider purchasing solutions that are not subject to the same restrictions. For example, it has been reported that a significant Veeva CRM customer recently launched a project to implement IQVIA's competitive software offering for portions of its CRM users, in part as a result of concerns about restrictions imposed by IQVIA for the use of IQVIA data in certain Veeva software applications. If these third-party data limitations persist, our business may be negatively impacted.
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

Veeva Systems Inc. | Form 10-K   21

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
Also, salesforce.com recently announced a strategic partnership with Alibaba, a Chinese company, through which Alibaba will become the exclusive provider of Salesforce in mainland China, Hong Kong, Macau, and Taiwan. The timeframe and exact parameters of changes to salesforce.com offerings in the listed regions has not been announced. Our existing agreement with salesforce.com allows us to sell our CRM solutions to drug makers in the pharmaceutical and biotechnology industries in mainland China, Hong Kong, Macau, and Taiwan, and our right to do so is not impacted by the Alibaba partnership. However, our ability to offer our CRM solutions from data centers located in the listed regions may be limited if salesforce.com does not operate data centers in the listed regions in the future and we do not contract for such data center services from Alibaba. If our inability to offer our CRM solutions from data centers located in the listed regions negatively impacts the performance of our solutions in those regions or causes legal compliance concerns, or if customers in the listed regions prefer their CRM solutions to be hosted from local data centers, our business may be negatively affected.
Our agreement with salesforce.com imposes significant financial commitments on us which we may not be able to meet and which could negatively impact our financial results and liquidity in the future.
Our Veeva CRM application, and certain portions of the multichannel CRM applications that complement our Veeva CRM application, are developed on and/or utilize the Salesforce1 Platform of salesforce.com. Under our agreement, salesforce.com provides the hosting infrastructure and data center for portions of our multichannel CRM applications, as well as the system administration, configuration, reporting, and other platform level functionality. In exchange, we pay salesforce.com a fee. Our agreement with salesforce.com requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. See note 15 of the notes to our condensed consolidated financial statements for more information about our on-going minimum fee obligation to salesforce.com. We have met our first minimum order commitment of $250 million and have a remaining purchase commitment of $140.0 million, as of January 31, 2020, that must be made by September 1, 2025. If we are not able to meet the remaining minimum order commitment, the required true-up payments will negatively impact our margins, cash flows, cash balance and financial condition, and our stock price may decline.
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
Risks Related to Our Financial Performance, How We Contract with Customers, and the Financial Position of Our Business
Our historic growth rates of total revenues and subscription services revenues should not be viewed as indicative of our future performance.
While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. We expect our longer-term revenue growth rate will decline. In our fiscal years ended January 31, 2018, 2019, and 2020, our total revenues grew by 25%, 25%, and 28% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2018, 2019, and 2020, our subscription services revenues grew by 27%, 24%, and 29% respectively, as compared to subscription services revenues from the prior fiscal years. Please note that our total revenues and subscription services revenues for the fiscal year ended January 31, 2020 included revenue contribution from Crossix and Physicians World, which we acquired early in the fourth quarter of the fiscal year ended January 31, 2020. Our total revenues and subscription services revenue growth rates have declined in the past and we expect them to decline again in the future. If we are unable to maintain consistent revenue growth, it may adversely impact our profitability and the value of our Class A common stock.
Our results may fluctuate from period to period, which could prevent us from meeting our own guidance or security analyst or investor expectations.
Our results of operations, including our revenues, gross margin, operating margin, profitability, cash flows, calculated billings, and deferred revenue, as well as other metrics we may report, may vary from period to period for a variety of reasons, including those listed elsewhere in this “Risk Factors” section, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Additionally, from time to time, we issue guidance and provide commentary regarding our expectations for certain future financial results, including revenues, gross margin, operating margin, profitability, cash flows, calculated billings, deferred revenue, and other metrics on both a near-term and long-term basis. Our guidance is based upon a number of assumptions and estimates that are subject to significant business, economic, and competitive uncertainties that are beyond our control and are based upon assumptions about future business and accounting decisions that may change or be wrong. Our guidance may prove to be incorrect, and actual results may differ from our guidance. Fluctuations in our results or failure to achieve our guidance or security analyst or investor expectations, even if not materially, could cause the price of our Class A common stock to decline substantially, and our investors could incur substantial losses.

24   Veeva Systems Inc. | Form 10-K

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
We derive a significant portion of our revenues from the renewal of existing subscription orders. The majority of our customers’ orders for subscription services have one-year terms. However, more recently and with respect to solutions other than our core sales automation solution and particularly with respect to certain of our Vault applications, we have entered into a number of orders with terms of up to eight years. Our customers have no obligation to renew their subscriptions for our solutions after their orders expire. Thus, securing the renewal of our subscription orders and selling additional solutions and user subscriptions is critical to our future operating results. Factors that may affect the renewal rate for our solutions and our ability to sell additional solutions and user subscriptions include:

•	the price, performance, and functionality of our solutions;

•	the effectiveness of our professional services;

•	the strength of our business relationships with our customers;

•	the availability, price, performance, and functionality of competing solutions and services;

•	our ability to develop complementary solutions, applications, and services;

•	the stability, performance, and security of our hosting infrastructure and hosting services; and

•
the business environment of our customers and, in particular, acquisitions of or business combinations between our customers or other business developments that may result in reductions in user subscriptions.

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
We expect our future expenses to increase as we continue to invest in and grow our business. We expect to incur significant future expenditures related to:

•	developing new solutions and enhancing our existing solutions, including additional data acquisition costs associated with our planned and recently announced Data Cloud product;

•	improving the technology infrastructure, scalability, availability, security, and support for our solutions;

•	expanding and deepening our relationships with our existing customer base, including expenditures related to increasing the adoption of our solutions by the R&D departments of life sciences companies;

•	sales and marketing, including expansion of our direct sales organization and global marketing programs;

•	expansion of our professional services organization;

•	employee compensation, including stock-based compensation;

•
pending, threatened, or future legal proceedings, certain of which are described in Part II, Item 1. “Legal Proceedings” and note 15 of the notes to our condensed consolidated financial statements, and which we expect to continue to result in significant expense for the foreseeable future;

•	international expansion;

•	acquisitions and investments; and

•	general operations, IT systems, and administration, including legal and accounting expenses related to being a public company.

Veeva Systems Inc. | Form 10-K   25

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
We derive a significant portion of our revenue from professional services fees. Our professional services revenues fluctuate from quarter to quarter as a result of the requirements, complexity, and timing of our customers’ implementation projects in our professional services arrangements. Generally, a customer’s ongoing need for professional services decreases as the implementation and full deployment of such solutions is completed. Our customers may also choose to use third parties rather than us for certain professional services related to our solutions. As a result of these and other factors, our professional services revenues may not increase on a quarterly basis in the future or at all. Additionally, the gross margin generated from professional services fees fluctuates based on a number of factors which may vary from period to period, including the average billable hours worked by our billable professional services personnel, our average hourly rates for professional services and the margin on professional services subcontracted to our third-party systems integrator partners. As a result of these and other factors, the gross margin from our professional services may not increase on a quarterly basis in the future or at all.
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
Additionally, with respect to certain of our multi-year orders in which fees increase from year to year, we may be required to recognize ratably the total contracted revenue for the entire multi-year term of the order. As a result, in the initial year of such orders, we will recognize more revenue than the fees we invoice for the same period, and in the last year of such orders, we will recognize less revenue than the fees we invoice for the same period. Moreover, such multi-year orders could renew at fees greater than the revenue that was recognized in the last year of the order, which could result in fluctuations in our financial results. Therefore, our reported results could be less indicative of the actual health of our business at the time revenue is reported and may expose us to impaired unbilled accounts receivable if, for example, a customer terminated an otherwise non-cancelable multi-year contract for cause.
Changes in accounting principles may cause previously unanticipated fluctuations in our financial results, and the implementation of such changes may impact our ability to meet our financial reporting obligations.
We prepare our financial statements in accordance with U.S. GAAP which are subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results. For example, we were required to implement Topic 606 in our fiscal year beginning February 1, 2018 that impacted the timing of revenue recognition and commissions expense for certain of our revenue arrangements. Any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

26   Veeva Systems Inc. | Form 10-K

Deferred revenue and change in deferred revenue may not be accurate indicators of our future financial results.
Our subscription orders are generally billed at the beginning of the subscription period in annual or quarterly increments, which means the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. Many of our customers, including many of our large customers, are billed on a quarterly basis and therefore a substantial portion of the value of contracts billed on a quarterly basis will not be reflected in our deferred revenue at the end of any given quarter. Also, particularly with respect to our Veeva Commercial Cloud orders, because the term of orders for additional end users or applications is commonly less than one year, the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the adjustment had not occurred. Additionally, changes in renewal dates may change the fiscal quarter in which deferred revenue associated with a particular order is booked. Accordingly, we do not believe that changes on a quarterly basis in deferred revenue, unbilled accounts receivable, or calculated billings, a metric commonly cited by financial analysts, are accurate indicators of the underlying momentum of our business or future revenues. We believe that our subscription revenue guidance and calculated billings guidance for the full fiscal year are the best indicators of the momentum of our business or future revenues. Please note that we define the term calculated billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable from the immediately preceding period. However, many companies that provide cloud-based software report changes in deferred revenue or calculated billings as key operating or financial metrics, and it is possible that analysts or investors may view these metrics as important. Thus, any changes in our deferred revenue balances or deferred revenue trends, or in the future, our unbilled accounts receivable balances or trends, could adversely affect the market price of our Class A common stock.
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
We are subject to income taxes in the United States and various foreign jurisdictions (including Australia, Belarus, Belgium, Brazil, Canada, China, France, Germany, Hungary, India, Israel, Italy, Japan, Mexico, Singapore, South Korea, Spain, Switzerland, Thailand, Ukraine, and the United Kingdom) and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions and complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Tax rates in the jurisdictions in which we operate may change as a result of factors outside of our control or relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. In addition, changes in tax and trade laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could have a material adverse effect on our tax position. Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, the valuation of deferred tax assets and liabilities, adjustments to income taxes upon finalization of tax returns, changes in allowable tax attributes, decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes, and changes in federal, state or international tax laws and accounting principles. Increases in our effective tax rate would reduce our profitability.

Veeva Systems Inc. | Form 10-K   27

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
We engage in the hedging of our foreign currency transactions and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
If we are unable to implement and maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports.
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

28   Veeva Systems Inc. | Form 10-K

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
Risks Related to Our Intellectual Property
We have been and may in the future be sued by third parties for alleged infringement of their proprietary rights or misappropriation of intellectual property and we may suffer damages or other harm from such proceedings.
There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, or NPEs, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, since January 2017, we have been defending against assertions of trade secret misappropriation made by our competitors, Medidata and IQVIA, as described in note 15 of the notes to our condensed consolidated financial statements. As competition in our market grows, the possibility of patent infringement and other intellectual property claims against us increases. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation have caused and in the future could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations even if we were to ultimately prevail in such litigation.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. As of January 31, 2020, we have filed numerous domestic and foreign patent applications and have been issued 25 U.S. patents and 11 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual

Veeva Systems Inc. | Form 10-K   29

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

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	the net increase in the number of customers, either independently or as compared to published expectations of industry, financial or other analysts that cover us;

•	announcements by us or by our competitors of technological innovations, new solutions, enhancements to services, strategic alliances or significant agreements;

•	announcements by us or by our competitors of mergers or other strategic acquisitions or rumors of such transactions involving us or our competitors;

•	the economy as a whole and market conditions within our industry and the industries of our customers;

•	macroeconomic and geopolitical factors and instability and volatility in the global financial markets, including uncertainty surrounding the effects of COVID-19 and Brexit;

•	trading activity by directors, executive officers and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares;

•	the operating performance and market value of other comparable companies;

•	changes in legislation relating to our existing or future solutions;

•	securities or industry analysts downgrading our Class A common stock or publishing inaccurate or unfavorable research about our business; and

•	any other factors discussed herein.
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

30   Veeva Systems Inc. | Form 10-K

The dual class structure of our common stock has the effect of concentrating voting control with certain individuals and their affiliates, which will limit or preclude the ability of our investors to influence corporate matters and could depress the market value of our Class A common stock.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2020, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together hold approximately 53.2% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.
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
In addition, S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies with multiple classes of stock on certain indices, including the S&P 500. While this has not affected the inclusion of Veeva’s Class A common stock in these indices to date, eligibility criteria of these indices and others may change in the future. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms or other third-party ratings agencies critical of our corporate governance practices, capital structure, or other business practices could also adversely affect the value of our Class A common stock.
We do not intend to pay dividends on our capital stock for the foreseeable future, so any returns will be limited to changes in the value of our Class A common stock.
We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our capital stock may be prohibited or limited by the terms of any future debt financing arrangement. Any return to stockholders will therefore be limited to the increase, if any, of the price of our Class A common stock.
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

Veeva Systems Inc. | Form 10-K   31

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
In addition, as of January 31, 2020, we had options outstanding that, if exercised, would result in the issuance of additional shares of Class A or Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of January 31, 2020, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of January 31, 2020, are described in note 13 of the notes to our condensed consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
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

32   Veeva Systems Inc. | Form 10-K

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
We also lease offices in various locations, including North America, Europe, Asia Pacific, and Latin America. We expect to expand our facilities capacity in certain field locations during our fiscal year ending January 31, 2021 and may further expand our facilities capacity after January 31, 2021 as our employee base grows. We believe that we will be able to obtain additional space on commercially reasonable terms. See note 12 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments.

Veeva Systems Inc. | Form 10-K   33

ITEM 3.    LEGAL PROCEEDINGS
From time to time, we may be involved in legal proceedings and subject to claims incident to the ordinary course of business. For information regarding certain current legal proceedings, see note 15 of the notes to our consolidated financial statements, which is incorporated herein by reference.
California Non-Compete Matter.
On July 17, 2017, we filed a complaint in the Superior Court of the State of California in the County of Alameda against Medidata, IQVIA, and Sparta Systems, Inc. (Veeva Systems Inc. v. Medidata Solutions, Inc., Quintiles IMS Incorporated, IMS Software Services, LTD., and Sparta Systems, Inc., Case No. RG17868081). Our lawsuit seeks declaratory and injunctive relief concerning the use of non-compete, confidentiality, and non-disparagement agreements by these companies. Since the original complaint was filed, there has been extensive motion practice. Medidata and Sparta have appealed the superior court’s decisions finding that the case may proceed, and Veeva has cross-appealed. The court has not ruled on these appeals.
On October 31, 2019, as to Veeva's claims against IQVIA, the trial court's earlier dismissal was reversed by the court of appeals and the case was reassigned to a new trial court judge. On February 26, 2020, IQVIA answered our complaint.  A hearing as to IQVIA's motion to stay the case pending the outcome of the appeals file by Medidata and Sparta and Veeva's motion to dismiss certain affirmative defenses in IQVIA's answer to our complaint is set for April 22, 2020.
On December 03, 2019, IQVIA filed an action against Veeva and a former employee in the United States District Court for the District of Maryland entitled IQVIA Inc. v. Kahn, et. al., Case No. 8:19-cv-03462-DKC. This case alleges that Veeva’s California lawsuit (and California law generally outlawing contracts in restraint of trade) violate the United States Constitution’s Commerce Clause. The case also alleges state law contract and tort claims arising from Veeva’s employment of an employee whom IQVIA contends is its former employee. Veeva filed a motion to dismiss, IQVIA amended its complaint, and Veeva has answered this amended complaint. On March 5, 2020, IQVIA moved for a preliminary injunction. The District Court has since ordered the parties to brief the issue of whether it has subject matter jurisdiction over the case.  No hearing dates have been set.
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

34   Veeva Systems Inc. | Form 10-K

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of Class A Common Stock
Our Class A common stock is listed on the New York Stock Exchange under the symbol “VEEV.”
Stockholders
As of January 31, 2020, we had 12 holders of record of our Class A common stock and 45 holders of record of our Class B common stock. The actual number of holders of Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on January 31, 2015 in the Class A common stock of Veeva Systems Inc., the S&P 500 Index, and the S&P 1500 Application Software Index and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Veeva Systems Inc. | Form 10-K   35

*$100 invested on 1/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending January 31.
Copyright@ 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

	1/31/2015	1/31/2016	1/31/2017	1/31/2018	1/31/2019	1/31/2020
Veeva Systems Inc.	100.00	83.80	147.18	218.57	379.21	509.77
S&P 500	100.00	99.33	119.24	150.73	147.24	179.17
S&P 1500 Application Software Index	100.00	115.47	146.41	217.10	261.67	352.46

36   Veeva Systems Inc. | Form 10-K

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10‑K. The consolidated statement of income data for our fiscal years ended January 31, 2020, 2019 and 2018, and the selected consolidated balance sheet data as of January 31, 2020 and 2019 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Form 10-K. The consolidated statement of income data for fiscal years ended January 31, 2017 and 2016 and the consolidated balance sheet data as of January 31, 2018, 2017 and 2016 are derived from audited consolidated financial statements which are not included in this Form 10‑K. The consolidated balance sheet data as of January 31, 2018, 2017, and 2016 and consolidated statement of income data for the fiscal years ended January 31, 2018 and 2017 have been derived from our audited consolidated financial statements adjusted for the adoption of Topic 606. The consolidated statement of income data for the fiscal year ended January 31, 2016 is derived from our audited financial statements and has not been adjusted for Topic 606. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year Ended January 31,
	2020	2019	2018	2017	2016
Consolidated Statements of Income Data:	(in thousands, except share data)
Revenues:
Subscription services	$896,294	$694,467	$559,434	$440,815	$316,314
Professional services and other	207,787	167,743	131,125	109,727	92,907
Total revenues	1,104,081	862,210	690,559	550,542	409,221
Cost of revenues(1):
Cost of subscription services	136,328	117,009	110,465	94,386	71,180
Cost of professional services and other	167,041	128,272	100,957	79,295	71,034
Total cost of revenues	303,369	245,281	211,422	173,681	142,214
Gross profit	800,712	616,929	479,137	376,861	267,007
Operating expenses(1):
Research and development	209,895	158,783	132,017	96,743	65,976
Sales and marketing	190,331	148,867	128,781	110,634	80,984
General and administrative	114,267	86,413	60,410	48,796	41,458
Total operating expenses	514,493	394,063	321,208	256,173	188,418
Operating income	286,219	222,866	157,929	120,688	78,589
Other income (expense), net	27,478	15,777	7,842	1,667	28
Income before income taxes	313,697	238,643	165,771	122,355	78,617
Provision for income taxes	12,579	8,811	14,594	44,783	24,157
Net income	$301,118	$229,832	$151,177	$77,572	$54,460
Net income, basic and diluted	$301,118	$229,832	$151,177	$77,569	$54,413
Net income per share:
Basic	$2.04	$1.59	$1.08	$0.57	$0.41
Diluted	$1.90	$1.47	$0.98	$0.53	$0.38
Weighted-average shares used to compute earnings per share:
Basic	147,796	144,244	140,311	135,698	132,020
Diluted	158,296	156,117	153,681	147,578	144,977
_______________________________

(1)	Includes stock-based compensation as follows:

Veeva Systems Inc. | Form 10-K   37

Cost of revenues:
Cost of subscription services	$2,638	$1,553	$1,448	$1,109	$563
Cost of professional services and other	17,518	10,575	8,476	6,002	3,858
Research and development	37,001	22,138	17,782	11,937	7,249
Sales and marketing	27,537	18,381	16,288	13,271	6,861
General and administrative	31,212	23,778	10,055	8,479	5,727
Total stock-based compensation	$115,906	$76,425	$54,049	$40,798	$24,258

	As of January 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$476,733	$550,971	$320,183	$217,606	$132,179
Short-term investments	610,015	539,190	441,779	301,266	214,024
Working capital	979,952	1,032,392	706,252	472,885	315,990
Total assets	2,271,777	1,653,766	1,230,333	938,946	723,324
Deferred revenue	468,887	356,357	266,939	208,588	157,419
Additional paid-in capital	745,475	617,623	515,272	439,658	361,691
Total stockholders' equity	1,665,594	1,237,749	906,238	678,154	521,981

_______________________________

*
The summary consolidated financial data for the years ended January 31, 2020, 2019, 2018, and 2017 and as of January 31, 2020, 2019, 2018, 2017, and 2016 reflects the adoption of Topic 606 and ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The summary consolidated financial data for the year ended January 31, 2016 does not reflect the adoption of Topic 606 or ASU 2018-02.

38   Veeva Systems Inc. | Form 10-K

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
In our fiscal year ended January 31, 2020, we derived approximately 52% and 48% of our subscription services revenues and 49% and 51% of our total revenues from our Veeva Commercial Cloud solutions and Veeva Vault solutions, respectively. The contribution of subscription services revenues and total revenues associated with our Veeva Vault solutions are expected to continue to increase as a percentage of subscription services revenues and total revenues in the future. Please note that revenues attributable to our recently acquired businesses will be classified under Veeva Commercial Cloud, which will, therefore, impact the mix of revenues between Veeva Commercial Cloud and Veeva Vault. We also offer certain of our Veeva Vault solutions to three industries outside the life sciences industry primarily in North America and Europe.
For our fiscal years ended January 31, 2020, 2019, and 2018, our total revenues were $1,104.1 million, $862.2 million and $690.6 million, respectively, representing year-over-year growth in total revenues of 28% in fiscal year ended January 31, 2020 and 25% in fiscal year ended January 31, 2019. For our fiscal years ended January 31, 2020, 2019, and 2018, our subscription services revenues were $896.3 million, $694.5 million, and $559.4 million, respectively, representing year-over-year growth in subscription services revenues of 29% in fiscal year ended January 31, 2020 and 24% in fiscal year ended January 31, 2019. We expect the growth rate of our total revenues and subscription services revenues to decline in the future. We generated net income of $301.1 million, $229.8 million, and $151.2 million for our fiscal years ended January 31, 2020, 2019, and 2018, respectively.
As of January 31, 2020, 2019, and 2018, we served 861, 719, and 625 customers, respectively. As of January 31, 2020 and 2019, we had 390 and 335 Veeva Commercial Cloud customers, respectively, and 715 and 574 Veeva Vault customers, respectively. The combined customer counts for Veeva Commercial Cloud and Veeva Vault exceed the total customer count in each year because some customers subscribe to products in both areas. Veeva Commercial Cloud customers are those customers that have at least one of the following products: Veeva CRM, Veeva CLM, Veeva CRM Approved Email, Veeva CRM Engage, Veeva Align, Veeva CRM Events Management, Veeva Nitro, Veeva Andi, Veeva OpenData, Veeva Oncology Link, or Veeva Network Customer Master. Note that net new customers from Crossix and Physicians World are included in Veeva Commercial Cloud. Veeva Vault customers are those customers that have at least one Vault product. Many of our Veeva Vault applications are used by smaller, earlier stage pre-commercial companies, some of which may not reach the commercialization stage. Thus, the potential number of Veeva Vault customers is significantly higher than the potential number of Veeva Commercial Cloud customers.
On November 1, 2019, we completed our acquisition of Crossix, a provider of privacy-safe patient data and analytics. Crossix brings Veeva additional depth in patient data and data analytics, and we are integrating Crossix with our Veeva CRM and OpenData products. Further, on November 7, 2019, we completed our acquisition of Physicians World, a provider of speakers bureau services for healthcare professionals. Acquiring Physicians World makes it easier for our customers to get industry leading cloud software and services from a single vendor. While we expect these acquisitions to support the continued growth of our Commercial Cloud solutions, we may encounter difficulties integrating these businesses and we may not retain existing Crossix and Physicians World customers and key Crossix and Physicians World employees to the extent we expect, which could adversely affect our business. For further details on our recently acquired businesses, please refer to note 2 to the notes of our consolidated financial statements.

39   Veeva Systems Inc. | Form 10-K

The World Health Organization has declared the outbreak of COVID-19, which began in December 2019, to be a pandemic, and the U.S. federal government has declared it a national emergency. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our customer, employee or industry events, and effect on our vendors and partners, all of which are uncertain and cannot be predicted. For example, in response to the COVID-19 outbreak, we have shifted certain of our customer events to virtual-only experiences, and we may be forced to or may deem it advisable to similarly alter, postpone, or cancel entirely additional customer, employee, or industry events in the future. We have also imposed employee travel restrictions and instructed employees in most locations to work from home. Many of our customers have implemented similar measures, which may limit our ability to sell or provide professional services to them. Customers may also delay or cancel purchasing decisions or projects in light of uncertainties to their businesses arising from the COVID-19 outbreak. At this point, the extent to which the COVID-19 outbreak may impact our financial condition or results of operations is uncertain. Due to our subscription-based business model, the effect of the COVID-19 outbreak, and any impact to our sales efforts, may not be fully reflected in our results of operations until future periods, if at all.
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
Subscription Services Revenue Retention Rate. A key factor to our success is the renewal and expansion of our existing subscription agreements with our customers. We calculate our annual subscription services revenue retention rate for a particular fiscal year by dividing (i) annualized subscription revenue as of the last day of that fiscal year from those customers that were also customers as of the last day of the prior fiscal year by (ii) the annualized subscription revenue from all customers as of the last day of the prior fiscal year. Annualized subscription revenue is calculated by multiplying the daily subscription revenue recognized on the last day of the fiscal year by 365. This calculation includes the impact on our revenues from customer non-renewals, deployments of additional users or decreases in users, deployments of additional solutions or discontinued use of solutions by our customers, and price changes for our solutions. Historically, the impact of price changes on our subscription services revenue retention rate has been minimal. For our fiscal years ended January 31, 2020, 2019, and 2018, our subscription services revenue retention rate was 121%, 122%, and 121%, respectively.
Components of Results of Operations
Revenues
We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training, and managed services related to our solutions. For our fiscal year ended January 31, 2020, subscription services revenues constituted 81% of total revenues and professional services and other revenues constituted 19% of total revenues.

40   Veeva Systems Inc. | Form 10-K

We generally enter into master subscription agreements with our customers and count each distinct master subscription agreement that has not been terminated or expired and that has orders for which we have recognized revenue in the quarter as a distinct customer for purposes of determining our total number of current customers as of the end of that quarter. We generally enter into a single master subscription agreement with each customer, although in some instances, affiliated legal entities within the same corporate family may enter into separate master subscription agreements. Conversely, affiliated legal entities that maintain distinct master service agreements may choose to consolidate their orders under a single master service agreement, and, in that circumstance, our customer count would decrease. Divisions, subsidiaries, and operating units of our customers often place distinct orders for our subscription services under the same master subscription agreement, and we do not count such distinct orders as new customers for purposes of determining our total customer count.
With respect to data services customers that have not purchased one of our software solutions, we count as a distinct customer each party that has a master subscription agreement and a known and recurring payment obligation. For purposes of determining our total customer count, we count each entity that uses a legacy Zinc Ahead product as a distinct customer if such entity is not otherwise a customer of ours. For purposes of determining customers of Crossix that do not contract under a master subscription agreement, we count each entity that has a statement of work or services agreement and a known payment obligation as a distinct customer if such entity is not otherwise a customer of ours. For purposes of determining customers of Physicians World, we count each entity for which we recognize services revenue as a distinct customer if such entity is not otherwise a customer of ours.
New subscription orders for our core Veeva CRM application generally have a one-year term. If a customer adds end users or additional Veeva Commercial Cloud applications to an existing order for our core Veeva CRM application, such additional orders will generally be coterminous with the anniversary date of the core Veeva CRM order, and as a result, orders for additional end users or additional Veeva Commercial Cloud applications will commonly have an initial term of less than one year.
With respect to applications other than our core Veeva CRM application and particularly with respect to our Veeva Vault applications, we have entered into a number of orders that are several years in duration, ranging from two to eight years. The fees associated with such orders are typically not based on the number of end-users and typically escalate over the term of such orders at a pre-agreed rate to account for, among other factors, implementation and adoption timing and planned increased usage by the customer. There are timing differences between billings and revenue recognition with respect to certain of our multi-year orders with escalating fees which will result in fluctuations in deferred revenue and unbilled accounts receivable balances that did not occur prior to our adoption of Topic 606. For instance, when the amounts we are entitled to invoice in any period pursuant to multi-year orders with escalating fees are less than the revenue we are required to recognize pursuant to Topic 606, we will accrue an unbilled accounts receivable balance related to such orders. In the same scenario, the net deferred revenue we would record in connection with such orders will be less than it would have been prior to the adoption of Topic 606 because we will be recognizing more revenue earlier in the term of such multi-year orders.
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

Veeva Systems Inc. | Form 10-K   41

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
We utilize our own professional services personnel and, in certain cases, third-party subcontractors to perform our professional services engagements with customers. The majority of our professional services arrangements are billed on a time and materials basis and revenues are recognized over time based on time incurred and contractually agreed upon rates. Certain professional services revenues are billed on a fixed fee basis and revenues are typically recognized over time based on the proportion of total services performed. Data services and training revenues are generally recognized as the services are performed. Professional services revenues are affected primarily by our customers’ demands for implementation services, configuration, data services, training, speakers bureau logistics, and managed services in connection with our solutions.
Allocated Overhead and Equity Compensation
We accumulate certain costs such as building depreciation, office rent, utilities, and other facilities costs and allocate them across the various departments based on headcount. We refer to these costs as “allocated overhead.” Note that beginning in the fiscal quarter ended April 30, 2019, we implemented a new equity compensation program applicable to the vast majority of our employees, which increased stock-based compensation expenses allocated to cost of revenues and operating expenses in absolute dollars and as a percentage of revenue during the fiscal year ended January 31, 2020. For details of equity granted the year ended January 31, 2020, refer to note 13 of the notes to our condensed consolidated financial statements.
Cost of Revenues
Cost of subscription services revenues for all of our solutions consists of expenses related to our computing infrastructure provided by third parties, including salesforce.com and Amazon Web Services, personnel related costs associated with hosting our subscription services and providing support, including our data stewards, expenses associated with computer equipment and software, allocated overhead, and amortization expense associated with purchased intangibles related to our subscription services. We intend to continue to invest additional resources in our subscription services to enhance our product offerings and increase our delivery capacity. We may add or expand computing infrastructure capacity in the future, migrate to new computing infrastructure service providers, make additional investments in the availability and security of our solutions, and make continued investments in data sources.
Cost of professional services and other revenues consists primarily of employee-related expenses associated with providing these services. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscription services due to the direct labor costs and costs of third-party subcontractors.
Operating Expenses
Research and Development. Research and development expenses consist primarily of employee-related expenses, third-party consulting fees and hosted infrastructure costs We continue to focus our research and development efforts on adding new features and applications and increasing the functionality and enhancing the ease of use of our cloud-based applications.
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

42   Veeva Systems Inc. | Form 10-K

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
New Accounting Pronouncements Adopted in Fiscal 2020
Refer to note 1 of the notes to our consolidated financial statements for a full description of the recent accounting pronouncements adopted during the fiscal year ended January 31, 2020.
Recent Accounting Pronouncements
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
Cloud Computing Arrangements
In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for interim and annual reporting periods beginning after December 15, 2019 and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. We do not expect this standard to have a material impact on our consolidated financial statements and plan to apply this standard prospectively.
Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, regarding ASC Topic 740 “Income Taxes,” which simplifies certain aspects of accounting for income taxes. The guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and do not plan to early adopt.

Veeva Systems Inc. | Form 10-K   43

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Fiscal Year Ended January 31,
	2020	2019
	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$896,294	$694,467
Professional services and other	207,787	167,743
Total revenues	1,104,081	862,210
Cost of revenues(1):
Cost of subscription services	136,328	117,009
Cost of professional services and other	167,041	128,272
Total cost of revenues	303,369	245,281
Gross profit	800,712	616,929
Operating expenses(1):
Research and development	209,895	158,783
Sales and marketing	190,331	148,867
General and administrative	114,267	86,413
Total operating expenses	514,493	394,063
Operating income	286,219	222,866
Other income, net	27,478	15,777
Income before income taxes	313,697	238,643
Provision for income taxes	12,579	8,811
Net income	$301,118	$229,832

________________
(1)Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$2,638	$1,553
Cost of professional services and other	17,518	10,575
Research and development	37,001	22,138
Sales and marketing	27,537	18,381
General and administrative	31,212	23,778
Total stock-based compensation	$115,906	$76,425

Revenues

	Fiscal Year Ended January 31,
	2020	2019	2020 to 2019 % Change
	(dollars in thousands)
Revenues:
Subscription services	$896,294	$694,467	29%
Professional services and other	207,787	167,743	24
Total revenues	$1,104,081	$862,210	28
Percentage of revenues:
Subscription services	81%	81%
Professional services and other	19	19
Total revenues	100%	100%

44   Veeva Systems Inc. | Form 10-K

Fiscal 2020 Compared to Fiscal 2019. Total revenues increased $241.9 million, of which $201.8 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $128.3 million of subscription services revenue attributable to Veeva Vault solutions and $73.6 million of subscription services revenue attributable to Veeva Commercial Cloud solutions, which includes the contribution from Crossix. The geographic mix of subscription services revenues was 54% from North America and 27% from Europe in fiscal year ended January 31, 2020 as compared to subscription services revenues of 54% from North America and 26% from Europe in fiscal year ended January 31, 2019. Subscription services revenues were 81% of total revenues for fiscal years ended January 31, 2020 and 2019.
Professional services and other revenues increased $40.0 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions, and, to a lesser extent, professional services revenues associated with our recently acquired businesses. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our Veeva Vault solutions. The geographic mix of professional services and other revenues was 60% from North America and 32% from Europe in fiscal year ended January 31, 2020 as compared to 62% from North America and 27% from Europe in fiscal year ended January 31, 2019.
Over time, we expect the proportion of our total revenues from professional services to decrease.
Costs and Expenses

	Fiscal Year Ended January 31,
	2020	2019	2020 to 2019 % Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$136,328	$117,009	17%
Cost of professional services and other	167,041	128,272	30
Total cost of revenues	$303,369	$245,281	24
Gross margin percentage:
Subscription services	85%	83%
Professional services and other	20	24
Total gross margin percentage	73%	72%
Gross profit	$800,712	$616,929	30%
Headcount (at period end)	1,417	944	50%

Fiscal 2020 Compared to Fiscal 2019. Cost of revenues increased $58.1 million, of which $19.3 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase in the number of end users of our subscription services, which drove an increase of $7.2 million in fees paid to salesforce.com. In addition, we had an 53% increase in the headcount of our subscription services team, which includes headcount from Crossix added in the fiscal quarter ended January 31, 2020. The increase in headcount drove a $3.0 million increase in employee compensation-related costs (includes an increase of $1.1 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. There was an additional $4.6 million in data acquisition costs related to the acquired business of Crossix. We expect cost of subscription services revenues to increase in absolute dollars in the near term due to increased usage of our subscription services.
Cost of professional services and other revenues increased $38.8 million, primarily due to a 49% increase in headcount of our professional services team, which drove a $30.9 million increase in employee compensation-related costs (includes an increase of $6.9 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period, including headcount from our recently acquired businesses added in the quarter ended January 31, 2020. We expect cost of professional services and other revenues to increase in absolute dollars and as a percentage of revenue in the near term as we add personnel to our global professional services organization.

Veeva Systems Inc. | Form 10-K   45

Gross margin for fiscal years ended January 31, 2020 and 2019 was 73% and 72%, respectively. The increase compared to the prior period is largely due to the continued growth of Veeva Vault and our newer multichannel CRM applications that complement Veeva CRM, all of which have higher subscription services gross margins than our core Veeva CRM application.
We expect gross margin to decrease in the fiscal year ending January 31, 2021 due to the dilutive impact to gross margin from our recently acquired businesses, which we expect to be partially offset by growth of our Vault products, which have a higher gross margin profile relative to our core CRM product.
Operating Expenses and Operating Margin
Operating expenses include research and development, sales and marketing, and general and administrative expenses. As we continue to invest in our growth through hiring, and as we realize the full impact of the additional headcount and operating expenses associated with Crossix and Physicians World, we expect operating expenses to increase in absolute dollars and may slightly increase as a percentage of revenue in the near term. We also expect stock-based compensation expense to increase in absolute dollars and as a percentage of revenue through the fiscal year ending January 31, 2021 due to increased headcount and retention equity awards granted to certain employees associated with the acquisitions in November 2019.
Research and Development

	Fiscal Year Ended January 31,
	2020	2019	2020 to 2019 % Change
	(dollars in thousands)
Research and development	$209,895	$158,783	32%
Percentage of total revenues	19%	18%
Headcount (at period end)	1,114	866	29%

Fiscal 2020 Compared to Fiscal 2019. Research and development expenses increased $51.1 million, primarily due to a 29% increase in headcount during the period, which drove an increase of $39.7 million in employee compensation-related costs (includes an increase of $14.9 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period, including added headcount from Crossix. Additionally, there was an increase of $3.2 million in costs for increased computer equipment costs in our research and development organization.
We expect research and development expenses to increase in absolute dollars and may increase as a percentage of revenue in the near term, primarily due to higher headcount, including increased headcount associated with our recently acquired businesses, as we continue to invest in our solutions and develop new technologies and as we experience the full impact of additional research and development headcount and expenses associated with our recently acquired businesses.
Sales and Marketing

	Fiscal Year Ended January 31,
	2020	2019	2020 to 2019 % Change
	(dollars in thousands)
Sales and marketing	$190,331	$148,867	28%
Percentage of total revenues	17%	17%
Headcount (at period end)	656	510	29%

46   Veeva Systems Inc. | Form 10-K

Fiscal 2020 Compared to Fiscal 2019. Sales and marketing expenses increased $41.5 million, primarily due to an increase of $31.0 million in employee compensation-related costs (includes an increase of $9.2 million in stock-based compensation), which was driven by an 29% increase in headcount. The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period, including added headcount from our recently acquired businesses. In addition, there was an increase of $2.1 million of amortization of purchased intangibles associated with our recently acquired businesses.
We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily due to employee-related expenses as we increase our headcount, to support our sales and marketing efforts associated with our newer solutions and our continued expansion of our sales capacity across all our solutions, and as we experience the full impact of additional sales and marketing headcount and expenses associated with our recently acquired businesses.
General and Administrative

	Fiscal Year Ended January 31,
	2020	2019	2020 to 2019 % Change
	(dollars in thousands)
General and administrative	$114,267	$86,413	32%
Percentage of total revenues	10%	10%
Headcount (at period end)	314	233	35%

Fiscal 2020 Compared to Fiscal 2019. General and administrative expenses increased $27.9 million, primarily due to an increase of $12.0 million in employee compensation-related costs (includes an increase of $7.4 million in stock-based compensation), which was driven by an 35% increase in headcount, and an increase of $7.0 million in legal fees related to litigation activity during the period. The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period, including added headcount from our recently acquired businesses. There was an additional $1.5 million in costs for increased computer equipment costs and $1.3 million in one-time acquisition-related transaction costs for our recently acquired businesses.
We expect general and administrative expenses to continue to grow in absolute dollars in the near term as we continue to invest in our business and infrastructure, in connection with our recently acquired businesses and as we experience the full impact of additional general and administrative headcount and expenses associated with our recently acquired businesses, and as a result of employee-related expense as we increase our headcount. Such business and infrastructure costs include increases in third-party fees, particularly in relation to the matters described in Item 3. “Legal Proceedings” and note 15 of the notes to our consolidated financial statements, and headcount in our finance, legal, and employee success functions.
Other Income, Net

	Fiscal Year Ended January 31,		2020 to 2019 % Change
	2020	2019
	(dollars in thousands)
Other income, net	$27,478	$15,777	74%

Fiscal 2020 Compared to Fiscal 2019. Other income, net increased $11.7 million, primarily due to an increase in interest and other income of $9.8 million driven by higher cash and cash equivalent balances during the year leading up to the acquisition of Crossix and Physicians World. In addition, there was a decrease in foreign currency losses of $1.4 million during the period, which includes gains and losses from the underlying foreign currency exposures partially offset by hedge positions. We continue to experience foreign currency fluctuations primarily due to the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen and Chinese Yuan. We may continue to experience favorable or adverse foreign currency impacts due to volatility in these currencies.

Veeva Systems Inc. | Form 10-K   47

Provision for Income Taxes

	Fiscal Year Ended January 31,
	2020	2019	2020 to 2019 % Change
	(dollars in thousands)
Income before income taxes	313,697	238,643	31%
Provision for income taxes	12,579	8,811	43%
Effective tax rate	4.0%	3.7%

Our effective tax rate was 4.0% and 3.7% for the years ended January 31, 2020 and 2019, respectively. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes, tax credits, equity compensation, and foreign income subject to taxation in the United States. Future tax rates could be affected by changes in tax laws and regulations or by rulings in tax related litigation, as may be applicable. We will continue to identify and analyze other applicable changes in tax laws in the United States and abroad.
Fiscal 2020 Compared to Fiscal 2019. During the fiscal year ended January 31, 2020, our effective tax rate increased primarily due to a reduced impact from excess tax benefits related to equity compensation, partially offset by increased tax credits. We recognized such tax benefits in our provision for income taxes of $50.4 million.
Fiscal Year Ended January 31, 2019 and 2018
For a discussion of the year ended January 31, 2019 compared to the year ended January 31, 2018, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2019.
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
For the reasons set forth below, we believe that excluding the following items provides information that is helpful in understanding our operating results, evaluating our future prospects, comparing our financial results across accounting periods, and comparing our financial results to our peers, many of which provide similar non-GAAP financial measures.

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

48   Veeva Systems Inc. | Form 10-K

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

•
Income tax effects on the difference between GAAP and non-GAAP costs and expenses. The income tax effects that are excluded relate to the imputed tax impact on the difference between GAAP and non-GAAP costs and expenses due to stock-based compensation, purchased intangibles, and deferred compensation associated with the Zinc Ahead business acquisition for GAAP and non-GAAP measures.

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
Beginning with the fiscal quarter ended April 30, 2019, we no longer exclude the effects of capitalization of internal-use software development expenses and the subsequent amortization of the capitalized expenses in our non-GAAP financial measures. Prior periods have been adjusted to reflect this change, and the effect of this change is not material for any period previously presented.

Veeva Systems Inc. | Form 10-K   49

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Fiscal year ended January 31,
	2020	2019	2018
Operating income on a GAAP basis	$286,219	$222,866	$157,929
Stock-based compensation expense	115,906	76,425	54,049
Amortization of purchased intangibles	10,120	6,965	7,790
Deferred compensation associated with Zinc Ahead acquisition	—	343	532
Operating income on a non-GAAP basis	$412,245	$306,599	$220,300

Net income on a GAAP basis	$301,118	$229,832	$151,177
Stock-based compensation expense	115,906	76,425	54,049
Amortization of purchased intangibles	10,120	6,965	7,790
Deferred compensation associated with Zinc Ahead acquisition	—	343	532
Income tax effect on non-GAAP adjustments(1)	(79,763)	(58,888)	(65,255)
Net income on a non-GAAP basis	$347,381	$254,677	$148,293

Diluted net income per share on a GAAP basis	$1.90	$1.47	$0.98
Stock-based compensation expense	0.73	0.49	0.35
Amortization of purchased intangibles	0.06	0.04	0.05
Deferred compensation associated with Zinc Ahead acquisition	—	—	—
Income tax effect on non-GAAP adjustments(1)	(0.50)	(0.37)	(0.42)
Diluted net income per share on a non-GAAP basis	$2.19	$1.63	$0.97

_______________
(1)For the years ended January 31, 2020, 2019, and 2018, we used an estimated annual effective non-GAAP tax rate of 21.0%, 21.0%, and 35.0%, respectively.
Liquidity and Capital Resources

	Fiscal year ended January 31,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$437,375	$310,827	$233,438
Net cash used in investing activities	(516,910)	(103,869)	(154,520)
Net cash provided by financing activities	10,010	25,910	20,773
Effect of exchange rate changes on cash and cash equivalents	(2,856)	(2,077)	3,089
Net change in cash and cash equivalents	$(72,381)	$230,791	$102,780

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents and short-term investments, as well as cash flows generated from our operations. At January 31, 2020, our cash, cash equivalents, and short-term investments totaled $1.1 billion, of which $48.7 million represented cash and cash equivalents held outside of the United States.
On November 1, 2019, we completed our acquisition of Crossix in exchange for total cash consideration of $427.2 million, which includes the impact of adjustments to purchase price associated with the cash and net working capital of the acquired entity at close, and $0.7 million of pre-combination stock-based compensation expense. On November 7, 2019, we completed our acquisition of Physicians World in exchange for total cash consideration of $41.4 million, which includes the impact of adjustments to purchase price associated with the cash and net working capital of the acquired entity at close.

50   Veeva Systems Inc. | Form 10-K

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
Cash Flows from Operating Activities
Our largest source of operating cash inflows is cash collections from our customers for subscription services. We also generate significant cash flows from our professional services arrangements. The first quarter of our fiscal year is seasonally the strongest quarter for cash inflows due to the timing of our annual subscription billings and related collections. Our primary uses of cash from operating activities are for employee-related expenditures, expenses related to our computing infrastructure (including salesforce.com and Amazon Web Services), building infrastructure costs (including leases for office space), fees for third-party legal counsel and accounting services, and marketing program costs. Note that our net income reflects the impact of excess tax benefits related to equity compensation.
Fiscal 2020 Compared to Fiscal 2019. Net cash provided by operating activities was $437.4 million for the fiscal year ended January 31, 2020. Our cash provided by operating activities during the fiscal year ended January 31, 2020 primarily reflected our net income of $301.1 million, adjustments for non-cash items of $154.4 million, which was offset by a net decrease in our operating assets and liabilities of $18.2 million. Non-cash charges included $115.9 million of stock-based compensation expense, $19.9 million of depreciation and amortization expense, and $3.3 million of accretion of discounts on short-term investments. The net changes in operating assets and liabilities included an increase of $97.8 million in deferred revenue resulting primarily from increased orders from new and existing customers, which was offset by a decrease of $55.5 million in accounts receivable related to increased collections during the period.
Fiscal 2019 Compared to Fiscal 2018. Net cash provided by operating activities was $310.8 million for the fiscal year ended January 31, 2019. Our cash provided by operating activities during the fiscal year ended January 31, 2019 primarily reflected our net income of $229.8 million, adjustments for non-cash items of $98.4 million, which was offset by a net decrease in our operating assets and liabilities of $17.4 million. Non-cash charges included $76.4 million of stock-based compensation expense, $14.1 million of depreciation and amortization expense, and $2.4 million of amortization of premiums on short-term investments. The net changes in operating assets and liabilities included an increase of $89.4 million in deferred revenue resulting primarily from increased orders from new and existing customers, which was offset by a decrease of $79.0 million in accounts receivable related to the seasonal nature of our billings and the timing of collections.
Cash Flows from Investing Activities
The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Fiscal 2020 Compared to Fiscal 2019. Net cash used in investing activities was $516.9 million for the fiscal year ended January 31, 2020 resulting primarily from $448.2 million in cash used for the acquisition of Crossix and Physicians World, net of cash acquired, $64.4 million in net purchases of marketable securities, $3.1 million in purchases of property and equipment to support the growth of our business, and $1.2 million of capitalized internal-use software development costs.

Veeva Systems Inc. | Form 10-K   51

Fiscal 2019 Compared to Fiscal 2018. Net cash used in investing activities was $103.9 million for the fiscal year ended January 31, 2019 resulting primarily from $94.1 million in net purchases of marketable securities, $8.4 million in cash used for purchases of property and equipment to support the growth of our business, and $1.4 million of capitalized internal-use software development costs.
Cash Flows from Financing Activities
The cash flows from financing activities relate to stock option exercises.
Fiscal 2020 Compared to Fiscal 2019. Net cash provided by financing activities was $10.0 million for the fiscal year ended January 31, 2020 primarily related to the proceeds from employee stock option exercises. The decrease was primarily due to a reduction in stock option exercises activity during the period.
Fiscal 2019 Compared to Fiscal 2018. Net cash provided by financing activities was $25.9 million for the fiscal year ended January 31, 2019 related to the proceeds from employee stock option exercises.
Commitments
Our principal commitments consist of obligations for minimum payment commitments to salesforce.com and leases for office space and data centers. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met our first minimum order commitment of $250 million and have a remaining purchase commitment of $140.0 million, as of January 31, 2020, that must be made by September 1, 2025.
As of January 31, 2020, the future non-cancelable minimum payments under these commitments were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Salesforce.com commitments	$140,025	$6,525	$—	$—	$133,500
Operating lease obligations	62,515	10,722	18,271	12,655	20,867
Finance lease obligations	1,454	1,090	364	—	—
Total	$203,994	$18,337	$18,635	$12,655	$154,367

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

52   Veeva Systems Inc. | Form 10-K

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
Revenue Recognition
We derive our revenues primarily from subscription services and professional services. Some of our contracts with customers contain multiple performance obligations. The transaction price is allocated to the distinct performance obligations on a relative standalone selling price basis. Significant judgment is sometimes required in developing an estimate of the standalone selling price for each distinct performance obligation based on our overall pricing objectives, market conditions and other factors, including other groupings such as customer type and geography.
Business combinations and Valuation of Goodwill and Acquired Intangible Assets
We allocate the purchase price of acquired companies to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions with respect to the valuation of intangible assets. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to future expected cash flows, future revenue growth, margins, customer retention rates, technology life, royalty rates, expected use of acquired assets, and discount rates. These factors are also considered in determining the useful life of the acquired intangible assets. These estimates are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recorded.
Recent Accounting Pronouncements
See note 1 of the notes to the consolidated financial statements included in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, which is incorporated herein by reference for a summary of recent accounting pronouncements.

Veeva Systems Inc. | Form 10-K   53

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Japanese Yen, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement of our foreign currency monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For our fiscal years ended January 31, 2020, 2019 and 2018, we had a foreign currency loss of $0.7 million, $2.1 million, and gain of $1.2 million, respectively.
We have experienced and will continue to experience fluctuations in our net income as a result of gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We engage in the hedging of our foreign currency transactions as described in note 8 of the consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar.
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $1.1 billion as of January 31, 2020. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, foreign government bonds, and agency mortgage-backed securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 200-basis points in interest rates would have resulted in a $9.4 million market value reduction in our investment portfolio as of January 31, 2020. An immediate decrease of 200-basis points in interest rates would have increased the market value by $7.6 million as of January 31, 2020. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income and are realized only if we sell the underlying securities.

Veeva Systems Inc. | Form 10-K   54

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
VEEVA SYSTEMS INC.

Veeva Systems Inc. | Form 10-K   55

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Veeva Systems Inc.:
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Veeva Systems Inc. and subsidiaries (the Company) as of January 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Crossix Solutions Inc. (Crossix) and Physicians World LLC (Physicians World) on November 1, 2019 and November 7, 2019 (respectively), and management excluded from its assessment of the effectiveness of the Company’s internal controls over financial reporting as of January 31, 2020. Crossix and Physicians World’s internal controls over financial reporting associated with total assets, in aggregate, of 4% and total revenues, in aggregate, of 2% included in the consolidated financial statements of the Company as of and for the year ended January 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Crossix and Physicians World.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

56   Veeva Systems Inc. | Form 10-K

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the sufficiency of audit evidence over revenue
As discussed in Note 1 and Note 11 to the consolidated financial statements, and disclosed in the consolidated statements of comprehensive income, the Company recorded $1,104.1 million of total revenues for the year ended January 31, 2020, of which $896.3 million was subscription services related, and $207.8 million was professional services related. Each of these categories of revenue has multiple service offerings, and the Company’s process for revenue recognition differs between them.
We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Evaluating the nature and extent of audit evidence obtained over revenue for each service offering and related disclosures required subjective auditor judgment because of the multiple service offerings and the related disclosure requirements.
The primary procedures we performed to address this critical audit matter included the following. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the revenue for service offerings. For each service offering where procedures were performed, we tested certain internal controls over the Company’s revenue recognition process and the related revenue disclosures. We assessed the recorded revenue by selecting transactions and comparing the amounts recognized for consistency with underlying documentation, including contracts with customers. We also evaluated the related revenue disclosures by selecting transactions comprising the reported balances and comparing the amounts reported for consistency with underlying documentation. In addition, we evaluated the overall sufficiency of audit evidence obtained over revenue.

Veeva Systems Inc. | Form 10-K   57

Evaluation of the acquisition date fair value of intangible assets acquired in the Crossix business combination
As discussed in Note 2 to the consolidated financial statements, on November 1, 2019, the Company acquired Crossix in a business combination. As a result of the transaction, the Company acquired customer relationships and existing technology intangible assets with acquisition-date fair values of $70.1 million and $19.2 million, respectively.
We identified the evaluation of the acquisition date fair value of the customer relationships and existing technology intangible assets acquired in the Crossix business combination as a critical audit matter. Testing the following key assumptions regarding future revenue growth rates and future operating margins, which were used in the measurement of the fair values, involved a high degree of subjectivity. The measurement of the fair value of these intangible assets was sensitive to changes in these key assumptions.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s acquisition date fair value process, including controls over the development of the key assumptions as listed above. We performed sensitivity analyses over the key assumptions to assess the impact of changes in those assumptions on the Company’s determination of the fair value of the intangible assets. We evaluated Crossix’s future revenue growth rates and future operating margins by comparing them to historical results and benchmark data. In addition, we assessed the key assumptions by comparing them to those of a market participant, including consideration of recent similar market transactions.

/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Santa Clara, California
March 30, 2020

58   Veeva Systems Inc. | Form 10-K

VEEVA SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)

	January 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$476,733	$550,971
Short-term investments	610,015	539,190
Accounts receivable, net of allowance for doubtful accounts of $617 and $468, respectively	389,690	303,465
Unbilled accounts receivable	32,817	18,122
Prepaid expenses and other current assets	21,869	21,666
Total current assets	1,531,124	1,433,414
Property and equipment, net	54,752	54,966
Deferred costs, net	35,585	30,869
Lease right-of-use assets(1)	49,132	—
Goodwill	438,529	95,804
Intangible assets, net	134,601	24,521
Deferred income taxes, noncurrent	11,870	5,938
Other long-term assets	16,184	8,254
Total assets	$2,271,777	$1,653,766
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,420	$9,110
Accrued compensation and benefits	25,619	15,324
Accrued expenses and other current liabilities	21,620	16,145
Income tax payable	5,613	4,086
Deferred revenue	468,887	356,357
Lease liabilities(1)	10,013	—
Total current liabilities	551,172	401,022
Deferred income taxes, noncurrent	2,417	6,095
Lease liabilities, noncurrent(1)	44,815	—
Other long-term liabilities	7,779	8,900
Total liabilities	606,183	416,017
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 133,892,725 and 125,980,019 issued and outstanding at January 31, 2020 and 2019, respectively	1	1
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 15,202,858 and 20,210,060 issued and outstanding at January 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	745,475	617,623
Accumulated other comprehensive income	460	928
Retained earnings	919,658	619,197
Total stockholders’ equity	1,665,594	1,237,749
Total liabilities and stockholders’ equity	$2,271,777	$1,653,766

See Notes to Consolidated Financial Statements.
________________

(1)
We adopted Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842) using the modified retrospective method as of February 1, 2019 and elected the transition option that allows us not to restate the comparative periods in our financial statements in the year of adoption.

Veeva Systems Inc. | Form 10-K   59

VEEVA SYSTEMS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Fiscal year ended January 31,
	2020	2019	2018
Revenues:
Subscription services	$896,294	$694,467	$559,434
Professional services and other	207,787	167,743	131,125
Total revenues	1,104,081	862,210	690,559
Cost of revenues(1):
Cost of subscription services	136,328	117,009	110,465
Cost of professional services and other	167,041	128,272	100,957
Total cost of revenues	303,369	245,281	211,422
Gross profit	800,712	616,929	479,137
Operating expenses(1):
Research and development	209,895	158,783	132,017
Sales and marketing	190,331	148,867	128,781
General and administrative	114,267	86,413	60,410
Total operating expenses	514,493	394,063	321,208
Operating income	286,219	222,866	157,929
Other income, net	27,478	15,777	7,842
Income before income taxes	313,697	238,643	165,771
Provision for income taxes	12,579	8,811	14,594
Net income	$301,118	$229,832	$151,177
Net income, basic and diluted	$301,118	$229,832	$151,177
Net income per share:
Basic	$2.04	$1.59	$1.08
Diluted	$1.90	$1.47	$0.98
Weighted-average shares used to compute net income per share:
Basic	147,796	144,244	140,311
Diluted	158,296	156,117	153,681
Other comprehensive income:
Net change in unrealized gain (losses) on available-for-sale investments	$2,388	$1,409	$(1,598)
Net change in cumulative foreign currency translation gain (loss)	(2,857)	(2,081)	3,086
Comprehensive income	$300,649	$229,160	$152,665

_________________________

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$2,638	$1,553	$1,448
Cost of professional services and other	17,518	10,575	8,476
Research and development	37,001	22,138	17,782
Sales and marketing	27,537	18,381	16,288
General and administrative	31,212	23,778	10,055
Total stock-based compensation	$115,906	$76,425	$54,049

See Notes to Consolidated Financial Statements.

60   Veeva Systems Inc. | Form 10-K

VEEVA SYSTEMS INC.
CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Class A & B Common stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2017	137,886,619	1	439,658	238,384	111	678,154
Issuance of common stock upon exercise of stock options	2,935,962	—	21,194	—	—	21,194
Vesting of early exercised stock options	—	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	1,246,815	—	—	—	—	—
Stock-based compensation expense	—	—	54,419	—	—	54,419
Other comprehensive loss	—	—	—	(196)	1,489	1,293
Net income	—	—	—	151,177	—	151,177
Balance at January 31, 2018	142,069,396	$1	$515,272	$389,365	$1,600	$906,238
Issuance of common stock upon exercise of stock options	2,807,092	—	25,554	—	—	25,554
Issuance of common stock upon vesting of restricted stock units	1,313,591	—	—	—	—	—
Stock-based compensation expense	—	—	76,797	—	—	76,797
Other comprehensive income	—	—	—	—	(672)	(672)
Net income	—	—	—	229,832	—	229,832
Balance at January 31, 2019	146,190,079	$1	$617,623	$619,197	$928	$1,237,749
Cumulative effect adjustment for Topic 842(1)	—	—	—	(657)	—	(657)
Issuance of common stock upon exercise of stock options	1,665,778	—	10,899	—	—	10,899
Issuance of common stock upon vesting of restricted stock units	1,239,726	—	—	—	—	—
Replacement award value in connection with business combination	—	—	657	—	—	657
Stock-based compensation expense	—	—	116,296	—	—	116,296
Other comprehensive income	—	—	—	—	(468)	(468)
Net income	—	—	—	301,118	—	301,118
Balance at January 31, 2020	149,095,583	$1	$745,475	$919,658	$460	$1,665,594

See Notes to Consolidated Financial Statements.
________________

(1)
We adopted ASU 2016-02, “Leases” (Topic 842) using the modified retrospective method as of February 1, 2019 and elected the transition option that allows us not to restate the comparative periods in our financial statements in the year of adoption.

Veeva Systems Inc. | Form 10-K   61

VEEVA SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal year ended January 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$301,118	$229,832	$151,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,859	14,071	14,277
Reduction of operating lease right-of-use assets	7,966	—	—
Amortization of premiums (accretion of discount) on short-term investments	(3,274)	(2,431)	1,389
Stock-based compensation	115,906	76,425	54,049
Amortization of deferred costs	20,521	18,378	16,647
Deferred income taxes	(6,663)	(8,091)	1,209
(Gain) Loss on foreign currency from market-to-market derivative	(120)	(177)	265
Bad debt expense (recovery)	244	198	(242)
Changes in operating assets and liabilities:
Accounts receivable	(55,531)	(78,995)	(47,799)
Unbilled accounts receivable	(14,555)	(4,774)	(4,329)
Deferred costs	(25,237)	(18,941)	(18,795)
Income taxes payable	1,131	637	(2,520)
Prepaid expenses and other current and long-term assets	(2,700)	(10,562)	(2,493)
Accounts payable	2,813	1,822	1,396
Accrued expenses and other current liabilities	(15,230)	963	7,149
Deferred revenue	97,753	89,416	58,240
Operating lease liabilities	(7,480)	—	—
Other long-term liabilities	854	3,056	3,818
Net cash provided by operating activities	437,375	310,827	233,438
Cash flows from investing activities
Purchases of short-term investments	(752,518)	(726,379)	(437,858)
Maturities and sales of short-term investments	688,091	632,329	294,705
Purchases of property and equipment	(3,113)	(8,440)	(9,633)
Acquisitions, net of cash and restricted cash acquired	(448,162)	—	—
Capitalized internal-use software development costs	(1,208)	(1,379)	(1,734)
Net cash used in investing activities	(516,910)	(103,869)	(154,520)
Cash flows from financing activities
Reduction of lease liabilities - finance leases	(984)	—	—
Proceeds from exercise of common stock options	10,994	25,910	20,773
Net cash provided by financing activities	10,010	25,910	20,773
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,856)	(2,077)	3,089
Net change in cash, cash equivalents, and restricted cash	(72,381)	230,791	102,780
Cash, cash equivalents, and restricted cash at beginning of period	552,178	321,387	218,607
Cash, cash equivalents, and restricted cash at end of period	$479,797	$552,178	$321,387

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$476,733	$550,971	$320,183
Restricted cash included in other long-term assets	3,064	1,207	1,204
Total cash, cash equivalents, and restricted cash at end of period	$479,797	$552,178	$321,387

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$14,289	$19,541	$12,461
Excess tax benefits from employee stock plans	$50,411	$45,830	$45,864
Non-cash investing and financing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$567	$644	$(1,388)

See Notes to Consolidated Financial Statements.

62   Veeva Systems Inc. | Form 10-K

Note 1. Summary of Business and Significant Accounting Policies
Description of Business
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our solutions are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (R&D) to commercialization. Our solutions are designed to help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. Our commercial solutions help life sciences companies achieve better, more intelligent engagement with healthcare professionals and healthcare organizations across multiple communication channels, and plan and execute more effective media and marketing campaigns. Our R&D solutions for the clinical, regulatory, quality, and safety functions help life sciences companies streamline their end-to-end product development processes to increase operational efficiency and maintain regulatory compliance throughout the product life cycle. We also bring the benefits of our content and data management solutions to a set of customers outside of life sciences in three regulated industries: consumer goods, chemicals, and cosmetics. Our fiscal year end is January 31.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the consolidated financial statements and the notes thereto. These estimates are based on information available as of the date of the consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Items subject to such estimates and assumptions include, but are not limited to:

•	the standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations;

•	the determination of the period of benefit for amortization of deferred costs; and

•	the fair value of assets acquired and liabilities assumed for business combinations.
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

Veeva Systems Inc. | Form 10-K   63

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, we satisfy a performance obligation.
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
Professional Services and Other Revenues
The majority of our professional services arrangements are billed on a time and materials basis and revenues are recognized over time based on time incurred and contractually agreed upon rates. Certain professional services revenues are billed on a fixed fee basis and revenues are typically recognized over time as the services are delivered based on time incurred. Data services and training revenues are generally recognized as the services are performed.
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
Deferred Costs
Deferred costs include sales commissions associated with obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit that we have determined to be three years. We determined the period of benefit by taking into consideration the expected renewal period of our customer contracts, our technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of comprehensive income.
Certain Risks and Concentrations of Credit Risk
Our revenues are derived from subscription services, professional services and other services delivered primarily to the life sciences industry. We operate in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs, the emergence of competitive products or services with new capabilities, and other factors could negatively impact our future operating results.

64   Veeva Systems Inc. | Form 10-K

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
We do not require collateral from our customers and generally require payment within 30 days to 60 days of billing.
The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	January 31, 2020	January 31, 2019
Customer 1	14%	17%
Customer 2	*	10%

________________________________

*	Does not exceed 10%.
No single customer represented over 10% of our total revenues for any of the years presented.
Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Short-term Investments
Our short-term investments are classified as available-for-sale and recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income, net, in the consolidated statements of comprehensive income. Interest, amortization of premiums, and accretion of discount on all short-term investments are also included as a component of other income, net, in the consolidated statements of comprehensive income.
We may sell our short-term investments at any time, without significant penalty, for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond 12 months as current assets in the accompanying consolidated balance sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts, which is not material.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets and commences once the asset is placed in service or ready for its intended use. Land is not depreciated. The estimated useful lives by asset classification are as follows:

Asset Classification	Estimated Useful Life
Building	30 years
Land and building improvements	10 years (land improvements) and estimated useful life of building (building improvements)
Equipment and computers	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining life of the lease term or estimated useful life

Veeva Systems Inc. | Form 10-K   65

Leases
We have operating and finance leases for corporate offices, data centers, and certain equipment. Additionally, we are the sublessor for certain office space.
Lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use an estimate of our discount rate based on the information available at the lease commencement date in determining the present value of lease payments, unless the implicit rate is readily determinable. The lease right-of-use assets also include any lease payments made and exclude lease incentives such as tenant improvement allowances. Options to extend or terminate the lease are included in the lease term when it is reasonably certain that we will exercise the extension or termination option.
Our operating leases typically include non-lease components such as common-area maintenance costs. We have elected to exclude non-lease components from lease payments for the purpose of calculating lease right-of-use assets and liabilities and these are expensed as incurred as variable lease payments.
Leases with a term of one year or less are not recognized on our consolidated balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Internal-Use Software
We capitalize certain costs incurred for the development of computer software for internal use. We capitalize these costs during the development of the project, when it is determined that it is probable that the project will be completed, and the software will be used as intended. Costs related to preliminary project activities, post-implementation activities, training and maintenance are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life of three years, and the amortization expense is recorded as a component of cost of subscription services. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Goodwill and Intangible Assets
Goodwill is tested for impairment annually in the fourth quarter of each year or if circumstances indicate the carrying value of goodwill is impaired.
We have one reporting unit and evaluate goodwill for impairment at the entity level. We completed our annual impairment test in our fourth quarter of the fiscal year ended January 31, 2020, which did not result in any impairment of the goodwill balance.
All other intangible assets associated with purchased intangibles, consisting of existing technology, databases, customer relationships, software, trade names and trademarks, data supplier and partner relationships, non-competition agreements, brand, and backlog are stated at cost less accumulated amortization and are amortized on a straight-line basis over their estimated remaining economic lives. Amortization expense related to existing technology, databases, data supplier and partner relationships, software, and backlog is included in cost of subscription services. Amortization expense related to customer relationships, trade names and trademarks, and brand are included in sales and marketing expense. Amortization expense related to non-competition agreements are included in both general and administrative and research and development expense.
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

66   Veeva Systems Inc. | Form 10-K

Business Combinations
The purchase price in a business combination is assigned to the estimated acquisition date fair values of the tangible and intangible assets acquired and the liabilities assumed with the residual recorded as goodwill. Critical estimates in valuing certain of the intangible assets include, but are not limited to, the net present value of future expected cash flows, future revenue growth, margins, customer retention rates, technology life, royalty rates, expected use of acquired assets, and discount rates.
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
Cost of Revenues
Cost of subscription services revenues consists of expenses related to our computing infrastructure provided by third parties, including salesforce.com and Amazon Web Services, personnel related costs associated with hosting our subscription services and providing support, including our data stewards, data acquisition costs, and allocated overhead, amortization expense associated with capitalized internal-use software related to our subscription services, and amortization expense associated with purchased intangibles related to our subscription services. Cost of subscription services revenues for Veeva CRM and certain of our multichannel customer relationship management applications includes fees paid to salesforce.com for our use of the Salesforce1 Platform and the associated hosting infrastructure and data center operations that are provided by salesforce.com.
Cost of professional services and other revenues consists primarily of employee-related expenses associated with providing these services, including salaries, benefits and stock-based compensation expense, the cost of third-party subcontractors, travel costs and allocated overhead.
Advertising Expenses
Advertising expenditures are expensed as incurred and were immaterial for each of the years presented.
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
We establish liabilities or reduce assets for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the position will be sustained upon an audit, including resolution of related appeals or litigation processes, if any. The second step requires us to measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement. We recognize interest accrued and penalties related to unrecognized tax benefits as a component of provision for income taxes.

Veeva Systems Inc. | Form 10-K   67

Foreign Currency Exchange
Adjustments resulting from translating financial statements for those entities that do not have U.S. dollars as their functional currency are recorded as part of a separate component of the consolidated statements of comprehensive income. All assets and liabilities denominated in non-functional currency are translated into the functional currency at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains and losses are included in the consolidated statements of comprehensive income for the period.
Indemnification
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
Loss Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
New Accounting Pronouncements Adopted in Fiscal 2020
Leases
In February 2016, the FASB issued Topic 842 and related subsequent amendments, which requires lessees to record most leases on their balance sheets but recognize the expenses on their statements of comprehensive income in a manner similar to current accounting rules. Topic 842 states that a lessee should recognize a lease liability for the obligation to make lease payments and a right-of-use (ROU) asset for the right to use the underlying asset for the lease term. We have adopted this new standard in the first quarter of fiscal 2020 on February 1, 2019 using the effective date as our date of initial application. We adopted Topic 842 using the modified retrospective method as of February 1, 2019 with an immaterial amount of cumulative effect adjustment recorded to our retained earnings. Consequently, financial information for dates and periods before February 1, 2019 remain unchanged.
We elected the ‘package of practical expedients,’ which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs. We have also elected the short-term lease recognition exemption for all of our leases. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We did not apply the practical expedient for our office leases, which would have allowed us to combine lease and non-lease components for all of our office leases. However, we have applied the practical expedient for equipment leases, which has allowed us to combine lease and non-lease components for all of our equipment leases.
The most significant impact was the recognition of ROU assets and lease liabilities on our balance sheet. Adoption of Topic 842 had no material impact to our condensed consolidated statement of comprehensive income and no material impact to cash provided by or used in operating, financing or investing activities on our condensed consolidated statement of cash flows.

68   Veeva Systems Inc. | Form 10-K

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
Note 2. Acquisitions
During the fiscal year ended January 31, 2020, we completed two acquisitions, Crossix and Physicians World, both of which were accounted for as business combinations. The goodwill recognized for these acquisitions was primarily attributable to expected synergies from the integration with our products and services and is not deductible for U.S. tax purposes.
Crossix
On November 1, 2019, we acquired 100% ownership of Crossix in exchange for total consideration of $427.9 million, which includes the impact of adjustments to purchase price associated with the cash and net working capital of the acquired entity at close. In addition, we granted certain Crossix employees equity retention awards valued at approximately $120 million in the aggregate, which will be expensed as share-based compensation over the remaining service period. Crossix brings Veeva additional depth in patient data and data analytics, and we are integrating Crossix with our Veeva CRM and OpenData products. We incurred $1.0 million in acquisition-related transaction costs which are reflected in general and administrative expenses on our consolidated statements of comprehensive income.
The fair value of assets acquired and liabilities assumed was based on a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period. The area that is subject to change relates to certain tax-related items.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Veeva Systems Inc. | Form 10-K   69

	Useful lives of intangible assets	Fair value
Net assets acquired		$4,766

Identifiable intangible assets:
Customer relationships	10 years	$70,100
Existing technology	6 years	19,200
Trade name/Trademarks	5 years	13,200
Other intangibles	1 to 7 years	6,000
Purchased intangible assets		$108,500

Goodwill		$314,642

Total purchase consideration		$427,908

The following unaudited pro forma information presents the combined results of operations for the periods presented as if the acquisition had been completed on February 1, 2018, the beginning of the comparable prior annual reporting period. The unaudited pro forma results include the amortization associated with estimates for the purchased intangible assets and stock-based compensation expense associated with the retention awards granted.
The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for information purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations (in thousands):

	For the fiscal year ended January 31,
	2020	2019
	(Unaudited)
Pro forma revenues	$1,153,497	$913,081
Pro forma net income	$278,215	$201,382
Pro forma net income per share:
Basic	$1.88	$1.40
Diluted	$1.76	$1.29

Physicians World
On November 7, 2019, we completed our acquisition of Physicians World in exchange for total cash consideration of $41.0 million, which includes the impact of adjustments to purchase price associated with the cash and net working capital of the acquired entity at close. In addition, we granted certain Physicians World employees equity retention awards valued at approximately $15 million in the aggregate. Acquiring Physicians World makes it easier for our customers to get industry leading cloud software and services from a single vendor. We incurred $0.3 million in acquisition-related transaction costs which are reflected in general and administrative expenses on our consolidated statements of comprehensive income.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Veeva Systems Inc. | Form 10-K   70

	Useful lives of intangible assets	Fair value
Net assets acquired		$1,221

Identifiable intangible assets:
Customer relationships	10 years	$7,700
Existing technology	6 years	3,300
Trade name/Trademarks	3 years	700
Purchased intangible assets		$11,700

Goodwill		$28,083

Total purchase price		$41,004

Pro forma results of operations have not been presented because the effect of this acquisition was not material to the consolidated financial statements.
Note 3. Short-Term Investments
At January 31, 2020, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$3,500	$3	$—	$3,503
Asset-backed securities	100,419	396	(1)	100,814
Commercial paper	19,965	5	(1)	19,969
Corporate notes and bonds	234,664	1,552	(2)	236,214
Foreign government bonds	3,397	10	—	3,407
U.S. treasury securities	245,509	599	—	246,108
Total available-for-sale securities	$607,454	$2,565	$(4)	$610,015

At January 31, 2019, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$6,001	$10	$(1)	$6,010
Asset-backed securities	78,682	13	(300)	78,395
Commercial paper	9,118	1	(2)	9,117
Corporate notes and bonds	185,409	178	(457)	185,130
Foreign government bonds	1,502	—	(11)	1,491
U.S. agency obligations	15,912	2	(2)	15,912
U.S. treasury securities	243,119	78	(62)	243,135
Total available-for-sale securities	$539,743	$282	$(835)	$539,190

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	January 31,
	2020	2019
Due in one year or less	$247,592	$377,858
Due in greater than one year	362,423	161,332
Total	$610,015	$539,190

Veeva Systems Inc. | Form 10-K   71

The following table shows the fair values of these available-for-sale securities, some of which have been in an unrealized loss position for more than 12 months, aggregated by investment category as of January 31, 2020 (in thousands):

	Fair value	Unrealized losses
Asset-backed securities	2,623	(1)
Commercial paper	5,589	(1)
Corporate notes and bonds	9,105	(2)

The following table shows the fair values of these available-for-sale securities, some of which have been in an unrealized loss position for more than 12 months, aggregated by investment category as of January 31, 2019 (in thousands):

	Fair value	Unrealized losses
Certificates of deposits	$999	$(1)
Asset-backed securities	69,131	(300)
Commercial paper	7,155	(2)
Corporate notes and bonds	121,006	(457)
Foreign government bonds	1,490	(11)
U.S. agency obligations	14,928	(2)
U.S. treasury securities	130,785	(62)

There were no impairments considered other-than-temporary as of January 31, 2020 and 2019 as it is more likely than not we will hold the securities until recovery of the cost basis.
Note 4. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $35.6 million and $30.9 million as of January 31, 2020 and 2019, respectively. Amortization expense for the deferred costs included in sales and marketing expenses in the consolidated statements of comprehensive income was $20.5 million, $18.4 million, and $16.6 million for fiscal years ended January 31, 2020, 2019, and 2018, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 5. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	January 31,
	2020	2019
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	20,911
Equipment and computers	11,066	7,945
Furniture and fixtures	12,849	11,230
Leasehold improvements	9,385	6,790
Construction in progress	386	330
	80,102	71,230
Less accumulated depreciation	(25,350)	(16,264)
Total property and equipment, net	$54,752	$54,966

Total depreciation expense was $8.5 million, $6.4 million, and $5.9 million for the fiscal years ended January 31, 2020, 2019, and 2018, respectively. Land is not depreciated.

72   Veeva Systems Inc. | Form 10-K

Note 6. Intangible Assets and Goodwill
The following schedule presents the details of intangible assets as of January 31, 2020 (dollar amounts in thousands):

	January 31, 2020
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$26,380	$(4,808)	$21,572	5.8
Customer relationships	111,443	(17,575)	93,868	9.0
Trade name/Trademarks	13,900	(720)	13,180	4.7
Other intangibles	22,947	(16,966)	5,981	5.0
	$174,670	$(40,069)	$134,601

The following schedule presents the details of intangible assets as of January 31, 2019 (dollar amounts in thousands):

	January 31, 2019
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$3,880	$(3,834)	$46	1.2
Customer relationships	33,643	(12,350)	21,293	6.6
Other intangibles	16,947	(13,765)	3,182	1.2
	$54,470	$(29,949)	$24,521

Amortization expense associated with intangible assets for the fiscal years ended January 31, 2020, 2019, and 2018 was $10.1 million, $7.0 million, and $7.8 million, respectively.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of January 31, 2020 (in thousands):

Estimated amortization expense
Period
Fiscal 2021	$19,595
Fiscal 2022	18,397
Fiscal 2023	18,342
Fiscal 2024	18,160
Fiscal 2025	17,417
Thereafter	42,690
Total	$134,601

The following schedule presents the details of goodwill as of January 31, 2020 (in thousands):

Goodwill
Balance as of January 31, 2019	$95,804
Goodwill from Crossix acquisition	314,642
Goodwill from Physicians World acquisition	28,083
Balance as of January 31, 2020	$438,529

Veeva Systems Inc. | Form 10-K   73

Note 7. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	January 31,
	2020	2019
Accrued commissions	$8,951	$2,633
Accrued bonus	4,329	2,848
Accrued vacation	3,921	3,110
Payroll tax payable	7,353	1,971
Accrued other compensation and benefits	1,065	4,762
Total accrued compensation and benefits	$25,619	$15,324
Accrued fees payable to salesforce.com	5,787	5,242
Accrued third-party professional services subcontractors' fees	1,338	1,619
Taxes payable	4,914	2,805
Other accrued expenses	9,581	6,479
Total accrued expenses and other current liabilities	$21,620	$16,145

Note 8. Fair Value Measurements
The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2020 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$24,107	$—	$24,107
Commercial paper	—	1,616	1,616
Corporate notes and bonds	—	2,245	2,245
Short-term investments:
Certificates of deposits	—	3,503	3,503
Asset-backed securities	—	100,815	100,815
Commercial paper	—	19,969	19,969
Corporate notes and bonds	—	236,214	236,214
Foreign government bonds	—	3,407	3,407
U.S. treasury securities	—	246,107	246,107
Foreign currency derivative contracts	—	75	75
Total	$24,107	$613,951	$638,058
Liabilities
Foreign currency derivative contracts	—	42	42
Total	$—	$42	$42

74   Veeva Systems Inc. | Form 10-K

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
Balance Sheet Hedges
We enter into foreign currency forward contracts (the “Forward Contracts”) in order to hedge our foreign currency exposure. We account for derivative instruments at fair value with changes in the fair value recorded as a component of other income, net in our consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. During the fiscal years ended January 31, 2020 and 2019, we recognized realized foreign currency losses on hedging of $0.3 million and foreign currency gains of $0.3 million, respectively.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	January 31,
	2020	2019
Notional amount of foreign currency derivative contracts	$7,304	$(5,112)
Fair value of foreign currency derivative contracts	7,271	(5,024)

Veeva Systems Inc. | Form 10-K   75

Details on outstanding balance sheet hedges are presented below as of the date shown below (in thousands):

		January 31,
		2020	2019
Derivative Assets	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$75	$—
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses	$42	$88

Note 9. Other Income, Net
Other income, net consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2020	2019	2018
Foreign currency gain (loss)	$(708)	$(2,103)	$1,177
Accretion (amortization) on investments	3,001	2,492	(1,718)
Interest income	25,185	15,388	8,383
Other income, net	$27,478	$15,777	$7,842

Note 10. Income Taxes
The components of income before income taxes by U.S. and foreign jurisdictions were as follows for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2020	2019	2018
United States	$305,339	$222,743	$140,172
Foreign	8,358	15,900	25,599
Total	$313,697	$238,643	$165,771

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction.
Provision for income taxes consisted of the following for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2020	2019	2018
Current provision:
Federal	$11,143	$5,466	$5,315
State	4,695	4,089	209
Foreign	3,404	7,438	8,022
Total	$19,242	$16,993	13,546
Deferred provision:
Federal	(1,063)	(1,910)	1,681
State	(517)	(619)	330
Foreign	(5,083)	(5,653)	(963)
Total	$(6,663)	$(8,182)	$1,048
Provision for income taxes	$12,579	$8,811	$14,594

Provision for income taxes differed from the amount computed by applying the federal statutory income tax rate of 21.0%, 21.0%, and 33.8% for the fiscal years ended January 31, 2020, 2019, and 2018, respectively, to income before income taxes as a result of the following for the periods shown (in thousands):

76   Veeva Systems Inc. | Form 10-K

	Fiscal Year Ended January 31,
	2020	2019	2018
Federal tax statutory tax rate	$65,876	$50,115	$56,047
State taxes	3,035	3,139	3,936
Tax credits	(23,468)	(21,415)	(9,409)
Domestic manufacturing deduction	—	—	(1,096)
Stock-based compensation	(34,569)	(33,332)	(37,347)
Foreign rate differential	411	610	(2,207)
Valuation allowance	7,408	6,666	4,010
Impact of foreign operations	470	3,381	4,842
Foreign derived intangible income deduction (FDII)(1)	(4,836)	(2,086)	—
Others(1)	(1,748)	1,733	(4,182)
Provision for income taxes	$12,579	$8,811	$14,594

________________

(1)	Note that prior periods have been adjusted due to prior period reclassifications.
The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities related to the following (in thousands):

	January 31,
	2020	2019
Deferred Tax Assets:
Accruals and reserves	$10,355	$7,678
State income taxes	931	116
Stock-based compensation(1)	9,861	5,180
Net operating loss carryforward	32,916	2,885
Tax credit carryforward	21,458	15,411
Lease liabilities(2)	13,808	—
Other	217	435
Gross Deferred Tax Assets	$89,546	$31,705
Valuation Allowance	(22,694)	(15,385)
Total Deferred Tax Assets	$66,852	$16,320
Deferred Tax Liabilities:
Property and equipment	$(650)	$(822)
Intangible assets	(33,518)	(7,159)
Expensed internal-use software	(974)	(608)
Lease right-of-use assets(2)	(12,717)	—
Deferred costs(1)	(8,922)	(7,888)
Other(1)	(619)	—
Total Deferred Tax Liabilities	$(57,400)	$(16,477)
Net Deferred Tax Assets (Liabilities)	$9,452	$(157)

________________

(1)	Note that prior periods have been adjusted due to prior period reclassifications.

(2)	Note that current period classifications reflect the adoption of Topic 842.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, a valuation allowance was assessed as it is not more likely than not that we will recognize the future benefits on certain tax credits and net California deferred tax asset balances.
The net impact of our purchase price accounting allocation on our deferred tax assets and liabilities was immaterial.

Veeva Systems Inc. | Form 10-K   77

As of January 31, 2020, the net operating loss carryforwards for federal and state income tax purposes were approximately $110.9 million and $106.3 million, respectively. The federal net operating losses do not expire and the state net operating losses begin to expire in 2033.
As of January 31, 2020, we had $34.8 million of California research and development tax credits available to offset future taxes, which do not expire.
We evaluate tax positions for recognition using a more-likely than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.  We classify unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as “other non-current liabilities” in the consolidated balance sheets. As of January 31, 2020, the total amount of gross unrecognized tax benefits was $14.5 million, of which $6.8 million, if recognized, would favorably impact our effective tax rate. The aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows for the periods shown (in thousands):

	Fiscal Year Ended January 31,
	2020	2019	2018
Beginning balance	$12,597	$11,398	$7,868
Increases related to tax positions taken during the prior period	796	968	256
Increases related to tax positions taken during the current period	3,420	2,697	4,032
Decreases related to tax positions taken during the prior period	(128)	(1,754)	(67)
Audit settlements	—	(403)	—
Lapse of statute of limitations	(2,170)	(309)	(691)
Ending balance	$14,515	$12,597	$11,398

Our policy is to classify interest and penalties associated with unrecognized tax benefits as a component of the provision for income taxes. Interest and penalties were not significant during fiscal year ended January 31, 2020.
We file tax returns in the United States for federal, California, and other states. Fiscal years ended January 31, 2017 and forward remain open to examination for federal income tax, and fiscal years ended January 31, 2015 and forward remain open to examination for California and other states. We file tax returns in multiple foreign jurisdictions. The fiscal years ended January 31, 2014 and forward remain open to examination in these foreign jurisdictions.
Note 11. Deferred Revenue and Performance Obligations
Of the beginning deferred revenue balance for the respective periods, we recognized $353.4 million and $264.8 million of subscription services revenue during fiscal years ended January 31, 2020 and 2019, respectively. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was immaterial.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. We applied the practical expedient in accordance with Topic 606 to exclude the amounts related to professional services contracts as these contracts generally have a remaining duration of one year or less. Revenue from remaining performance obligations for professional services contracts as of January 31, 2020 was immaterial.
As of January 31, 2020, approximately $897.7 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately 83% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

78   Veeva Systems Inc. | Form 10-K

Note 12. Leases
We have operating and finance leases for corporate offices, data centers, and certain equipment. Our leases have various expiration dates through 2030, some of which include options to extend the leases for up to nine years. Additionally, we are the sublessor for certain office space. Our sublease income for the fiscal year ended January 31, 2020 was immaterial.
For the fiscal year ended January 31, 2020, our operating lease expense was $7.9 million. Our finance lease expense was $1.3 million for the fiscal year ended January 31, 2020. For the fiscal year ended January 31, 2020, our short-term lease expense was $0.4 million.
Supplemental cash flow information related to leases was as follows (in thousands):

Year ended January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows towards operating leases	$7,657
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$23,546
Operating leases obtained through business combinations	$14,550

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

January 31, 2020
Operating Leases
Lease right-of-use-assets	$49,132
Lease liabilities	$8,960
Lease liabilities, noncurrent	44,453
Total operating lease liabilities	$53,413
Finance Leases
Property and equipment, at cost	$1,761
Accumulated depreciation	(1,320)
Property and equipment, net	$441
Lease liabilities	$1,054
Lease liabilities, noncurrent	362
Total finance lease liabilities	$1,416
Weighted Average Remaining Lease Term
Operating leases	7.1 years
Finance leases	1.3 years
Weighted Average Discount Rate
Operating leases	4.3%
Finance leases	4.3%

Veeva Systems Inc. | Form 10-K   79

Maturities of lease liabilities as of January 31, 2020 were as follows (in thousands):

Period	Operating leases	Finance leases
Fiscal 2021	$10,722	$1,090
Fiscal 2022	10,215	364
Fiscal 2023	8,056	—
Fiscal 2024	7,311	—
Fiscal 2025	5,344	—
Thereafter	20,867	—
Total lease payments	62,515	1,454
Less imputed interest	(9,102)	(38)
Total	$53,413	$1,416

Future minimum lease payments under non-cancelable operating leases as of January 31, 2019 under ASC 840 were as follows (in thousands):

Period	Operating leases
Fiscal 2020	$5,079
Fiscal 2021	4,843
Fiscal 2022	4,063
Fiscal 2023	2,534
Fiscal 2024	1,884
Thereafter	1,495
Total	$19,898

As of January 31, 2020, we have additional operating leases, primarily for office leases, that have not yet commenced of $3.4 million. These operating leases will commence during the fiscal year ending January 31, 2021 with lease terms of less than one year to five years.
Note 13. Stockholders’ Equity
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
As of January 31, 2020, we had 133,892,725 shares of Class A common stock and 15,202,858 shares of Class B common stock outstanding.
As of January 31, 2019, we had 125,980,019 shares of Class A common stock and 20,210,060 shares of Class B common stock outstanding.
Employee Equity Plans
2007 Stock Plan
Our board of directors adopted our 2007 Stock Plan (2007 Plan) in February 2007, and our stockholders approved it in February 2007. No further awards have been made under our 2007 Plan since the adoption of the 2012 Equity Incentive Plan. However, awards outstanding under our 2007 Plan will continue to be governed by their existing terms.

Veeva Systems Inc. | Form 10-K   80

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
As of January 31, 2020, the number of shares of our Class A common stock available for issuance under the 2013 EIP was 28,471,030 plus any shares of our Class B common stock subject to awards under the 2012 EIP and the 2007 Plan that expire or lapse unexercised or, with respect to shares issued pursuant to such awards, are forfeited or repurchased by us after the date of our IPO on October 15, 2013. The number of shares available for issuance under the 2013 EIP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 13.75 million shares, (b) 5% of the shares of all classes of our common stock outstanding on the last business day of the prior fiscal year, or (c) the number of shares determined by our board of directors. During our fiscal year ended January 31, 2020, our board of directors determined to add 6,578,553 shares of common stock to the 2013 EIP.
2013 Employee Stock Purchase Plan
Our ESPP was adopted by our board of directors in August 2013 and our stockholders approved it in September 2013. The ESPP became effective as of our IPO registration statement on Form S-1, on October 15, 2013. Our ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (Code). The ESPP was approved with a reserve of 4.0 million shares of Class A common stock for future issuance under various terms provided for in the ESPP. As of January 31, 2020, the number of shares available for issuance under our ESPP was 4,897,856. The number of shares available for issuance under the ESPP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 2.2 million shares, (b) 1% of the shares of all classes of our common stock outstanding on the last business day of the prior fiscal year or (c) the number of shares determined by our board of directors. Prior to the beginning of our fiscal year ended January 31, 2020, our board of directors determined not to increase the number of shares available for issuance under the ESPP.
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

Veeva Systems Inc. | Form 10-K   81

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

82   Veeva Systems Inc. | Form 10-K

Stock Option Activity
The 2007 Stock Plan and the 2012 EIP provided, and the 2013 EIP provides, for the issuance of incentive and nonstatutory options to employees, consultants and non-employee directors. Options issued under and outside of the 2007 Plan generally are exercisable for periods not to exceed 10 years and generally vest over four to five years. Options issued under the 2012 EIP and 2013 EIP generally are exercisable for periods not to exceed 10 years and generally vest over five to nine years. A summary of stock option activity for the fiscal year ended January 31, 2020 is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at January 31, 2019	12,961,397	$19.43	5.4	$1,161,695,032
Options granted	2,502,908	129.79
Options exercised	(1,665,778)	6.54
Options forfeited/cancelled	(350,501)	55.16
Options outstanding at January 31, 2020	13,448,026	$40.64	5.4	$1,426,502,005
Options vested and exercisable at January 31, 2020	6,697,955	$6.19	3.2	$940,544,986
Options vested and exercisable at January 31, 2020 and expected to vest thereafter	13,448,026	$40.64	5.4	$1,426,502,005

The weighted average grant-date fair value of options granted during the fiscal years ended January 31, 2020, 2019 and 2018 was $60.05, $35.43, and $30.87, respectively, per share.
As of January 31, 2020, there was $194.5 million in unrecognized compensation cost related to unvested stock options granted under the 2007 Plan, 2012 EIP and 2013 EIP. This cost is expected to be recognized over a weighted average period of 3.9 years.
As of January 31, 2020, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
Our closing stock price as reported on the New York Stock Exchange as of January 31, 2020, the last trading day of fiscal year 2020 was $146.61. The total intrinsic value of options exercised was $229.0 million for the fiscal year ended January 31, 2020.
Restricted Stock Units
The 2013 EIP provides for the issuance of RSUs to employees. RSUs issued under the 2013 EIP generally vest over one to five years. A summary of RSU activity for the fiscal year ended January 31, 2020 is presented below:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2019	2,359,132	$54.73
RSUs granted	892,667	142.92
RSUs vested	(1,239,933)	57.73
RSUs forfeited/cancelled	(193,244)	61.28
Balance at January 31, 2020	1,818,622	$95.23

During the fiscal year ended January 31, 2020, we issued RSUs under the 2013 EIP with a weighted-average grant date fair value of $142.92.
As of January 31, 2020, there was a total of $157.4 million in unrecognized compensation cost related to unvested RSUs, which are expected to be recognized over a weighted-average period of approximately 2.8 years. The total intrinsic value of RSUs vested was $178.8 million for the fiscal year ended January 31, 2020.

Veeva Systems Inc. | Form 10-K   83

Stock-Based Compensation
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Fiscal year ended January 31,
	2020	2019	2018
Volatility	39% – 41%	41%	42% – 44%
Expected term (in years)	5.64 – 6.61	6.25 – 6.35	6.35
Risk-free interest rate	1.39% – 2.52%	2.57% – 2.74%	1.86% – 2.21%
Dividend yield	0%	0%	0%

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

Note 14. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.
Diluted net income per share is computed by dividing net income by the weighted-average shares outstanding, including potentially dilutive shares of common equivalents outstanding during the period. The dilutive effect of potential shares of common stock are determined using the treasury stock method.
The computation of fully diluted net income per share of Class A common stock assumes the conversion from Class B common stock, while the fully diluted net income per share of Class B common stock does not assume the conversion of those shares.
The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	For the fiscal year ended January 31,
	2020		2019		2018
	(in thousands)
	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income, basic	$266,104	$35,014	$194,607	$35,225	$121,203	$29,974
Denominator
Weighted average shares used in computing net income per share, basic	130,610	17,186	122,137	22,107	112,491	27,820
Net income per share, basic	$2.04	$2.04	$1.59	$1.59	$1.08	$1.08
Diluted
Numerator
Net income, basic	$266,104	$35,014	$194,607	$35,225	$121,203	$29,974
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	35,014	—	35,225	—	29,974	—
Reallocation of net income to Class B common stock	—	17,652	—	14,800	—	10,545
Net income, diluted	$301,118	$52,666	$229,832	$50,025	$151,177	$40,519
Denominator
Number of shares used for basic EPS computation	130,610	17,186	122,137	22,107	112,491	27,820
Conversion of Class B to Class A common stock	17,186	—	22,107	—	27,820	—
Effect of potentially dilutive common shares	10,500	10,500	11,873	11,873	13,370	13,370
Weighted average shares used in computing net income per share, diluted	158,296	27,686	156,117	33,980	153,681	41,190
Net income per share, diluted	$1.90	$1.90	$1.47	$1.47	$0.98	$0.98

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Fiscal Year Ended January 31,
	2020	2019	2018
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	1,461,255	3,054,322	833,691

84   Veeva Systems Inc. | Form 10-K

Note 15. Commitments and Contingencies
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
On February 18, 2020, IQVIA filed a motion for sanctions against Veeva, seeking default judgment and dismissal and, in the alternative, a negative inference at trial. The court has referred the motion to the Special Master appointed to assist the court with discovery and pretrial disputes.
Discovery is currently in process.
While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of gain or loss, if any, that could result from the OpenData and Network Action, we believe that IQVIA’s claims lack merit and that our counterclaims warrant injunctive relief and monetary damages for Veeva.
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

Veeva Systems Inc. | Form 10-K   85

On March 24, 2020, we amended our complaint in the Veeva Nitro Action to include allegations of IQVIA’s anticompetitive conduct as to additional Veeva software applications, such as Veeva Andi, Veeva Align, and Veeva Vault MedComms; additional examples of IQVIA’s monopolistic behavior against Veeva Nitro; IQVIA’s unlawful access of Veeva’s proprietary software products; and a request for declaratory relief.
There are no motions currently pending in the IQVIA Declaratory Action or the Veeva Nitro Action that have the potential to end the cases. The court has not yet held a scheduling conference to set the case management schedule.
While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these two actions, we believe that our claims warrant injunctive and declaratory relief and monetary damages for Veeva and against IQVIA.
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
Value-Added Reseller Agreement
We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce1 Platform in combination with our developed technology to deliver certain of our multichannel CRM applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met our first minimum order requirement commitment of $250 million, and as of January 31, 2020, we remained obligated to pay fees of at least $140.0 million prior to September 1, 2025 in connection with this agreement.

86   Veeva Systems Inc. | Form 10-K

Note 16. Related-Party Transactions
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
Note 17. Revenues by Product
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
Total revenues consist of the following (in thousands):

	Fiscal Year Ended January 31,
	2020	2019	2018
Subscription services
Veeva Commercial Cloud	$468,615	$395,039	$356,415
Veeva Vault	427,679	299,428	203,019
Total subscription services	$896,294	$694,467	$559,434
Professional services
Veeva Commercial Cloud	$76,347	$62,557	$61,516
Veeva Vault	131,440	105,186	69,609
Total professional services	$207,787	$167,743	$131,125
Total revenues	$1,104,081	$862,210	$690,559

Note 18. Information about Geographic Areas
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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Fiscal Year Ended January 31,
	2020	2019	2018
Revenues by geography
North America	$607,704	$480,713	$377,797
Europe	310,215	228,784	181,940
Asia Pacific	151,052	124,431	107,397
Rest of world(1)	35,110	28,282	23,425
Total revenues	$1,104,081	$862,210	$690,559

___________________________

(1)	Middle East, Africa, and Latin America

Veeva Systems Inc. | Form 10-K   87

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	January 31,
	2020	2019	2018
Long-lived assets by geography
North America	$51,334	$51,748	$49,214
Europe and rest of world	2,077	1,783	1,840
Asia Pacific	1,341	1,435	1,230
Total long-lived assets	$54,752	$54,966	$52,284

Note 19. 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Code covering eligible employees as well as a Registered Retirement Savings Plan (RRSP) for eligible employees in Canada. Under the 401(k) plan, we match up to $2,000 per employee per year. Under the RRSP plan, we also match up to $2,000 per employee per year. For the fiscal years ended January 31, 2020, 2019, and 2018, total expense related to these plans was $3.9 million, $3.3 million, and $0.4 million respectively.
Note 20. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for fiscal years ended January 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended
	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019	Jan. 31, 2019	Oct. 31, 2018	Jul. 31, 2018	Apr. 30, 2018
	(in thousands)
Consolidated Statements of Income Data:
Total revenues	$311,508	$280,921	$266,900	$244,752	$232,323	$224,731	$209,609	$195,547
Gross profit	217,189	207,592	196,682	179,249	167,797	163,357	150,383	135,392
Operating income	60,394	80,800	73,856	71,169	62,998	63,094	52,818	43,956
Net income	$66,182	$82,245	$79,242	$73,449	$71,151	$64,085	$50,286	$44,310
Net income per share:
Basic	$0.44	$0.56	$0.54	$0.50	$0.49	$0.44	$0.35	$0.31
Diluted	$0.42	$0.52	$0.50	$0.47	$0.45	$0.41	$0.32	$0.29

88   Veeva Systems Inc. | Form 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Management’s Annual Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2020 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management's evaluation of internal control over financial reporting excluded the internal control activities of Crossix and Physicians World, which we acquired on November 1, 2019 and November 7, 2019, respectively. We have included the financial results of Crossix and Physicians World in the consolidated financial statements from the respective dates of acquisition. Crossix’ and Physicians World’s internal controls over financial reporting associated with total assets, in aggregate, of 4% and total revenues, in aggregate, of 2% included in our consolidated financial statements as of and for the year ended January 31, 2020.
Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Veeva Systems Inc. | Form 10-K   89

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

90   Veeva Systems Inc. | Form 10-K

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2020 annual meeting of stockholders (the “Proxy Statement”), which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2020, and is incorporated in this report by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2020 and is incorporated in this report by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2020 and is incorporated in this report by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2020 and is incorporated in this report by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2020 and is incorporated in this report by reference.

Veeva Systems Inc. | Form 10-K   91

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

92   Veeva Systems Inc. | Form 10-K

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Share Purchase Agreement, dated September 29, 2015, among Veeva Systems Inc., Veeva U.K. Holdings Limited, Accel-KKR Structured Capital Partners, LP and the other sellers party thereto.	8-K	001-36121	2.1	10/1/2015

2.2	Deed of Variation of Share Purchase Agreement, dated May 11, 2016, among Veeva Systems Inc., Veeva U.K. Holdings Limited, Accel-KKR Structured Capital Partners, LP and the other sellers party thereto.	10-Q	001-36121	2.2	6/8/2016

2.3	Agreement and Plan of Merger, dated September 26, 2019, among Veeva Systems Inc., P109 Merger Sub., Inc., Crossix Solutions Inc. and the other sellers party thereto.	8-K	001-36121	2.1	9/26/2019

3.1	Restated Certificate of Incorporation of Registrant.	8-K	001-36121	3.1	10/22/2013

3.2	Amended and Restated Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013

4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-191085	4.1	10/3/2013

4.2	Description of Capital Stock.					X

10.1	Data Processing Addendum, dated April 4, 2014, to Value-Added Reseller Agreement, between Registrant and salesforce.com, inc., as amended.	10-Q	001-36121	10.1	6/6/2014

10.2	Purchase and Sale Agreement, dated June 11, 2014, between Registrant and The Duffield Family Foundation, as amended July 16, 2014.	10-Q	001-36121	10.1	9/11/2014

10.3	Description of Non-Employee Director Compensation.	8-K	001-36121	Item 5.07	6/15/2018

10.4	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-191085	10.1	10/3/2013

10.5*	2007 Stock Plan and forms of agreements thereunder.	S-1	333-191085	10.2	9/11/2013

Veeva Systems Inc. | Form 10-K   93

10.6*	2012 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-191085	10.3	9/11/2013

10.7*	2013 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-36121	10.4	3/28/2019

10.8*	2013 Employee Stock Purchase Plan.	S-1/A	333-191085	10.5	10/3/2013

10.9**	Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended December 3, 2010, December 13, 2010, April 15, 2011, August 23, 2011, September 29, 2011, April 3, 2012 and May 24, 2012.	S-1/A	333-191085	10.7	9/20/2013

10.10**	Eighth Amendment, dated March 3, 2014, to Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended.	8-K	001-36121	10.1	3/4/2014

10.11*	Offer letter, dated June 20, 2013, between Peter P. Gassner and the Registrant.	S-1	333-191085	10.8	9/11/2013

10.12*	Offer letter, dated June 19, 2013, between Matthew J. Wallach and the Registrant.	S-1	333-191085	10.9	9/11/2013

10.13*	Offer letter, dated January 25, 2010, between Timothy S. Cabral and the Registrant.	S-1	333-191085	10.10	9/11/2013

10.14*	Offer letter, dated March 16, 2012, between Ronald E. F. Codd and the Registrant.	S-1	333-191085	10.11	9/11/2013

10.15*	Offer letter, dated August 14, 2012, between Jonathan W. Faddis and the Registrant.	10-Q	001-36121	10.1	6/4/2015

10.16*	Description of Non-Employee Director Compensation.	8-K	001-36121	10.1	6/15/2018

10.17	Data Processing Addendum, dated January 23, 2016, to Value-Added Reseller Agreement, between Registrant and salesforce.com, inc., as amended.	10-K	001-36121	10.17	3/31/2016

10.18*	Offer letter, dated February 20, 2015, between Alan V. Mateo and the Registrant.	10-Q	001-36121	10.1	6/8/2016

94   Veeva Systems Inc. | Form 10-K

10.19*	Offer letter, dated January 23, 2013, between E. Nitsa Zuppas and the Registrant.	10-Q	001-36121	10.2	6/8/2016

10.20	Ninth Amendment, dated August 11, 2016, to Amended and Restated Value-Added Reseller Agreement, between salesforce.com, inc. and the Registrant, as amended.	10-Q	001-36121	10.1	9/8/2016

10.21*	Offer Letter, dated January 15, 2016, between Frederic Lequient and the Registrant.	10-Q	001-36121	10.1	6/8/2017

10.22*	2013 Equity Incentive Plan Forms of Notice of Stock Option Grants to Peter P. Gassner.	10-K	001-36121	10.22	3/30/2018

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see page 97 of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Schema Linkbase Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

Veeva Systems Inc. | Form 10-K   95

101.DEF	XBRL Taxonomy Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Labels Linkbase Document.	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X

*	Indicates a management contract or compensatory plan.

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

96   Veeva Systems Inc. | Form 10-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 30th day of March 2020.

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

Signature	Title	Date

/s/ Peter P. Gassner	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2020
Peter P. Gassner

/s/ Timothy S. Cabral	Chief Financial Officer (Principal Financial Officer)	March 30, 2020
Timothy S. Cabral

/s/ Michele O’ Connor	Chief Accounting Officer (Principal Accounting Officer)	March 30, 2020
Michele O’Connor

/s/ Tim Barabe	Director	March 30, 2020
Tim Barabe

/s/ Mark Carges	Director	March 30, 2020
Mark Carges

/s/ Paul Chamberlain	Director	March 30, 2020
Paul Chamberlain

/s/ Ronald E.F. Codd	Director	March 30, 2020
Ronald E.F. Codd

/s/ Mary Lynne Hedley	Director	March 30, 2020
Mary Lynne Hedley

/s/ Gordon Ritter	Chairman of the Board of Directors	March 30, 2020
Gordon Ritter

/s/ Paul Sekhri	Director	March 30, 2020
Paul Sekhri

/s/ Matthew J. Wallach	Director	March 30, 2020
Matthew J. Wallach

97   Veeva Systems Inc. | Form 10-K