Form 10-Q
period 2020-04-30
VEEVA SYSTEMS INC
filed 2020-06-04
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of May 31, 2020, there were 134,987,963 shares of the Registrant’s Class A common stock outstanding and 15,158,728 shares of the Registrant’s Class B common stock outstanding.

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors—including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report—that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward looking statements are based on our current views and expectations and are subject to various risks and uncertainties, including those related to the impact of COVID-19 on our business, the life sciences industry, and global economic conditions. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
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

Veeva Systems Inc. | Form 10-Q	3

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)

	April 30, 2020	January 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$720,776	$476,733
Short-term investments	660,199	610,015
Accounts receivable, net of allowance for doubtful accounts of $192 and $617, respectively	235,923	389,690
Unbilled accounts receivable	37,269	32,817
Prepaid expenses and other current assets	21,105	21,869
Total current assets	1,675,272	1,531,124
Property and equipment, net	52,886	54,752
Deferred costs, net	34,176	35,585
Lease right-of-use assets	46,923	49,132
Goodwill	438,529	438,529
Intangible assets, net	129,403	134,601
Deferred income taxes, noncurrent	11,701	11,870
Other long-term assets	15,729	16,184
Total assets	$2,404,619	$2,271,777
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,041	$19,420
Accrued compensation and benefits	27,064	25,619
Accrued expenses and other current liabilities	23,405	21,620
Income tax payable	4,441	5,613
Deferred revenue	470,262	468,887
Lease liabilities	10,127	10,013
Total current liabilities	550,340	551,172
Deferred income taxes, noncurrent	1,673	2,417
Lease liabilities, noncurrent	42,430	44,815
Other long-term liabilities	9,140	7,779
Total liabilities	603,583	606,183
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 134,844,536 and 133,892,725 issued and outstanding at April 30, 2020 and January 31, 2020, respectively	2	1
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 15,185,511 and 15,202,858 issued and outstanding at April 30, 2020 and January 31, 2020, respectively	—	—
Additional paid-in capital	792,660	745,475
Accumulated other comprehensive income	2,146	460
Retained earnings	1,006,228	919,658
Total stockholders’ equity	1,801,036	1,665,594
Total liabilities and stockholders’ equity	$2,404,619	$2,271,777

See Notes to Condensed Consolidated Financial Statements.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three months ended April 30,
	2020	2019
	(Unaudited)
Revenues:
Subscription services	$270,235	$198,115
Professional services and other	66,871	46,637
Total revenues	337,106	244,752
Cost of revenues(1):
Cost of subscription services	43,212	30,378
Cost of professional services and other	51,668	35,125
Total cost of revenues	94,880	65,503
Gross profit	242,226	179,249
Operating expenses(1):
Research and development	62,237	44,973
Sales and marketing	55,755	39,617
General and administrative	36,669	23,490
Total operating expenses	154,661	108,080
Operating income	87,565	71,169
Other income, net	3,414	6,161
Income before income taxes	90,979	77,330
Provision for income taxes	4,409	3,881
Net income	$86,570	$73,449
Net income, basic and diluted	$86,570	$73,449
Net income per share:
Basic	$0.58	$0.50
Diluted	$0.54	$0.47
Weighted-average shares used to compute net income per share:
Basic	149,541	146,708
Diluted	159,474	157,910
Other comprehensive income:
Net change in unrealized gain on available-for-sale investments	$1,297	$962
Net change in cumulative foreign currency translation loss	389	(702)
Comprehensive income	$88,256	$73,709

_________________________________________________________

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,019	$385
Cost of professional services and other	5,074	2,978
Research and development	11,401	6,325
Sales and marketing	8,192	5,152
General and administrative	11,221	5,916
Total stock-based compensation	$36,907	$20,756

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Three months ended April 30, 2020
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount
	(Unaudited)
Balance at January 31, 2020	149,095,583	$1	$745,475	$919,658	$460	$1,665,594
Issuance of common stock upon exercise of stock options	645,515	1	10,278	—	—	10,279
Issuance of common stock upon vesting of restricted stock units	288,949	—	—	—	—	—
Stock-based compensation expense	—	—	36,907	—	—	36,907
Other comprehensive income	—	—	—	—	1,686	1,686
Net income	—	—	—	86,570	—	86,570
Balance at April 30, 2020	150,030,047	$2	$792,660	$1,006,228	$2,146	$1,801,036

	Three months ended April 30, 2019
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount
	(Unaudited)
Balance at January 31, 2019	146,190,079	$1	$617,623	$619,197	$928	$1,237,749
Cumulative effect adjustment for Topic 842 adoption(1)	—	$—	$—	$(657)	$—	(657)
Issuance of common stock upon exercise of stock options	526,054	—	3,439	—	—	3,439
Issuance of common stock upon vesting of restricted stock units	314,331	—	—	—	—	—
Stock-based compensation expense	—	—	20,863	—	—	20,863
Other comprehensive income	—	—	—	—	260	260
Net income	—	—	—	73,449	—	73,449
Balance at April 30, 2019	147,030,464	$1	$641,925	$691,989	$1,188	$1,335,103

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

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended April 30,
	2020	2019
	(Unaudited)
Cash flows from operating activities
Net income	$86,570	$73,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,878	3,900
Reduction of operating lease right-of-use assets	2,997	1,538
Accretion of discount on short-term investments	(11)	(1,178)
Stock-based compensation	36,907	20,756
Amortization of deferred costs	4,751	4,849
Deferred income taxes	(1,134)	418
(Gain) Loss on foreign currency from mark-to-market derivative	93	(80)
Bad debt recovery	(393)	(153)
Changes in operating assets and liabilities:
Accounts receivable	154,160	139,510
Unbilled accounts receivable	(4,452)	(5,244)
Deferred costs	(3,342)	(4,601)
Income taxes payable	(1,850)	338
Prepaid expenses and other current and long-term assets	551	(2,759)
Accounts payable	(4,430)	(416)
Accrued expenses and other current liabilities	2,691	(759)
Deferred revenue	1,477	7,914
Operating lease liabilities	(2,811)	(1,629)
Other long-term liabilities	2,520	436
Net cash provided by operating activities	282,172	236,289
Cash flows from investing activities
Purchases of short-term investments	(188,818)	(228,894)
Maturities and sales of short-term investments	140,342	188,965
Property and equipment	267	(1,194)
Capitalized internal-use software development costs	—	(419)
Net cash used in investing activities	(48,209)	(41,542)
Cash flows from financing activities
Reduction of lease liabilities - finance leases	(248)	(249)
Proceeds from exercise of common stock options	9,781	3,391
Net cash provided by financing activities	9,533	3,142
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	548	(702)
Net change in cash, cash equivalents, and restricted cash	244,044	197,187
Cash, cash equivalents, and restricted cash at beginning of period	479,797	552,178
Cash, cash equivalents, and restricted cash at end of period	$723,841	$749,365

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$720,776	$748,158
Restricted cash included in other long-term assets	3,065	1,207
Total cash, cash equivalents, and restricted cash at end of period	$723,841	$749,365

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$5,866	$2,383
Excess tax benefits from employee stock plans	$19,615	$13,552
Non-cash investing and financing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$590	$(634)

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

VEEVA SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Business and Significant Accounting Policies
Description of Business
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our solutions are designed to meet the unique needs of our customers and their most strategic business functions-from research and development (R&D) to commercialization. Our solutions are designed to help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. Our commercial solutions help life sciences companies achieve better, more intelligent engagement with healthcare professionals and healthcare organizations across multiple communication channels, and plan and execute more effective media and marketing campaigns. Our R&D solutions for the clinical, regulatory, quality, and safety functions help life sciences companies streamline their end-to-end product development processes to increase operational efficiency and maintain regulatory compliance throughout the product life cycle. We also bring the benefits of our content and data management solutions to a set of customers outside of life sciences in three regulated industries: consumer goods, chemicals, and cosmetics. Our fiscal year end is January 31.
Principles of Consolidation and Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting and include the accounts of our wholly-owned subsidiaries after elimination of intercompany accounts and transactions. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed on March 30, 2020. Except for the change in certain policies upon adoption of the accounting standards in Fiscal 2021, there have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.
The condensed consolidated balance sheet as of January 31, 2020 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive income, and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2021 or any other period.
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
Unbilled Accounts Receivable
Unbilled accounts receivable consists of (i) a receivable primarily for the revenue recognized for professional services performed but not yet billed, which were $21 million and $18 million as of April 30, 2020 and January 31, 2020, respectively and (ii) a contract asset primarily for revenue recognized from non-cancelable, multi-year orders in which fees increase annually but for which we are not contractually able to invoice until a future period, which were $17 million and $15 million as of April 30, 2020 and January 31, 2020, respectively.

Veeva Systems Inc. | Form 10-Q	9

New Accounting Pronouncements Adopted in Fiscal 2021
Cloud Computing Arrangements
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (Topic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. We adopted this standard on a prospective basis as of February 1, 2020 and it did not have a material impact on our condensed consolidated financial statements.
Credit Losses
In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, including subsequent amendments, regarding “Measurement of Credit Losses on Financial Instruments” (Topic 326), which modifies the accounting methodology for most financial instruments. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. For trade receivables and other financial assets, we are required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. We adopted this standard on a modified retrospective basis as of February 1, 2020. The adoption of this standard did not result in any cumulative effect adjustment on our condensed consolidated financial statements.
Note 2. Acquisitions
Crossix
On November 1, 2019, we acquired 100% ownership of Crossix in exchange for total consideration of $428 million, which includes the impact of adjustments to purchase price associated with the cash and net working capital of the acquired entity at close. In addition, we granted certain Crossix employees equity retention awards valued at approximately $120 million in the aggregate, which will be expensed as share-based compensation over the remaining service period. Crossix brings Veeva additional depth in patient data and data analytics, and we are integrating Crossix with our Veeva CRM and OpenData products.
The following unaudited pro forma information presents the combined results of operations for the periods presented as if the acquisition had been completed on February 1, 2019, the beginning of the comparable prior annual reporting period. The unaudited pro forma results include the amortization associated with estimates for the purchased intangible assets and stock-based compensation expense associated with the retention awards granted.
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

Three months ended April 30, 2019
(Unaudited)
Pro forma revenues	$260,351
Pro forma net income	$67,818
Pro forma net income per share:
Basic	$0.46
Diluted	$0.43

10	Veeva Systems Inc. | Form 10-Q

Physicians World
On November 7, 2019, we completed our acquisition of Physicians World in exchange for total cash consideration of $41 million, which includes the impact of adjustments to purchase price associated with the cash and net working capital of the acquired entity at close. In addition, we granted certain Physicians World employees equity retention awards valued at approximately $15 million in the aggregate. Acquiring Physicians World makes it easier for our customers to get industry leading cloud software and services from a single vendor.
Pro forma results of operations have not been presented for the three months ended April 30, 2019 because the effect of this acquisition was not material to our condensed consolidated financial statements.
Note 3. Short-Term Investments
At April 30, 2020, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$11,600	$38	$(55)	$11,583
Asset-backed securities	104,406	476	(162)	104,720
Commercial paper	37,028	47	(24)	37,051
Corporate notes and bonds	270,889	2,283	(410)	272,762
Foreign government bonds	4,803	32	(35)	4,800
U.S. agency obligations	4,999	3	—	5,002
U.S. treasury securities	222,201	2,080	—	224,281
Total available-for-sale securities	$655,926	$4,959	$(686)	$660,199

At January 31, 2020, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$3,500	$3	$—	$3,503
Asset-backed securities	100,419	396	(1)	100,814
Commercial paper	19,965	5	(1)	19,969
Corporate notes and bonds	234,664	1,552	(2)	236,214
Foreign government bonds	3,397	10	—	3,407
U.S. treasury securities	245,509	599	—	246,108
Total available-for-sale securities	$607,454	$2,565	$(4)	$610,015

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	April 30, 2020	January 31, 2020
Due in one year or less	$282,638	$247,592
Due in greater than one year	377,561	362,423
Total	$660,199	$610,015

Veeva Systems Inc. | Form 10-Q	11

The following table shows the fair values of these available-for-sale securities, some of which have been in an unrealized loss position for more than 12 months, aggregated by investment category as of April 30, 2020 (in thousands):

	Fair value	Gross unrealized losses
Certificates of deposits	$7,945	$(55)
Asset-backed securities	19,765	(162)
Commercial paper	10,609	(24)
Corporate notes and bonds	56,364	(410)
Foreign government bonds	3,545	(35)

The following table shows the fair values of these available-for-sale securities, some of which have been in an unrealized loss position for more than 12 months, aggregated by investment category as of January 31, 2020 (in thousands):

	Fair value	Gross unrealized losses
Asset-backed securities	$2,623	$(1)
Commercial paper	5,589	(1)
Corporate notes and bonds	9,105	(2)

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the the high credit quality of our investments. We intend to hold our securities to maturity and it is unlikely that they would be sold before their cost bases are recovered.
Note 4. Deferred Costs
Deferred costs, which consist primarily of deferred sales commissions, were $34 million and $36 million as of April 30, 2020 and January 31, 2020, respectively. Amortization expense for the deferred costs included in sales and marketing expenses in the condensed consolidated statements of comprehensive income was $5 million for both the three months ended April 30, 2020 and 2019. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 5. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	April 30, 2020	January 31, 2020
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	22,392
Equipment and computers	10,871	11,066
Furniture and fixtures	12,807	12,849
Leasehold improvements	9,369	9,385
Construction in progress	645	386
	80,108	80,102
Less accumulated depreciation	(27,222)	(25,350)
Total property and equipment, net	$52,886	$54,752

Total depreciation expense was $2 million for both the three months ended April 30, 2020 and 2019. Land is not depreciated.
Note 6. Goodwill and Intangible Assets
Goodwill as of April 30, 2020 and January 31, 2020 was $439 million for both periods presented.
The following schedule presents the details of intangible assets as of April 30, 2020 (dollar amounts in thousands):

	April 30, 2020
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$26,380	$(5,737)	20,643	5.5
Customer relationships	111,443	(20,272)	91,171	8.7
Trade name/Trademarks	13,900	(1,426)	12,474	4.4
Other intangibles	22,947	(17,832)	5,115	5.3
	$174,670	$(45,267)	129,403

The following schedule presents the details of intangible assets as of January 31, 2020 (dollar amounts in thousands):

	January 31, 2020
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$26,380	$(4,808)	21,572	5.8
Customer relationships	111,443	(17,575)	93,868	9.0
Trade name/Trademarks	13,900	(720)	13,180	4.7
Other intangibles	22,947	(16,966)	5,981	5.0
	$174,670	$(40,069)	134,601

Amortization expense associated with intangible assets was $5 million and $2 million for the three months ended April 30, 2020 and 2019, respectively.

12	Veeva Systems Inc. | Form 10-Q

As of April 30, 2020, the estimated amortization expense for intangible assets, for the next five years and thereafter is as follows (in thousands):

Period	Estimated amortization expense

Remaining for Fiscal 2021	$14,396
Fiscal 2022	18,397
Fiscal 2023	18,342
Fiscal 2024	18,160
Fiscal 2025	17,417
Thereafter	42,691
Total	$129,403

Note 7. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	April 30, 2020	January 31, 2020
Accrued commissions	$5,868	$8,951
Accrued bonus	3,853	4,329
Accrued vacation	4,960	3,921
Payroll tax payable	10,236	7,353
Accrued other compensation and benefits	2,147	1,065
Total accrued compensation and benefits	$27,064	$25,619
Accrued fees payable to salesforce.com	6,059	5,787
Marketing event accruals	3,945	1,132
Taxes payable	3,452	4,914
Accrued third-party professional services subcontractors' fees	1,429	1,338
Other accrued expenses	8,520	8,449
Total accrued expenses and other current liabilities	$23,405	$21,620

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of April 30, 2020 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$307,042	$—	$307,042
Certificates of deposits	—	150,000	150,000
Commercial paper	—	7,496	7,496
Corporate notes and bonds	—	2,229	2,229
Short-term investments:
Certificates of deposits	—	11,583	11,583
Asset-backed securities	—	104,720	104,720
Commercial paper	—	37,051	37,051
Corporate notes and bonds	—	272,761	272,761
Foreign government bonds	—	4,800	4,800
U.S. agency obligations	—	5,002	5,002
U.S. treasury securities	—	224,281	224,281
Foreign currency derivative contracts	—	13	13
Total	$307,042	$819,936	$1,126,978
Liabilities
Foreign currency derivative contracts	—	74	74
Total	$—	$74	$74

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

14	Veeva Systems Inc. | Form 10-Q

Balance Sheet Hedges
We enter into foreign currency forward contracts (the “Forward Contracts”) in order to hedge our foreign currency exposure. We account for derivative instruments at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. The realized foreign currency gains we recognized for both the three months ended April 30, 2020 and 2019 was immaterial.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	April 30, 2020	January 31, 2020
Notional amount of foreign currency derivative contracts	$10,005	$7,304
Fair value of foreign currency derivative contracts	10,065	7,271

Details on outstanding balance sheet hedges are presented below as of the date shown below (in thousands):

Derivatives not designated as hedging instruments	Balance sheet location	April 30, 2020	January 31, 2020
Derivative Assets
Foreign currency derivative contracts	Prepaid expenses and other current assets	$13	$75
Derivative Liabilities
Foreign currency derivative contracts	Accrued expenses	$74	$42

Note 9. Income Taxes
For the three months ended April 30, 2020 and 2019, our effective tax rates were 4.8% and 5.0%, respectively. During the three months ended April 30, 2020 as compared to the prior year period, our effective tax rate decreased primarily due to the increase in excess tax benefits related to equity compensation, partially offset by reduced tax credits. We recognized such excess tax benefits in our provision for income taxes of $20 million and $14 million for the three months ended April 30, 2020 and 2019, respectively.
In addition, in response to the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), was signed into law on March 27, 2020. We have determined that the CARES Act did not have a material impact on our provision for income taxes for the three months ended April 30, 2020, and we do not expect it to have a material impact on our provision for income taxes for the year ending January 31, 2021.
Note 10. Deferred Revenue and Performance Obligations
Of the beginning deferred revenue balance for the respective periods, we recognized $192 million and $146 million of subscription services revenue during the three months ended April 30, 2020 and 2019, respectively. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was immaterial.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. We applied the practical expedient in accordance with ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) to exclude the amounts related to professional services contracts as these contracts generally have a remaining duration of one year or less. Revenue from remaining performance obligations for professional services contracts as of April 30, 2020 was immaterial.
As of April 30, 2020, approximately $913 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately 79% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Veeva Systems Inc. | Form 10-Q	15

Note 11. Leases
We have operating and finance leases for corporate offices, data centers, and certain equipment. Our leases have various expiration dates through 2030, some of which include options to extend the leases for up to nine years. Additionally, we are the sublessor for certain office space. Our sublease income for the three months ended April 30, 2020 was immaterial. We did not have any sublease income for the three months ended April 30, 2019.
For the three months ended April 30, 2020 and 2019, our operating lease expense was $3 million and $2 million, respectively. Our finance lease expense was immaterial for both the three months ended April 30, 2020 and 2019.
Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended April 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,563	$1,507
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$306	$941

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	As of April 30, 2020	As of January 31, 2020
Operating Leases
Lease right-of-use-assets	$46,923	$49,132
Lease liabilities	$9,114	$8,960
Lease liabilities, noncurrent	42,344	44,453
Total operating lease liabilities	$51,458	$53,413
Finance Leases
Property and equipment, at cost	$1,674	$1,761
Accumulated depreciation	(1,569)	(1,320)
Property and equipment, net	$105	$441
Lease liabilities	$1,013	$1,054
Lease liabilities, noncurrent	86	362
Total finance lease liabilities	$1,099	$1,416
Weighted Average Remaining Lease Term
Operating leases	7.0 years	7.1 years
Finance leases	1.1 years	1.3 years
Weighted Average Discount Rate
Operating leases	4.2%	4.3%
Finance leases	4.3%	4.3%

As of April 30, 2020, remaining maturities of lease liabilities are as follows (in thousands):

Period	Operating leases	Finance leases
Remaining for Fiscal 2021	$8,150	$778
Fiscal 2022	10,233	346
Fiscal 2023	8,102	—
Fiscal 2024	7,352	—
Fiscal 2025	5,338	—
Thereafter	20,822	—
Total lease payments	59,997	1,124
Less imputed interest	(8,539)	(25)
Total	$51,458	$1,099

16	Veeva Systems Inc. | Form 10-Q

As of April 30, 2020, we have additional operating leases, primarily for office leases, that have not yet commenced of $3 million. These operating leases will commence during the fiscal year ending January 31, 2021 with lease terms of three to five years.
Note 12. Stockholders’ Equity
Stock Option Activity
A summary of stock option activity for the three months ended April 30, 2020 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at January 31, 2020	13,448,026	$40.64	5.4	$1,426,502,005
Options granted	1,264,192	172.55
Options exercised	(645,515)	15.92
Options forfeited/cancelled	(44,252)	84.44
Options outstanding at April 30, 2020	14,022,451	$53.40	5.6	$1,926,725,769
Options vested and exercisable at April 30, 2020	6,759,113	$11.99	3.3	$1,208,620,921
Options vested and exercisable at April 30, 2020 and expected to vest thereafter	14,022,451	$53.40	5.6	$1,926,725,769

The options granted during the three months ended April 30, 2020 reflects grants predominantly made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $68.56 for the three months ended April 30, 2020.
As of April 30, 2020, there was $265 million in unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and 2013 Equity Incentive Plan (2013 EIP). This cost is expected to be recognized over a weighted average period of 3.8 years.
As of April 30, 2020, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
The total intrinsic value of options exercised was approximately $90 million for the three months ended April 30, 2020.
Restricted Stock Units
A summary of restricted stock unit (RSU) activity for the three months ended April 30, 2020 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2020	1,818,622	$95.23
RSUs granted	373,055	171.58
RSUs vested	(289,471)	75.03
RSUs forfeited/cancelled	(29,608)	74.92
Balance at April 30, 2020	1,872,598	$113.90

As of April 30, 2020, there was a total of $196 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years. The total intrinsic value of RSUs vested was $43 million for the three months ended April 30, 2020.
Stock-Based Compensation
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

Veeva Systems Inc. | Form 10-Q	17

	Three months ended April 30,
	2020	2019
Volatility	39% - 41%	41%
Expected term (in years)	6.25 - 7.25	5.75 - 6.35
Risk-free interest rate	0.51% - 1.43%	2.36% - 2.52%
Dividend yield	—%	—%

Note 13. Net Income per Share
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
The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Three months ended April 30,
	2020		2019
	Class A	Class B	Class A	Class B
Basic
Numerator
Net income, basic	$77,777	$8,793	$63,652	$9,797
Denominator
Weighted average shares used in computing net income per share, basic	134,353	15,188	127,139	19,569
Net income per share, basic	$0.58	$0.58	$0.50	$0.50
Diluted
Numerator
Net income, basic	$77,777	$8,793	$63,652	$9,797
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	8,793	—	9,797	—
Reallocation of net income to Class B common stock	—	4,844	—	4,516
Net income, diluted	$86,570	$13,637	$73,449	$14,313
Denominator
Number of shares used for basic EPS computation	134,353	15,188	127,139	19,569
Conversion of Class B to Class A common stock	15,188	—	19,569	—
Effect of potentially dilutive common shares	9,933	9,933	11,202	11,202
Weighted average shares used in computing net income per share, diluted	159,474	25,121	157,910	30,771
Net income per share, diluted	$0.54	$0.54	$0.47	$0.47

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three months ended April 30,
	2020	2019
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	2,386,498	376,944

18	Veeva Systems Inc. | Form 10-Q

Note 14. Commitments and Contingencies
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
On February 18, 2020, IQVIA filed a motion for sanctions against Veeva, seeking default judgment and dismissal and, in the alternative, a negative inference at trial. Veeva responded to the motion on May 14, 2020. The court has referred the motion to the Special Master appointed to assist the court with discovery and pretrial disputes.
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

Veeva Systems Inc. | Form 10-Q	19

On March 24, 2020, we amended our complaint in the Veeva Nitro Action to include allegations of IQVIA’s anticompetitive conduct as to additional Veeva software applications, such as Veeva Andi, Veeva Align, and Veeva Vault MedComms; additional examples of IQVIA’s monopolistic behavior against Veeva Nitro; IQVIA’s unlawful access of Veeva’s proprietary software products; and a request for declaratory relief. IQVIA answered the amended complaint on May 22, 2020.
The parties have consented to consolidation of the IQVIA Declaratory Action and the Veeva Nitro Action. The court has not yet entered an order consolidating the two actions.
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
Discovery is now completed. On April 24, 2020, Medidata filed a motion for partial summary judgment on its claims for trade secret misappropriation as well as several of Veeva’s affirmative defenses. On May 15, 2020, we filed a motion for summary judgment on all of Medidata’s claims. Briefing on the parties’ cross-motions will be completed by June 17, 2020. No trial date has been set.
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
Value-Added Reseller Agreement
We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce1 Platform in combination with our developed technology to deliver certain of our multichannel CRM applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met our first minimum order requirement commitment of $250 million, and as of April 30, 2020, we remained obligated to pay fees of at least $120 million prior to September 1, 2025 in connection with this agreement.

20	Veeva Systems Inc. | Form 10-Q

Note 15. Revenues by Product
Our industry cloud solutions are grouped into two key product areas—Veeva Commercial Cloud and Veeva Vault. Veeva Commercial Cloud is a suite of multichannel CRM applications, territory allocation and alignment applications, master data management applications, customer reference and key opinion leader data, data analytics, and other related services. Veeva Vault is a unified suite of cloud-based, enterprise content and data management applications.
Total revenues consist of the following (in thousands):

	Three months ended April 30,
	2020	2019
Subscription services
Veeva Commercial Cloud	$142,577	$105,796
Veeva Vault	127,658	92,319
Total subscription services	$270,235	$198,115
Professional services
Veeva Commercial Cloud	$27,376	$17,221
Veeva Vault	39,495	29,416
Total professional services	$66,871	$46,637
Total revenues	$337,106	$244,752

Note 16. Information about Geographic Areas
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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended April 30,
	2020	2019
Revenues by geography
North America	$195,657	$132,131
Europe	89,422	70,374
Asia Pacific	42,292	34,368
Rest of world(1)	9,735	7,879
Total revenues	$337,106	$244,752

_________________________________________________________

(1)	Middle East, Africa, and Latin America
Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	April 30,	January 31,
	2020	2020
Long-lived assets by geography
North America	$46,536	$51,334
Europe and rest of world	1,756	2,077
Asia Pacific	4,594	1,341
Total long-lived assets	$52,886	$54,752

Veeva Systems Inc. | Form 10-Q	21

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our solutions are designed to meet the unique needs of our customers and their most strategic business functions—from research and development to commercialization. Our solutions are designed to help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. For a more detailed description of our business and products as of January 31, 2020, please see our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed on March 30, 2020.
On November 1, 2019, we completed our acquisition of Crossix, a provider of privacy-safe patient data and data analytics. Crossix brings Veeva additional depth in patient data and data analytics, and we are integrating Crossix with our Veeva CRM and OpenData products. Further, on November 7, 2019, we completed our acquisition of Physicians World, a provider of speakers bureau services for healthcare professionals. Acquiring Physicians World makes it easier for our customers to get industry leading cloud software and services from a single vendor. While we expect these acquisitions to support the continued growth of our Commercial Cloud solutions, we may encounter difficulties integrating these businesses and we may not retain existing Crossix and Physicians World customers and key Crossix and Physicians World employees to the extent we expect, which could adversely affect our business.
In our fiscal year ended January 31, 2020, we derived approximately 52% and 48% of our subscription services revenues and 49% and 51% of our total revenues from our Veeva Commercial Cloud solutions and Veeva Vault solutions, respectively. For the three months ended April 30, 2020, we derived approximately 53% and 47% of our subscription services revenues and 50% and 50% of our total revenues from our Veeva Commercial Cloud solutions and Veeva Vault solutions, respectively. The contribution of subscription services revenues and total revenues associated with our Veeva Vault solutions are expected to continue to increase as a percentage of subscription services revenues and total revenues in the future. Please note that revenues attributable to our Crossix and Physicians World businesses will be classified under Veeva Commercial Cloud, which will, therefore, impact the mix of revenues between Veeva Commercial Cloud and Veeva Vault. We also offer certain of our Veeva Vault solutions to three industries outside the life sciences industry primarily in North America and Europe.
For our fiscal years ended January 31, 2020, 2019, and 2018, our total revenues were $1,104 million, $862 million and $691 million, respectively, representing year-over-year growth in total revenues of 28% in fiscal year ended January 31, 2020 and 25% in fiscal year ended January 31, 2019. For our fiscal years ended January 31, 2020, 2019, and 2018, our subscription services revenues were $896 million, $695 million, and $559 million, respectively, representing year-over-year growth in subscription services revenues of 29% in fiscal year ended January 31, 2020 and 24% in fiscal year ended January 31, 2019. We expect the growth rate of our total revenues and subscription services revenues to decline in the future. We generated net income of $301 million, $230 million, and $151 million for our fiscal years ended January 31, 2020, 2019, and 2018, respectively.

22	Veeva Systems Inc. | Form 10-Q

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
For the three months ended April 30, 2020 and 2019, our total revenues were $337 million and $245 million, respectively, representing period-over-period growth in total revenues of 38%. For the three months ended April 30, 2020 and 2019, our subscription services revenues were $270 million and $198 million, respectively, representing period-over-period growth in subscription services revenues of 36%. We generated net income of $87 million and $73 million for the three months ended April 30, 2020 and 2019, respectively.
Impact of the COVID-19 Pandemic
The World Health Organization has declared the outbreak of COVID-19, which began in December 2019, to be a pandemic. The pandemic has had and continues to have a widespread and unpredictable worldwide impact on our business operations, the life sciences industry, healthcare systems, financial markets, and the global economy. The extent of the impact of COVID-19 on our operational and financial performance is uncertain and will depend on future developments, including the duration and spread of the outbreak, government responses to the pandemic, the impact on our customers, the impact on our employees , the extent of further adverse impacts to the economy, and the scale and pace of economic recovery and resumption of normal business activities, all of which are uncertain and cannot be predicted.
In response to the COVID-19 outbreak, we have shifted most of our customer, employee, and industry events to virtual-only experiences for the remainder of our fiscal year ending January 31, 2021. We have also imposed employee travel restrictions and, as of the time of this filing, have required employees in all but a few international locations to work from home. Many of our customers have implemented similar measures, which may limit our ability to sell or provide professional services to them. Customers have and may continue to delay or cancel purchasing decisions or projects in light of uncertainties to their businesses arising from COVID-19. For example, our Crossix and Physicians World businesses have been negatively impacted by COVID-19 and sales to certain of our customer segments are likely to be negatively impacted as well, including sales to pre-commercial life sciences companies, contract research organizations, medical device and cosmetics companies. We are also currently allowing customers to use of one of our products, Veeva CRM Engage Meeting, free of charge to facilitate the ability for life sciences personnel to meet remotely with healthcare professionals and we may not receive meaningful revenue from sales of this product in the current fiscal year. We may also experience requests from customers for lengthened payment terms or less favorable billing terms that could adversely impact our financial performance. Due to our subscription-based business model, the effect of COVID-19, and any impact to our sales efforts, may not be fully reflected in our results of operations until future periods, if at all.
At the same time, COVID-19 has necessitated the adoption of digital communication channels and remote working technology within the life sciences industry at a rapid pace. This transition has accelerated the use and adoption of certain of our applications, including Veeva CRM Engage Meeting and Veeva CRM Approved Email, and that may continue in the future with respect to these and other of our Veeva Commercial Cloud and Veeva Vault solutions that enable remote interactions. The duration of this trend and the extent to which increased use of such solutions will continue over the long term, however, is uncertain.

Veeva Systems Inc. | Form 10-Q	23

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
We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and subscription or license fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training, and managed services related to our solutions. For the three months ended April 30, 2020, subscription services revenues constituted 80% of total revenues and professional services and other revenues constituted 20% of total revenues.
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
With respect to applications other than our core Veeva CRM application and particularly with respect to our Veeva Vault applications, we have entered into a number of orders that are several years in duration, ranging from two to eight years. The fees associated with such orders are typically not based on the number of end-users and typically escalate over the term of such orders at a pre-agreed rate to account for, among other factors, implementation and adoption timing and planned increased usage by the customer. There are timing differences between billings and revenue recognition with respect to certain of our multi-year orders with escalating fees which will result in fluctuations in deferred revenue and unbilled accounts receivable balances that did not occur prior to our adoption of Topic 606. For instance, when the amounts we are entitled to invoice in any period pursuant to multi-year orders with escalating fees are less than the revenue we are required to recognize pursuant to Topic 606, we will accrue an unbilled accounts receivable balance (a contract asset) related to such orders. In the same scenario, the net deferred revenue we would record in connection with such orders will be less than it would have been prior to the adoption of Topic 606 because we will be recognizing more revenue earlier in the term of such multi-year orders.
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

24	Veeva Systems Inc. | Form 10-Q

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
Cost of Revenues
Cost of subscription services revenues for all of our solutions consists of expenses related to our computing infrastructure provided by third parties, including salesforce.com and Amazon Web Services, personnel related costs associated with hosting our subscription services and providing support, including our data stewards, data acquisition costs, expenses associated with computer equipment and software, allocated overhead, and amortization expense associated with purchased intangibles related to our subscription services. We intend to continue to invest additional resources in our subscription services to enhance our product offerings and increase our delivery capacity. We may add or expand computing infrastructure capacity in the future, migrate to new computing infrastructure service providers, make additional investments in the availability and security of our solutions, and make continued investments in data sources.
Cost of professional services and other revenues consists primarily of employee-related expenses associated with providing these services. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscription services due to the direct labor costs and costs of third-party subcontractors.
Operating Expenses
Research and Development. Research and development expenses consist primarily of employee-related expenses, third-party consulting fees, and hosted infrastructure costs. We continue to focus our research and development efforts on adding new features and applications and increasing the functionality and enhancing the ease of use of our cloud-based applications.
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

Veeva Systems Inc. | Form 10-Q	25

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
New Accounting Pronouncements Adopted in Fiscal 2021
Refer to note 1 of the notes to our condensed consolidated financial statements for a full description of the recent accounting pronouncements adopted during the fiscal year ending January 31, 2021.
Recent Accounting Pronouncements
Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, regarding ASC Topic 740 “Income Taxes,” which simplifies certain aspects of accounting for income taxes. The guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the timing and impact of the adoption of this standard on our consolidated financial statements.

26	Veeva Systems Inc. | Form 10-Q

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended April 30,
	2020	2019
	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$270,235	$198,115
Professional services and other	66,871	46,637
Total revenues	337,106	244,752
Cost of revenues(1):
Cost of subscription services	43,212	30,378
Cost of professional services and other	51,668	35,125
Total cost of revenues	94,880	65,503
Gross profit	242,226	179,249
Operating expenses(1):
Research and development	62,237	44,973
Sales and marketing	55,755	39,617
General and administrative	36,669	23,490
Total operating expenses	154,661	108,080
Operating income	87,565	71,169
Other income, net	3,414	6,161
Income before income taxes	90,979	77,330
Provision for income taxes	4,409	3,881
Net income	86,570	73,449

________________________________________

(1)	Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,019	$385
Cost of professional services and other	5,074	2,978
Research and development	11,401	6,325
Sales and marketing	8,192	5,152
General and administrative	11,221	5,916
Total stock-based compensation	$36,907	$20,756

Revenues

	Three months ended April 30,
	2020	2019	% Change
	(dollars in thousands)
Revenues:
Subscription services	$270,235	$198,115	36%
Professional services and other	66,871	46,637	43
Total revenues	$337,106	$244,752	38
Percentage of revenues:
Subscription services	80%	81%
Professional services and other	20	19
Total revenues	100%	100%

Veeva Systems Inc. | Form 10-Q	27

Total revenues for the three months ended April 30, 2020 increased $92 million, of which $72 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $35 million of subscription services revenue attributable to Veeva Vault solutions and $37 million of subscription services revenue attributable to Veeva Commercial Cloud solutions, which includes the contribution from Crossix. The geographic mix of subscription services revenues was 57% from North America and 26% from Europe for the three months ended April 30, 2020 as compared to subscription services revenues of 53% from North America and 27% from Europe for the three months ended April 30, 2019. Subscription services revenues were 80% of total revenues for the three months ended April 30, 2020, compared to 81% of total revenues for the three months ended April 30, 2019.
Professional services and other revenues for the three months ended April 30, 2020 increased $20 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions, and, to a lesser extent, professional services revenues associated with our acquired businesses. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our Veeva Vault solutions. The geographic mix of professional services and other revenues was 63% from North America and 30% from Europe for the three months ended April 30, 2020 as compared to 58% from North America and 34% from Europe for the three months ended April 30, 2019.
Over time, we expect the proportion of our total revenues from professional services to decrease.
Costs and Expenses

	Three months ended April 30,
	2020	2019	% Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$43,212	$30,378	42%
Cost of professional services and other	51,668	35,125	47
Total cost of revenues	$94,880	$65,503	45
Gross margin percentage:
Subscription services	84%	85%
Professional services and other	23	25
Total gross margin percentage	72%	73%
Gross profit	$242,226	$179,249	35%

Cost of revenues for the three months ended April 30, 2020 increased $29 million, of which $13 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase of $4 million in data acquisition costs related to the acquired business of Crossix. There was an increase of $3 million in employee compensation-related costs (includes an increase of $1 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. Additionally, there was an increase of $2 million in computing infrastructure costs and an increase of $2 million in fees paid to salesforce.com, driven by an increase in the number of end users of our subscription services. We expect cost of subscription services revenues to increase in absolute dollars in the near term due to increased usage of our subscription services.
Cost of professional services and other for the three months ended April 30, 2020 increased $17 million, primarily due to a $13 million increase in employee compensation-related costs (includes an increase of $2 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. There was an additional $1 million increase in third-party subcontractor costs associated with the acquired business of Physicians World. We expect cost of professional services and other to increase in absolute dollars in the near term as we add personnel to our global professional services organization.
Gross margin for the three months ended April 30, 2020 and 2019 was 72% and 73%, respectively. The decrease compared to the prior period is largely due to the products of our acquired businesses, which have lower gross margins than our core products.

28	Veeva Systems Inc. | Form 10-Q

We expect gross margin to decrease in the fiscal year ending January 31, 2021 due to the dilutive impact from our acquired businesses, which we expect to be partially offset by growth of our Vault products, which have a higher gross margin profile relative to our core CRM product.
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
Research and Development

	Three months ended April 30,
	2020	2019	% Change
	(dollars in thousands)
Research and development	$62,237	$44,973	38%
Percentage of total revenues	18%	18%

Research and development expenses for the three months ended April 30, 2020 increased $17 million, primarily due to an increase of $14 million in employee compensation-related costs (includes an increase of $5 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. The expansion of our headcount in research and development is to support development work for the increased number of products that we offer or may offer in the future.
We expect research and development expenses to increase in absolute dollars and may increase as a percentage of revenue in the near term, primarily due to higher headcount as we continue to invest in our solutions and develop new technologies and as we experience the full impact of additional research and development headcount and expenses associated with our acquired businesses.
Sales and Marketing

	Three months ended April 30,
	2020	2019	% Change
	(dollars in thousands)
Sales and marketing	$55,755	$39,617	41%
Percentage of total revenues	17%	16%

Sales and marketing expenses for the three months ended April 30, 2020 increased $16 million, primarily due to an increase of $12 million in employee compensation-related costs (includes an increase of $3 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. There was an additional net increase of $1 million in marketing costs primarily related to the cancellation of marketing events due to concerns over COVID-19.
We expect sales and marketing expenses to continue to grow in absolute dollars in the near term, primarily due to employee-related expenses as we increase our headcount, to support our sales and marketing efforts associated with our newer solutions and our continued expansion of our sales capacity across all our solutions, and as we experience the full impact of additional sales and marketing headcount and expenses associated with our acquired businesses.

Veeva Systems Inc. | Form 10-Q	29

General and Administrative

	Three months ended April 30,
	2020	2019	% Change
	(dollars in thousands)
General and administrative	$36,669	$23,490	56%
Percentage of total revenues	11%	10%

General and administrative expenses for the three months ended April 30, 2020 increased $13 million, primarily due to an increase of $9 million in employee compensation-related costs (includes an increase of $5 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. There was an additional increase of $2 million in legal fees related to litigation activity during the period and an increase of $1 million related to accounting, tax, and compliance fees.
We expect general and administrative expenses to continue to grow in absolute dollars in the near term as a result of employee-related expense as we increase our headcount, and as we continue to invest in our business and infrastructure. Such business and infrastructure costs include increases in third-party fees, particularly in relation to the matters described in note 14 of the notes to our condensed consolidated financial statements, and headcount in our finance, legal, and employee success functions.
Other Income, Net

	Three months ended April 30,
	2020	2019	% Change
	(dollars in thousands)
Other income, net	$3,414	$6,161	(45)%

Other income, net for the three months ended April 30, 2020 decreased $3 million, primarily due to $1 million in net amortization of investments. There was an additional decrease in interest and other income of $1 million driven by lower interest rates. In addition, there was an increase in foreign currency losses of $1 million from the prior period, which includes gains and losses from the underlying foreign currency exposures partially offset by hedge positions.
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
Provision for Income Taxes

	Three months ended April 30,
	2020	2019	% Change
	(dollars in thousands)
Income before income taxes	$90,979	$77,330	18%
Provision for income taxes	4,409	3,881	14%
Effective tax rate	4.8%	5.0%

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

30	Veeva Systems Inc. | Form 10-Q

For the three months ended April 30, 2020 and 2019, our effective tax rates were 4.8% and 5.0%, respectively. During the three months ended April 30, 2020 as compared to the prior year period, our effective tax rate decreased primarily due to the increase in excess tax benefits related to equity compensation, partially offset by reduced tax credits. We recognized such tax benefits in our provision for income taxes of $20 million and $14 million for the three months ended April 30, 2020 and 2019, respectively.
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

•
Income tax effects on the difference between GAAP and non-GAAP costs and expenses. The income tax effects that are excluded relate to the imputed tax impact on the difference between GAAP and non-GAAP costs and expenses due to stock-based compensation and purchased intangibles for GAAP and non-GAAP measures.

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

Veeva Systems Inc. | Form 10-Q	31

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended April 30,
	2020	2019
Operating income on a GAAP basis	$87,565	$71,169
Stock-based compensation expense	36,907	20,756
Amortization of purchased intangibles	5,215	1,570
Operating income on a non-GAAP basis	$129,687	$93,495
Net income on a GAAP basis	$86,570	$73,449
Stock-based compensation expense	36,907	20,756
Amortization of purchased intangibles	5,215	1,570
Income tax effect on non-GAAP adjustments(1)	(23,542)	(17,047)
Net income on a non-GAAP basis	$105,150	$78,728
Diluted net income per share on a GAAP basis	$0.54	$0.47
Stock-based compensation expense	0.23	0.13
Amortization of purchased intangibles	0.04	—
Income tax effect on non-GAAP adjustments(1)	(0.15)	(0.11)
Diluted net income per share on a non-GAAP basis	$0.66	$0.49

_________________________________________________________

(1)	For the three months ended April 30, 2020 and 2019, we used an estimated annual effective non-GAAP tax rate of 21.0%.
Liquidity and Capital Resources

	Three months ended April 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$282,172	$236,289
Net cash provided by (used in) investing activities	(48,209)	(41,542)
Net cash provided by financing activities	9,533	3,142
Effect of exchange rate changes on cash and cash equivalents	548	(702)
Net change in cash and cash equivalents	$244,044	$197,187

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. As of April 30, 2020, our cash, cash equivalents, and short-term investments totaled $1.4 billion, of which $41 million represented cash and cash equivalents held outside of the United States.
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

32	Veeva Systems Inc. | Form 10-Q

We have financed our operations primarily through cash generated from operations. We believe our existing cash, cash equivalents, and short-term investments generated from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing for those arrangements or for other reasons. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
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
Net cash provided by operating activities was $282 million for the three months ended April 30, 2020 compared to $236 million for the three months ended April 30, 2019. The increase in operating cash flow was primarily due to increased sales and the related cash collections.
The cash flows from operating activities for the three months ended April 30, 2020 represent a significant portion of the cash flows from operating activities that we expect for the remainder of the fiscal year ending January 31, 2021. As a result, we expect cash flows from operating activities to be substantially less in future quarterly periods during this fiscal year.
Cash Flows from Investing Activities
The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Net cash provided by investing activities was $48 million for the three months ended April 30, 2020 compared to $42 million for the three months ended April 30, 2019. The increase in cash used in investing activities was mainly due to a $9 million increase in net purchases of investments and a $2 million decrease in capital expenditures.
We expect our cash flows from investing activities for the fiscal quarter ending January 31, 2020 to include cash used for our recent acquisitions of businesses.
Cash Flows from Financing Activities
The cash flows from financing activities relate to stock option exercises.
Net cash provided by financing activities was $10 million for the three months ended April 30, 2020 compared to $3 million for the three months ended April 30, 2019, primarily related to an increase in proceeds from employee stock option exercises due to increased stock option activity during the period.

Veeva Systems Inc. | Form 10-Q	33

Commitments
Our principal commitments consist of obligations for minimum payment commitments to salesforce.com and leases for office space and data centers. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met our first minimum order commitment of $250 million and have a remaining purchase commitment of $120 million, as of April 30, 2020, that must be made by September 1, 2025.
As of April 30, 2020, the future non-cancelable minimum payments under these commitments were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Salesforce.com commitments	$119,929	$6,831	—	—	$113,098
Operating lease obligations	59,997	8,150	18,335	12,690	20,822
Finance lease obligations	1,124	778	346	—	—
Total	$181,050	$15,759	$18,681	$12,690	$133,920

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
There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2020 as compared to the those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

34	Veeva Systems Inc. | Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Japanese Yen, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement of our foreign currency monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For both the three months ended April 30, 2020 and 2019, we had foreign currency losses of $1 million.
We have experienced and will continue to experience fluctuations in our net income as a result of gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We engage in the hedging of our foreign currency transactions as described in note 8 of the notes to our condensed consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar.
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $1.4 billion as of April 30, 2020. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, foreign government bonds, and agency mortgage-backed securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 200-basis points in interest rates would have resulted in a $11 million market value reduction in our investment portfolio as of April 30, 2020. An immediate decrease of 200-basis points in interest rates would have increased the market value by $5 million as of April 30, 2020. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Veeva Systems Inc. | Form 10-Q	35

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

36	Veeva Systems Inc. | Form 10-Q

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we may be involved in legal proceedings and subject to claims incident to the ordinary course of business. For information regarding certain current legal proceedings, see note 14 of the notes to our condensed consolidated financial statements, which is incorporated herein by reference.
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
On October 31, 2019, as to Veeva's claims against IQVIA, the trial court's earlier dismissal was reversed by the court of appeals and the case was reassigned to a new trial court judge. On February 26, 2020, IQVIA answered our complaint.  The court has not yet held hearings or ruled on these motions.
On December 3, 2019, IQVIA filed an action against Veeva and a former employee in the United States District Court for the District of Maryland entitled IQVIA Inc. v. Kahn, et. al., Case No. 8:19-cv-03462-DKC. This case alleges that Veeva’s California lawsuit (and California law generally outlawing contracts in restraint of trade) violate the United States Constitution’s Commerce Clause to the extent it applies to persons and companies not located within the geographic boundaries of the State of California, even if they do business in California or there is nexus to California. The case also alleges state law contract and tort claims arising from Veeva’s employment of an employee whom IQVIA contends is its former employee. On May 5, 2020, the District Court granted Veeva’s motion to dismiss this case for lack of subject matter jurisdiction.
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

Veeva Systems Inc. | Form 10-Q	37

ITEM 1A.	RISK FACTORS.
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
The worldwide outbreak of COVID-19 may negatively impact our business and our stock price.
The World Health Organization has declared the outbreak of COVID-19, which began in December 2019, to be a pandemic. The pandemic has had and continues to have a widespread and unpredictable worldwide impact on our business operations, the life sciences industry, healthcare systems, financial markets, and the global economy. The extent of the impact of COVID-19 on our operational and financial performance is uncertain and will depend on future developments, including the duration and spread of the outbreak, government responses to the pandemic, the impact on our customers , the impact on our employees, the extent of further adverse impacts to the economy, and the scale and pace of economic recovery and resumption of normal business activities, all of which are uncertain and cannot be predicted.
In response to the COVID-19 outbreak, we have shifted most of our customer, employee, and industry events to virtual-only experiences for the remainder of our fiscal year ending January 31, 2021. We have also imposed employee travel restrictions and, as of the time of this filing, have required employees in all but a few international locations to work from home. Many of our customers have implemented similar measures, which may limit our ability to sell or provide professional services to them. Customers have and may continue to delay or cancel purchasing decisions or projects in light of uncertainties to their businesses arising from COVID-19. For example, our Crossix and Physicians World businesses have been negatively impacted by COVID-19 and sales to certain of our customer segments are likely to be negatively impacted as well, including sales to pre-commercial life sciences companies, contract research organizations, medical device and cosmetics companies. We are also currently allowing customers to use of one of our products, Veeva CRM Engage Meeting, free of charge to facilitate the ability for life sciences personnel to meet remotely with healthcare professionals and we may not receive meaningful revenue from sales of this product in the current fiscal year. We may also experience requests from customers for lengthened payment terms or less favorable billing terms that could adversely impact our financial performance. Due to our subscription-based business model, the effect of COVID-19, and any impact to our sales efforts, may not be fully reflected in our results of operations until future periods, if at all.
In addition, the stock market has been unusually volatile during the COVID-19 outbreak and such volatility may continue. To date, during certain periods of the COVID-19 outbreak, our stock price declined significantly, and such declines may happen again.
Risks Related to Our Business
If our security measures are breached or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce the use of or stop using our solutions, and we may incur significant liabilities.
Our solutions involve the storage and transmission of our customers’ proprietary information, including personal or identifying information regarding their employees and the medical professionals whom their sales personnel contact, sensitive proprietary data related to the regulatory submission process for new medical treatments, and other sensitive information, which may include personal health information. In addition, Crossix, which we acquired in November 2019, provides technology that processes third-party health and non-health data for U.S. patients. As a result, unauthorized access or security breaches as a result of third-party action (e.g., cyber-attacks), employee error, product defect, malfeasance, or otherwise could result in the loss of information, inappropriate use of or access to information, service interruption, service degradation, outages, service level credits, litigation, indemnity obligations, damage to our reputation, and other liability. We believe our risk of cyber-attack may be elevated during this time due to an increase in cyber-attack attempts on U.S. businesses generally during the COVID-19 outbreak. While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. Moreover, the detection, prevention, and remediation of known or unknown securities vulnerabilities, including those arising from third-party

38	Veeva Systems Inc. | Form 10-Q

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
Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including solutions we introduced relatively recently and have limited experience selling. It is uncertain whether these newer solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected overall growth. For example, we do not have experience selling our planned and recently announced Data Cloud offering for longitudinal patient and prescriber data or our MyVeeva solution for enabling remote patient interactions for clinical trials, and we have limited experience selling our products to companies outside the life sciences industry. We cannot be certain that we will be successful with respect to newer solutions and markets. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions or to develop other new solutions and make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.

Veeva Systems Inc. | Form 10-Q	39

Our revenues are relatively concentrated within a small number of key customers, and the loss of one or more of such key customers, or their failure to renew or expand user subscriptions, could slow the growth rate of our revenues or cause our revenues to decline.
In our fiscal years ended January 31, 2018, 2019, and 2020, our top 10 customers accounted for 42%, 39%, and 36%, of our total revenues, respectively. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers, which we call "reference selling." The loss of any of our key customers, or a failure of one or more of them to renew or expand user subscriptions for some or all our products, could have a significant impact on the growth rate of our revenues, our reputation, and our ability to obtain new customers. In the event of an acquisition of one of our customers or a business combination between two of our customers, we have in the past and may in the future suffer reductions in user subscriptions or non-renewal of certain or all of their subscription orders. We are also likely to face increasing purchasing scrutiny at the renewal of these large customer subscription orders, which may result in reductions in user subscriptions or increased pricing pressure. The business impact of any of these negative events could be particularly pronounced with respect to our largest customers.
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

40	Veeva Systems Inc. | Form 10-Q

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
We have in the past acquired and may in the future seek to acquire or invest in businesses, solutions or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. For example, in November 2019, we acquired Crossix, a provider of privacy-safe patient data and data analytics, and Physicians World, a provider of speakers bureau services for healthcare professionals. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
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

•
significant changes beyond our control to the worldwide economic environment that could negatively impact our underlying assumptions and expectations for performance of the acquired business, including, for example, the effect of COVID-19 on the Crossix and Physicians World businesses; and

Veeva Systems Inc. | Form 10-Q	41

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
Our sales process entails planning discussions with prospective customers, analyzing their existing solutions and identifying how these potential customers could use and benefit from our solutions. The sales cycle for a new customer, from the time of prospect qualification to the completion of the first sale, may span 12 months or longer. We have limited history selling our newer solutions. As a result, our sales cycle for these applications may be lengthy and difficult to predict. In addition, we have only recently begun selling certain of our Veeva Vault solutions to industries outside life sciences. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will result in the sale of our solutions. In addition, our sales cycle can vary substantially from customer to customer because of various factors, including the discretionary nature of potential customers’ purchasing and budget decisions, the announcement or planned introduction of new solutions by us or our competitors, and the purchasing approval processes of potential customers. If our sales cycle lengthens, including as a result of the COVID-19 pandemic, or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.
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
In our fiscal year ended January 31, 2020, we derived approximately 52% of our subscription services revenues and approximately 49% of our total revenues from our Veeva Commercial Cloud solutions. In the three months ended April 30, 2020, we derived approximately 53% of our subscription services revenues and approximately 50% of our total revenues from our Veeva Commercial Cloud solutions. A significant percentage of the subscription services revenues for our Veeva Commercial Cloud solutions is derived from subscriptions for our core CRM application. We have, however, realized substantial sales penetration of the available market for our core Veeva CRM application among pharmaceutical and biotechnology companies. If we are not able to sell additional user subscriptions for our

42	Veeva Systems Inc. | Form 10-Q

core CRM application or if we fail to renew existing subscriptions for our core CRM application, the growth of our Veeva Commercial Cloud revenues may be negatively impacted.
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
In our fiscal quarter ended April 30, 2020, customers outside North America accounted for approximately 42% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

•
the need and expense to localize and adapt our solutions for specific countries, including translation into foreign languages, and ensuring that our solutions enable our customers to comply with local life sciences industry laws and regulations;

Veeva Systems Inc. | Form 10-Q	43

•	data privacy laws which require that customer data be stored and processed in a designated territory;

•	difficulties in staffing and managing foreign operations, including employee laws and regulations;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles, and collections issues;

•	new and different sources of competition;

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

•
changes in diplomatic relations and trade policy, including the status of relations between the United States and China, and the implementation of or changes to trade sanctions, tariffs, and embargoes;

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

44	Veeva Systems Inc. | Form 10-Q

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

•
Bankruptcy within the life sciences industry—Life sciences companies, and in particular our earlier-stage customers with pre-commercial treatments in clinical trials, may be unsuccessful and may subsequently declare bankruptcy.

•
Changes in market conditions and practices within the life sciences industry—The expiration of key patents, the implications of precision medicine treatments, changes in the practices of prescribing physicians and patients (including the move to digital means of interaction—from wearables to digital pharmacies, among others), changes with respect to payer relationships, the policies and preferences of healthcare professionals and healthcare organizations with respect to the sales and marketing efforts of life sciences companies, changes in the regulation of the sales and marketing efforts and pricing practices of life sciences companies, and other factors, such as the impact of COVID-19, could lead to a significant reduction in sales representatives that use our solutions or otherwise change the demand for our solutions. Changes in public perception regarding the practices of the life sciences industry may result in political pressure to increase the regulation of life sciences companies in one or more of the areas described above, which may negatively impact demand for our solutions.

•
Changes in global economic conditions and changes in the global availability of healthcare treatments provided by the life sciences companies to which we sell—Our business depends on the overall economic

Veeva Systems Inc. | Form 10-Q	45

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
Our customers use our solutions for business activities that are subject to a complex regime of global laws and regulations, including requirements for maintenance of electronic records and electronic signatures (as set forth in 21 CFR Part 11, EU Annex 11, and Japan PFSB Notification No. 0401022), requirements regarding drug sample tracking and distribution (as set forth in 21 CFR Part 203, EU Directive 201/83/EC Article 96), requirements regarding system validations (as set forth in 21 CFR Part 802.75 and 21 CFR Part 211.68), requirements regarding processing of health data (as set forth in 45 CFR Part 164 of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and Article L.111-8 of the French Public Health Code), and other laws and regulations. Our solutions are expected to be capable of use by our customers in compliance with such laws and regulations. Our efforts to provide solutions that comply with such laws and regulations are time-consuming and costly and include validation procedures that may delay the release of new versions of our solutions. As these laws and regulations change over time, we may find it difficult to adjust our solutions to comply with such changes.
In addition, many countries and self-regulatory bodies impose requirements regarding payments and transfers of value from life sciences companies to healthcare professionals. For example, our current and prospective customers may be required to comply with the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, and its implementing regulations (“Sunshine Act”). The Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Our solutions and services targeted at life sciences companies, including, for example, those offered by Physicians World following our November 2019 acquisition, are used by our customers to assist with their reporting obligations under the Sunshine Act. If our solutions and services fail to assist our customers to meet such reporting obligations in a timely and accurate manner, demand for our solutions could decrease, which could adversely affect our business.
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

46	Veeva Systems Inc. | Form 10-Q

Increasingly complex data protection and privacy regulations are burdensome, may reduce demand for our solutions, and non-compliance may impose significant liabilities.
Our customers use our solutions to collect, use, process, store and disclose personal data or identifiable information regarding their employees and the healthcare professionals with whom our customers have contact, and, potentially, personal data (including potentially sensitive data such as health data) regarding patients maintained by our customers pursuant to clinical, regulatory, or quality processes. In many countries, governmental bodies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, processing, storage, and disclosure of personal information, making compliance an increasingly complex task. Furthermore, our business has expanded into new product areas that now trigger the need to comply with additional requirements such as patient data and digital advertising.
For example, in the United States, the U.S. Department of Health and Human Services promulgated privacy and security rules under HIPAA, that cover protected health information ("PHI") by limiting use and disclosure, giving individuals the right to access, amend, and seek accounting of their PHI, and limiting most use and disclosures of their PHI to the minimum amount reasonably necessary to accomplish the intended purposes. Certain of our customers may be either business associates or covered entities under HIPAA. For example, while HIPAA does not apply to pharmaceutical companies or adverse event reporting, some of our customers may be university hospitals that conduct research as well as provide medical care and do not segregate their IT systems, causing them to fall under the HIPAA regulatory regime. Furthermore, we have expanded our offerings to work more directly with clinical research sites who process PHI. Therefore, we must comply with HIPAA to the extent that PHI is introduced into our solutions by our customers and maintain a HIPAA compliance program.
Crossix, which we acquired in November 2019, provides technology that creates analytics derived from de-identified third-party health and consumer data on U.S. residents that life sciences companies use for more targeted and effective measurement of their advertising objectives. All PHI processed by Crossix for its measurement services is certified to satisfy HIPAA’s de-identification standard. Certain states have signed into law or are intending to enact laws regarding requirements on de-identified information, and there is some uncertainty regarding those laws' conformity with the HIPAA de-identification standards. Compliance with state laws could require additional investment and management attention and may subject us to significant liabilities if we do not comply appropriately with new and potentially conflicting regulations.
In addition, in May 2020, Crossix became a member of the Network Advertising Initiative (“NAI”), which requires us to adhere to the NAI’s code of conduct. We also adhere to the Digital Advertising Alliance’s Self-Regulatory Principles for Online Behavioral Advertising by providing enhanced notice, transparency and control of our digital marketing solutions. The NAI code requires us to publicly disclose all standard health-related audience segments and a representative sample of custom audience segments used for tailored advertising, among other technical controls. Adherence to self-regulatory requirements could necessitate additional investment and management attention and may subject us to consequences for non-compliance which could reduce demand for our solutions.
California enacted the California Consumer Privacy Act of 2018 ("CCPA"), which took effect on January 1, 2020 and will be enforceable starting July 1, 2020, and which broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations. We are a service provider and business under CCPA for our software solutions and data products, respectively. The implementing regulations are not yet finalized, and we do not expect final regulations will be approved before October 1, 2020. Therefore, significant uncertainty remains about the consequences of the CCPA on our solutions. Furthermore, if the California Privacy Rights Act (“CPRA”), a new initiative for the November 2020 ballot, passes, it could significantly amend and expand the CCPA and impact our business. If successful, the CPRA would take effect in January 2023. Several other states have signed into law or are intending to enact laws regarding requirements on personal information. These regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management practices and to incur substantial expense in order to comply.
Under European General Data Protection Regulation ("GDPR"), we act as a data controller for our data products, Veeva OpenData and Veeva Oncology Link, and a data processor with respect to our software solutions. Compliance with GDPR and CCPA has and will continue to require valuable management and employee time and resources, and failure to comply with GDPR or CCPA could include severe penalties and could reduce demand for our solutions.
Regarding data transfer, we have self-certified under the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks, and we routinely utilize the EU Standard Contractual Clauses, often also referred to as Model Clauses, to ensure that our

Veeva Systems Inc. | Form 10-Q	47

European customers have the appropriate legal mechanisms in place for their personal data to be accessed within the United States. However, the Privacy Shield Frameworks and the Model Clauses are currently under review by the European Court of Justice, and a decision is expected in the summer of 2020. We have also updated our Privacy Shield commitments to specifically cover personal data from the United Kingdom in order to receive personal data from the United Kingdom in reliance on the EU-U.S. Privacy Shield Framework after the Brexit transition period ends on December 31, 2020. The on-going discussions between the European Commission and the United Kingdom are unclear about whether a workable solution can be reached. Such political uncertainty regarding data transfer may require additional management attention and investment depending on the outcomes.
There is also a trend toward countries enacting data localization or other country specific requirements which are not particularly compatible with the cloud computing model. For example, Russia’s localization law (Federal Law No. 242-FZ) requires that the source of data for Russian nationals collected on Russian territory must be stored in Russia. We are also monitoring the impact of China’s cyber security law and its related implementation rules, which are not yet finalized. Depending on the final enacted implementation rules, localization of certain types of data and restrictions on cross-border transfers may apply. In addition, French law requires that services providers be certified in order to host health data (“hébergeurs de données de santé” or “HDS”) under the Article L.111-8 of the French Public Health Code. Understanding and implementing such country specific certifications on top of our internationally recognized security certifications could require additional investment and management attention and may subject us to significant liabilities if we do not comply with particular requirements.
Customers expect that our solutions can be used in compliance with such laws and regulations. The functional and operational requirements and costs of compliance with such laws and regulations may adversely impact our business, and failure to enable our solutions to comply with such laws and regulations could lead to significant fines and penalties imposed by regulators, as well as claims by our customers or third parties. Additionally, all of these domestic and international legislative and regulatory initiatives could adversely affect our customers’ ability or desire to collect, use, process, store and disclose personal information and health data using our solutions or to license data products from us, which could reduce demand for our solutions.
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

48	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	49

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

50	Veeva Systems Inc. | Form 10-Q

$500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. See note 14 of the notes to our condensed consolidated financial statements for more information about our on-going minimum fee obligation to salesforce.com. We have met our first minimum order commitment of $250 million and have a remaining purchase commitment of $120 million, as of April 30, 2020, that must be made by September 1, 2025. If we are not able to meet the remaining minimum order commitment, the required true-up payments will negatively impact our margins, cash flows, cash balance and financial condition, and our stock price may decline.
We employ third-party licensed software and software components for use in or with our solutions, and the inability to maintain these licenses or the presence of errors or security vulnerabilities in the software we license could limit the functionality of our products and result in increased costs or reduced service levels, which would adversely affect our business.
In addition to our employment of the Salesforce1 Platform through our agreement with salesforce.com, our solutions incorporate or utilize certain third-party software and software components obtained under licenses from other companies. For example, our Veeva CRM Engage Meeting application utilizes a purpose-built partner tool from Zoom Video Communications, Inc., which is critical to the application's functionality. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties. In addition, if the third-party software we utilize has errors, security vulnerabilities, or otherwise malfunctions, the functionality of our solutions may be negatively impacted and our business may suffer.
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
While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. We expect our longer-term revenue growth rate will decline. In our fiscal years ended January 31, 2018, 2019, and 2020, our total revenues grew by 25%, 25%, and 28% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2018, 2019, and 2020, our subscription services revenues grew by 27%, 24%, and 29% respectively, as compared to subscription services revenues from the prior fiscal years. Please note that our total revenues and subscription services revenues for the fiscal year ended January 31, 2020 included revenue contribution from Crossix and Physicians World, which we acquired early in the fourth quarter of the fiscal year ended January 31, 2020. In our fiscal quarter ended April 30, 2020, our total revenues grew by 38% as compared to the same quarterly period last year. Our total revenues and subscription services revenue growth rates have declined in the past, and we expect them to decline again in the future. If we are unable to maintain consistent revenue growth, it may adversely impact our profitability and the value of our Class A common stock.

Veeva Systems Inc. | Form 10-Q	51

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
We expect our future expenses to increase as we continue to invest in and grow our business. We expect to incur significant future expenditures related to:

•	developing new solutions and enhancing our existing solutions, including additional data acquisition costs associated with our planned and recently announced Data Cloud product;

•	improving the technology infrastructure, scalability, availability, security, and support for our solutions;

52	Veeva Systems Inc. | Form 10-Q

•	expanding and deepening our relationships with our existing customer base, including expenditures related to increasing the adoption of our solutions by the R&D departments of life sciences companies;

•	sales and marketing, including expansion of our direct sales organization and global marketing programs;

•	expansion of our professional services organization;

•	employee compensation, including stock-based compensation;

•
pending, threatened, or future legal proceedings, certain of which are described in Part II, Item 1. “Legal Proceedings” and note 14 of the notes to our condensed consolidated financial statements, and which we expect to continue to result in significant expense for the foreseeable future;

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

Veeva Systems Inc. | Form 10-Q	53

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

54	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	55

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
There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, or NPEs, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, since January 2017, we have been defending against assertions of trade secret misappropriation made by our competitors, Medidata and IQVIA, as described in note 14 of the notes to our condensed consolidated financial statements. As competition in our market grows, the possibility of patent infringement and other intellectual property claims against us increases. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation have caused and in the future could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial

56	Veeva Systems Inc. | Form 10-Q

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
Our success and ability to compete depend in part upon our intellectual property. As of April 30, 2020, we have filed numerous domestic and foreign patent applications and have been issued 25 U.S. patents and 11 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
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

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	the net increase in the number of customers, either independently or as compared to published expectations of industry, financial or other analysts that cover us;

•	announcements by us or by our competitors of technological innovations, new solutions, enhancements to services, strategic alliances or significant agreements;

•	announcements by us or by our competitors of mergers or other strategic acquisitions or rumors of such transactions involving us or our competitors;

•	the economy as a whole and market conditions within our industry and the industries of our customers;

Veeva Systems Inc. | Form 10-Q	57

•	macroeconomic and geopolitical factors and instability and volatility in the global financial markets, including uncertainty surrounding the effects of COVID-19 and Brexit;

•	trading activity by directors, executive officers and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares;

•	the operating performance and market value of other comparable companies;

•	changes in legislation relating to our existing or future solutions;

•	securities or industry analysts downgrading our Class A common stock or publishing inaccurate or unfavorable research about our business; and

•	any other factors discussed herein.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2020, our founder and Chief Executive Officer, Peter P. Gassner, holds approximately 46.1% of the voting power of our outstanding capital stock and holders of our Class B common stock hold approximately 53.0% of the voting power of our outstanding capital stock in the aggregate. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.
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

58	Veeva Systems Inc. | Form 10-Q

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
In addition, as of April 30, 2020, we had options outstanding that, if exercised, would result in the issuance of additional shares of Class A or Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of April 30, 2020, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of April 30, 2020, are described in note 12 of the notes to our condensed consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
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

•	permit the board of directors to establish the number of directors;

•	provide that directors may only be removed “for cause” and only with the approval of 66 2/3% of our stockholders;

Veeva Systems Inc. | Form 10-Q	59

•	require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
a)Sales of Unregistered Securities
None.
b)Use of Proceeds from Public Offerings of Common Stock
None.
c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

Veeva Systems Inc. | Form 10-Q	61

ITEM 6.	EXHIBITS.
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013

3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013

10.1	Offer letter dated March 17, 2019, between Tom Schwenger and the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Veeva Systems Inc.

By:	/s/ TIMOTHY S. CABRAL
Timothy S. Cabral Chief Financial Officer (Principal Financial Officer)
Dated: June 4, 2020

By:	/s/ MICHELE O’CONNOR
Michele O’Connor Chief Accounting Officer (Principal Accounting Officer)
Dated: June 4, 2020

Veeva Systems Inc. | Form 10-Q	63