Form 10-Q
period 2020-07-31
VEEVA SYSTEMS INC
filed 2020-09-08
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of August 31, 2020, there were 135,725,461 shares of the Registrant’s Class A common stock outstanding and 15,100,951 shares of the Registrant’s Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)

	July 31, 2020	January 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$795,782	$476,733
Short-term investments	699,707	610,015
Accounts receivable, net of allowance for doubtful accounts of $698 and $617, respectively	220,803	389,690
Unbilled accounts receivable	36,650	32,817
Prepaid expenses and other current assets	32,490	21,869
Total current assets	1,785,432	1,531,124
Property and equipment, net	52,576	54,752
Deferred costs, net	34,645	35,585
Lease right-of-use assets	51,286	49,132
Goodwill	438,529	438,529
Intangible assets, net	124,420	134,601
Deferred income taxes, noncurrent	12,167	11,870
Other long-term assets	17,354	16,184
Total assets	$2,516,409	$2,271,777
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,476	$19,420
Accrued compensation and benefits	27,494	25,619
Accrued expenses and other current liabilities	22,763	21,620
Income tax payable	2,464	5,613
Deferred revenue	421,167	468,887
Lease liabilities	11,118	10,013
Total current liabilities	501,482	551,172
Deferred income taxes, noncurrent	1,824	2,417
Lease liabilities, noncurrent	46,187	44,815
Other long-term liabilities	10,189	7,779
Total liabilities	559,682	606,183
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 135,638,899 and 133,892,725 issued and outstanding at July 31, 2020 and January 31, 2020, respectively	2	1
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 15,100,951 and 15,202,858 issued and outstanding at July 31, 2020 and January 31, 2020, respectively	—	—
Additional paid-in capital	850,776	745,475
Accumulated other comprehensive income	6,170	460
Retained earnings	1,099,779	919,658
Total stockholders’ equity	1,956,727	1,665,594
Total liabilities and stockholders’ equity	$2,516,409	$2,271,777

See Notes to Condensed Consolidated Financial Statements.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three months ended July 31,		Six months ended July 31,
	2020	2019	2020	2019
	(Unaudited)
Revenues:
Subscription services	$283,502	$217,312	$553,737	$415,427
Professional services and other	70,181	49,588	137,052	96,225
Total revenues	353,683	266,900	690,789	511,652
Cost of revenues(1):
Cost of subscription services	43,400	31,480	86,612	61,858
Cost of professional services and other	53,804	38,738	105,472	73,863
Total cost of revenues	97,204	70,218	192,084	135,721
Gross profit	256,479	196,682	498,705	375,931
Operating expenses(1):
Research and development	70,053	51,146	132,290	96,119
Sales and marketing	59,172	45,821	114,927	85,438
General and administrative	37,173	25,859	73,842	49,349
Total operating expenses	166,398	122,826	321,059	230,906
Operating income	90,081	73,856	177,646	145,025
Other income, net	2,881	7,332	6,295	13,493
Income before income taxes	92,962	81,188	183,941	158,518
Provision for (benefit from) income taxes	(589)	1,946	3,820	5,827
Net income	$93,551	$79,242	$180,121	$152,691
Net income, basic and diluted	$93,551	$79,242	$180,121	$152,691
Net income per share:
Basic	$0.62	$0.54	$1.20	$1.04
Diluted	$0.58	$0.50	$1.12	$0.96
Weighted-average shares used to compute net income per share:
Basic	150,413	147,510	149,982	147,116
Diluted	160,840	158,675	160,309	158,339
Other comprehensive income:
Net change in unrealized gain on available-for-sale investments	$1,131	$461	$2,428	$1,423
Net change in cumulative foreign currency translation loss	2,893	(1,742)	3,282	(2,444)
Comprehensive income	$97,575	$77,961	$185,831	$151,670

_________________________________________________________
(1)Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,532	$583	$2,551	$968
Cost of professional services and other	7,318	4,458	12,392	7,436
Research and development	16,437	9,509	27,838	15,833
Sales and marketing	11,186	7,177	19,378	12,325
General and administrative	12,893	6,643	24,114	12,564
Total stock-based compensation	$49,366	$28,370	$86,273	$49,126

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Three months ended July 31, 2020						Three months ended July 31, 2019
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount					Shares	Amount
	(Unaudited)
Balances at beginning of period	150,030,047	$2	$792,660	$1,006,228	$2,146	$1,801,036	147,030,464	$1	$641,925	$691,989	$1,188	$1,335,103
Issuance of common stock upon exercise of stock options	460,856	—	8,750	—	—	8,750	488,538	—	3,476	—	—	3,476
Issuance of common stock upon vesting of restricted stock units	248,947	—	—	—	—	—	329,632	—	—	—	—	—
Stock-based compensation expense	—	—	49,366	—	—	49,366	—	—	28,477	—	—	28,477
Other comprehensive income	—	—	—	—	4,024	4,024	—	—	—	—	(1,281)	(1,281)
Net income	—	—	—	93,551	—	93,551	—	—	—	79,242	—	79,242
Balances at end of period	150,739,850	$2	$850,776	$1,099,779	$6,170	$1,956,727	147,848,634	$1	$673,878	$771,231	$(93)	$1,445,017

	Six months ended July 31, 2020						Six months ended July 31, 2019
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount					Shares	Amount
	(Unaudited)
Balances at beginning of period	149,095,583	$1	$745,475	$919,658	$460	$1,665,594	146,190,079	$1	$617,623	$619,197	$928	$1,237,749
Cumulative effect adjustment for Topic 842 adoption(1)	—	$—	$—	$—	$—	—	—	$—	$—	$(657)	$—	(657)
Issuance of common stock upon exercise of stock options	1,106,371	1	19,028	—	—	19,029	1,014,592	—	6,915	—	—	6,915
Issuance of common stock upon vesting of restricted stock units	537,896	—	—	—	—	—	643,963	—	—	—	—	—
Stock-based compensation expense	—	—	86,273	—	—	86,273	—	—	49,340	—	—	49,340
Other comprehensive income	—	—	—	—	5,710	5,710	—	—	—	—	(1,021)	(1,021)
Net income	—	—	—	180,121	—	180,121	—	—	—	152,691	—	152,691
Balances at end of period	150,739,850	$2	$850,776	$1,099,779	$6,170	$1,956,727	147,848,634	$1	$673,878	$771,231	$(93)	$1,445,017

See Notes to Condensed Consolidated Financial Statements.
_________________________________________________________
(1)We adopted ASU 2016-02, “Leases” (Topic 842) using the modified retrospective method as of February 1, 2019 and elected the transition option that allows us not to restate the comparative periods in our financial statements in the year of adoption.

6	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended July 31,		Six months ended July 31,
	2020	2019	2020	2019
	(Unaudited)
Cash flows from operating activities
Net income	$93,551	$79,242	$180,121	$152,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,317	3,881	15,195	7,781
Reduction of operating lease right-of-use assets	3,092	1,680	6,089	3,218
Accretion of discount on short-term investments	496	(1,096)	485	(2,274)
Stock-based compensation	49,366	28,370	86,273	49,126
Amortization of deferred costs	5,324	4,843	10,075	9,692
Deferred income taxes	(504)	921	(1,638)	1,339
(Gain) Loss on foreign currency from mark-to-market derivative	(98)	42	(5)	(38)
Bad debt expense (recovery)	514	(159)	121	(312)
Changes in operating assets and liabilities:
Accounts receivable	14,606	18,804	168,766	158,314
Unbilled accounts receivable	619	1,982	(3,833)	(3,262)
Deferred costs	(5,793)	(4,427)	(9,135)	(9,028)
Income taxes payable	(3,141)	611	(4,991)	949
Prepaid expenses and other current and long-term assets	(11,683)	(1,338)	(11,132)	(4,097)
Accounts payable	914	379	(3,516)	(37)
Accrued expenses and other current liabilities	125	2,672	2,816	1,913
Deferred revenue	(49,166)	(35,225)	(47,689)	(27,311)
Operating lease liabilities	(2,456)	(1,889)	(5,267)	(3,518)
Other long-term liabilities	2,237	1,180	4,757	1,616
Net cash provided by operating activities	105,320	100,473	387,492	336,762
Cash flows from investing activities
Purchases of short-term investments	(267,749)	(209,195)	(456,567)	(438,089)
Maturities and sales of short-term investments	229,224	187,772	369,566	376,737
Long-term assets	(5,407)	(1,378)	(5,140)	(2,991)
Net cash used in investing activities	(43,932)	(22,801)	(92,141)	(64,343)
Cash flows from financing activities
Reduction of lease liabilities - finance leases	(251)	(239)	(499)	(488)
Proceeds from exercise of common stock options	9,278	3,620	19,059	7,011
Net cash provided by financing activities	9,027	3,381	18,560	6,523
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,734	(1,742)	3,282	(2,444)
Net change in cash, cash equivalents, and restricted cash	73,149	79,311	317,193	276,498
Cash, cash equivalents, and restricted cash at beginning of period	723,841	749,365	479,797	552,178
Cash, cash equivalents, and restricted cash at end of period	$796,990	$828,676	$796,990	$828,676

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$795,782	$827,468	$795,782	$827,468
Restricted cash included in other long-term assets	1,208	1,208	1,208	1,208
Total cash, cash equivalents, and restricted cash at end of period	$796,990	$828,676	$796,990	$828,676

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$9,089	$882	$14,955	$3,265
Excess tax benefits from employee stock plans	$22,123	$17,026	$41,738	$30,578
Non-cash investing and financing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$184	$97	$774	$(537)

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the condensed consolidated financial statements and the notes thereto. These estimates are based on information available as of the date of the condensed consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Items subject to such estimates and assumptions include, but are not limited to:
•the standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations;
•the determination of the period of benefit for amortization of deferred costs; and
•the fair value of assets acquired and liabilities assumed for business combinations.
As future events cannot be determined with precision, actual results could differ significantly from those estimates.

8	Veeva Systems Inc. | Form 10-Q

Revenue Recognition
We derive our revenues primarily from subscription services and professional services. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training, and managed services related to our solutions. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy a performance obligation.
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
Note 2. Acquisitions
Crossix
On November 1, 2019, we acquired 100% ownership of Crossix in exchange for total consideration of $428 million, which includes the impact of adjustments to purchase price associated with the cash and net working capital of the acquired entity at close. In addition, we granted certain Crossix employees equity retention awards valued at approximately $120 million in the aggregate, which will be expensed as share-based compensation over the remaining service period. Crossix brings Veeva additional depth in patient data and data analytics. Crossix's existing data analytics offerings are complementary to our existing Commercial Cloud offerings, and we are utilizing the Crossix Data Platform to build Veeva Data Cloud, our recently announced longitudinal patient and prescriber data offering.
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

10	Veeva Systems Inc. | Form 10-Q

	Three months ended July 31,	Six months ended July 31,
	2019
	(Unaudited)
Pro forma revenues	$283,263	$543,614
Pro forma net income	$73,423	$141,240
Pro forma net income per share:
Basic	$0.50	$0.96
Diluted	$0.46	$0.89

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
Pro forma results of operations have not been presented for the three and six months ended July 31, 2019 because the effect of this acquisition was not material to our condensed consolidated financial statements.
Note 3. Short-Term Investments
At July 31, 2020, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$10,600	$54	$(10)	$10,644
Asset-backed securities	108,437	970	—	109,407
Commercial paper	23,222	57	—	23,279
Corporate notes and bonds	254,146	3,272	(29)	257,389
Foreign government bonds	19,079	36	(10)	19,105
U.S. agency obligations	33,160	62	—	33,222
U.S. treasury securities	245,328	1,333	—	246,661
Total available-for-sale securities	$693,972	$5,784	$(49)	$699,707

At January 31, 2020, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$3,500	$3	$—	$3,503
Asset-backed securities	100,419	396	(1)	100,814
Commercial paper	19,965	5	(1)	19,969
Corporate notes and bonds	234,664	1,552	(2)	236,214
Foreign government bonds	3,397	10	—	3,407
U.S. treasury securities	245,509	599	—	246,108
Total available-for-sale securities	$607,454	$2,565	$(4)	$610,015

Veeva Systems Inc. | Form 10-Q	11

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	July 31, 2020	January 31, 2020
Due in one year or less	$304,014	$247,592
Due in greater than one year	395,693	362,423
Total	$699,707	$610,015

The following table shows the fair values of these available-for-sale securities, which have been in an unrealized loss position for less than 12 months, aggregated by investment category as of July 31, 2020 (in thousands):

	Fair value	Gross unrealized losses
Certificates of deposits	$5,490	$(10)
Corporate notes and bonds	23,767	(29)
Foreign government bonds	10,403	(10)

The following table shows the fair values of these available-for-sale securities, some of which have been in an unrealized loss position for more than 12 months, aggregated by investment category as of January 31, 2020 (in thousands):

	Fair value	Gross unrealized losses
Asset-backed securities	$2,623	$(1)
Commercial paper	5,589	(1)
Corporate notes and bonds	9,105	(2)

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. We intend to hold our securities to maturity and it is unlikely that they would be sold before their cost bases are recovered.
Note 4. Deferred Costs
Deferred costs, which consist primarily of deferred sales commissions, were $35 million and $36 million as of July 31, 2020 and January 31, 2020, respectively. Amortization expense for the deferred costs included in sales and marketing expenses in the condensed consolidated statements of comprehensive income was $5 million and $10 million for the three and six months ended July 31, 2020, respectively and $5 million and $10 million for the three and six months ended July 31, 2019, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 5. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	July 31, 2020	January 31, 2020
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	22,392
Equipment and computers	10,922	11,066
Furniture and fixtures	12,823	12,849
Leasehold improvements	9,500	9,385
Construction in progress	2,013	386
	81,674	80,102
Less accumulated depreciation	(29,098)	(25,350)
Total property and equipment, net	$52,576	$54,752

12	Veeva Systems Inc. | Form 10-Q

Total depreciation expense was $2 million and $4 million for the three and six months ended July 31, 2020, respectively, and $2 million and $4 million for the three and six months ended July 31, 2019, respectively. Land is not depreciated.
Note 6. Goodwill and Intangible Assets
Goodwill as of July 31, 2020 and January 31, 2020 was $439 million.
The following schedule presents the details of intangible assets as of July 31, 2020 (dollar amounts in thousands):

	July 31, 2020
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$26,180	$(6,480)	19,700	5.3
Customer relationships	110,643	(22,227)	88,416	8.5
Trade name/Trademarks	13,900	(2,240)	11,660	4.1
Other intangibles	20,453	(15,809)	4,644	5.3
	$171,176	$(46,756)	124,420

The following schedule presents the details of intangible assets as of January 31, 2020 (dollar amounts in thousands):

	January 31, 2020
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$26,380	$(4,808)	21,572	5.8
Customer relationships	111,443	(17,575)	93,868	9.0
Trade name/Trademarks	13,900	(720)	13,180	4.7
Other intangibles	22,947	(16,966)	5,981	5.0
	$174,670	$(40,069)	134,601

Amortization expense associated with intangible assets was $5 million and $10 million for the three and six months ended July 31, 2020, respectively, and $2 million and $3 million for the three and six months ended July 31, 2019, respectively.
As of July 31, 2020, the estimated amortization expense for intangible assets, for the next five years and thereafter is as follows (in thousands):

Period	Estimated amortization expense
Remaining for Fiscal 2021	$9,826
Fiscal 2022	18,163
Fiscal 2023	18,163
Fiscal 2024	18,160
Fiscal 2025	17,417
Thereafter	42,691
Total	$124,420

Veeva Systems Inc. | Form 10-Q	13

Note 7. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	July 31, 2020	January 31, 2020
Accrued commissions	$5,877	$8,951
Accrued bonus	3,922	4,329
Accrued vacation	5,838	3,921
Payroll tax payable	9,255	7,353
Accrued other compensation and benefits	2,602	1,065
Total accrued compensation and benefits	$27,494	$25,619
Accrued fees payable to salesforce.com	6,225	5,787
Marketing event accruals	3,500	1,132
Taxes payable	3,789	4,914
Accrued third-party professional services subcontractors' fees	1,809	1,338
Other accrued expenses	7,440	8,449
Total accrued expenses and other current liabilities	$22,763	$21,620

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

14	Veeva Systems Inc. | Form 10-Q

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of July 31, 2020 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$383,479	$—	$383,479
Corporate notes and bonds	—	1,202	1,202
Short-term investments:
Certificates of deposits	—	10,644	10,644
Asset-backed securities	—	109,407	109,407
Commercial paper	—	23,279	23,279
Corporate notes and bonds	—	257,389	257,389
Foreign government bonds	—	19,105	19,105
U.S. agency obligations	—	33,222	33,222
U.S. treasury securities	—	246,661	246,661
Foreign currency derivative contracts	—	120	120
Total	$383,479	$701,029	$1,084,508
Liabilities
Foreign currency derivative contracts	—	82	82
Total	$—	$82	$82

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

Veeva Systems Inc. | Form 10-Q	15

Balance Sheet Hedges
We enter into foreign currency forward contracts (the “Forward Contracts”) in order to hedge our foreign currency exposure. We account for derivative instruments at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. The realized foreign currency losses we recognized were $1 million for both the three and six months ended July 31, 2020 and 2019.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	July 31, 2020	January 31, 2020
Notional amount of foreign currency derivative contracts	$4,737	$7,304
Fair value of foreign currency derivative contracts	4,699	7,271

Details on outstanding balance sheet hedges are presented below as of the date shown below (in thousands):

Derivatives not designated as hedging instruments	Balance sheet location	July 31, 2020	January 31, 2020
Derivative Assets
Foreign currency derivative contracts	Prepaid expenses and other current assets	$120	$75
Derivative Liabilities
Foreign currency derivative contracts	Accrued expenses	$82	$42

Note 9. Income Taxes
For the three months ended July 31, 2020 and 2019, our effective tax rates were (0.6)% and 2.4%, respectively. During the three months ended July 31, 2020 as compared to the prior year period, our effective tax rate decreased primarily due to the increase in excess tax benefits related to equity compensation. We recognized such excess tax benefits in our provision for income taxes of $22 million and $17 million for the three months ended July 31, 2020 and 2019, respectively.
For the six months ended July 31, 2020 and 2019, our effective tax rates were 2.1% and 3.7%, respectively. During the six months ended July 31, 2020 as compared to the prior year period, our effective tax rate decreased primarily due to the increase in excess tax benefits related to equity compensation. We recognized such excess tax benefits in our provision for income taxes of $42 million and $31 million for the six months ended July 31, 2020 and 2019, respectively.
In addition, in response to the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), was signed into law on March 27, 2020. We have determined that the CARES Act did not have a material impact on our provision for income taxes for the three and six months ended July 31, 2020, and we do not expect it to have a material impact on our provision for income taxes for the year ending January 31, 2021.
Note 10. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Of the beginning deferred revenue balance for the respective periods, we recognized $216 million and $314 million of subscription services revenue during the three and six months ended July 31, 2020, respectively, and $165 million and $239 million of subscription services revenue during the three and six months ended July 31, 2019, respectively. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was immaterial.
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

16	Veeva Systems Inc. | Form 10-Q

As of July 31, 2020, approximately $844 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately 77% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
Unbilled Accounts Receivable
Unbilled accounts receivable consists of (i) a receivable primarily for the revenue recognized for professional services performed but not yet billed, which were $20 million and $18 million as of July 31, 2020 and January 31, 2020, respectively and (ii) a contract asset primarily for revenue recognized from non-cancelable, multi-year orders in which fees increase annually but for which we are not contractually able to invoice until a future period, which were $17 million and $15 million as of July 31, 2020 and January 31, 2020, respectively.
Note 11. Leases
We have operating and finance leases for corporate offices, data centers, and certain equipment. Our leases have various expiration dates through 2030, some of which include options to extend the leases for up to nine years. Additionally, we are the sublessor for certain office space. Our sublease income for the three and six months ended July 31, 2020 was immaterial. We did not have any sublease income for the three and six months ended July 31, 2019.
For the three and six months ended July 31, 2020, our operating lease expense was $3 million and $6 million, respectively. For the three and six months ended July 31, 2019, our operating lease expense was $2 million and $3 million, respectively. Our finance lease expense was immaterial for both the three and six months ended July 31, 2020 and 2019.
Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended July 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,238	$3,389
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,178	$5,527

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	As of July 31, 2020	As of January 31, 2020
Operating Leases
Lease right-of-use-assets	$51,286	$49,132
Lease liabilities	$10,224	$8,960
Lease liabilities, noncurrent	46,187	44,453
Total operating lease liabilities	$56,411	$53,413
Finance Leases
Property and equipment, at cost	$1,761	$1,761
Accumulated depreciation	(1,761)	(1,320)
Property and equipment, net	$—	$441
Lease liabilities	$895	$1,054
Lease liabilities, noncurrent	—	362
Total finance lease liabilities	$895	$1,416
Weighted Average Remaining Lease Term
Operating leases	6.8 years	7.1 years
Finance leases	0.8 years	1.3 years
Weighted Average Discount Rate
Operating leases	4.1%	4.3%
Finance leases	4.3%	4.3%

Veeva Systems Inc. | Form 10-Q	17

As of July 31, 2020, remaining maturities of lease liabilities are as follows (in thousands):

Period	Operating leases	Finance leases
Remaining for Fiscal 2021	$6,147	$546
Fiscal 2022	11,574	364
Fiscal 2023	9,481	—
Fiscal 2024	8,553	—
Fiscal 2025	6,192	—
Thereafter	23,203	—
Total lease payments	65,150	910
Less imputed interest	(8,739)	(15)
Total	$56,411	$895

As of July 31, 2020, we have additional operating leases, primarily for office leases, that have not yet commenced and are immaterial.
Note 12. Stockholders’ Equity
Stock Option Activity
A summary of stock option activity for the six months ended July 31, 2020 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at January 31, 2020	13,448,026	$40.64	5.4	$1,426,502,005
Options granted	1,330,412	175.20
Options exercised	(1,106,371)	17.20
Options forfeited/cancelled	(84,729)	97.31
Options outstanding at July 31, 2020	13,587,338	$55.20	5.5	$2,844,713,778
Options vested and exercisable at July 31, 2020	6,666,508	$12.80	3.1	$1,678,446,093
Options vested and exercisable at July 31, 2020 and expected to vest thereafter	13,587,338	$55.20	5.5	$2,844,713,778

The options granted during the six months ended July 31, 2020 were predominantly made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $89.80 and $69.62 for the three and six months ended July 31, 2020.
As of July 31, 2020, there was $251 million in unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and 2013 Equity Incentive Plan (2013 EIP). This cost is expected to be recognized over a weighted average period of 3.6 years.
As of July 31, 2020, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
The total intrinsic value of options exercised was approximately $94 million and $185 million for the three and six months ended July 31, 2020, respectively.

18	Veeva Systems Inc. | Form 10-Q

Restricted Stock Units
A summary of restricted stock unit (RSU) activity for the six months ended July 31, 2020 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2020	1,818,622	$95.23
RSUs granted	407,619	175.98
RSUs vested	(538,177)	87.39
RSUs forfeited/cancelled	(45,837)	89.53
Balance at July 31, 2020	1,642,227	$118.01

As of July 31, 2020, there was a total of $170 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years. The total intrinsic value of RSUs vested was $56 million and $99 million for the three and six months ended July 31, 2020, respectively.
Stock-Based Compensation
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended July 31,		Six months ended July 31,
	2020	2019	2020	2019
Volatility	40% - 41%	41%	39% - 41%	41%
Expected term (in years)	6.25 - 6.50	6.25	6.25 - 7.25	5.75 - 6.35
Risk-free interest rate	0.39% - 0.57%	1.81% - 2.23%	0.39% - 1.43%	1.81% - 2.52%
Dividend yield	—%	—%	—%	—%

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

Veeva Systems Inc. | Form 10-Q	19

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except per share data):

	Three months ended July 31,				Six months ended July 31,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income, basic	$84,130	$9,421	$70,154	$9,088	$161,912	$18,209	$133,773	$18,918
Denominator
Weighted average shares used in computing net income per share, basic	135,266	15,147	130,592	16,918	134,820	15,162	128,888	18,228
Net income per share, basic	$0.62	$0.62	$0.54	$0.54	$1.20	$1.20	$1.04	$1.04
Diluted
Numerator
Net income, basic	$84,130	$9,421	$70,154	$9,088	$161,912	$18,209	$133,773	$18,918
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	9,421	—	9,088	—	18,209	—	18,918	—
Reallocation of net income to Class B common stock	—	5,454	—	4,937	—	10,430	—	9,482
Net income, diluted	$93,551	$14,875	$79,242	$14,025	$180,121	$28,639	$152,691	$28,400
Denominator
Number of shares used for basic EPS computation	135,266	15,147	130,592	16,918	134,820	15,162	128,888	18,228
Conversion of Class B to Class A common stock	15,147	—	16,918	—	15,162	—	18,228	—
Effect of potentially dilutive common shares	10,427	10,427	11,165	11,165	10,327	10,327	11,223	11,223
Weighted average shares used in computing net income per share, diluted	160,840	25,574	158,675	28,083	160,309	25,489	158,339	29,451
Net income per share, diluted	$0.58	$0.58	$0.50	$0.50	$1.12	$1.12	$0.96	$0.96

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three months ended July 31,		Six months ended July 31,
	2020	2019	2020	2019
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	1,220,527	1,328,474	904,570	841,654

20	Veeva Systems Inc. | Form 10-Q

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
On February 18, 2020, IQVIA filed a motion for sanctions against Veeva, seeking default judgment and dismissal and, in the alternative, a negative inference at trial. Veeva responded to the motion on May 14, 2020, and further briefing is currently in process. The court has referred the motion to the Special Master appointed to assist the court with discovery and pretrial disputes.
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
On September 26, 2019, the Northern District of California transferred the Veeva Nitro Action to the District of New Jersey.

Veeva Systems Inc. | Form 10-Q	21

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
On August 21, 2020, the District of New Jersey consolidated the Veeva Nitro Action and IQVIA Declaratory Action, and stayed both actions pending conclusion of the OpenData and Network Action.
While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, we believe that our claims warrant injunctive and declaratory relief and monetary damages for Veeva and against IQVIA.
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
Discovery is now completed. On April 24, 2020, Medidata filed a motion for partial summary judgment on its claims for trade secret misappropriation as well as several of Veeva’s affirmative defenses. On May 15, 2020, we filed a motion for summary judgment on all of Medidata’s claims. Briefing on the parties’ cross-motions is now complete and we are awaiting a ruling. No trial date has been set.
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
Value-Added Reseller Agreement
We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce1 Platform in combination with our developed technology to deliver certain of our multichannel CRM applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met our first minimum order requirement commitment of $250 million, and as of July 31, 2020, we remained obligated to pay fees of at least $99 million prior to September 1, 2025 in connection with this agreement.

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
Total revenues consist of the following (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2020	2019	2020	2019
Subscription services
Veeva Commercial Cloud	$144,815	$112,593	$287,392	$218,390
Veeva Vault	138,687	104,719	266,345	197,037
Total subscription services	$283,502	$217,312	$553,737	$415,427
Professional services
Veeva Commercial Cloud	$26,618	$16,571	$53,994	$33,792
Veeva Vault	43,563	33,017	83,058	62,433
Total professional services	$70,181	$49,588	$137,052	$96,225
Total revenues	$353,683	$266,900	$690,789	$511,652

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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2020	2019	2020	2019
Revenues by geography
North America	$200,334	$145,305	$395,991	$277,436
Europe	98,395	75,820	187,817	146,194
Asia Pacific	44,569	37,135	86,861	71,503
Rest of world(1)	10,385	8,640	20,120	16,519
Total revenues	$353,683	$266,900	$690,789	$511,652

_________________________________________________________
(1)Middle East, Africa, and Latin America
Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	July 31,	January 31,
	2020
Long-lived assets by geography
North America	$45,689	$51,334
Europe and rest of world	2,881	2,077
Asia Pacific	4,006	1,341
Total long-lived assets	$52,576	$54,752

Veeva Systems Inc. | Form 10-Q	23

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
On November 1, 2019, we completed our acquisition of Crossix, a provider of privacy-safe patient data and data analytics. Crossix brings Veeva additional depth in patient data and data analytics. Crossix's existing data analytics offerings are complementary to our existing Commercial Cloud offerings, and we are utilizing the Crossix Data Platform to build Veeva Data Cloud, our recently announced longitudinal patient and prescriber data offering. Further, on November 7, 2019, we completed our acquisition of Physicians World, a provider of speakers bureau services for healthcare professionals. Acquiring Physicians World makes it easier for our customers to get industry leading cloud software and services from a single vendor. While we expect these acquisitions to support the continued growth of our Commercial Cloud solutions, we may encounter difficulties integrating these businesses and we may not retain existing Crossix and Physicians World customers and key Crossix and Physicians World employees to the extent we expect, which could adversely affect our business. Additionally, the legacy businesses of Crossix and Physicians World have been more negatively impacted by COVID-19 than other Veeva product lines and such negative impacts may continue.
In our fiscal year ended January 31, 2020, we derived approximately 52% and 48% of our subscription services revenues and 49% and 51% of our total revenues from our Veeva Commercial Cloud solutions and Veeva Vault solutions, respectively. For the six months ended July 31, 2020, we derived approximately 52% and 48% of our subscription services revenues and 49% and 51% of our total revenues from our Veeva Commercial Cloud solutions and Veeva Vault solutions, respectively. The contribution of subscription services revenues and total revenues associated with our Veeva Vault solutions are expected to continue to increase as a percentage of subscription services revenues and total revenues in the future. Please note that revenues attributable to our Crossix and Physicians World businesses are classified under Veeva Commercial Cloud, which will, therefore, impact the mix of revenues between Veeva Commercial Cloud and Veeva Vault. We also offer certain of our Veeva Vault solutions to three industries outside the life sciences industry primarily in North America and Europe.
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

24	Veeva Systems Inc. | Form 10-Q

As of January 31, 2020, 2019, and 2018, we served 861, 719, and 625 customers, respectively. As of January 31, 2020 and 2019, we had 390 and 335 Veeva Commercial Cloud customers, respectively, and 715 and 574 Veeva Vault customers, respectively. The combined customer counts for Veeva Commercial Cloud and Veeva Vault exceed the total customer count in each year because some customers subscribe to products in both areas. Veeva Commercial Cloud customers are those customers that have at least one of the following products: Veeva CRM, Veeva CLM, Veeva CRM Approved Email, Veeva CRM Engage, Veeva Align, Veeva CRM Events Management, Veeva Nitro, Veeva Andi, Veeva OpenData, Veeva Oncology Link, or Veeva Network Customer Master. Note that net new customers from Crossix and Physicians World are included in Veeva Commercial Cloud and the associated customer counts for the fiscal year ended January 31, 2020. Veeva Vault customers are those customers that have at least one Vault product. Many of our Veeva Vault applications are used by smaller, earlier stage pre-commercial companies, some of which may not reach the commercialization stage. Thus, the potential number of Veeva Vault customers is significantly higher than the potential number of Veeva Commercial Cloud customers.
For the six months ended July 31, 2020 and 2019, our total revenues were $691 million and $512 million, respectively, representing period-over-period growth in total revenues of 35%. For the six months ended July 31, 2020 and 2019, our subscription services revenues were $554 million and $415 million, respectively, representing period-over-period growth in subscription services revenues of 33%. Please note that our total revenues and subscription services revenues for the fiscal year ended January 31, 2020 included revenue contribution from Crossix and Physicians World, which we acquired early in the fourth quarter of the fiscal year ended January 31, 2020. We generated net income of $180 million and $153 million for the six months ended July 31, 2020 and 2019, respectively.
Impact of the COVID-19 Pandemic
The World Health Organization has declared the outbreak of COVID-19, which began in December 2019, to be a pandemic. The pandemic has had and continues to have a widespread and unpredictable worldwide impact on our business operations, the life sciences industry, healthcare systems, financial markets, and the global economy. While the impact of COVID-19 on our operational and financial performance has not been materially negative to date, the future impact is uncertain and will depend on future developments, including the duration and spread of the outbreak, government responses to the pandemic, the impact on our customers, the impact on our employees, the extent of further adverse impacts to the economy, and the scale and pace of economic recovery and resumption of normal business activities, all of which cannot be predicted with certainty.
In response to the COVID-19 outbreak, we have shifted most of our customer, employee, and industry events to virtual-only experiences for the remainder of our fiscal year ending January 31, 2021. We have also imposed employee travel restrictions and, as of the time of this filing, many of our U.S. offices, including our corporate headquarters in Pleasanton, California, remain closed with employees working from home. With respect to offices we have opened, we have generally offered employees the option to continue working from home and many employees have chosen to do so. Many of our customers have implemented similar measures, which may limit our ability to sell or provide professional services to them over time. Customers may delay or cancel purchasing decisions or professional services projects in light of uncertainties to their businesses arising from COVID-19 or renew their subscriptions at lower levels. To date, our Crossix and Physicians World businesses have been negatively impacted by COVID-19, and sales to certain other customer segments have been and may continue to be be negatively impacted as well, including sales to pre-commercial life sciences companies, contract research organizations, medical device and cosmetics companies. We are also currently allowing customers the use of one of our products, Veeva CRM Engage Meeting, free of charge through December 31, 2020 to facilitate the ability for life sciences personnel to meet remotely with healthcare professionals. We may not receive meaningful revenue from sales of this product in the current fiscal year or thereafter if our customers choose to discontinue use following the end of the free offering period. We may also experience requests from customers for lengthened payment terms or less favorable billing terms that could adversely impact our financial performance. Such requests to date have not been significant but may increase in the future. Due to our subscription-based business model, the effect of COVID-19, and any impact to our sales efforts, may not be fully reflected in our results of operations until future periods, if at all.
At the same time, COVID-19 has necessitated the adoption of digital communication channels and remote working technology within the life sciences industry at a rapid pace. This transition has accelerated the use and adoption of certain of our applications, including Veeva CRM Engage Meeting and Veeva CRM Approved Email, and that may

Veeva Systems Inc. | Form 10-Q	25

continue in the future with respect to these and other of our Veeva Commercial Cloud and Veeva Vault solutions that enable remote interactions.
Certain impacts of the COVID-19 pandemic and resulting changes in business practice may be enduring over the long term and may result in significant changes in business practice within the technology industry, the life sciences industry and the world economy generally. For example, the extent to which remote work will remain common practice or become increasingly prevalent after the COVID-19 pandemic ends is not certain and may have significant impacts on hiring practices, management practices, expense structures and investments, and other aspects of our business and the businesses of our customers. Similarly, the extent to which virtual meetings and interactions continue to be used or preferred in lieu of in-person interactions may significantly change business practices for us and our customers, and, in turn, may impact demand for our products and services. For example, if our customers reduce sales representatives in response to an increasing preference for virtual meetings with doctors, demand for our core CRM application may decline. At the same time, demand for our products that enable virtual interactions with doctors and clinical trial participants may increase. We cannot accurately predict how such changes may impact Veeva's results over the long term.
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
We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training, and managed services related to our solutions. For the six months ended July 31, 2020, subscription services revenues constituted 80% of total revenues and professional services and other revenues constituted 20% of total revenues.
We generally enter into master subscription agreements with our customers and count each distinct master subscription agreement that has not been terminated or expired and that has orders for which we have recognized

26	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	27

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

28	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	29

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
	2020	2019	2020	2019
	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$283,502	$217,312	$553,737	$415,427
Professional services and other	70,181	49,588	137,052	96,225
Total revenues	353,683	266,900	690,789	511,652
Cost of revenues(1):
Cost of subscription services	43,400	31,480	86,612	61,858
Cost of professional services and other	53,804	38,738	105,472	73,863
Total cost of revenues	97,204	70,218	192,084	135,721
Gross profit	256,479	196,682	498,705	375,931
Operating expenses(1):
Research and development	70,053	51,146	132,290	96,119
Sales and marketing	59,172	45,821	114,927	85,438
General and administrative	37,173	25,859	73,842	49,349
Total operating expenses	166,398	122,826	321,059	230,906
Operating income	90,081	73,856	177,646	145,025
Other income, net	2,881	7,332	6,295	13,493
Income before income taxes	92,962	81,188	183,941	158,518
Provision for (benefit from) income taxes	(589)	1,946	3,820	5,827
Net income	93,551	79,242	180,121	152,691

________________________________________
(1)Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,532	$583	$2,551	$968
Cost of professional services and other	7,318	4,458	12,392	7,436
Research and development	16,437	9,509	27,838	15,833
Sales and marketing	11,186	7,177	19,378	12,325
General and administrative	12,893	6,643	24,114	12,564
Total stock-based compensation	$49,366	$28,370	$86,273	$49,126

Revenues

	Three months ended July 31,			Six months ended July 31,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)
Revenues:
Subscription services	$283,502	$217,312	30%	$553,737	$415,427	33%
Professional services and other	70,181	49,588	42	137,052	96,225	42
Total revenues	$353,683	$266,900	33	$690,789	$511,652	35
Percentage of revenues:
Subscription services	80%	81%		80%	81%
Professional services and other	20	19		20	19
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended July 31, 2020 increased $87 million, of which $66 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $34 million of subscription services revenue attributable to Veeva Vault solutions and $32 million of subscription services revenue attributable to Veeva Commercial Cloud solutions, which includes the contribution from Crossix. The geographic mix

30	Veeva Systems Inc. | Form 10-Q

of subscription services revenues was 56% from North America and 27% from Europe for the three months ended July 31, 2020 as compared to subscription services revenues of 53% from North America and 28% from Europe for the three months ended July 31, 2019.
Professional services and other revenues for the three months ended July 31, 2020 increased $21 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions, and, to a lesser extent, professional services revenues associated with our acquired businesses. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our Veeva Vault solutions. The geographic mix of professional services and other revenues was 61% from North America and 32% from Europe for the three months ended July 31, 2020 as compared to 60% from North America and 31% from Europe for the three months ended July 31, 2019.
Total revenues for the six months ended July 31, 2020 increased $179 million, of which $138 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $69 million of subscription services revenue attributable to Veeva Vault solutions and $69 million of subscription services revenue attributable to Veeva Commercial Cloud solutions, which includes the contribution from Crossix. The geographic mix of subscription services revenues was 56% from North America and 26% from Europe for the six months ended July 31, 2020 as compared to subscription services revenues of 53% from North America and 28% from Europe for the six months ended July 31, 2019.
Professional services and other revenues for the six months ended July 31, 2020 increased $41 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions, and, to a lesser extent, professional services revenues associated with our acquired businesses. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our Veeva Vault solutions. The geographic mix of professional services and other revenues was 62% from North America and 31% from Europe for the six months ended July 31, 2020 as compared to 59% from North America and 33% from Europe for the six months ended July 31, 2019.
Over time, we expect the proportion of our total revenues from professional services to decrease.
Costs and Expenses

	Three months ended July 31,			Six months ended July 31,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$43,400	$31,480	38%	$86,612	$61,858	40%
Cost of professional services and other	53,804	38,738	39	105,472	73,863	43
Total cost of revenues	$97,204	$70,218	38	$192,084	$135,721	42
Gross margin percentage:
Subscription services	85%	86%		84%	85%
Professional services and other	23	22		23	23
Total gross margin percentage	73%	74%		72%	73%
Gross profit	$256,479	$196,682	30%	$498,705	$375,931	33%

Cost of revenues for the three months ended July 31, 2020 increased $27 million, of which $12 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase of $4 million in data acquisition costs related to the acquired business of Crossix. There was an increase of $3 million in employee compensation-related costs (includes an increase of $1 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. Additionally, there was an increase of $2 million in fees paid to salesforce.com, driven by an increase in the number of end users of our subscription services, and an increase of $1 million in computing infrastructure costs.

Veeva Systems Inc. | Form 10-Q	31

Cost of professional services and other for the three months ended July 31, 2020 increased $15 million, primarily due to a $14 million increase in employee compensation-related costs (includes an increase of $3 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period.
Gross margin for the three months ended July 31, 2020 and 2019 was 73% and 74%, respectively. The decrease compared to the prior period is largely due to the products and services of our acquired businesses, which have lower gross margins than our core products and services.
Cost of revenues for the six months ended July 31, 2020 increased $56 million, of which $25 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase of $8 million in data acquisition costs related to the acquired business of Crossix. There was an increase of $5 million in employee compensation-related costs (includes an increase of $2 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. Additionally, there was an increase of $4 million in fees paid to salesforce.com, driven by an increase in the number of end users of our subscription services, and an increase of $3 million in computing infrastructure costs. We expect cost of subscription services revenues to increase in absolute dollars in the near term due to increased usage of our subscription services.
Cost of professional services and other for the six months ended July 31, 2020 increased $32 million, primarily due to a $27 million increase in employee compensation-related costs (includes an increase of $5 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. We expect cost of professional services and other to increase in absolute dollars in the near term as we add personnel to our global professional services organization.
Gross margin for the six months ended July 31, 2020 and 2019 was 72% and 73%, respectively. The decrease compared to the prior period is largely due to the products and services of our acquired businesses, which have lower gross margins than our core products and services.
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
Research and Development

	Three months ended July 31,			Six months ended July 31,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)
Research and development	$70,053	$51,146	37%	$132,290	$96,119	38%
Percentage of total revenues	20%	19%		19%	19%

Research and development expenses for the three months ended July 31, 2020 increased $19 million, primarily due to an increase of $17 million in employee compensation-related costs (includes an increase of $7 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. The expansion of our headcount in research and development is to support development work for the increased number of products that we offer or may offer in the future.

32	Veeva Systems Inc. | Form 10-Q

Research and development expenses for the six months ended July 31, 2020 increased $36 million, primarily due to an increase of $31 million in employee compensation-related costs (includes an increase of $12 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. The expansion of our headcount in research and development is to support development work for the increased number of products that we offer or may offer in the future.
We expect research and development expenses to increase in absolute dollars and may increase as a percentage of revenue in the near term, primarily due to higher headcount as we continue to invest in our solutions and develop new technologies and as we experience the full impact of additional research and development headcount and expenses associated with our acquired businesses.
Sales and Marketing

	Three months ended July 31,			Six months ended July 31,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)
Sales and marketing	$59,172	$45,821	29%	$114,927	$85,438	35%
Percentage of total revenues	17%	17%		17%	17%

Sales and marketing expenses for the three months ended July 31, 2020 increased $13 million, primarily due to an increase of $14 million in employee compensation-related costs (includes an increase of $4 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. This was partially offset by the decrease in travel and entertainment costs of $3 million primarily related to travel and meeting restrictions associated with COVID-19.
Sales and marketing expenses for the six months ended July 31, 2020 increased $29 million, primarily due to an increase of $26 million in employee compensation-related costs (includes an increase of $7 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. There was an additional increase of $5 million in amortization of purchased intangibles related to our acquired businesses. This was partially offset by a $3 million decrease in travel and entertainment costs primarily related to travel and meeting restrictions associated with COVID-19.
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
General and Administrative

	Three months ended July 31,			Six months ended July 31,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)
General and administrative	$37,173	$25,859	44%	$73,842	$49,349	50%
Percentage of total revenues	11%	10%		11%	10%

General and administrative expenses for the three months ended July 31, 2020 increased $11 million, primarily due to an increase of $10 million in employee compensation-related costs (includes an increase of $6 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period.
General and administrative expenses for the six months ended July 31, 2020 increased $24 million, primarily due to an increase of $19 million in employee compensation-related costs (includes an increase of $12 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. There was an additional increase of $2 million in professional fees primarily related to legal fees associated with litigation activity during the period and accounting professional services costs.

Veeva Systems Inc. | Form 10-Q	33

We expect general and administrative expenses to continue to grow in absolute dollars in the near term as a result of employee-related expense as we increase our headcount, and as we continue to invest in our business and infrastructure. Such business and infrastructure costs include increases in third-party fees, particularly in relation to the matters described in note 14 of the notes to our condensed consolidated financial statements, and headcount in our finance, IT, legal, and employee success functions.
Other Income, Net

	Three months ended July 31,			Six months ended July 31,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)
Other income, net	$2,881	$7,332	(61)%	$6,295	$13,493	(53)%

Other income, net for the three months ended July 31, 2020 decreased $4 million, primarily due to $2 million in net amortization of investments. There was an additional decrease in interest and other income of $2 million driven by lower interest rates.
Other income, net for the six months ended July 31, 2020 decreased $7 million, primarily due to $3 million in net amortization of investments. There was an additional decrease in interest and other income of $3 million driven by lower interest rates.
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
Provision for (Benefit from) Income Taxes

	Three months ended July 31,			Six months ended July 31,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)
Income before income taxes	$92,962	$81,188	15%	$183,941	$158,518	16%
Provision for (benefit from) income taxes	(589)	1,946	(130)%	3,820	5,827	(34)%
Effective tax rate	(0.6)%	2.4%		2.1%	3.7%

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
For the three months ended July 31, 2020 and 2019, our effective tax rates were (0.6)% and 2.4%, respectively. During the three months ended July 31, 2020 as compared to the prior year period, our effective tax rate decreased primarily due to the increase in excess tax benefits related to equity compensation. We recognized such tax benefits in our provision for income taxes of $22 million and $17 million for the three months ended July 31, 2020 and 2019, respectively.
For the six months ended July 31, 2020 and 2019, our effective tax rates were 2.1% and 3.7%, respectively. During the six months ended July 31, 2020 as compared to the prior year period, our effective tax rate decreased primarily due to the increase in excess tax benefits related to equity compensation. We recognized such tax benefits in our provision for income taxes of $42 million and $31 million for the six months ended July 31, 2020 and 2019, respectively.

34	Veeva Systems Inc. | Form 10-Q

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
•Stock-based compensation expenses. We exclude stock-based compensation expenses primarily because they are non-cash expenses that we exclude from our internal management reporting processes. We also find it useful to exclude these expenses when we assess the appropriate level of various operating expenses and resource allocations when budgeting, planning, and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, we believe excluding stock-based compensation expenses allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies.
•Amortization of purchased intangibles. We incur amortization expense for purchased intangible assets in connection with acquisitions of certain businesses and technologies. Amortization of intangible assets is a non-cash expense and is inconsistent in amount and frequency because it is significantly affected by the timing, size of acquisitions, and the inherent subjective nature of purchase price allocations. Because these costs have already been incurred and cannot be recovered, and are non-cash expenses, we exclude these expenses for internal management reporting processes. We also find it useful to exclude these charges when assessing the appropriate level of various operating expenses and resource allocations when budgeting, planning, and forecasting future periods. Investors should note that the use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well.
•Income tax effects on the difference between GAAP and non-GAAP costs and expenses. The income tax effects that are excluded relate to the imputed tax impact on the difference between GAAP and non-GAAP costs and expenses due to stock-based compensation and purchased intangibles for GAAP and non-GAAP measures.
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

Veeva Systems Inc. | Form 10-Q	35

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended July 31,		Six months ended July 31,
	2020	2019	2020	2019
	(in thousands)
Operating income on a GAAP basis	$90,081	$73,856	$177,646	$145,025
Stock-based compensation expense	49,366	28,370	86,273	49,126
Amortization of purchased intangibles	4,966	1,513	10,181	3,083
Operating income on a non-GAAP basis	$144,413	$103,739	$274,100	$197,234
Net income on a GAAP basis	$93,551	$79,242	$180,121	$152,691
Stock-based compensation expense	49,366	28,370	86,273	49,126
Amortization of purchased intangibles	4,966	1,513	10,181	3,083
Income tax effect on non-GAAP adjustments(1)	(31,521)	(21,379)	(55,063)	(38,426)
Net income on a non-GAAP basis	$116,362	$87,746	$221,512	$166,474
Diluted net income per share on a GAAP basis	$0.58	$0.50	$1.12	$0.96
Stock-based compensation expense	0.31	0.18	0.54	0.31
Amortization of purchased intangibles	0.03	0.01	0.06	0.02
Income tax effect on non-GAAP adjustments(1)	(0.20)	(0.13)	(0.34)	(0.24)
Diluted net income per share on a non-GAAP basis	$0.72	$0.55	$1.38	$1.05

_________________________________________________________
(1)For the three and six months ended July 31, 2020 and 2019, we used an estimated annual effective non-GAAP tax rate of 21.0%.
Liquidity and Capital Resources

	Three months ended July 31,		Six months ended July 31,
	2020	2019	2020	2019
	(in thousands)
Net cash provided by operating activities	$105,320	$100,473	$387,492	$336,762
Net cash provided by (used in) investing activities	(43,932)	(22,801)	(92,141)	(64,343)
Net cash provided by financing activities	9,027	3,381	18,560	6,523
Effect of exchange rate changes on cash and cash equivalents	2,734	(1,742)	3,282	(2,444)
Net change in cash and cash equivalents	$73,149	$79,311	$317,193	$276,498

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. As of July 31, 2020, our cash, cash equivalents, and short-term investments totaled $1.5 billion, of which $34 million represented cash and cash equivalents held outside of the United States.
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
Net cash provided by operating activities was $105 million for the three months ended July 31, 2020 compared to $100 million for the three months ended July 31, 2019. The increase in operating cash flow was primarily due to increased sales and the related cash collections and an increase in stock-based compensation expense. This was partially offset by a larger decrease in deferred revenue, due to the timing of renewal billings, and cash used for prepaid expenses and other current and long-term assets.
Net cash provided by operating activities was $387 million for the six months ended July 31, 2020 compared to $337 million for the six months ended July 31, 2019. The increase in operating cash flow was primarily due to increased sales and the related cash collections.
The cash flows from operating activities for the six months ended July 31, 2020 represent a significant portion of the cash flows from operating activities that we expect for the remainder of the fiscal year ending January 31, 2021. As a result, we expect cash flows from operating activities to be substantially less in future quarterly periods during this fiscal year.
Cash Flows from Investing Activities
The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Net cash provided by investing activities was $44 million for the three months ended July 31, 2020 compared to $23 million for the three months ended July 31, 2019. The increase in cash used in investing activities was mainly due to a $17 million increase in net purchases of investments and a $4 million increase in long-term assets.
Net cash provided by investing activities was $92 million for the six months ended July 31, 2020 compared to $64 million for the six months ended July 31, 2019. The increase in cash used in investing activities was mainly due to a $26 million increase in net purchases of investments and a $4 million increase in long-term assets.
Cash Flows from Financing Activities
The cash flows from financing activities relate to stock option exercises.
Net cash provided by financing activities was $9 million for the three months ended July 31, 2020 compared to $3 million for the three months ended July 31, 2019, primarily related to an increase in proceeds from employee stock option exercises due to increased stock option activity during the period.

Veeva Systems Inc. | Form 10-Q	37

Net cash provided by financing activities was $19 million for the six months ended July 31, 2020 compared to $7 million for the six months ended July 31, 2019, primarily related to an increase in proceeds from employee stock option exercises due to increased stock option activity during the period.
Commitments
Our principal commitments consist of obligations for minimum payment commitments to salesforce.com and leases for office space and data centers. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met our first minimum order commitment of $250 million and have a remaining purchase commitment of $99 million, as of July 31, 2020, that must be made by September 1, 2025.
As of July 31, 2020, the future non-cancelable minimum payments under these commitments were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Salesforce.com commitments	$99,243	$6,985	—	—	$92,258
Operating lease obligations	65,150	6,147	21,055	14,745	23,203
Finance lease obligations	910	546	364	—	—
Total	$165,303	$13,678	$21,419	$14,745	$115,461

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
There have been no material changes to our critical accounting policies and estimates during the three months ended July 31, 2020 as compared to the those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

38	Veeva Systems Inc. | Form 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Japanese Yen, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement of our foreign currency monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the three and six months ended July 31, 2020, we had foreign currency losses of $1 million and $3 million, respectively. For the three and six months ended July 31, 2019, we had foreign currency losses of $1 million and $2 million, respectively.
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
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $1.5 billion as of July 31, 2020. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, foreign government bonds, and agency mortgage-backed securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $6 million market value reduction in our investment portfolio as of July 31, 2020. An immediate decrease of 100-basis points in interest rates would have increased the market value by $2 million as of July 31, 2020. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Veeva Systems Inc. | Form 10-Q	39

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Following the May 5, 2020 dismissal of a lawsuit filed by IQIVA in federal court in Maryland in which IQVIA had asserted that Veeva’s California lawsuit violated the United States Constitution’s Commerce Clause, on May 29, 2020, IQVIA filed an action in state court in Maryland (IQVIA Inc. v. Kahn et al, Case No. 482346-V). The new state court case alleges state law contract and tort claims arising from Veeva’s employment of an employee whom IQVIA contends is its former employee. The allegation concerning violations of the United States Constitution’s Commerce Clause is not alleged in this state court case, although IQVIA may seek a declaration from the Maryland state court that California law does not apply to IQVIA’s restrictive covenants with its employees. Veeva answered the complaint on July 29, 2020 and proceedings are ongoing.

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
The World Health Organization has declared the outbreak of COVID-19, which began in December 2019, to be a pandemic. The pandemic has had and continues to have a widespread and unpredictable worldwide impact on our business operations, the life sciences industry, healthcare systems, financial markets, and the global economy. While the impact of COVID-19 on our operational and financial performance has not been materially negative to date, the future impact is uncertain and will depend on future developments, including the duration and spread of the outbreak, government responses to the pandemic, the impact on our customers, the impact on our employees, the extent of further adverse impacts to the economy, and the scale and pace of economic recovery and resumption of normal business activities, all of which cannot be predicted with certainty.
In response to the COVID-19 outbreak, we have shifted most of our customer, employee, and industry events to virtual-only experiences for the remainder of our fiscal year ending January 31, 2021. We have also imposed employee travel restrictions and, as of the time of this filing, many of our U.S. offices, including our corporate headquarters in Pleasanton, California, remain closed with employees working from home. With respect to offices we have opened, we have generally offered employees the option to continue working from home and many employees have chosen to do so. Many of our customers have implemented similar measures, which may limit our ability to sell or provide professional services to them over time. Customers may delay or cancel purchasing decisions or professional services projects in light of uncertainties to their businesses arising from COVID-19 or renew their subscriptions at lower levels. To date, our Crossix and Physicians World businesses have been negatively impacted by COVID-19, and sales to certain other customer segments have been and may continue to be negatively impacted as well, including sales to pre-commercial life sciences companies, contract research organizations, medical device and cosmetics companies. We are also currently allowing customers to use one of our products, Veeva CRM Engage Meeting, free of charge through December 31, 2020 to facilitate the ability for life sciences personnel to meet remotely with healthcare professionals. We may not receive meaningful revenue from sales of this product in the current fiscal year or thereafter if our customers choose to discontinue use following the end of the free offering period. We may also experience requests from customers for lengthened payment terms or less favorable billing terms that could adversely impact our financial performance. Such requests to date have not been significant but may increase in the future. Due to our subscription-based business model, the effect of COVID-19, and any impact to our sales efforts, may not be fully reflected in our results of operations until future periods, if at all.
Certain impacts of the COVID-19 pandemic and resulting changes in business practice may be enduring over the long term and may result in significant changes in business practice within the technology industry, the life sciences industry and the world economy generally. For example, the extent to which remote work will remain common practice or become increasingly prevalent after the COVID-19 pandemic ends is not certain and may have significant impacts on hiring practices, management practices, expense structures and investments, and other aspects of our business and the businesses of our customers. Similarly, the extent to which virtual meetings and interactions continue to be used or preferred in lieu of in-person interactions may significantly change business practices for us and our customers, and, in turn, may impact demand for our products and services. For example, if our customers reduce sales representatives in response to an increasing preference for virtual meetings with doctors, demand for our core CRM application may decline. At the same time, demand for our products that enable virtual interactions with doctors and clinical trial participants may increase. We cannot accurately predict how such changes may impact Veeva's results over the long term.
In addition, the stock market has been unusually volatile during certain periods of the COVID-19 pandemic and such volatility may continue. During certain early periods of the COVID-19 pandemic, our stock price declined significantly, and such declines may happen again.
Risks Related to Our Business

42	Veeva Systems Inc. | Form 10-Q

If our security measures are breached or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce the use of or stop using our solutions, and we may incur significant liabilities.
Our solutions involve the storage and transmission of our customers’ proprietary information (including personal or identifying information regarding their employees and the medical professionals whom their sales personnel contact, and sensitive proprietary data related to the clinical trial, regulatory submission and sales and marketing processes for medical treatments), personal information of medical professionals, personal information (which may include personal health information) of patients and clinical trial participants, and other sensitive information. For example, Crossix, which we acquired in November 2019, provides technology that processes third-party health and non-health data for U.S. patients. As a result, unauthorized access or security breaches as a result of third-party action (e.g., cyber-attacks), employee error, product defect, malfeasance, or otherwise could result in the loss of information, inappropriate use of or access to information, service interruption, service degradation, outages, service level credits, litigation, indemnity obligations, damage to our reputation, and other liability. We believe our risk of cyber-attack may be elevated during this time due to an increase in cyber-attack attempts on U.S. businesses generally during the COVID-19 outbreak. While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. Moreover, the detection, prevention, and remediation of known or unknown securities vulnerabilities, including those arising from third-party hardware or software, may result in additional direct or indirect costs and management time. Any or all of these issues could adversely affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage, or subject us to third-party lawsuits, regulatory fines, mandatory disclosures, or other action or liability, which could adversely affect our operating results. Our insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses, and losses we could incur to respond to and remediate a security breach. A security breach of another significant provider of cloud-based solutions may also negatively impact the demand for our solutions.
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

Veeva Systems Inc. | Form 10-Q	43

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
Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including solutions we introduced relatively recently and have limited experience selling. It is uncertain whether these newer solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected overall growth. For example, we do not have experience selling our planned and recently announced Data Cloud offering for longitudinal patient and prescriber data, our MyVeeva for Clinical Trials solution that will enable remote patient interactions for clinical trials, or our MyVeeva for Doctors solution that will facilitate more efficient communications between health care practitioners and life sciences companies, and we have limited experience selling our products to companies outside the life sciences industry. We cannot be certain that we will be successful with respect to newer solutions and markets. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions or to develop other new solutions and make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.
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

44	Veeva Systems Inc. | Form 10-Q

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
Since we were founded, we have experienced rapid growth and expansion of our operations. Our revenues, customer count, product and service offerings, countries of operation, facilities, and computing infrastructure needs have all increased significantly, and we expect them to increase in the future. We have also experienced rapid growth in our employee base. As we continue to grow, both organically and through acquisitions, we must effectively integrate, develop, and motivate an increasing number of employees (an increasing portion of whom are working remotely), while executing our growth plan and maintaining the beneficial aspects of our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to attract and retain highly qualified employees and to achieve our business objectives.
Our rapid growth has placed, and will continue to place, a significant strain on our management capabilities, administrative and operational infrastructure, facilities, IT and other resources. We anticipate that additional investments in our facilities and computing infrastructure will be required to scale our operations. To effectively manage growth, we must continue to: improve our key business applications, processes, and computing infrastructure; enhance information and communication systems; and ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees (an increasing portion of whom are working remotely). These enhancements and improvements will require additional investments and allocation of valuable management and employee time and resources. Failure to effectively manage growth could result in difficulty or delays in deploying our solutions, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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

Veeva Systems Inc. | Form 10-Q	45

acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
•inability to integrate or benefit from acquired technologies or services in a profitable manner;
•costs, liabilities, or accounting charges associated with the acquisition;
•difficulty integrating the privacy, data security, and accounting systems, operations, and personnel of the acquired business;
•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•difficulty converting the customers of the acquired business onto our solutions and contract terms, including due to disparities in the revenues, licensing, support, or professional services model of the acquired company;
•diversion of management’s attention from other business concerns;
•problems arising from differences in applicable accounting standards or practices of the acquired business (for instance, non-U.S. businesses may not be accustomed to preparing their financial statements in accordance with U.S. GAAP) or difficulty identifying and correcting deficiencies in the internal controls over financial reporting of the acquired business;
•adverse effects to business relationships with our existing business partners and customers as a result of the acquisition;
•difficulty in retaining key personnel of the acquired business;
•use of substantial portions of our available cash to consummate the acquisition;
•use of resources that are needed in other parts of our business;
•significant changes beyond our control to the worldwide economic environment that could negatively impact our underlying assumptions and expectations for performance of the acquired business, including, for example, the effect of COVID-19 on the Crossix and Physicians World businesses; and
•the possibility of investigation by, or the failure to obtain required approvals from, governmental authorities on a timely basis, if at all, under various regulatory schemes, including competition laws, which could, among other things, delay or prevent us from completing a transaction, subject the transaction to divestiture after the fact, or otherwise restrict our ability to realize the expected financial or strategic goals of the acquisition.
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

46	Veeva Systems Inc. | Form 10-Q

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
In our fiscal year ended January 31, 2020, we derived approximately 52% of our subscription services revenues and approximately 49% of our total revenues from our Veeva Commercial Cloud solutions. In the three months ended July 31, 2020, we derived approximately 51% of our subscription services revenues and approximately 48% of our total revenues from our Veeva Commercial Cloud solutions. A significant percentage of the subscription services revenues for our Veeva Commercial Cloud solutions is derived from subscriptions for our core CRM application. We have, however, realized substantial sales penetration of the available market for our core Veeva CRM application among pharmaceutical and biotechnology companies. If we are not able to sell additional user subscriptions for our core CRM application, if we fail to renew existing subscriptions for our core CRM application, or if subscription levels for our core CRM application are reduced at renewal (as a result of reductions in sales representative headcount at life sciences companies due to COVID-19 or for other reasons), the growth of our Veeva Commercial Cloud revenues may be negatively impacted.
Changes in our senior management team or other key personnel could have a negative effect on our ability to execute our business strategy.
Our success depends in a large part upon the continued service of our senior management team or other key personnel. In particular, our founder and Chief Executive Officer, Peter P. Gassner, is critical to our vision, strategic direction, culture, products, and technology. We do not maintain key-man insurance for Mr. Gassner or any other member of our senior management team. In addition, we have recently announced changes to our senior leadership team. In February 2019, we announced the retirement of Matthew J. Wallach, our President and co-founder, which was effective June 2019. In August 2019, we announced the planned retirement of our Chief Financial Officer, Timothy S. Cabral, and on September 1, 2020, we appointed his successor, Brent Bowman. In September 2019, Tom Schwenger joined Veeva as President and Chief Operating Officer. Such leadership transitions can be inherently difficult to manage, and an unsuccessful transition may cause disruption to our business. In addition, change in the senior management team may create uncertainty among investors concerning Veeva’s future direction and performance. Any disruption in our operations or uncertainty around our ability to execute could have an adverse effect on our business, financial condition, or results of operations.
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

Veeva Systems Inc. | Form 10-Q	47

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
In our fiscal quarter ended July 31, 2020, customers outside North America accounted for approximately 43% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
•the need and expense to localize and adapt our solutions for specific countries, including translation into foreign languages, and ensuring that our solutions enable our customers to comply with local life sciences industry laws and regulations;
•data privacy laws which require that customer data be stored and processed in a designated territory;
•difficulties in staffing and managing foreign operations, including employee laws and regulations;
•different pricing environments, longer sales cycles and longer accounts receivable payment cycles, and collections issues;
•new and different sources of competition;
•weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;
•laws and business practices favoring local competitors;
•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection, and anti-bribery laws and regulations;
•increased financial accounting and reporting burdens and complexities;
•restrictions on the transfer of funds;
•our ability to repatriate funds from abroad without adverse tax consequences;
•adverse tax consequences, including the potential for required withholding taxes;
•fluctuations in the exchange rates of foreign currency in which our foreign revenues or expenses may be denominated;
•changes in diplomatic relations and trade policy, including the status of relations between the United States and China, and the implementation of or changes to trade sanctions, tariffs, and embargoes. For example, an executive order issued by the President of the United States on August 6, 2020 could

48	Veeva Systems Inc. | Form 10-Q

prohibit certain transactions with WeChat, a widely used Chinese mobile application with which certain of our Veeva CRM applications interacts. Further guidance on the types of transactions prohibited by the order is to be issued by the U.S. Secretary of Commerce after the date of this filing. Thus, the order's impact on the ability of our applications to interact with WeChat is currently uncertain;
•public health crises, such as epidemics and pandemics, including COVID-19; and
•unstable regional and economic political conditions in the markets in which we operate.
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

Veeva Systems Inc. | Form 10-Q	49

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
Nearly all of our sales are to customers in the life sciences industry. Demand for our solutions could be affected by factors that adversely affect the life sciences industry, including:
•The changing regulatory environment of the life sciences industry—Changes in regulations could negatively impact the business environment for our life sciences customers. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. In particular, legislation or regulatory changes regarding the pricing of drugs and other healthcare treatments sold by life sciences companies has continued to be a topic of discussion by political leaders and regulators in the United States and elsewhere.
•Consolidation of companies within the life sciences industry—Consolidation within the life sciences industry has accelerated in recent years, and this trend could continue. We have in the past and may in the future suffer reductions in user subscriptions or non-renewal of customer subscription orders due to industry consolidation. We may not be able to expand sales of our solutions and services to new customers enough to counteract any negative impact of company consolidation on our business. In addition, new companies that result from such consolidation may decide that our solutions are no longer needed because of their own internal processes or alternative solutions. As these companies consolidate, competition to provide solutions and services will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry participants may also try to use their market power to negotiate price reductions for our solutions. If consolidation of our larger customers occurs, the combined company may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on the combined company’s revenues to continue to achieve growth. In addition, if large life sciences companies merge, it would have the potential to reduce per unit pricing for our solutions for the merged companies or to reduce demand for one or more of our solutions as a result of potential personnel reductions over time.
•Bankruptcy within the life sciences industry—Life sciences companies, and in particular our earlier-stage customers with pre-commercial treatments in clinical trials, may be unsuccessful and may subsequently declare bankruptcy.
•Changes in market conditions and practices within the life sciences industry—The expiration of key patents, the implications of precision medicine treatments, changes in the practices of prescribing physicians and patients (including the move to digital means of interaction—from wearables to digital pharmacies, among others), changes with respect to payer relationships, the policies and preferences of healthcare professionals and healthcare organizations with respect to the sales and marketing efforts of life sciences companies, changes in the regulation of the sales and marketing efforts and pricing practices of life sciences companies, and other factors, such as the impact of COVID-19, could lead to a significant reduction in sales representatives that use our solutions or otherwise change the demand for our solutions. Changes in public perception regarding the practices of the life sciences industry may result in political pressure to increase the regulation of life sciences companies in one or more of the areas described above, which may negatively impact demand for our solutions.
•Changes in global economic conditions and changes in the global availability of healthcare treatments provided by the life sciences companies to which we sell—Our business depends on the overall economic health of our existing and prospective customers. The purchase of our solutions may involve a significant commitment of capital and other resources. If economic conditions, including the ability to market life sciences products in key markets or the demand for life sciences products globally deteriorates, many of our customers may delay or reduce their IT spending. This could result in reductions in sales of our solutions, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition.
Accordingly, our operating results and our ability to efficiently provide our solutions to life sciences companies and to grow or maintain our customer base could be adversely affected as a result of factors that affect the life sciences industry generally.

50	Veeva Systems Inc. | Form 10-Q

Our solutions address heavily regulated functions within the life sciences industry, and failure to comply with applicable laws and regulations could lessen the demand for our solutions or subject us to significant claims and losses.
Our customers use our solutions for business activities that are subject to a complex regime of global laws and regulations, including requirements for maintenance of electronic records and electronic signatures (as set forth in 21 CFR Part 11, EU Annex 11, and Japan PFSB Notification No. 0401022), requirements regarding drug sample tracking and distribution (as set forth in 21 CFR Part 203, EU Directive 201/83/EC Article 96), requirements regarding system validations (as set forth in 21 CFR Part 802.75 and 21 CFR Part 211.68), requirements regarding processing of health data (as set forth in 45 CFR Part 164 of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and Article L.111-8 of the French Public Health Code), requirements regarding GCP regulations (e.g., ICH E6) for those activities formally transferred under 21CFR Section 312.52 or other international transfer of obligation regulations, and other laws and regulations. Our solutions are expected to be capable of use by our customers in compliance with such laws and regulations. Our efforts to provide solutions that comply with such laws and regulations are time-consuming and costly and include validation procedures that may delay the release of new versions of our solutions. As these laws and regulations change over time, we may find it difficult to adjust our solutions to comply with such changes.
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

Veeva Systems Inc. | Form 10-Q	51

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
California enacted the California Consumer Privacy Act of 2018 ("CCPA"), which took effect on January 1, 2020 and has been enforceable since July 1, 2020, and which broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations. We are a service provider and business under CCPA for our software solutions and data products, respectively. The implementing regulations came into effect on August 14, 2020. Due to the uncertainty of application of certain provisions, the consequences of the CCPA on our solutions remain unclear. Furthermore, if the California Privacy Rights Act (“CPRA”), a new initiative for the November 2020 ballot, passes, it could significantly amend and expand the CCPA and impact our business. If successful, the CPRA would take effect in January 2023. Several other states have signed into law or are intending to enact laws regarding requirements on personal information. These regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management practices and to incur substantial expense in order to comply.
Under European General Data Protection Regulation ("GDPR"), we act as a data controller for our data products, Veeva OpenData and Veeva Link, and a data processor with respect to our software solutions. Compliance with GDPR and CCPA has and will continue to require valuable management and employee time and resources, and failure to comply with GDPR or CCPA could include severe penalties and could reduce demand for our solutions.
Furthermore, in Brazil, there has been significant uncertainty around the adoption and implementation of a new data privacy legislation known as Lei Geral de Proteção de Dados (or LGPD), but the LGPD's core provisions could take effect soon. Compliance with LGPD has and will continue to require management and employee time and resources, and failure to comply with LGPD could include severe penalties and could reduce demand for our solutions.
Regarding data transfer, the European Court of Justice invalidated the EU-U.S. Privacy Shield Framework on July 16, 2020, which required Veeva to again rely solely on the EU Standard Contractual Clauses, often also referred to as Model Clauses, to ensure that our European customers have the appropriate legal mechanisms in place for their personal data to be accessed within the United States. This decision has generated questions for our customers which has required management and employee time and resources to respond. The status of personal data from

52	Veeva Systems Inc. | Form 10-Q

the United Kingdom after the Brexit transition period ends on December 31, 2020 is still in question as the on-going discussions between the European Commission and the United Kingdom have not yet determined a workable solution. Such political uncertainty regarding data transfer may require additional management attention and investment depending on the outcomes.
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
Furthermore, the Lei Geral de Proteção de Dados (or LGPD) was recently adopted in Brazil and its core provisions are now in effect. Compliance with LGPD has and will continue to require management and employee time and resources, and failure to comply with LGPD could include severe penalties and could reduce demand for our solutions.
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

Veeva Systems Inc. | Form 10-Q	53

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

54	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	55

salesforce.com provides the hosting infrastructure and data center for portions of our multichannel CRM applications, as well as the system administration, configuration, reporting, and other platform level functionality. In exchange, we pay salesforce.com a fee. Our agreement with salesforce.com requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. See note 14 of the notes to our condensed consolidated financial statements for more information about our on-going minimum fee obligation to salesforce.com. We have met our first minimum order commitment of $250 million and have a remaining purchase commitment of $99 million, as of July 31, 2020, that must be made by September 1, 2025. If we are not able to meet the remaining minimum order commitment, the required true-up payments will negatively impact our margins, cash flows, cash balance and financial condition, and our stock price may decline.
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
While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. We expect our longer-term revenue growth rate will decline. In our fiscal years ended January 31, 2018, 2019, and 2020, our total revenues grew by 25%, 25%, and 28% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2018, 2019, and 2020, our subscription services revenues grew by 27%, 24%, and 29% respectively, as compared to subscription services revenues from the prior fiscal years. Please note that our total revenues and subscription services revenues for the fiscal year ended January 31, 2020 included revenue contribution from Crossix and Physicians World, which we acquired early in the fourth quarter of the fiscal year ended January 31, 2020. In our fiscal quarter ended July 31, 2020, our total

56	Veeva Systems Inc. | Form 10-Q

revenues grew by 33% as compared to the same quarterly period last year. Our total revenues and subscription services revenue growth rates have declined in the past, and we expect them to decline again in the future. If we are unable to maintain consistent revenue growth, it may adversely impact our profitability and the value of our Class A common stock.
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
We derive a significant portion of our revenues from the renewal of existing subscription orders. The majority of our customers’ orders for subscription services have one-year terms. However, more recently and with respect to solutions other than our core sales automation solution and particularly with respect to certain of our Vault applications, we have entered into a number of orders with terms of up to eight years. Our customers have no obligation to renew their subscriptions for our solutions after their orders expire. Thus, securing the renewal of our subscription orders and selling additional solutions and user subscriptions is critical to our future operating results. Factors that may affect the renewal rate for our solutions and our ability to sell additional solutions and user subscriptions include:
•the price, performance, and functionality of our solutions;
•the effectiveness of our professional services;
•the strength of our business relationships with our customers;
•the availability, price, performance, and functionality of competing solutions and services;
•our ability to develop complementary solutions, applications, and services;
•the stability, performance, and security of our hosting infrastructure and hosting services; and
•the business environment of our customers and, in particular, acquisitions of or business combinations between our customers or other business developments that may result in reductions in user subscriptions.
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

Veeva Systems Inc. | Form 10-Q	57

As our costs increase, we may not be able to sustain the level of profitability we have achieved in the past.
We expect our future expenses to increase as we continue to invest in and grow our business. We expect to incur significant future expenditures related to:
•developing new solutions and enhancing our existing solutions, including additional data acquisition costs associated with our planned and recently announced Data Cloud product;
•improving the technology infrastructure, scalability, availability, security, and support for our solutions;
•expanding and deepening our relationships with our existing customer base, including expenditures related to increasing the adoption of our solutions by the R&D departments of life sciences companies;
•sales and marketing, including expansion of our direct sales organization and global marketing programs;
•expansion of our professional services organization;
•employee compensation, including stock-based compensation;
•pending, threatened, or future legal proceedings, certain of which are described in Part II, Item 1. “Legal Proceedings” and note 14 of the notes to our condensed consolidated financial statements, and which we expect to continue to result in significant expense for the foreseeable future;
•international expansion;
•acquisitions and investments; and
•general operations, IT systems, and administration, including legal and accounting expenses related to being a public company.
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

58	Veeva Systems Inc. | Form 10-Q

revenues for that quarter and we may not be able to offset a decline in revenues due to non-renewal with revenues from new subscription agreements entered into in the same quarter. In addition, we may be unable to adjust our costs in response to reduced revenues.
Additionally, with respect to certain of our multi-year orders in which fees increase from year to year, we may be required to recognize ratably the total contracted revenue for the entire multi-year term of the order. As a result, in the initial year of such orders, we will recognize more revenue than the fees we invoice for the same period, and in the last year of such orders, we will recognize less revenue than the fees we invoice for the same period. Moreover, such multi-year orders could renew at fees greater than the revenue that was recognized in the last year of the order, which could result in fluctuations in our financial results. Therefore, our reported results could be less indicative of the actual health of our business at the time revenue is reported and may expose us to impaired contract assets if, for example, a customer terminated an otherwise non-cancelable multi-year contract for cause.
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

Veeva Systems Inc. | Form 10-Q	59

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
Our tax provision could also be impacted by changes in accounting principles and changes in U.S. federal and state or international tax laws applicable to multinational corporations. For example, the Tax Cuts and Jobs Act of 2017 (Tax Act) significantly changes how the U.S. Department of Treasury imposes income taxes on U.S. corporations. We made significant judgments and assumptions in the interpretation of this new law and in our calculations reflected in our financial statements. The U.S. Department of Treasury, the Internal Revenue Service (IRS), and other standard-setting bodies may issue guidance on how the provisions of the Tax Act will be applied or otherwise administered, and additional accounting guidance or interpretations may be issued in the future that is different from our current interpretation. As a further example, the U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc. increasing states’ ability to assert taxing jurisdiction on out-of-state retailers could result in certain additional jurisdictions asserting that sales and use and other taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Furthermore, on June 29, 2020, California Governor Newsom signed Assembly Bill No. 85 as part of the California 2020 Budget Act, which temporarily suspends the use of California net operating losses and imposes a limitation on the amount of business incentive tax credits that may impact our tax liabilities in future periods.
In addition, other countries are considering fundamental tax law changes. Any changes in taxing jurisdictions' administrative interpretations, decisions, policies, and positions could also impact our tax liabilities. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. The Organization for Economic Co-operation and Development, which represents a coalition of member countries, is supporting changes to numerous long-standing tax rules, including changes to the practice of shifting profits among affiliated entities located in different tax jurisdictions. Additionally, certain countries in the European Union, as well as India, have enacted or are proposing various forms of non-income based taxes, such as a Digital Service Tax. Generally, such a tax is based on a percentage of gross revenue associated with

60	Veeva Systems Inc. | Form 10-Q

digital service transactions. The increasingly complex global tax environment could have a material adverse effect on our effective tax rate, results of operations, cash flows, and financial condition.
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
Our success and ability to compete depend in part upon our intellectual property. As of July 31, 2020, we have filed numerous domestic and foreign patent applications and have been issued 25 U.S. patents and 11 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
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

62	Veeva Systems Inc. | Form 10-Q

numerous factors, many of which are beyond our control. In addition to those risks described in this “Risk Factors” section, other factors could impact the value of our common stock, including:
•fluctuations in the valuation of companies perceived by investors to be comparable to us, such as high-growth or cloud companies, or in valuation metrics, such as our price to revenues ratio;
•overall performance of the stock market;
•changes in our financial, operating or other metrics, regardless of whether we consider those metrics as reflective of the current state or long-term prospects of our business, and how those results compare to securities analyst expectations, including whether those results fail to meet, exceed, or significantly exceed securities analyst expectations;
•changes in the forward-looking estimates of our financial, operating, or other metrics, how those estimates compare to securities analyst expectations, or changes in recommendations by securities analysts that follow our Class A common stock;
•announcements of customer additions and customer cancellations or delays in customer purchases;
•the net increase in the number of customers, either independently or as compared to published expectations of industry, financial or other analysts that cover us;
•announcements by us or by our competitors of technological innovations, new solutions, enhancements to services, strategic alliances or significant agreements;
•announcements by us or by our competitors of mergers or other strategic acquisitions or rumors of such transactions involving us or our competitors;
•the economy as a whole and market conditions within our industry and the industries of our customers;
•macroeconomic and geopolitical factors and instability and volatility in the global financial markets, including uncertainty surrounding the effects of COVID-19 and Brexit;
•trading activity by directors, executive officers and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares;
•the operating performance and market value of other comparable companies;
•changes in legislation relating to our existing or future solutions;
•securities or industry analysts downgrading our Class A common stock or publishing inaccurate or unfavorable research about our business; and
•any other factors discussed herein.
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
The dual-class structure of our common stock has the effect of concentrating voting control with certain individuals and their affiliates, which will limit or preclude the ability of our investors to influence corporate matters and could depress the market value of our Class A common stock.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2020, our founder and Chief Executive Officer, Peter P. Gassner, holds approximately 46.1% of the voting power of our outstanding capital stock and holders of our Class B common stock hold approximately 52.7% of the voting power of our outstanding capital stock in the aggregate. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or

Veeva Systems Inc. | Form 10-Q	63

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
In addition, S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies with multiple classes of stock on certain indices, including the S&P 500. While this has not affected the inclusion of Veeva’s Class A common stock in these indices to date, eligibility criteria of these indices and others may change in the future. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual-class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms or other third-party ratings agencies critical of our corporate governance practices, capital structure, or other business practices could also adversely affect the value of our Class A common stock.
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
In addition, as of July 31, 2020, we had options outstanding that, if exercised, would result in the issuance of additional shares of Class A or Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of July 31, 2020, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of July 31, 2020, are described in note 12 of the notes to our condensed

64	Veeva Systems Inc. | Form 10-Q

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
Provisions in our certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our Class A common stock.
Our restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our Class A common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:
•establish a classified board of directors so that not all members of our board are elected at one time;
•provide for a dual-class common stock structure, which gives our Chief Executive Officer, directors, executive officers, greater than 5% stockholders and their respective affiliates the ability to control the outcome of all matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A and Class B common stock;
•permit the board of directors to establish the number of directors;
•provide that directors may only be removed “for cause” and only with the approval of 66 2/3% of our stockholders;
•require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
None.
c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

66	Veeva Systems Inc. | Form 10-Q

ITEM 6. EXHIBITS.
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013

3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013

10.1	Offer letter dated April 20, 2020, between Brent Bowman and the Registrant.	8-K	001-36121	10.1	8/31/2020

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Veeva Systems Inc.

By:	/s/ BRENT BOWMAN
Brent Bowman Chief Financial Officer (Principal Financial Officer)
Dated: September 8, 2020

By:	/s/ MICHELE O’CONNOR
Michele O’Connor Chief Accounting Officer (Principal Accounting Officer)
Dated: September 8, 2020

68	Veeva Systems Inc. | Form 10-Q