Form 10-Q
period 2020-10-31
VEEVA SYSTEMS INC
filed 2020-12-09
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of November 30, 2020, there were 136,371,936 shares of the Registrant’s Class A common stock outstanding and 15,093,651 shares of the Registrant’s Class B common stock outstanding.

VEEVA SYSTEMS INC.
FORM 10-Q

2	Veeva Systems Inc. | Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information concerning our possible or assumed future results of operations and expenses, business strategies and plans, trends, market sizing, competitive position, industry environment, potential growth opportunities, product capabilities, and proposed conversion to a public benefit corporation, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “aim,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “strive,” “will,” “would” or similar expressions and the negatives of those terms.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)

	October 31, 2020	January 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$634,265	$476,733
Short-term investments	956,167	610,015
Accounts receivable, net of allowance for doubtful accounts of $516 and $617, respectively	183,435	389,690
Unbilled accounts receivable	53,235	32,817
Prepaid expenses and other current assets	25,895	21,869
Total current assets	1,852,997	1,531,124
Property and equipment, net	54,352	54,752
Deferred costs, net	35,472	35,585
Lease right-of-use assets	52,824	49,132
Goodwill	436,029	438,529
Intangible assets, net	119,165	134,601
Deferred income taxes, noncurrent	15,689	11,870
Other long-term assets	17,113	16,184
Total assets	$2,583,641	$2,271,777
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,324	$19,420
Accrued compensation and benefits	28,906	25,619
Accrued expenses and other current liabilities	22,391	21,620
Income tax payable	2,555	5,613
Deferred revenue	331,166	468,887
Lease liabilities	11,050	10,013
Total current liabilities	417,392	551,172
Deferred income taxes, noncurrent	1,004	2,417
Lease liabilities, noncurrent	47,965	44,815
Other long-term liabilities	10,901	7,779
Total liabilities	477,262	606,183
Commitments and contingencies (note 14)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 136,192,277 and 133,892,725 issued and outstanding at October 31, 2020 and January 31, 2020, respectively	2	1
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 15,091,251 and 15,202,858 issued and outstanding at October 31, 2020 and January 31, 2020, respectively	—	—
Additional paid-in capital	906,137	745,475
Accumulated other comprehensive income	3,502	460
Retained earnings	1,196,738	919,658
Total stockholders’ equity	2,106,379	1,665,594
Total liabilities and stockholders’ equity	$2,583,641	$2,271,777

See Notes to Condensed Consolidated Financial Statements.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three months ended October 31,		Nine months ended October 31,
	2020	2019	2020	2019

	(Unaudited)
Revenues:
Subscription services	$302,938	$226,760	$856,675	$642,187
Professional services and other	74,581	54,161	211,633	150,386
Total revenues	377,519	280,921	1,068,308	792,573
Cost of revenues(1):
Cost of subscription services	45,845	31,964	132,457	93,822
Cost of professional services and other	57,152	41,365	162,624	115,228
Total cost of revenues	102,997	73,329	295,081	209,050
Gross profit	274,522	207,592	773,227	583,523
Operating expenses(1):
Research and development	79,992	52,575	212,282	148,694
Sales and marketing	57,982	45,524	172,909	130,962
General and administrative	35,243	28,693	109,085	78,042
Total operating expenses	173,217	126,792	494,276	357,698
Operating income	101,305	80,800	278,951	225,825
Other income, net	3,455	9,141	9,750	22,634
Income before income taxes	104,760	89,941	288,701	248,459
Provision for income taxes	7,801	7,696	11,621	13,523
Net income	$96,959	$82,245	$277,080	$234,936
Net income, basic and diluted	$96,959	$82,245	$277,080	$234,936
Net income per share:
Basic	$0.64	$0.56	$1.84	$1.59
Diluted	$0.60	$0.52	$1.73	$1.49
Weighted-average shares used to compute net income per share:
Basic	150,993	148,157	150,322	147,467
Diluted	161,711	158,750	160,517	158,124
Other comprehensive income:
Net change in unrealized gain on available-for-sale investments	$(1,230)	$753	$1,198	$2,176
Net change in cumulative foreign currency translation loss	(1,438)	(487)	1,844	(2,931)
Comprehensive income	$94,291	$82,511	$280,122	$234,181

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$1,149	$560	$3,700	$1,528
Cost of professional services and other	7,510	4,825	19,902	12,261
Research and development	17,685	9,899	45,523	25,732
Sales and marketing	10,711	6,882	30,089	19,207
General and administrative	11,918	7,155	36,032	19,719
Total stock-based compensation	$48,973	$29,321	$135,246	$78,447

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Three months ended October 31, 2020						Three months ended October 31, 2019
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount					Shares	Amount

	(Unaudited)
Balances at beginning of period	150,739,850	$2	$850,776	$1,099,779	$6,170	$1,956,727	147,848,634	$1	$673,878	$771,231	$(93)	$1,445,017
Issuance of common stock upon exercise of stock options	300,999	—	6,180	—	—	6,180	211,154	—	1,588	—	—	1,588
Issuance of common stock upon vesting of restricted stock units	242,679	—	—	—	—	—	301,033	—	—	—	—	—
Stock-based compensation expense	—	—	49,181	—	—	49,181	—	—	29,449	—	—	29,449
Other comprehensive income	—	—	—	—	(2,668)	(2,668)	—	—	—	—	266	266
Net income	—	—	—	96,959	—	96,959	—	—	—	82,245	—	82,245
Balances at end of period	151,283,528	$2	$906,137	$1,196,738	$3,502	$2,106,379	148,360,821	$1	$704,915	$853,476	$173	$1,558,565

	Nine months ended October 31, 2020						Nine months ended October 31, 2019
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount					Shares	Amount

	(Unaudited)
Balances at beginning of period	149,095,583	$1	$745,475	$919,658	$460	$1,665,594	146,190,079	$1	$617,623	$619,197	$928	$1,237,749
Cumulative effect adjustment for Topic 842 adoption(1)	—	$—	$—	$—	$—	—	—	$—	$—	$(657)	$—	(657)
Issuance of common stock upon exercise of stock options	1,407,370	1	25,208	—	—	25,209	1,225,746	—	8,503	—	—	8,503
Issuance of common stock upon vesting of restricted stock units	780,575	—	—	—	—	—	944,996	—	—	—	—	—
Stock-based compensation expense	—	—	135,454	—	—	135,454	—	—	78,789	—	—	78,789
Other comprehensive income	—	—	—	—	3,042	3,042	—	—	—	—	(755)	(755)
Net income	—	—	—	277,080	—	277,080	—	—	—	234,936	—	234,936
Balances at end of period	151,283,528	$2	$906,137	$1,196,738	$3,502	$2,106,379	148,360,821	$1	$704,915	$853,476	$173	$1,558,565

See Notes to Condensed Consolidated Financial Statements.

6	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended October 31,		Nine months ended October 31,
	2020	2019	2020	2019

	(Unaudited)
Cash flows from operating activities
Net income	$96,959	$82,245	$277,080	$234,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,525	3,845	22,720	11,626
Reduction of operating lease right-of-use assets	3,322	1,798	9,411	5,016
Accretion of discount on short-term investments	1,203	(722)	1,688	(2,996)
Stock-based compensation	48,973	29,321	135,246	78,447
Amortization of deferred costs	5,350	4,832	15,425	14,524
Deferred income taxes	(1,894)	432	(3,532)	1,771
Loss (Gain) on foreign currency from mark-to-market derivative	19	(74)	14	(112)
Bad debt (recovery) expense	(181)	270	(60)	(42)
Changes in operating assets and liabilities:
Accounts receivable	37,448	28,319	206,214	186,633
Unbilled accounts receivable	(16,585)	(9,515)	(20,418)	(12,777)
Deferred costs	(6,177)	(4,500)	(15,312)	(13,528)
Income taxes payable	4,538	3,909	(453)	4,858
Prepaid expenses and other current and long-term assets	8,195	5,610	(2,937)	1,513
Accounts payable	3,060	1,253	(456)	1,216
Accrued expenses and other current liabilities	1,541	(1,682)	4,357	231
Deferred revenue	(90,291)	(78,326)	(137,980)	(105,637)
Operating lease liabilities	(3,229)	(1,625)	(8,496)	(5,143)
Other long-term liabilities	(4,373)	(3,886)	384	(2,270)
Net cash provided by operating activities	95,403	61,504	482,895	398,266
Cash flows from investing activities
Purchases of short-term investments	(417,898)	(190,695)	(874,465)	(628,784)
Maturities and sales of short-term investments	158,628	194,661	528,194	571,398
Long-term assets	(3,316)	(1,237)	(8,456)	(4,228)
Net cash (used in) provided by investing activities	(262,586)	2,729	(354,727)	(61,614)
Cash flows from financing activities
Changes in lease liabilities - finance leases	79	(241)	(420)	(729)
Proceeds from exercise of common stock options	6,186	1,607	25,245	8,618
Net cash provided by financing activities	6,265	1,366	24,825	7,889
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(599)	(487)	2,683	(2,931)
Net change in cash, cash equivalents, and restricted cash	(161,517)	65,112	155,676	341,610
Cash, cash equivalents, and restricted cash at beginning of period	796,990	828,676	479,797	552,178
Cash, cash equivalents, and restricted cash at end of period	$635,473	$893,788	$635,473	$893,788

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$634,265	$892,581	$634,265	$892,581
Restricted cash included in other long-term assets	1,208	1,207	1,208	1,207
Total cash, cash equivalents, and restricted cash at end of period	$635,473	$893,788	$635,473	$893,788

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$2,198	$1,739	$17,153	$5,004
Excess tax benefits from employee stock plans	$17,329	$8,931	$59,067	$39,509
Non-cash investing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$697	$109	$1,471	$(428)

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

VEEVA SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Business and Significant Accounting Policies
Description of Business
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our solutions are designed to meet the unique needs of our customers and their most strategic business functions - from research and development (R&D) to commercialization. Our solutions are designed to help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. Our commercial solutions help life sciences companies achieve better, more intelligent engagement with healthcare professionals and healthcare organizations across multiple communication channels, and plan and execute more effective media and marketing campaigns. Our R&D solutions for the clinical, regulatory, quality, and safety functions help life sciences companies streamline their end-to-end product development processes to increase operational efficiency and maintain regulatory compliance throughout the product life cycle. We also bring the benefits of our content and data management solutions to a set of customers outside of life sciences in three regulated industries: consumer goods, chemicals, and cosmetics. Our fiscal year end is January 31.
Principles of Consolidation and Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting and include the accounts of our wholly-owned subsidiaries after elimination of intercompany accounts and transactions. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed on March 30, 2020. Except for the change in certain policies upon adoption of the new accounting standards in Fiscal 2021, there have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.
The unaudited condensed consolidated balance sheet as of January 31, 2020 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive income, and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2021 or any other period.
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
Note 2. Acquisitions
Crossix
On November 1, 2019, we acquired 100% ownership of Crossix in exchange for total consideration of $428 million, which includes the impact of adjustments to purchase price associated with the cash and net working capital of the acquired entity at close. In addition, we granted certain Crossix employees equity retention awards valued at approximately $120 million in the aggregate, which will be expensed as share-based compensation over the remaining service period. We have finalized our purchase accounting for the acquisition. Crossix brings Veeva additional depth in patient data and data analytics. Crossix's existing data analytics offerings are complementary to our existing Commercial Cloud offerings, and we are utilizing the Crossix Data Platform to build Veeva Data Cloud, our longitudinal patient and prescriber data offering.
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

	Three months ended	Nine months ended

	October 31, 2019
	(Unaudited)
Pro forma revenues	$298,375	$841,989
Pro forma net income	$65,998	$207,238
Pro forma net income per share:
Basic	$0.45	$1.41
Diluted	$0.42	$1.31

10	Veeva Systems Inc. | Form 10-Q

Physicians World
On November 7, 2019, we completed our acquisition of Physicians World in exchange for total cash consideration of $41 million, which includes the impact of adjustments to purchase price associated with the cash and net working capital of the acquired entity at close. In addition, we granted certain Physicians World employees equity retention awards valued at approximately $15 million in the aggregate. The acquisition of Physicians World makes it easier for our customers to get industry leading cloud software and services from a single vendor.
Pro forma results of operations have not been presented for the three and nine months ended October 31, 2020 because the effect of this acquisition was not material to our condensed consolidated financial statements.
Note 3. Short-Term Investments
At October 31, 2020, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$15,600	$13	$(1)	$15,612
Asset-backed securities	130,733	821	(10)	131,544
Commercial paper	58,602	35	(1)	58,636
Corporate notes and bonds	414,837	2,528	(184)	417,181
Foreign government bonds	32,011	33	(17)	32,027
U.S. agency obligations	52,751	71	—	52,822
U.S. treasury securities	247,505	843	(3)	248,345
Total available-for-sale securities	$952,039	$4,344	$(216)	$956,167

At January 31, 2020, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$3,500	$3	$—	$3,503
Asset-backed securities	100,419	396	(1)	100,814
Commercial paper	19,965	5	(1)	19,969
Corporate notes and bonds	234,664	1,552	(2)	236,214
Foreign government bonds	3,397	10	—	3,407
U.S. treasury securities	245,509	599	—	246,108
Total available-for-sale securities	$607,454	$2,565	$(4)	$610,015

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	October 31, 2020	January 31, 2020
Due in one year or less	$434,612	$247,592
Due in greater than one year	521,555	362,423
Total	$956,167	$610,015

Veeva Systems Inc. | Form 10-Q	11

The following table shows the fair values of these available-for-sale securities, which have been in an unrealized loss position for less than 12 months, aggregated by investment category as of October 31, 2020 (in thousands):

	Fair value	Gross unrealized losses
Certificates of deposits	$2,999	$(1)
Asset-backed securities	11,771	(10)
Commercial paper	13,329	(1)
Corporate notes and bonds	154,408	(184)
Foreign government bonds	24,293	(16)
U.S. treasury securities	21,984	(3)

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
Note 4. Deferred Costs
Deferred costs, which consist primarily of deferred sales commissions, were $35 million and $36 million as of October 31, 2020 and January 31, 2020, respectively. Amortization expense for the deferred costs included in sales and marketing expenses in the condensed consolidated statements of comprehensive income was $5 million and $15 million for the three and nine months ended October 31, 2020, respectively and $5 million and $15 million for the three and nine months ended October 31, 2019, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 5. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	October 31, 2020	January 31, 2020
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	22,392
Equipment and computers	10,348	11,066
Furniture and fixtures	13,218	12,849
Leasehold improvements	11,856	9,385
Construction in progress	1,943	386
	83,781	80,102
Less accumulated depreciation	(29,429)	(25,350)
Total property and equipment, net	$54,352	$54,752

Total depreciation expense was $2 million and $7 million for the three and nine months ended October 31, 2020, respectively, and $2 million and $6 million for the three and nine months ended October 31, 2019, respectively. Land is not depreciated.

12	Veeva Systems Inc. | Form 10-Q

Note 6. Goodwill and Intangible Assets
Goodwill was $436 million and $439 million as of October 31, 2020 and January 31, 2020, respectively.
The following schedule presents the details of intangible assets as of October 31, 2020 (dollar amounts in thousands):

	October 31, 2020
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$26,180	$(7,422)	$18,758	5.0
Customer relationships	110,643	(24,983)	85,660	8.3
Trade name/Trademarks	13,900	(3,341)	10,559	4.0
Other intangibles	20,453	(16,265)	4,188	5.4
	$171,176	$(52,011)	$119,165

The following schedule presents the details of intangible assets as of January 31, 2020 (dollar amounts in thousands):

	January 31, 2020
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$26,380	$(4,808)	$21,572	5.8
Customer relationships	111,443	(17,575)	93,868	9.0
Trade name/Trademarks	13,900	(720)	13,180	4.7
Other intangibles	22,947	(16,966)	5,981	5.0
	$174,670	$(40,069)	$134,601

Amortization expense associated with intangible assets was $5 million and $15 million for the three and nine months ended October 31, 2020, respectively, and $2 million and $5 million for the three and nine months ended October 31, 2019, respectively.
As of October 31, 2020, the estimated amortization expense for intangible assets, for the next five years and thereafter is as follows (in thousands):

Period	Estimated amortization expense
Remaining for Fiscal 2021	$4,570
Fiscal 2022	18,163
Fiscal 2023	18,163
Fiscal 2024	18,160
Fiscal 2025	17,417
Thereafter	42,692
Total	$119,165

Veeva Systems Inc. | Form 10-Q	13

Note 7. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	October 31, 2020	January 31, 2020
Accrued commissions	$6,995	$8,951
Accrued bonus	4,433	4,329
Accrued vacation	5,308	3,921
Payroll tax payable	9,647	7,353
Accrued other compensation and benefits	2,523	1,065
Total accrued compensation and benefits	$28,906	$25,619
Accrued fees payable to salesforce.com	$6,255	$5,787
Taxes payable	3,899	4,914
Accrued third-party professional services subcontractors' fees	1,507	1,338
Other accrued expenses	10,730	9,581
Total accrued expenses and other current liabilities	$22,391	$21,620

Note 8. Fair Value Measurements
The carrying amounts of accounts receivable and other current assets, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature.
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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of October 31, 2020 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$193,054	$—	$193,054
Corporate notes and bonds	—	1,200	1,200
Short-term investments:
Certificates of deposits	—	15,612	15,612
Asset-backed securities	—	131,544	131,544
Commercial paper	—	58,636	58,636
Corporate notes and bonds	—	417,181	417,181
Foreign government bonds	—	32,027	32,027
U.S. agency obligations	—	52,822	52,822
U.S. treasury securities	—	248,345	248,345
Foreign currency derivative contracts	—	85	85
Total	$193,054	$957,452	$1,150,506
Liabilities
Foreign currency derivative contracts	$—	$65	$65
Total	$—	$65	$65

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2020 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$24,107	$—	$24,107
Commercial paper	—	1,616	1,616
Corporate notes and bonds	—	2,245	2,245
Short-term investments:
Certificates of deposits	—	3,503	3,503
Asset-backed securities	—	100,815	100,815
Commercial paper	—	19,969	19,969
Corporate notes and bonds	—	236,214	236,214
Foreign government bonds	—	3,407	3,407
U.S. treasury securities	—	246,107	246,107
Foreign currency derivative contracts	—	75	75
Total	$24,107	$613,951	$638,058
Liabilities
Foreign currency derivative contracts	$—	$42	$42
Total	$—	$42	$42

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

Balance Sheet Hedges
We enter into foreign currency forward contracts (the “Forward Contracts”) in order to hedge our foreign currency exposure. We account for derivative instruments at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. The realized foreign currency loss we recognized was immaterial for the three months ended October 31, 2020 and the loss was $1 million for the nine months ended October 31, 2020. The realized foreign currency gains and losses were immaterial for the three and nine months ended October 31, 2019.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	October 31, 2020	January 31, 2020
Notional amount of foreign currency derivative contracts	$10,409	$7,304
Fair value of foreign currency derivative contracts	10,390	7,271

Details on outstanding balance sheet hedges are presented below as of the date shown below (in thousands):

Derivatives not designated as hedging instruments	Balance sheet location	October 31, 2020	January 31, 2020
Derivative Assets
Foreign currency derivative contracts	Prepaid expenses and other current assets	$85	$75
Derivative Liabilities
Foreign currency derivative contracts	Accrued expenses	$65	$42

Note 9. Income Taxes
For the three months ended October 31, 2020 and 2019, our effective tax rates were 7.4% and 8.6%, respectively. During the three months ended October 31, 2020 as compared to the prior year period, our effective tax rate decreased primarily due to the increase in excess tax benefits related to equity compensation. We recognized such excess tax benefits in our provision for income taxes of $17 million and $9 million for the three months ended October 31, 2020 and 2019, respectively.
For the nine months ended October 31, 2020 and 2019, our effective tax rates were 4.0% and 5.4%, respectively. During the nine months ended October 31, 2020 as compared to the prior year period, our effective tax rate decreased primarily due to the increase in excess tax benefits related to equity compensation. We recognized such excess tax benefits in our provision for income taxes of $59 million and $40 million for the nine months ended October 31, 2020 and 2019, respectively.
In addition, in response to the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), was signed into law on March 27, 2020. We have determined that the CARES Act did not have a material impact on our provision for income taxes for the three and nine months ended October 31, 2020, and we do not expect it to have a material impact on our provision for income taxes for the year ending January 31, 2021.
Note 10. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Of the beginning deferred revenue balance for the respective periods, we recognized $232 million and $409 million of subscription services revenue during the three and nine months ended October 31, 2020, respectively, and $178 million and $311 million of subscription services revenue during the three and nine months ended October 31, 2019, respectively. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was immaterial.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. We applied the practical expedient in accordance with ASU 2014-09,

16	Veeva Systems Inc. | Form 10-Q

“Revenue from Contracts with Customers” (Topic 606) to exclude the amounts related to professional services contracts as these contracts generally have a remaining duration of one year or less.
As of October 31, 2020, approximately $772 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately 73% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
Unbilled Accounts Receivable
Unbilled accounts receivable consists of (i) a receivable primarily for the revenue recognized for professional services performed but not yet billed, which were $23 million and $18 million as of October 31, 2020 and January 31, 2020, respectively, and (ii) a contract asset primarily for revenue recognized from non-cancelable, multi-year orders in which fees increase annually but for which we are not contractually able to invoice until a future period, which were $30 million and $15 million as of October 31, 2020 and January 31, 2020, respectively.
Note 11. Leases
We have operating and finance leases for corporate offices, data centers, and certain equipment. Our leases have various expiration dates through 2030, some of which include options to extend the leases for up to nine years. Additionally, we are the sublessor for certain office space. Our sublease income for the three and nine months ended October 31, 2020 and 2019 was immaterial.
For the three and nine months ended October 31, 2020, our operating lease expense was $3 million and $9 million, respectively. For the three and nine months ended October 31, 2019, our operating lease expense was $2 million and $5 million, respectively. Our finance lease expense was immaterial for the three and nine months ended October 31, 2020 and 2019.
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended October 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,149	$5,131
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8,937	11,656

Veeva Systems Inc. | Form 10-Q	17

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	October 31, 2020	October 31, 2019
Operating Leases
Lease right-of-use assets	$52,824	$24,055
Lease liabilities	$10,429	$6,401
Lease liabilities, noncurrent	47,965	19,261
Total operating lease liabilities	$58,394	$25,662
Finance Leases
Property and equipment, at cost	$1,738	$1,738
Accumulated depreciation	(1,738)	(978)
Property and equipment, net	$—	$760
Lease liabilities	$621	$1,029
Lease liabilities, noncurrent	—	621
Total finance lease liabilities	$621	$1,650
Weighted Average Remaining Lease Term
Operating leases	7.0 years	5.2 years
Finance leases	0.6 years	1.6 years
Weighted Average Discount Rate
Operating leases	4.0%	4.3%
Finance leases	4.3%	4.3%

As of October 31, 2020, remaining maturities of lease liabilities are as follows (in thousands):

Period	Operating leases	Finance leases
Remaining for Fiscal 2021	$3,192	$269
Fiscal 2022	11,535	359
Fiscal 2023	9,968	—
Fiscal 2024	8,897	—
Fiscal 2025	6,540	—
Thereafter	27,100	—
Total lease payments	67,232	628
Less imputed interest	(8,838)	(7)
Total	$58,394	$621

18	Veeva Systems Inc. | Form 10-Q

Note 12. Stockholders’ Equity
Stock Option Activity
A summary of stock option activity for the nine months ended October 31, 2020 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at January 31, 2020	13,448,026	$40.64	5.4	$1,426,502,005
Options granted	1,368,632	177.44
Options exercised	(1,407,370)	17.91
Options forfeited/cancelled	(195,630)	121.20
Options outstanding at October 31, 2020	13,213,658	$55.83	5.2	$2,830,945,659
Options vested and exercisable at October 31, 2020	6,756,111	$14.19	3.0	$1,728,597,328
Options vested and exercisable at October 31, 2020 and expected to vest thereafter	13,213,658	$55.83	5.2	$2,830,945,659

The options granted during the nine months ended October 31, 2020 were predominantly made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $105.38 and $70.44 for the three and nine months ended October 31, 2020.
As of October 31, 2020, there was $230 million in unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 3.4 years.
As of October 31, 2020, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
The total intrinsic value of options exercised was approximately $81 million and $266 million for the three and nine months ended October 31, 2020, respectively.
Restricted Stock Units
A summary of restricted stock unit (RSU) activity for the nine months ended October 31, 2020 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2020	1,818,622	$95.23
RSUs granted	428,503	179.95
RSUs vested	(780,989)	95.06
RSUs forfeited/cancelled	(97,221)	111.42
Balance at October 31, 2020	1,368,915	120.63

As of October 31, 2020, there was a total of $137 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.4 years. The total intrinsic value of RSUs vested was $68 million and $167 million for the three and nine months ended October 31, 2020, respectively.

Veeva Systems Inc. | Form 10-Q	19

Stock-Based Compensation
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended October 31,						Nine months ended October 31,
	2020			2019			2020			2019
Volatility	39%	-	40%	41%			39%	-	41%	41%
Expected term (in years)	6.25			6.25			6.25	-	7.25	5.75	-	6.35
Risk-free interest rate	0.33%	-	0.45%	1.39%	-	1.64%	0.33%	-	1.43%	1.39%	-	2.52%
Dividend yield	—%			—%			—%			—%

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
The numerators and denominators of the basic and diluted net income per share computations for our common stock are calculated as follows (in thousands, except per share data):

	Three months ended October 31,				Nine months ended October 31,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income, basic	$87,262	$9,697	$73,120	$9,125	$249,155	$27,925	$206,862	$28,074
Denominator
Weighted average shares used in computing net income per share, basic	135,892	15,101	131,720	16,437	135,172	15,150	129,845	17,622
Net income per share, basic	$0.64	$0.64	$0.56	$0.56	$1.84	$1.84	$1.59	$1.59
Diluted
Numerator
Net income, basic	$87,262	$9,697	$73,120	$9,125	$249,155	$27,925	$206,862	$28,074
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	9,697	—	9,125	—	27,925	—	28,074	—
Reallocation of net income to Class B common stock	—	5,784	—	4,879	—	15,825	—	13,942
Net income, diluted	$96,959	$15,481	$82,245	$14,004	$277,080	$43,750	$234,936	$42,016
Denominator
Number of shares used for basic net income per share computation	135,892	15,101	131,720	16,437	135,172	15,150	129,845	17,622
Conversion of Class B to Class A common stock	15,101	—	16,437	—	15,150	—	17,622	—
Effect of potentially dilutive common shares	10,718	10,718	10,593	10,593	10,195	10,195	10,657	10,657
Weighted average shares used in computing net income per share, diluted	161,711	25,819	158,750	27,030	160,517	25,345	158,124	28,279
Net income per share, diluted	$0.60	$0.60	$0.52	$0.52	$1.73	$1.73	$1.49	$1.49

20	Veeva Systems Inc. | Form 10-Q

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three months ended October 31,		Nine months ended October 31,
	2020	2019	2020	2019
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	85,099	1,362,085	997,236	1,037,362

Veeva Systems Inc. | Form 10-Q	21

Note 14. Commitments and Contingencies
Litigation
IQVIA Litigation Matters
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
On March 13, 2017, we filed our answer denying IQVIA's claims and filed counterclaims in the OpenData and Network Action. Our counterclaims allege that IQVIA has abused monopoly power as the dominant provider of data products for life sciences companies to exclude Veeva OpenData and Veeva Network from their respective markets. The counterclaims allege that IQVIA has engaged in various tactics to prevent customers from using our applications and has deliberately raised costs and difficulty for customers attempting to switch from IQVIA to our data products. As amended, our counterclaims assert federal and state antitrust claims, as well as claims under California’s Unfair Practices Act and common law claims for intentional interference with contractual relations, intentional interference with prospective economic advantage, and negligent misrepresentation. The counterclaims seek injunctive relief, monetary damages exceeding $200 million, and attorneys’ fees.
On May 3, 2017, in lieu of filing an answer, IQVIA filed a motion to dismiss our counterclaims. On October 3, 2018, the court denied IQVIA’s motion to dismiss and allowed our antitrust claims to proceed. In addition, on December 3, 2018, we filed an amended answer and counterclaims. IQVIA filed its answer and affirmative defenses on December 21, 2018.
On February 18, 2020, IQVIA filed a motion for sanctions against Veeva, seeking default judgment and dismissal and, in the alternative, a negative inference at trial. Veeva responded to the motion and on October 29, 2020, a hearing was held before the Special Master appointed to assist the court with discovery and pretrial disputes. No ruling has been issued.
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
Veeva Nitro Action.
On July 17, 2019, IQVIA filed a lawsuit in the U.S. District Court for the District of New Jersey (IQVIA Inc. v. Veeva Systems Inc. (No. 2:19-cv-15517)) (“IQVIA Declaratory Action”) seeking a declaratory judgment that IQVIA is not liable to Veeva for disallowing use of IQVIA’s data products in Veeva Nitro or any later-introduced Veeva software products. The IQVIA Declaratory Action does not seek any monetary relief.
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
On September 26, 2019, the Northern District of California transferred the Veeva Nitro Action to the District of New Jersey.

22	Veeva Systems Inc. | Form 10-Q

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
Medidata Litigation Matter
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
Value-Added Reseller Agreement
We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce1 Platform in combination with our developed technology to deliver certain of our multichannel CRM applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met our first minimum order requirement commitment of $250 million, and as of October 31, 2020, we remained obligated to pay fees of at least $78 million prior to September 1, 2025 in connection with this agreement.

Veeva Systems Inc. | Form 10-Q	23

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
Total revenues consist of the following (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2020	2019	2020	2019
Subscription services
Veeva Commercial Cloud	$152,466	$115,201	$439,858	$333,591
Veeva Vault	150,472	111,559	416,817	308,596
Total subscription services	$302,938	$226,760	$856,675	$642,187
Professional services
Veeva Commercial Cloud	$29,115	$18,589	$83,109	$52,381
Veeva Vault	45,466	35,572	128,524	98,005
Total professional services	$74,581	$54,161	$211,633	$150,386
Total revenues	$377,519	$280,921	$1,068,308	$792,573

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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2020	2019	2020	2019
Revenues by geography
North America	$218,110	$153,005	$614,101	$430,441
Europe	102,440	79,832	290,257	226,026
Asia Pacific	46,178	39,057	133,039	110,560
Rest of world(1)	10,791	9,027	30,911	25,546
Total revenues	$377,519	$280,921	$1,068,308	$792,573
(1) Middle East, Africa, and Latin America

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	October 31, 2020	January 31, 2020
Long-lived assets by geography
North America	$44,825	$51,334
Europe and rest of world	5,701	2,077
Asia Pacific	3,826	1,341
Total long-lived assets	$54,352	$54,752

24	Veeva Systems Inc. | Form 10-Q

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
On November 1, 2019, we completed our acquisition of Crossix, a provider of privacy-safe patient data and data analytics. Crossix brings Veeva additional depth in patient data and data analytics. Crossix's existing data analytics offerings are complementary to our existing Commercial Cloud offerings, and we are utilizing the Crossix Data Platform to build Veeva Data Cloud, our longitudinal patient and prescriber data offering. Further, on November 7, 2019, we completed our acquisition of Physicians World, a provider of speakers bureau services for healthcare professionals. Acquiring Physicians World makes it easier for our customers to get industry leading cloud software and services from a single vendor. While we expect these acquisitions to support the continued growth of our Commercial Cloud solutions, we may encounter difficulties integrating these businesses and we may not retain existing Crossix and Physicians World customers and key Crossix and Physicians World employees to the extent we expect, which could adversely affect our business. Additionally, the legacy businesses of Crossix and Physicians World have been more negatively impacted by COVID-19 than other Veeva product lines and such negative impacts may continue.
In our fiscal year ended January 31, 2020, we derived approximately 52% and 48% of our subscription services revenues and 49% and 51% of our total revenues from our Veeva Commercial Cloud solutions and Veeva Vault solutions, respectively. For the nine months ended October 31, 2020, we derived approximately 51% and 49% of our subscription services revenues and 49% and 51% of our total revenues from our Veeva Commercial Cloud solutions and Veeva Vault solutions, respectively. The contribution of subscription services revenues and total revenues associated with our Veeva Vault solutions are expected to continue to increase as a percentage of subscription services revenues and total revenues in the future. Please note that revenues attributable to our Crossix and Physicians World businesses are classified under Veeva Commercial Cloud, which will, therefore, impact the mix of revenues between Veeva Commercial Cloud and Veeva Vault. We also offer certain of our Veeva Vault solutions to three industries outside the life sciences industry primarily in North America and Europe.
For our fiscal years ended January 31, 2020, 2019, and 2018, our total revenues were $1,104 million, $862 million and $691 million, respectively, representing year-over-year growth in total revenues of 28% in fiscal year ended January 31, 2020 and 25% in fiscal year ended January 31, 2019. For our fiscal years ended January 31, 2020, 2019, and 2018, our subscription services revenues were $896 million, $694 million, and $559 million, respectively, representing year-over-year growth in subscription services revenues of 29% in fiscal year ended January 31, 2020 and 24% in fiscal year ended January 31, 2019. Please note that our total revenues and subscription services revenues for the fiscal year ended January 31, 2020 included revenue contribution from Crossix and Physicians World, which we acquired early in the fourth quarter of the fiscal year ended January 31, 2020. We expect the growth rate of our total revenues and subscription services revenues to decline in the future. We generated net income of $301 million, $230 million, and $151 million for our fiscal years ended January 31, 2020, 2019, and 2018, respectively.

Veeva Systems Inc. | Form 10-Q	25

As of January 31, 2020, 2019, and 2018, we served 861, 719, and 625 customers, respectively. As of January 31, 2020 and 2019, we had 390 and 335 Veeva Commercial Cloud customers, respectively, and 715 and 574 Veeva Vault customers, respectively. The combined customer counts for Veeva Commercial Cloud and Veeva Vault exceed the total customer count in each year because some customers subscribe to products in both areas. Veeva Commercial Cloud customers are those customers that have at least one of the following products: Veeva CRM, Veeva CLM, Veeva CRM Approved Email, Veeva CRM Engage, Veeva Align, Veeva CRM Events Management, Veeva Nitro, Veeva Andi, Veeva OpenData, Veeva Link, or Veeva Network. Note that net new customers from Crossix and Physicians World are included in Veeva Commercial Cloud and the associated customer counts for the fiscal year ended January 31, 2020. Veeva Vault customers are those customers that have at least one Vault product. Many of our Veeva Vault applications are used by smaller, earlier stage pre-commercial companies, some of which may not reach the commercialization stage. Thus, the potential number of Veeva Vault customers is significantly higher than the potential number of Veeva Commercial Cloud customers.
For the nine months ended October 31, 2020 and 2019, our total revenues were $1,068 million and $793 million, respectively, representing period-over-period growth in total revenues of 35%. For the nine months ended October 31, 2020 and 2019, our subscription services revenues were $857 million and $642 million, respectively, representing period-over-period growth in subscription services revenues of 33%. Please note that our total revenues and subscription services revenues for the fiscal year ended January 31, 2020 included revenue contribution from Crossix and Physicians World, which we acquired early in the fourth quarter of the fiscal year ended January 31, 2020. We generated net income of $277 million and $235 million for the nine months ended October 31, 2020 and 2019, respectively.
Recent Developments
We have proposed for stockholder approval an amendment to our restated certificate of incorporation to become a Delaware public benefit corporation. The proxy statement describing our proposal may be found at the SEC’s website (http://www.sec.gov) and the associated special meeting of stockholders is scheduled to take place on January 13, 2021.
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
In response to the COVID-19 outbreak, we have shifted most of our customer, employee, and industry events to virtual-only experiences for the remainder of our fiscal year ending January 31, 2021. We have also imposed employee travel restrictions and, as of the time of this filing, many of our U.S. offices, including our corporate headquarters in Pleasanton, California, remain closed with employees working from home. With respect to offices we have opened, we have generally offered employees the option to continue working from home and many employees have chosen to do so. Many of our customers have implemented similar measures, which may limit our ability to sell or provide professional services to them over time. Customers may delay or cancel purchasing decisions or professional services projects in light of uncertainties to their businesses arising from COVID-19 or may renew their subscriptions at lower levels. To date, our Crossix and Physicians World businesses have been negatively impacted by COVID-19, and sales to certain other customer segments have been and may continue to be negatively impacted as well, including sales to pre-commercial life sciences companies, contract research organizations, medical device and cosmetics companies. We are also currently allowing customers the use of one of our products, Veeva CRM Engage Meeting, free of charge through December 31, 2020 to facilitate the ability for life sciences personnel to meet remotely with healthcare professionals. We expect a significant proportion of the customers that have been using Veeva CRM Engage Meeting free of charge to continue use for a fee, but we cannot be certain and we expect certain customers will choose to discontinue use following the end of the free offering period. We may also experience requests from customers for lengthened payment terms or less favorable billing terms that could adversely impact our financial performance. Such requests to date have not been significant

26	Veeva Systems Inc. | Form 10-Q

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
Certain impacts of the COVID-19 pandemic and resulting changes in business practice may be enduring over the long term and may result in significant changes in business practice within the technology industry, the life sciences industry, and the world economy generally. For example, the extent to which remote work will remain common practice or become increasingly prevalent after the COVID-19 pandemic ends is not certain and may have significant impacts on hiring practices, management practices, expense structures and investments, and other aspects of our business and the businesses of our customers. Similarly, the extent to which virtual meetings and interactions continue to be used or preferred in lieu of in-person interactions may significantly change business practices for us and our customers, and, in turn, may impact demand for our products and services. For example, if our customers reduce sales representatives in response to an increasing preference for virtual meetings with doctors, demand for our core CRM application may decline. On our December 1, 2020 earnings call, we indicated that we expect life sciences companies to reduce the number of sales representatives that they employ by roughly 10% over the coming year, which could negatively impact sales of our solutions, including Veeva CRM and other Commercial Cloud applications in particular, but we cannot be certain such reductions will happen or of the timing or magnitude of such reductions. At the same time, demand for our products that enable virtual interactions with doctors and clinical trial participants may increase. We cannot accurately predict how such changes may impact Veeva's results over the long term.
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

Veeva Systems Inc. | Form 10-Q	27

Components of Results of Operations
Revenues
We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training, and managed services related to our solutions. For the nine months ended October 31, 2020, subscription services revenues constituted 80% of total revenues and professional services and other revenues constituted 20% of total revenues.
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

28	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	29

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
Recent Accounting Pronouncements
Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, regarding ASC Topic 740 “Income Taxes,” which simplifies certain aspects of accounting for income taxes. The guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods within that reporting period. The Company does not expect the adoption of ASU 2019-12 to be material.

30	Veeva Systems Inc. | Form 10-Q

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
	2020	2019	2020	2019

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$302,938	$226,760	$856,675	$642,187
Professional services and other	74,581	54,161	211,633	150,386
Total revenues	377,519	280,921	1,068,308	792,573
Cost of revenues(1):
Cost of subscription services	45,845	31,964	132,457	93,822
Cost of professional services and other	57,152	41,365	162,624	115,228
Total cost of revenues	102,997	73,329	295,081	209,050
Gross profit	274,522	207,592	773,227	583,523
Operating expenses(1):
Research and development	79,992	52,575	212,282	148,694
Sales and marketing	57,982	45,524	172,909	130,962
General and administrative	35,243	28,693	109,085	78,042
Total operating expenses	173,217	126,792	494,276	357,698
Operating income	101,305	80,800	278,951	225,825
Other income, net	3,455	9,141	9,750	22,634
Income before income taxes	104,760	89,941	288,701	248,459
Provision for income taxes	7,801	7,696	11,621	13,523
Net income	$96,959	$82,245	$277,080	$234,936
(1) Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,149	$560	$3,700	$1,528
Cost of professional services and other	7,510	4,825	19,902	12,261
Research and development	17,685	9,899	45,523	25,732
Sales and marketing	10,711	6,882	30,089	19,207
General and administrative	11,918	7,155	36,032	19,719
Total stock-based compensation	$48,973	$29,321	$135,246	$78,447

Revenues

	Three months ended October 31,			Nine months ended October 31,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Revenues:
Subscription services	$302,938	$226,760	34%	$856,675	$642,187	33%
Professional services and other	74,581	54,161	38%	211,633	150,386	41%
Total revenues	$377,519	$280,921	34%	$1,068,308	$792,573	35%
Percentage of revenues:
Subscription services	80%	81%		80%	81%
Professional services and other	20	19		20	19
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended October 31, 2020 increased $97 million, of which $76 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $39 million of subscription services revenue attributable to Veeva Vault solutions and $37 million of subscription services revenue attributable to Veeva Commercial Cloud solutions, which includes the contribution from Crossix. The geographic mix of subscription services revenues was 56% from North America and 27% from Europe for the three months ended

Veeva Systems Inc. | Form 10-Q	31

October 31, 2020 as compared to subscription services revenues of 53% from North America and 28% from Europe for the three months ended October 31, 2019.
Professional services and other revenues for the three months ended October 31, 2020 increased $20 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions, and, to a lesser extent, professional services revenues associated with our acquired businesses. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our Veeva Vault solutions. The geographic mix of professional services and other revenues was 64% from North America and 29% from Europe for the three months ended October 31, 2020 as compared to 59% from North America and 32% from Europe for the three months ended October 31, 2019.
Total revenues for the nine months ended October 31, 2020 increased $276 million, of which $214 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $108 million of subscription services revenue attributable to Veeva Vault solutions and $106 million of subscription services revenue attributable to Veeva Commercial Cloud solutions, which includes the contribution from Crossix. The geographic mix of subscription services revenues was 56% from North America and 26% from Europe for the nine months ended October 31, 2020 as compared to subscription services revenues of 53% from North America and 28% from Europe for the nine months ended October 31, 2019.
Professional services and other revenues for the nine months ended October 31, 2020 increased $61 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions, and, to a lesser extent, professional services revenues associated with our acquired businesses. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our Veeva Vault solutions. The geographic mix of professional services and other revenues was 63% from North America and 30% from Europe for the nine months ended October 31, 2020 as compared to 59% from North America and 32% from Europe for the nine months ended October 31, 2019.
Over time, we expect the proportion of our total revenues from professional services to decrease.
Costs and Expenses

	Three months ended October 31,			Nine months ended October 31,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$45,845	$31,964	43%	$132,457	$93,822	41%
Cost of professional services and other	57,152	41,365	38%	162,624	115,228	41%
Total cost of revenues	$102,997	$73,329	40%	$295,081	$209,050	41%
Gross margin percentage:
Subscription services	85%	86%		85%	85%
Professional services and other	23%	24%		23%	23%
Total gross margin percentage	73%	74%		72%	74%
Gross profit	$274,522	$207,592	32%	$773,227	$583,523	33%

Cost of revenues for the three months ended October 31, 2020 increased $30 million, of which $14 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase of $4 million in data acquisition costs related to the Crossix acquisition. There was an increase of $3 million in employee compensation-related costs (includes an increase of $1 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. Additionally, there was an increase of $2 million in fees paid to salesforce.com, driven by an increase in the number of end users of our subscription services, and an increase in computing infrastructure costs.
Cost of professional services and other for the three months ended October 31, 2020 increased $16 million, primarily due to a $15 million increase in employee compensation-related costs (includes an increase of $3 million

32	Veeva Systems Inc. | Form 10-Q

stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period.
Gross margin for the three months ended October 31, 2020 and 2019 was 73% and 74%, respectively. The decrease compared to the prior period is largely due to the products and services of our acquired businesses, which have lower gross margins than our core products and services.
Cost of revenues for the nine months ended October 31, 2020 increased $86 million, of which $39 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase of $11 million in data acquisition costs related to the Crossix acquisition. There was an increase of $9 million in employee compensation-related costs (includes an increase of $2 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. Additionally, there was an increase of $5 million in fees paid to salesforce.com, driven by an increase in the number of end users of our subscription services, and an increase of $6 million in computing infrastructure costs. We expect cost of subscription services to increase in absolute dollars in the near term due to increased usage of our subscription services and increased data costs related to our Veeva Data Cloud offering.
Cost of professional services and other for the nine months ended October 31, 2020 increased $47 million, primarily due to a $42 million increase in employee compensation-related costs (includes an increase of $8 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. We expect cost of professional services and other to increase in absolute dollars in the near term as we add personnel to our global professional services organization.
Gross margin for the nine months ended October 31, 2020 and 2019 was 72% and 74%, respectively. The decrease compared to the prior period is largely due to the products and services of our acquired businesses, which have lower gross margins than our core products and services.
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
Research and Development

	Three months ended October 31,			Nine months ended October 31,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Research and development	$79,992	$52,575	52%	$212,282	$148,694	43%
Percentage of total revenues	21%	19%		20%	19%

Research and development expenses for the three months ended October 31, 2020 increased $27 million, primarily due to an increase of $21 million in employee compensation-related costs (includes an increase of $8 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. The expansion of our headcount in research and development is to support development work for the increased number of products that we offer or may offer in the future.
Research and development expenses for the nine months ended October 31, 2020 increased $64 million, primarily due to an increase of $52 million in employee compensation-related costs (includes an increase of $20 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. The expansion of our headcount in research and development is to support development work for the increased number of products that we offer or may offer in the future.

Veeva Systems Inc. | Form 10-Q	33

We expect research and development expenses to increase in absolute dollars and may increase as a percentage of revenue in the near term, primarily due to higher headcount as we continue to invest in our solutions and develop new technologies and as we experience the full impact of additional research and development headcount and expenses associated with our acquired businesses.
Sales and Marketing

	Three months ended October 31,			Nine months ended October 31,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Sales and marketing	$57,982	$45,524	27%	$172,909	$130,962	32%
Percentage of total revenues	15%	16%		16%	17%

Sales and marketing expenses for the three months ended October 31, 2020 increased $12 million, primarily due to an increase of $13 million in employee compensation-related costs (includes an increase of $4 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. This was partially offset by the decrease in marketing program spend and related travel and entertainment costs of $5 million primarily related to travel and meeting restrictions associated with COVID-19.
Sales and marketing expenses for the nine months ended October 31, 2020 increased $42 million, primarily due to an increase of $39 million in employee compensation-related costs (includes an increase of $11 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. There was an additional increase of $7 million in amortization of purchased intangibles related to our acquired businesses. This was partially offset by a $6 million decrease in travel and entertainment costs primarily related to travel and meeting restrictions associated with COVID-19.
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
General and Administrative

	Three months ended October 31,			Nine months ended October 31,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
General and administrative	$35,243	$28,693	23%	$109,085	$78,042	40%
Percentage of total revenues	9%	10%		10%	10%

General and administrative expenses for the three months ended October 31, 2020 increased $7 million, primarily due to an increase of $8 million in employee compensation-related costs (includes an increase of $5 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. The increases were partially offset by a $2 million decrease in legal fees associated with litigation and acquisition activity during the prior year.
General and administrative expenses for the nine months ended October 31, 2020 increased $31 million, primarily due to an increase of $26 million in employee compensation-related costs (includes an increase of $16 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period.
We expect general and administrative expenses to continue to grow in absolute dollars in the near term as a result of employee-related expense as we increase our headcount, and as we continue to invest in our business and infrastructure. Such business and infrastructure costs include increases in third-party fees, particularly in relation to

34	Veeva Systems Inc. | Form 10-Q

the matters described in note 14 of the notes to our condensed consolidated financial statements, and headcount in our finance, IT, legal, and employee success functions.
Other Income, Net

	Three months ended October 31,			Nine months ended October 31,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Other income, net	$3,455	$9,141	(62)%	$9,750	$22,634	(57)%

Other income, net for the three months ended October 31, 2020 decreased $6 million, primarily due to $2 million in net amortization of investments. There was an additional decrease in interest and other income of $3 million driven by lower interest rates.
Other income, net for the nine months ended October 31, 2020 decreased $13 million, primarily due to $5 million in net amortization of investments. There was an additional decrease in interest and other income of $6 million driven by lower interest rates.
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
Provision for Income Taxes

	Three months ended October 31,			Nine months ended October 31,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Income before income taxes	$104,760	$89,941	16%	$288,701	$248,459	16%
Provision for income taxes	$7,801	$7,696	1%	$11,621	$13,523	(14)%
Effective tax rate	7.4%	8.6%		4.0%	5.4%

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
For the three months ended October 31, 2020 and 2019, our effective tax rates were 7.4% and 8.6%, respectively. During the three months ended October 31, 2020 as compared to the prior year period, our effective tax rate decreased primarily due to the increase in excess tax benefits related to equity compensation. We recognized such tax benefits in our provision for income taxes of $17 million and $9 million for the three months ended October 31, 2020 and 2019, respectively.
For the nine months ended October 31, 2020 and 2019, our effective tax rates were 4.0% and 5.4%, respectively. During the nine months ended October 31, 2020 as compared to the prior year period, our effective tax rate decreased primarily due to the increase in excess tax benefits related to equity compensation. We recognized such tax benefits in our provision for income taxes of $59 million and $40 million for the nine months ended October 31, 2020 and 2019, respectively.
Non-GAAP Financial Measures
In our public disclosures, we have provided non-GAAP measures, which we define as financial information that has not been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. In

Veeva Systems Inc. | Form 10-Q	35

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

36	Veeva Systems Inc. | Form 10-Q

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended October 31,		Nine months ended October 31,
	2020	2019	2020	2019

	(in thousands)
Operating income on a GAAP basis	$101,305	$80,800	$278,951	$225,825
Stock-based compensation expense	48,973	29,321	135,246	78,447
Amortization of purchased intangibles	5,256	1,490	15,437	4,573
Operating income on a non-GAAP basis	$155,534	$111,611	$429,634	$308,845
Net income on a GAAP basis	$96,959	$82,245	$277,080	$234,936
Stock-based compensation expense	48,973	29,321	135,246	78,447
Amortization of purchased intangibles	5,256	1,490	15,437	4,573
Income tax effect on non-GAAP adjustments(1)	(25,587)	(17,662)	(80,650)	(56,088)
Net income on a non-GAAP basis	$125,601	$95,394	$347,113	$261,868
Diluted net income per share on a GAAP basis	$0.60	$0.52	$1.73	$1.49
Stock-based compensation expense	0.30	0.18	0.84	0.50
Amortization of purchased intangibles	0.03	0.01	0.10	0.02
Income tax effect on non-GAAP adjustments(1)	(0.15)	(0.11)	(0.51)	(0.35)
Diluted net income per share on a non-GAAP basis	$0.78	$0.60	$2.16	$1.66
(1) For the three and nine months ended October 31, 2020 and 2019, we used an estimated annual effective non-GAAP tax rate of 21%

Liquidity and Capital Resources

	Three months ended October 31,		Nine months ended October 31,
	2020	2019	2020	2019

	(in thousands)
Net cash provided by operating activities	$95,403	$61,504	$482,895	$398,266
Net cash (used in) provided by investing activities	(262,586)	2,729	(354,727)	(61,614)
Net cash provided by financing activities	6,265	1,366	24,825	7,889
Effect of exchange rate changes on cash and cash equivalents	(599)	(487)	2,683	(2,931)
Net change in cash and cash equivalents	$(161,517)	$65,112	$155,676	$341,610

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. As of October 31, 2020, our cash, cash equivalents, and short-term investments totaled $1.6 billion, of which $35 million represented cash and cash equivalents held outside of the United States.
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

Veeva Systems Inc. | Form 10-Q	37

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
Net cash provided by operating activities was $95 million for the three months ended October 31, 2020 compared to $62 million provided by operating activities for the three months ended October 31, 2019. The $34 million increase was primarily due to increased sales and the related cash collections partially offset by the timing of renewal billings.
Net cash provided by operating activities was $483 million for the nine months ended October 31, 2020 compared to $398 million provided by operating activities for the nine months ended October 31, 2019. The $85 million increase in operating cash flow was primarily due to increased sales and the related cash collections.
The cash flows from operating activities for the nine months ended October 31, 2020 represent a significant portion of the cash flows from operating activities that we expect for the remainder of the fiscal year ending January 31, 2021. As a result, we expect cash flows from operating activities to be substantially less in the fiscal quarter ending January 31, 2021.
Cash Flows from Investing Activities
The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Net cash used in investing activities was $263 million for the three months ended October 31, 2020 compared to $3 million provided by investment activities for the three months ended October 31, 2019. The $265 million increase in cash used in investing activities was mainly due to the increase in net purchases of investments.
Net cash used in investing activities was $355 million for the nine months ended October 31, 2020 compared to $62 million used in investing activities for the nine months ended October 31, 2019. The $293 million increase in cash used in investing activities was mainly due to the purchases of short-term investments.

Cash Flows from Financing Activities
The cash flows from financing activities relate primarily to stock option exercises.
Net cash provided by financing activities was $6 million for the three months ended October 31, 2020 compared to $1 million provided by financing activities for the three months ended October 31, 2019. The $5 million increase in cash provided by financing activities is primarily related to an increase in proceeds from employee stock option exercises resulting from both an increase in stock option exercise volume and a higher aggregate average exercise price during the period.

38	Veeva Systems Inc. | Form 10-Q

Net cash provided by financing activities was $25 million for the nine months ended October 31, 2020 compared to $8 million provided by financing activities for the nine months ended October 31, 2019. The $17 million increase in cash provided by financing activities is primarily related to an increase in proceeds from employee stock option exercises resulting from both an increase in stock option exercise volume and a higher aggregate average exercise price during the period.
Commitments
Our principal commitments consist of obligations for minimum payment commitments to salesforce.com, and leases for office space and data centers. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met our first minimum order commitment of $250 million and have a remaining purchase commitment of $78 million, as of October 31, 2020, that must be made by September 1, 2025.
As of October 31, 2020, the future non-cancelable minimum payments under these commitments were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

	(in thousands)
Salesforce.com commitments	$78,253	$—	$—	$—	$78,253
Operating lease obligations	67,232	3,192	21,503	15,437	27,100
Finance lease obligations	628	269	359	—	—
Total	$146,113	$3,461	$21,862	$15,437	$105,353

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms, related services, and the approximate timing of the transaction. Obligations under agreements that we can cancel without a significant penalty are not included in the table.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
There have been no material changes to our critical accounting policies and estimates during the three and nine months ended October 31, 2020 as compared to the those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

Veeva Systems Inc. | Form 10-Q	39

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Japanese Yen, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement of our foreign currency monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the three and nine months ended October 31, 2020, we had foreign currency gains of $1 million and losses of $2 million, respectively. For the three and nine months ended October 31, 2019, we had foreign currency gains of $1 million and losses that were immaterial, respectively.
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
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $1.6 billion as of October 31, 2020. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, foreign government bonds, and agency mortgage-backed securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $11 million market value reduction in our investment portfolio as of October 31, 2020. An immediate decrease of 100-basis points in interest rates would have increased the market value by $4 million as of October 31, 2020. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

40	Veeva Systems Inc. | Form 10-Q

ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
From time to time, we may be involved in legal proceedings and subject to claims incident to the ordinary course of business. For information regarding certain current legal proceedings, see note 14 of the notes to our condensed consolidated financial statements, which is incorporated herein by reference. In addition to the legal proceedings referenced in note 14, we are involved in the following additional legal proceedings which may be material to our business.
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
On October 31, 2019, as to Veeva's claims against IQVIA, the trial court's earlier dismissal was reversed by the court of appeals and the case was reassigned to a new trial court judge. On February 26, 2020, IQVIA answered our complaint.  The court has set a bench trial date of June 25, 2021 with respect to Veeva’s claims against IQVIA.
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
Summary of Risk Factors
The below is a summary of principal risks to our business and risks associated with ownership of our stock. It is only a summary. You should read the more detailed discussion of risks set forth below and elsewhere in this report for a more complete discussion of the risks listed below and other risks.
•The worldwide outbreak of COVID-19 may negatively impact our business and our stock price.
•If our security measures are breached or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce the use of or stop using our solutions, and we may incur significant liabilities.
•The markets in which we participate are highly competitive, and if we do not compete effectively, our business and operating results could be adversely affected.
•If our newer solutions are not successfully adopted by new and existing customers, the growth rate of our revenues and operating results will be adversely affected.
•We expect our revenue growth rates to decline in future periods and, as our costs increase, we may not be able to sustain the same level of profitability we have achieved in the past.
•Our revenues are relatively concentrated within a small number of key customers, and the loss of one or more of such key customers could cause our revenues to decline.
•Nearly all of our revenues are generated by sales to customers in the life sciences industry, and factors that adversely affect this industry could also adversely affect us.
•If the third-party providers of healthcare reference data and prescription drug sales data do not allow our customers to upload and use such data in our solutions, the demand for our solutions may decrease, and our business may be negatively impacted.
•We rely on third-party providers for computing infrastructure, secure network connectivity, and other technology-related services needed to deliver our cloud solutions, and any disruption in the services provided by them could adversely affect our business and subject us to liability.
•Because key and substantial portions of our multichannel CRM applications are built on salesforce.com’s Salesforce1 Platform, we are dependent upon salesforce.com to provide these solutions to our customers and we are bound by the restrictions of our agreement with salesforce.com, which limits the markets to which we may sell our Veeva CRM solution.
•We are currently being sued by third parties for alleged misappropriation of trade secrets. We may suffer damages or other harm from these lawsuits and we may be sued for infringement or misappropriation of third-party intellectual property in the future.
•We have asked stockholders to approve our conversion to a Delaware public benefit corporation at a special meeting scheduled for January 13, 2021. While our board of directors believes that our conversion to a public benefit corporation is in the best interest of stockholders, conversion may not result in the benefits that we anticipate, will require our directors to balance the interest of stockholders with other interests, and may subject us to legal uncertainty and other risks.
•Until its expiration on October 15, 2023, the dual-class structure of our common stock has the effect of concentrating voting control with certain individuals and their affiliates, which will limit or preclude the ability of our investors to influence corporate matters.

Veeva Systems Inc. | Form 10-Q	43

Risks Related to Our Business
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
In response to the COVID-19 outbreak, we have shifted most of our customer, employee, and industry events to virtual-only experiences for the remainder of our fiscal year ending January 31, 2021. We have also imposed employee travel restrictions and, as of the time of this filing, many of our U.S. offices, including our corporate headquarters in Pleasanton, California, remain closed with employees working from home. With respect to offices we have opened, we have generally offered employees the option to continue working from home and many employees have chosen to do so. Many of our customers have implemented similar measures, which may limit our ability to sell or provide professional services to them over time. Customers may delay or cancel purchasing decisions or professional services projects in light of uncertainties to their businesses arising from COVID-19 or renew their subscriptions at lower levels. To date, our Crossix and Physicians World businesses have been negatively impacted by COVID-19, and sales to certain other customer segments have been and may continue to be negatively impacted as well, including sales to pre-commercial life sciences companies, contract research organizations, medical device and cosmetics companies. We are also currently allowing customers to use one of our products, Veeva CRM Engage Meeting, free of charge through December 31, 2020 to facilitate the ability for life sciences personnel to meet remotely with healthcare professionals. We expect a significant proportion of the customers that have been using Veeva CRM Engage Meeting free of charge to continue use for a fee, but we cannot be certain, and we expect certain customers will choose to discontinue use following the end of the free offering period. We may also experience requests from customers for lengthened payment terms or less favorable billing terms that could adversely impact our financial performance. Such requests to date have not been significant but may increase in the future. Due to our subscription-based business model, the effect of COVID-19, and any impact to our sales efforts, may not be fully reflected in our results of operations until future periods, if at all.
Certain impacts of the COVID-19 pandemic and resulting changes in business practice may be enduring over the long term and may result in significant changes in business practice within the technology industry, the life sciences industry, and the world economy generally. For example, the extent to which remote work will remain common practice or become increasingly prevalent after the COVID-19 pandemic ends is not certain and may have significant impacts on hiring practices, management practices, expense structures and investments, and other aspects of our business and the businesses of our customers. Similarly, the extent to which virtual meetings and interactions continue to be used or preferred in lieu of in-person interactions may significantly change business practices for us and our customers, and, in turn, may impact demand for our products and services. For example, if our customers reduce sales representatives in response to an increasing preference for virtual meetings with doctors, demand for our core CRM application may decline. On our December 1, 2020 earnings call, we indicated that we expect life sciences companies to reduce the number of sales representatives that they employ by roughly 10% over the coming year, which could negatively impact sales of our solutions, including Veeva CRM and other Commercial Cloud applications in particular, but we cannot be certain such reductions will happen or of the timing or magnitude of such reductions. At the same time, demand for our products that enable virtual interactions with doctors and clinical trial participants may increase. We cannot accurately predict how such changes may impact Veeva's results over the long term.
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

44	Veeva Systems Inc. | Form 10-Q

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
The markets for our solutions are highly competitive. In new sales cycles within our largest product categories, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. The principal such competitor for our Veeva Commercial Cloud applications is IQVIA Inc., which offers a CRM application built on the Salesforce1 Platform, various data products, and other applications. A significant Veeva CRM customer recently launched a project to implement IQVIA's competitive software offering for portions of its CRM users. The scope of that deployment may expand resulting in further losses of revenue within our Veeva CRM business, or we may lose additional Veeva CRM users or customers in the future. No single vendor offers products that compete with all of our Veeva Vault applications, but IQVIA, Medidata Solutions, Inc. (acquired by Dassault Systèmes in 2019), OpenText Corporation, Oracle Corporation, and other smaller application providers offer applications that compete with certain of our Veeva Vault applications. Our Commercial Cloud and Veeva Vault application suites also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use cloud-based applications or platforms that are not life sciences specific—such as Box.com, Amazon Web Services, or Microsoft—for certain of the functions our applications provide. Our data and data analytics products, including our recently announced Veeva Data Cloud offering, compete with IQVIA and other smaller data providers. Our professional services offerings compete with a range of professional services firms, including at times some of our partners. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.
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

Veeva Systems Inc. | Form 10-Q	45

If our newer solutions are not successfully adopted by new and existing customers, the growth rate of our revenues and operating results will be adversely affected.
Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions, including solutions we introduced relatively recently and have limited experience selling. It is uncertain whether these newer solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected overall growth. For example, we do not have experience selling our Veeva Data Cloud offering for longitudinal patient and prescriber data, our MyVeeva for Patients solution that will enable remote patient interactions for clinical trials, or our MyVeeva for Doctors solution, that will facilitate more efficient communications between health care practitioners and life sciences companies, and we have limited experience selling our products to companies outside the life sciences industry. We cannot be certain that we will be successful with respect to newer solutions and markets. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions or to develop other new solutions and make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.
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

46	Veeva Systems Inc. | Form 10-Q

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
Our rapid growth has placed, and will continue to place, a significant strain on our management capabilities, administrative and operational infrastructure, facilities, IT, and other resources. We anticipate that additional investments in our facilities and computing infrastructure will be required to scale our operations. To effectively manage growth, we must continue to: improve our key business applications, processes, and computing infrastructure; enhance information and communication systems; and ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees (an increasing portion of whom are working remotely). These enhancements and improvements will require additional investments and allocation of valuable management and employee time and resources. Failure to effectively manage growth could result in difficulty or delays in deploying our solutions, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.
We have in the past acquired and may in the future seek to acquire or invest in businesses, solutions or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. For example, in November 2019 we acquired Crossix, a provider of privacy-safe patient data and data analytics, and Physicians World, a provider of speakers bureau services for healthcare professionals. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
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
•costs, liabilities, or accounting charges associated with the acquisition;
•difficulty integrating the privacy, data security, and accounting systems, operations, and personnel of the acquired business;
•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

Veeva Systems Inc. | Form 10-Q	47

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

48	Veeva Systems Inc. | Form 10-Q

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
In our fiscal year ended January 31, 2020, we derived approximately 52% of our subscription services revenues and approximately 49% of our total revenues from our Veeva Commercial Cloud solutions. In the three months ended October 31, 2020, we derived approximately 50% of our subscription services revenues and approximately 48% of our total revenues from our Veeva Commercial Cloud solutions. A significant percentage of the subscription services revenues for our Veeva Commercial Cloud solutions is derived from subscriptions for our core CRM application. We have, however, realized substantial sales penetration of the available market for our core Veeva CRM application among pharmaceutical and biotechnology companies. If we are not able to sell additional user subscriptions for our core CRM application, if we fail to renew existing subscriptions for our core CRM application, or if subscription levels for our core CRM application are reduced at renewal (as a result of reductions in sales representatives that use our solutions, change in demand for our solutions, or for other reasons), the growth of our Veeva Commercial Cloud revenues may be negatively impacted. On our December 1, 2020 earnings call, we indicated that we expect life sciences companies to reduce the number of sales representatives that they employ by roughly 10% over the coming year, which could negatively impact sales of Veeva CRM and other Commercial Cloud applications in particular, but we cannot be certain such reductions will happen or of the timing or magnitude of such reductions.
Changes in our senior management team or other key personnel could have a negative effect on our ability to execute our business strategy.
Our success depends in a large part upon the continued service of our senior management team or other key personnel. In particular, our founder and Chief Executive Officer, Peter P. Gassner, is critical to our vision, strategic direction, culture, products, and technology. We do not maintain key-man insurance for Mr. Gassner or any other member of our senior management team. In addition, we have recently announced changes to our senior leadership team. For example, in August 2019, we announced the planned retirement of our Chief Financial Officer, Timothy S. Cabral, and on September 1, 2020, we appointed his successor, Brent Bowman. Such leadership transitions can be inherently difficult to manage, and an unsuccessful transition may cause disruption to our business. In addition, change in the senior management team may create uncertainty among investors concerning Veeva’s future direction and performance. Any disruption in our operations or uncertainty around our ability to execute could have an adverse effect on our business, financial condition, or results of operations.
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

Veeva Systems Inc. | Form 10-Q	49

maintain high-quality support, could adversely affect our reputation, our ability to sell our solutions to existing and prospective customers, and our business and operating results.
Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.
In our fiscal quarter ended October 31, 2020, customers outside North America accounted for approximately 42% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
•the need and expense to localize and adapt our solutions for specific countries, including translation into foreign languages, and ensuring that our solutions enable our customers to comply with local life sciences industry laws and regulations;
•data privacy and data sovereignty laws which require that customer data be stored and processed in a designated territory;
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

50	Veeva Systems Inc. | Form 10-Q

can result in fines or penalties. In the event of criminal knowing and willful violations of these laws, fines and possible incarceration for responsible employees and managers could be imposed.
Our estimate of the market size for our solutions we have provided publicly may prove to be inaccurate, and even if the market size is accurate, we cannot assure you that our business will serve a significant portion of the market.
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
•Consolidation of companies within the life sciences industry—Consolidation within the life sciences industry has accelerated in recent years, and this trend could continue. We have in the past, and may in the future, suffer reductions in user subscriptions or non-renewal of customer subscription orders due to industry consolidation. We may not be able to expand sales of our solutions and services to new customers enough to counteract any negative impact of company consolidation on our business. In addition, new companies that result from such consolidation may decide that our solutions are no longer needed because of their own internal processes or alternative solutions. As these companies consolidate, competition to provide solutions and services will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry participants may also try to use their market power to negotiate price reductions for our solutions. If consolidation of our larger customers occurs, the combined company may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on the combined company’s revenues to continue to achieve growth. In addition, if large life sciences companies merge, it would have the potential to reduce per unit pricing for our solutions for the merged companies or to reduce demand for one or more of our solutions as a result of potential personnel reductions over time.

Veeva Systems Inc. | Form 10-Q	51

•Bankruptcy within the life sciences industry—Life sciences companies, and in particular our earlier-stage customers with pre-commercial treatments in clinical trials, may be unsuccessful and may subsequently declare bankruptcy.
•Changes in market conditions and practices within the life sciences industry—The expiration of key patents, the implications of precision medicine treatments, changes in the practices of prescribing physicians and patients (including the move to digital means of interaction—from wearables to digital pharmacies, among others), changes with respect to payer relationships, the policies and preferences of healthcare professionals and healthcare organizations with respect to the sales and marketing efforts of life sciences companies, changes in the regulation of the sales and marketing efforts and pricing practices of life sciences companies, and other factors such as the impact of COVID-19, could lead to a significant reduction in sales representatives that use our solutions or otherwise change the demand for our solutions. For example, on our December 1, 2020 earnings call we indicated that we expect life sciences companies to reduce the number of sales representatives that they employee by roughly 10% over the coming year, which could negatively impact sales of our solutions, including Veeva CRM and other Commercial Cloud applications in particular, but we cannot be certain such reductions will happen or of the magnitude of such reductions. Changes in public perception regarding the practices of the life sciences industry may result in political pressure to increase the regulation of life sciences companies in one or more of the areas described above, which may negatively impact demand for our solutions.
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

52	Veeva Systems Inc. | Form 10-Q

following our November 2019 acquisition, are used by our customers to assist with their reporting obligations under the Sunshine Act. If our solutions and services fail to assist our customers to meet such reporting obligations in a timely and accurate manner, demand for our solutions could decrease, which could adversely affect our business.
As we increase the number of products we offer and the number of countries in which we offer solutions, the complexity of adjusting our solutions to comply with legal and regulatory changes will increase. This complexity is exacerbated as emerging countries evolve and enhance their own regulations and regulatory regimens. If we are unable to effectively manage this increase or if we are not able to provide solutions that can be used in compliance with applicable laws and regulations, customers may be unwilling to use our solutions, and any such non-compliance could result in the termination of our customer agreements or claims arising from such agreements with our customers.
We have in the past and may in the future be subject to inspections or audits by government agencies or other regulatory bodies to verify our customers' compliance with applicable laws, regulations, or GxP principles.
Additionally, any failure of our customers to comply with laws and regulations applicable to the functions for which our solutions are used could result in investigations by regulatory authorities, fines, penalties, or claims for substantial damages against our customers that may harm our business or reputation. If such failure were allegedly caused by our solutions or services, our customers may make a claim for damages against us, regardless of our responsibility for the failure. We may be subject to investigations and lawsuits that, even if unsuccessful, could divert our resources and our management’s attention and adversely affect our business and customer relationships, and our insurance coverage may not be sufficient to cover such claims against us.
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
For example, in the United States, the U.S. Department of Health and Human Services promulgated privacy and security rules under HIPAA that cover protected health information ("PHI") by limiting use and disclosure, giving individuals the right to access, amend, and seek accounting of their PHI, and limiting most use and disclosures of their PHI to the minimum amount reasonably necessary to accomplish the intended purposes. Certain of our customers may be either business associates or covered entities under HIPAA. For example, while HIPAA does not apply to pharmaceutical companies or adverse event reporting, some of our customers may be university hospitals that conduct research as well as provide medical care and do not segregate their IT systems, causing them to fall under the HIPAA regulatory regime. Furthermore, we have expanded our offerings to work more directly with clinical research sites who process PHI. Therefore, we must comply with HIPAA to the extent that PHI is introduced into our solutions by our customers and maintain a HIPAA compliance program.
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

Veeva Systems Inc. | Form 10-Q	53

California enacted the California Consumer Privacy Act of 2018 ("CCPA"), which took effect on January 1, 2020 and has been enforceable since July 1, 2020, and which broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations. We are a service provider and business under CCPA for our software solutions and data products, respectively. The implementing regulations came into effect on August 14, 2020 and more regulations may follow. Due to the uncertainty of application of certain provisions, the consequences of the CCPA on our solutions remain unclear. Furthermore, the California Privacy Rights Act (“CPRA”) significantly amends and expands the CCPA and could impact our business. The CPRA takes effect in January 2023. Several other states have signed into law or are intending to enact laws regarding requirements on personal information. There is also the potential for the U.S. federal government to pass data privacy laws in 2021. These regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management practices and to incur substantial expense in order to comply. Furthermore, Canada recently introduced a reform of its privacy laws that, if passed, may require us to modify our data management practices and to incur substantial expense in order to comply.
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
Furthermore, in Brazil, we need to comply with a new data privacy legislation known as Lei Geral de Proteção de Dados (or LGPD). Compliance with LGPD has and will continue to require management and employee time and resources, and failure to comply with LGPD could include severe penalties and could reduce demand for our solutions.
Regarding data transfer, the European Court of Justice invalidated the EU-U.S. Privacy Shield Framework on July 16, 2020, which required Veeva to again rely solely on the EU Standard Contractual Clauses, often also referred to as Model Clauses, to ensure that our European customers have the appropriate legal mechanisms in place for their personal data to be accessed within the United States. This decision has generated questions for our customers which has required management and employee time and resources to respond. The status of personal data from the United Kingdom after the Brexit transition period ends on December 31, 2020 is still in question as the on-going discussions between the European Commission and the United Kingdom have not yet determined a workable solution. Such political uncertainty regarding data transfer may require additional management attention and investment depending on the outcomes.
There is a trend toward countries enacting data localization or other country specific requirements which are not particularly compatible with the cloud computing model. For example, Russia’s localization law (Federal Law No. 242-FZ) requires that the source of data for Russian nationals collected on Russian territory must be stored in Russia. We are also monitoring the impact of China’s cyber security law and its related implementation rules, which are not yet finalized. New Zealand updated its data privacy law on December 1, 2020 with new implications on extraterritorial data transfers. Depending on the final enacted implementation rules, localization of certain types of data and restrictions on cross-border transfers may apply. In addition, French law requires that services providers be certified in order to host health data (“hébergeurs de données de santé” or “HDS”) under the Article L.111-8 of the French Public Health Code. Understanding and implementing such country specific certifications on top of our internationally recognized security certifications could require additional investment and management attention and may subject us to significant liabilities if we do not comply with particular requirements.
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

54	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	55

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
Because key and substantial portions of our multichannel CRM applications are built on salesforce.com’s Salesforce1 Platform, we are dependent upon salesforce.com to provide these solutions to our customers and we are bound by the restrictions of our agreement with salesforce.com, which limits the markets to which we may sell our Veeva CRM solution.
Our Veeva CRM application and certain portions of the multichannel CRM applications that complement our Veeva CRM application are developed on or utilize the Salesforce1 Platform of salesforce.com, and we are dependent upon the continued use of the Salesforce1 Platform as combined with the proprietary aspects of our multichannel CRM applications.
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

56	Veeva Systems Inc. | Form 10-Q

While our agreement with salesforce.com, subject to certain exceptions, including pre-existing arrangements, provides that salesforce.com will not position, develop, promote, invest in, or acquire applications directly competitive to the Veeva CRM application for sales automation that directly target drug makers in the pharmaceutical and biotechnology industry or the pharma/biotech industry, our remedy for a breach of this commitment by salesforce.com would be to terminate the agreement, or continue the agreement but be released from our minimum order commitments from the date of salesforce.com’s breach forward. While our agreement with salesforce.com also restricts salesforce.com from competing with us with respect to sales opportunities for sales automation solutions for the pharma/biotech industry unless such competition has been pre-approved by salesforce.com’s senior management based on certain criteria specified in the agreement, and imposes certain limits on salesforce.com from entering into new arrangements after March 3, 2014 that are similar to ours with other parties with respect to sales automation applications for the pharma/biotech industry, it does not restrict a salesforce.com customer’s ability (or the ability of salesforce.com on behalf of a specific salesforce.com customer) to customize or configure the Salesforce1 Platform, and our remedy for a breach of these restrictions by salesforce.com would be to terminate the agreement, or continue the agreement but be released from our minimum order commitments from the date of salesforce.com’s breach forward. Some current or potential customers of ours may choose to build custom solutions using the Salesforce1 Platform rather than buying our solutions.
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
In addition to our employment of the Salesforce1 Platform through our agreement with salesforce.com, our solutions incorporate or utilize certain third-party software and software components obtained under licenses from other companies. We also utilize third-party software and tools in the development process for our solutions, to manage and monitor our computing infrastructure, and to provide professional services and support our customers. For example, our Veeva CRM Engage Meeting application utilizes a purpose-built partner tool from Zoom Video Communications, Inc., which is critical to the application's functionality, and we use third-party software for the intake and management of customer support requests. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties. In addition, if the third-party software we utilize has errors, security vulnerabilities, or otherwise malfunctions, the functionality of our solutions may be negatively impacted and our business may suffer.
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

Veeva Systems Inc. | Form 10-Q	57

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
While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. We expect our longer-term revenue growth rate will decline. In our fiscal years ended January 31, 2018, 2019, and 2020, our total revenues grew by 25%, 25%, and 28% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2018, 2019, and 2020, our subscription services revenues grew by 27%, 24%, and 29% respectively, as compared to subscription services revenues from the prior fiscal years. Please note that our total revenues and subscription services revenues for the fiscal year ended January 31, 2020 included revenue contribution from Crossix and Physicians World, which we acquired early in the fourth quarter of the fiscal year ended January 31, 2020. In our fiscal quarter ended October 31, 2020, our total revenues grew by 34% as compared to the same quarterly period last year. Our total revenues and subscription services revenue growth rates have declined in the past, and we expect them to decline again in the future. If we are unable to maintain consistent revenue growth, it may adversely impact our profitability and the value of our Class A common stock.
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
•the strength of our business relationships with our customers;
•the availability, price, performance, and functionality of competing solutions and services;
•our ability to develop complementary solutions, applications, and services;

58	Veeva Systems Inc. | Form 10-Q

•the stability, performance, and security of our hosting infrastructure and hosting services; and
•the business environment of our customers and, in particular, acquisitions of or business combinations between our customers or other business developments that may result in reductions in user subscriptions.
In addition, our customers may negotiate terms less advantageous to us upon renewal, which could reduce our revenues from these customers. As a customer’s total spend on Veeva solutions increases, we expect purchasing scrutiny at renewal to increase as well, which may result in reductions in user subscriptions or increased pricing pressure. Other factors that are not within our control may contribute to a reduction in our subscription services revenues. For instance, our customers may reduce their number of sales representatives, which would result in a corresponding reduction in the number of user subscriptions needed for some of our solutions and thus a lower aggregate renewal fee, or our customers may discontinue clinical trials for which our solutions are being used. If our customers fail to renew their subscription orders, renew their subscription orders with less favorable terms or at lower fee levels, or fail to purchase new solutions, applications, or professional services from us, our revenues may decline or our future revenues may be constrained.
As our costs increase, we may not be able to sustain the level of profitability we have achieved in the past.
We expect our future expenses to increase as we continue to invest in and grow our business. We expect to incur significant future expenditures related to:
•developing new solutions and enhancing our existing solutions, including additional data acquisition costs associated with our recently announced Veeva Data Cloud offering;
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

Veeva Systems Inc. | Form 10-Q	59

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

60	Veeva Systems Inc. | Form 10-Q

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
Our tax provision could also be impacted by changes in accounting principles and changes in U.S. federal and state or international tax laws applicable to multinational corporations. For example, the Tax Cuts and Jobs Act of 2017 (Tax Act) significantly changes how the U.S. Department of Treasury imposes income taxes on U.S. corporations. We made significant judgments and assumptions in the interpretation of this new law and in our calculations reflected in our financial statements. The U.S. Department of Treasury, the Internal Revenue Service (IRS), and other standard-setting bodies may issue guidance on how the provisions of the Tax Act will be applied or otherwise administered, and additional accounting guidance or interpretations may be issued in the future that are different from our current interpretation. As a further example, the U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc. increasing states’ ability to assert taxing jurisdiction on out-of-state retailers could result in certain additional jurisdictions asserting that sales and use and other taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Furthermore, on June 29, 2020, California Governor Newsom signed Assembly Bill No. 85 as part of the California 2020 Budget Act, which temporarily suspends the use of California net operating losses and imposes a limitation on the amount of business incentive tax credits that may impact our tax liabilities in future periods.

Veeva Systems Inc. | Form 10-Q	61

In addition, other countries are considering fundamental tax law changes. Any changes in taxing jurisdictions' administrative interpretations, decisions, policies, and positions could also impact our tax liabilities. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. The Organization for Economic Co-operation and Development, which represents a coalition of member countries, is supporting changes to numerous long-standing tax rules, including changes to the practice of shifting profits among affiliated entities located in different tax jurisdictions. Additionally, certain countries in the European Union, as well as India, have enacted or are proposing various forms of non-income based taxes, such as a Digital Service Tax. Generally, such a tax is based on a percentage of gross revenue associated with digital service transactions. The increasingly complex global tax environment could have a material adverse effect on our effective tax rate, results of operations, cash flows, and financial condition.
Finally, we have been, and may be in the future, subject to income tax audits throughout the world. We believe our income, employment and transactional tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, but an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.
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

62	Veeva Systems Inc. | Form 10-Q

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
Risks Related to Our Intellectual Property
We have been and may in the future be sued by third parties for alleged infringement of their proprietary rights or misappropriation of intellectual property, and we may suffer damages or other harm from such proceedings.
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
Our success and ability to compete depend in part upon our intellectual property. As of October 31, 2020, we have filed numerous domestic and foreign patent applications and have been issued 30 U.S. patents and 11 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
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

Veeva Systems Inc. | Form 10-Q	63

Risks Related to Ownership of Our Class A Common Stock
We have asked stockholders to approve our conversion to a Delaware public benefit corporation at a special meeting scheduled for January 13, 2021. While our board of directors believes that our conversion to a public benefit corporation is in the best interest of stockholders, conversion may not result in the benefits that we anticipate, will require our directors to balance the interest of stockholders with other interests, and may subject us to legal uncertainty and other risks.
We have proposed for stockholder approval an amendment to our restated certificate of incorporation to become a Delaware public benefit corporation ("PBC"). The proxy statement describing our proposal may be found at the SEC’s website (http://www.sec.gov), and the associated special meeting of stockholders is scheduled to take place on January 13, 2021. While our board of directors believes that our conversion to a PBC is in the best interest of stockholders, our status as a PBC, if approved, may not result in the benefits that we anticipate.
The most notable distinction between a PBC and a traditional Delaware corporation is that the directors of a PBC are required to balance the financial interests of stockholders, the best interests of those materially affected by the PBC's conduct, and the specific public benefits identified in the PBC's certificate of incorporation when making decisions. The application of this balancing obligation may allow our directors to make decisions that they could not have made pursuant to the fiduciary duties applicable prior to PBC conversion, and such decisions may not maximize short-term stockholder value. For instance, in a sale of control transaction, our board of directors would be required to consider and balance the factors listed above and might choose to accept an offer that does not maximize short-term stockholder value due to its consideration of other factors. Further, while we expect that, in large part, traditional Delaware corporation law principles and the application of those principles in case law—including those related to self-dealing, conflicts of interest, and the application of the business judgment rule—will continue to apply with respect to Delaware PBCs, there is currently limited case law involving PBCs (including case law interpreting and applying the balancing obligation of PBC directors), which may create legal uncertainty or additional litigation risk until additional case law develops.
While we do not view the additional reporting obligations of a PBC to be onerous, Delaware's PBC statute may be amended in the future to require more explicit or burdensome periodic reporting requirements and that could increase our expenses. In addition, if the public perceives that we are not successful in our public benefit purpose, or that our pursuit of our public benefit purpose is having a negative effect on the financial interests of our stockholders, that perception could negatively affect our reputation, which could adversely affect our business and results of operations.
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
•announcements by us or by our competitors of mergers or other strategic acquisitions or rumors of such transactions involving us or our competitors;

64	Veeva Systems Inc. | Form 10-Q

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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2020, our founder and Chief Executive Officer, Peter P. Gassner, holds approximately 46.0% of the voting power of our outstanding capital stock and holders of our Class B common stock hold approximately 52.6% of the voting power of our outstanding capital stock in the aggregate. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control all matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents, including the proposed amendment of our restated certificate of incorporation to become a public benefit corporation, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters for the foreseeable future. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.
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
In addition, as of October 31, 2020, we had options outstanding that, if exercised, would result in the issuance of additional shares of Class A or Class B common stock. Our Class B common stock converts into Class A common stock on a one-for-one basis. As of October 31, 2020, we had restricted stock units outstanding which may vest in the future and result in the issuance of additional shares of Class A common stock. Our unexercised stock options and unvested restricted stock units, as of October 31, 2020, are described in note 12 of the notes to our condensed consolidated financial statements. All of the shares of Class A common stock issuable upon the exercise of options (or upon conversion of shares of Class B common stock issued upon the exercise of options) or upon the vesting of restricted stock units have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
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
Our restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our Class A common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:
•establish a classified board of directors so that not all members of our board are elected at one time (though we have proposed for stockholder approval at a special meeting that is scheduled to take place on January 13, 2021, an amendment to our restated certificate of incorporation to remove our classified board of directors such that all members of our board would be elected at one time);
•provide for a dual-class common stock structure until October 15, 2023, which gives our Chief Executive Officer, directors, executive officers, greater than 5% stockholders and their respective affiliates the ability to control the outcome of all matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A and Class B common stock;
•permit the board of directors to establish the number of directors;

66	Veeva Systems Inc. | Form 10-Q

•provide that directors may only be removed “for cause” and only with the approval of 66-2/3% of our stockholders;
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
None.
c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
None.

68	Veeva Systems Inc. | Form 10-Q

ITEM 6.    EXHIBITS.
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	10/22/2013

3.2	Bylaws of Veeva Systems Inc.	S-1/A	333-191085	3.4	10/3/2013

10.1*	Advisor Agreement, dated September 4, 2020, between Timothy Cabral and the Registrant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Indicates a management contract or compensatory plan.
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

Veeva Systems Inc.

Dated:	December 9, 2020	By:	/s/ BRENT BOWMAN
Brent Bowman Chief Financial Officer (Principal Financial Officer)

Dated:	December 9, 2020	By:	/s/ MICHELE O’CONNOR
Michele O’Connor Chief Accounting Officer (Principal Accounting Officer)

70	Veeva Systems Inc. | Form 10-Q