Form 10-K
period 2021-01-31
VEEVA SYSTEMS INC
filed 2021-03-30
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-K
____________________________________________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 001-36121
___________________________________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2020, based on the closing price of $264.57 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $36.0 billion. Shares of Class A common stock or Class B common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2021, there were 137,447,441 shares of the Registrant’s Class A common stock outstanding and 14,776,223 shares of the Registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. The proxy statement will be filed by the Registrant with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended January 31, 2021.

Pursuant to Part IV, Item 16, a summary of Form 10-K content follows, including hyperlinked cross-references (in the EDGAR filing). This allows users to easily locate the corresponding items in this annual report on Form 10-K where the disclosure is fully presented. The summary does not include certain Part III information that will be incorporated by reference from the Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed within 120 days after our fiscal year ended January 31, 2021.

Veeva Systems Inc. | Form 10-K	i

ii	Veeva Systems Inc. | Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report on Form 10-K contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information concerning our possible or assumed future results of operations and expenses, business strategies and plans, trends, market sizing, competitive position, industry environment, potential growth opportunities, and product capabilities among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “aim,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “strive,” “will,” “would,” or similar expressions and the negatives of those terms.
Forward-looking statements involve known and unknown risks, uncertainties, and other factors—including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report—that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward looking statements are based on our current views and expectations and are subject to various risks and uncertainties, including those related to the impact of COVID-19 on our business, the life sciences industry, and global economic conditions. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
Any forward-looking statements in this report are made only as of the date of this report. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
As used in this report, the terms “Veeva,” “Registrant,” “the Company,” “we,” “us,” and “our” mean Veeva Systems Inc. and its subsidiaries unless the context indicates otherwise.

Veeva Systems Inc. | Form 10-K	1

PART I.
ITEM 1.    BUSINESS.
Overview
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our solutions span cloud software, data, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (R&D) to commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations.
Customer success is one of our core values, and our focus on it has allowed us to deepen and expand our strategic relationships with customers over time. Because of our industry focus, we have a unique, in-depth perspective into the needs and best practices of life sciences companies and clinical research sites. This allows us to develop targeted solutions, quickly adapt to regulatory changes, and incorporate highly relevant enhancements into our existing solutions at a rapid pace.
Our goal is to become the most strategic technology partner to the life sciences industry and achieve long-term leadership with our solutions that support the R&D and commercial functions of life sciences companies. Our commercial solutions help life sciences companies achieve better, more intelligent engagement with healthcare professionals and healthcare organizations across multiple communication channels, and plan and execute more effective media and marketing campaigns. Our R&D solutions for the clinical, regulatory, quality, and safety functions help life sciences companies streamline their end-to-end product development processes to increase operational efficiency and maintain regulatory compliance throughout the product life cycle. Our solutions for clinical research sites enable regulatory documents and trial information to be managed in a modern cloud solution that is intended to accelerate the clinical research process for the life sciences industry overall.
We also bring the benefits of our content and data management solutions to customers outside of life sciences in three regulated industries: consumer goods, chemicals, and cosmetics. We believe that the ability of our solutions to meet the demanding business and compliance requirements of life sciences companies translates well into these regulated industries. Our applications currently offered to companies outside of life sciences are designed to help customers efficiently manage critical regulated processes and content in a compliant way and to enable secure collaboration across internal and external stakeholders, including outsourcing partners and vendors.
On February 1, 2021, after approval by our stockholders, we became a Delaware public benefit corporation (PBC). A PBC is a for-profit company operating under subchapter XV of the General Corporation Law of the State of Delaware (i) that has adopted a public benefit purpose intended to provide benefits beyond just stockholder financial returns, and (ii) whose directors have a fiduciary duty to balance the financial interests of stockholders, the best interests of other stakeholders materially affected by the company's conduct (which we believe includes customers, employees, partners, and the communities in which we operate), and the pursuit of the company's public benefit purpose. Our public benefit purpose, as reflected in our certificate of incorporation, is “to provide products and services that are intended to help make the industries we serve more productive, and to create high-quality employment opportunities in the communities in which we operate.” We believe that operating as a PBC reflects our core values—do the right thing, customer success, employee success, and speed—and helps us maintain alignment with the principal industry we serve, life sciences, and its broad goal to improve health and extend lives.
Executing in the Veeva Way
Fundamental to our business model is what we call The Veeva Way. The Veeva Way is key to our disciplined approach to achieve our goal of long-term leadership in each of the product markets we serve.
We start with a focus on addressing clear and correct target markets. Those are large product markets in which the problem being addressed by our solution is strategic to the businesses of our customers and in which we believe Veeva can become the leader over the long-term if we execute well. We embrace the concept of running to complexity, an approach in which we strive to solve the most important and challenging information technology problems our customers face. We also believe that addressing such problems has the potential for broader societal benefits, for instance, by making the therapeutic development process more efficient.

2	Veeva Systems Inc. | Form 10-K

We focus on delivering product excellence and innovation. Our product development process begins with assembling and investing in strong product teams focused on building deep, best-in-class software and data solutions for every product market we serve. Through innovative cloud technology, we also aim to eliminate legacy systems, manual processes, and application silos by delivering unified suites of applications and data that support end-to-end business processes.
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
Veeva Commercial Cloud
Veeva Commercial Cloud is a suite of software, data and analytics solutions built specifically for life sciences companies to more efficiently and effectively commercialize their products.
Veeva Commercial Cloud software applications include:
•Veeva CRM and Veeva Medical CRM enable customer-facing employees, such as life sciences sales representatives, key account managers, and scientific liaisons, to manage, track, and optimize interactions with healthcare professionals and healthcare organizations utilizing a single, integrated solution. With multichannel Veeva CRM, customers have an end-to-end solution for the planning and coordination of their teams across all key channels, including face-to-face, email, and virtual engagement. Veeva CRM supports the life science industry’s unique commercial business processes and regulatory compliance requirements with highly specialized functionality, such as prescription drug sample management with electronic signature capture, the management of complex affiliations between physicians and the organizations where they work, and the capture of medical inquiries from physicians.
•Veeva CRM MyInsights provides a data visualization tool that delivers tailored, actionable insights to life sciences sales representatives embedded directly in Veeva CRM.
•Veeva CRM Approved Email enables the management, delivery, and tracking of emails from life sciences sales representatives to healthcare professionals, while maintaining regulatory compliance.
•Veeva CRM Engage enables life sciences representatives to interact with healthcare professionals in online meetings. Engage is embedded in Veeva CRM for ease of use, regulatory compliance, and access to important industry-specific processes such as signature requests for samples or medical inquiries.
•Veeva Align enables life sciences companies to perform fast, accurate territory alignments. Through native integration with Veeva CRM, Veeva Align allows seamless field collaboration to increase accuracy and minimize manual effort.
•Veeva CLM provides capabilities for life sciences sales representatives to present digital marketing content on a mobile device, such as an iPad, during in-person interactions with healthcare professionals.
•Veeva CRM Events Management enables the planning, management, and execution of group meetings with healthcare professionals and helps life sciences companies track and manage spending in order to meet transparency reporting requirements. We also provide event support services in the United States for life sciences companies of all sizes through our Veeva Digital Events offerings, which consists, in part, of the acquired Physicians World business.

Veeva Systems Inc. | Form 10-K	3

•MyVeeva for Doctors is a digital platform to connect healthcare professionals with the life sciences industry. The MyVeeva for Doctors mobile application for healthcare professionals enables them to find the right people and resources from across the industry to better serve their patients.
Veeva Commercial Cloud data and analytics solutions include:
•Veeva OpenData provides healthcare professional and healthcare organization data that includes demographic information, license information and status, specialty information, affiliations, and other key data that is crucial to customer engagement and compliance. In the life sciences industry, this category of data is referred to as customer reference data or customer data. Veeva OpenData Explorer gives users the ability to access comprehensive customer reference data through a web-based portal. We also offer outsourced data stewardship services to our customers.
•Veeva Link provides real-time customer intelligence data on key scientific experts in oncology and is expected to expand to experts in additional therapeutic areas in 2021. Veeva Link associates thousands of global experts with millions of actions, including publications, clinical trials, events, and digital activities.
•Veeva Crossix provides pharmaceutical brands privacy-safe U.S. patient data and a best-in-class analytics platform to maximize media investments and drive greater marketing effectiveness. Patented Crossix SafeMine technology connects health data and non-health data, including consumer and media data, for U.S. patients in a privacy-safe manner. Crossix DIFA uses that data to enable real-time measurement and optimization of complex, cross-channel media campaigns aimed at patients and healthcare professionals.
•Veeva Data Cloud provides longitudinal U.S. patient data for both retail and specialty distribution channels for commercial use cases such as launch planning, patient segmentation, commercial analytics, artificial intelligence, territory design, and targeting. Veeva Data Cloud is powered by the Crossix Data Platform, privacy-safe processes, and an expanding health data set.
•Veeva Network Customer Master is an industry-specific, customer master software solution that de-duplicates, standardizes, and cleanses healthcare professional and healthcare organization data from multiple systems and data sources to arrive at a single, consolidated customer master record. Veeva Network Customer Master comes pre-configured with a data model that is specific to life sciences and supports global harmonization, as well as country, market, and regional data specifications, within a single system.
•Veeva Nitro is a data science and analytics platform that connects commercial data sources for actionable insights and agile decision making. With an industry-specific data model and standard data connectors, Nitro enables life sciences companies to more easily unify their most important data sources, such as prescription, sales, formulary, and claims data.
Veeva Vault
Veeva Vault is a unified suite of cloud-based, enterprise content and data management applications, all built on our proprietary Veeva Vault Platform. Our Veeva Vault applications address the content management requirements for our customers’ commercial functions, including sales and marketing and medical content and communications, and key R&D functions, including clinical, regulatory, quality, and safety.
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

4	Veeva Systems Inc. | Form 10-K

Veeva Vault for Commercial Content Management
The high volume of digital interactions has increased pressure on the sales and marketing organizations of life sciences companies to deliver relevant, compliant content to healthcare professionals faster while maintaining strict regulatory compliance across channels and geographies. The Veeva Vault applications and capabilities primarily used by the commercial and medical departments of life sciences companies to manage commercial and medical content include:
•Veeva Vault PromoMats is an end-to-end content and digital asset management (DAM) solution through which life sciences companies can collaborate, review, distribute, and update commercial content and manage assets. Workflows within Vault PromoMats enable real-time collaboration, review, and approval of commercial content in a compliant way. Built-in DAM capabilities provide a globally-accessible repository for rich media content.
•Veeva Vault MedComms enables life sciences companies to streamline the creation, approval, and delivery of medical content and create and maintain a single, validated source of medical content across multiple channels and geographies. Integrated medical inquiry management allows medical affairs teams to centralize medical inquiries and content to deliver verbal and written communications to healthcare professionals and patients, including approved answers to questions received through a call center or company website.
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
The Veeva Development Cloud application suites are:
Veeva Vault Clinical
Veeva Vault Clinical combines electronic data capture (EDC), clinical trial management (CTMS), electronic trial master file (eTMF), and study start-up applications to unify clinical data management and clinical operations. Veeva also offers a solution to help clinical research sites seamlessly manage regulatory documents and trial information.
•Veeva Vault CDMS is a clinical data management solution that includes Veeva Vault EDC, Veeva Vault Coder, and Veeva Vault CDB. Vault CDMS combines coding, EDC, data cleaning, and reporting in a single integrated solution to manage studies and gain a complete view of all clinical data within a trial.
•Veeva Vault CTMS is a clinical trial management application that helps unify information and documentation for a “single source of truth” across sponsors, contract research organizations, and investigators to reduce complexity, increase transparency, and speed time to market.
•Veeva Vault eTMF is an electronic trial master file application that manages the repository of documents for active and archived clinical trials for improved inspection readiness, visibility, and control.
•Veeva Vault Payments is a complementary application for Vault CTMS that helps manage the payment and reimbursement process to clinical research sites.
•Veeva Vault Study Startup helps life sciences companies more efficiently manage the process of activating investigator sites for clinical trials.
•Veeva Clinical Network links patients, clinical research sites, and life sciences companies that sponsor clinical trials to help create paperless, patient-centric clinical trials. Veeva SiteVault helps clinical research sites reduce the administrative burden of managing documents and processes for study site qualification and activation with capabilities such as electronic signatures, remote monitoring, certified copy workflows, and reporting. Veeva offers a fully configurable edition called SiteVault Enterprise that includes open APIs

Veeva Systems Inc. | Form 10-K	5

for integrations, customized reports, and tailored workflows. We also offer a free edition called SiteVault Free to provide clinical trial sites of all sizes with a modern cloud solution that helps streamline trial activities with the goal of accelerating clinical research for the life sciences industry overall. Life sciences companies that sponsor clinical trials and the contract research organizations with which they work to run clinical trials on an outsourced basis use Veeva Site Connect to share and automate the flow of clinical trial information between Veeva Vault Clinical applications and Veeva SiteVault allowing for better collaboration and faster clinical trials. MyVeeva for Patients provides patient access to trials with current capabilities for eConsent with additional capabilities planned for the future.
Veeva Vault RIM
Veeva Vault RIM is a suite of applications that provides fully integrated regulatory information management (RIM) capabilities on a single cloud platform.
•Veeva Vault Submissions brings together submission content planning and authoring in a single application to help life sciences companies gather and organize documents and content, according to industry-accepted guidelines, in a regulatory submission to a healthcare authority, such as the U.S. Food and Drug Administration (FDA).
•Veeva Vault Submissions Archive stores published submissions and correspondence in a secure, globally accessible repository.
•Veeva Vault Registrations enables life sciences companies to manage, track, and report product and registration information worldwide, including registration status, variations, health authority questions and commitments, and certification requests.
•Veeva Vault Submissions Publishing provides an integrated solution for dossier publishing that helps speed the preparation and processing time of regulatory submissions.
Veeva Vault Quality
Veeva Vault Quality is the industry’s first unified suite of quality applications for life sciences, contract manufacturers, and suppliers to seamlessly manage quality processes and content in a single platform for greater visibility and control.
•Veeva Vault QualityDocs enables the creation, review, approval, distribution, and management of controlled documents, such as standard operating procedures, manufacturing recipes, and specifications.
•Veeva Vault Station Manager provides manufacturing operators up-to-date documents and video, including critical work instructions and procedures, directly through tablets located at manufacturing stations on the manufacturing floor.
•Veeva Vault QMS is a quality management solution that provides best practice processes for deviations, internal and external audits, complaints, lab investigations, change controls, corrective and preventative actions, and proactive management initiatives.
•Veeva Vault Training simplifies role-based training within life sciences companies and helps quality teams remain audit-ready and compliant. Companies can efficiently organize, assign, and track content and information so the right people are trained on the right policies and procedures.
Veeva Vault Safety
Veeva Vault Safety is a unified suite of applications that helps the pharmacovigilance and safety departments of life sciences companies increase efficiency and maintain compliance in the management of end-to-end safety processes that includes:
•Veeva Vault Safety is a modern application for the collection, management, and real-time oversight of adverse events in a single system.
•Veeva Vault SafetyDocs centrally manages pharmacovigilance content for greater operational efficiency and compliance. It enables collaboration within teams and across clinical, quality, regulatory, and other organizations within life sciences companies.
•Veeva Vault Safety.AI is an artificial intelligence application that automates case intake to reduce the time and effort of manual data entry for more efficient case processing.

6	Veeva Systems Inc. | Form 10-K

•Veeva Vault Signal unifies signal management processes from identification through risk evaluation and mitigation so pharmacovigilance teams can easily manage safety signals with greater visibility across the entire signal workflow.
Veeva Vault Medical Device Suite
Veeva Vault Medical Device Suite includes the commercial, clinical, quality, and regulatory applications described above to provide manufacturers with greater visibility, collaboration, and speed across the product development life cycle.
Our Cloud Solutions for Regulated Industries Outside of Life Sciences
Our initial applications for customers outside of life sciences address specific content and data management processes within the regulated industries of consumer goods, chemicals, and cosmetics. Veeva QualityOne is a robust quality management, document management, and training solution. Veeva RegulatoryOne helps companies manage regulatory submission content. Veeva Claims addresses the end-to-end product and marketing claims management process.
Veeva Business Consulting
We offer Veeva Business Consulting services through dedicated teams that are distinct from our processional services and support organization. Our Business Consulting team provides strategic consulting services and solutions that are often enabled by our unique industry-wide perspective and proprietary data. Business Consulting engagements typically focus on a particular customer success initiative, strategic analysis, or business process change, and not a cloud software implementation. Our Business Consulting engagements are currently focused on customer-centric commercial strategies that solve commercial business challenges such as optimizing digital engagement, commercial content management, field optimization, go-to-market strategy, and commercial insights and analytics. We plan to expand Business Consulting into the R&D functions of life sciences companies by the end of 2021 to help our customers accelerate their capabilities and improve business processes.
Professional Services and Support
We offer professional services to help customers maximize the value of our solutions. Our service teams possess industry expertise, project management capabilities, and deep technical acumen that we believe our customers highly value. Our professional services teams work with our systems integrator partners to deliver projects. We offer the following professional services:
•implementation and deployment planning and project management;
•requirements analysis, solution design and configuration;
•systems environment management and deployment services;
•services focused on advancing or transforming business and operating processes related to Veeva solutions;
•technical consulting services related to data migration and systems integrations;
•training on our solutions; and
•ongoing managed services, such as outsourced systems administration.
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

Veeva Systems Inc. | Form 10-K	7

Our Customers
As of January 31, 2021, we served 993 customers. For an explanation of how we define current customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations.” We deliver solutions to companies throughout the life sciences industry, including pharmaceutical, biotechnology, and medical device companies, contract sales organizations, and contract research organizations. Our life sciences customers range from the largest global pharmaceutical and biotechnology companies such as Bayer AG, Boehringer Ingelheim GmbH, Eli Lilly and Company, Gilead Sciences, Inc., Merck & Co., Inc., and Novartis International AG, to emerging growth pharmaceutical and biotechnology companies, including Alkermes plc, Alnylam Pharmaceuticals, Inc., bluebird bio, Inc., Idorsia Pharmaceuticals Ltd, and Moderna Inc. We also deliver solutions to companies in the following regulated industries outside of life sciences: consumer goods, chemicals, and cosmetics.
Our Human Capital Resources
As of January 31, 2021, we had a world-wide employee population of 4,506 employees, up by 1,005 from the previous year. Our employees in the United States are not represented by a labor union; however, in certain foreign locations, local workers’ councils represent our employees. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.
Our workforce is diverse in many respects. As of January 31, 2021, 42% of our global employee population self-identified as female, and as of December 31, 2020, approximately 38% of our U.S. workforce self-identified as members of underrepresented racial or ethnic groups.
We use a combination of base salary and equity to compensate our employees. We also offer a range of benefits to our employees, including comprehensive healthcare and other wellness programs. We believe our compensation and benefits programs are competitive.
While we experience intense competition for talent, we believe we have been effective in attracting and retaining talented employees. Our rate of voluntary attrition has been comparatively low historically.
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
Technology Infrastructure and Operations
Our solutions utilize a pod-based architecture that allows for scalability, operational simplicity, and security. Our products are hosted in data centers located in the United States, the United Kingdom, the European Union, Japan, and South Korea. Our products used only in China are hosted in data centers located in China. We utilize third parties to provide our computing infrastructure and manage the infrastructure on which our solutions operate. For example, for Veeva CRM and certain of our multichannel CRM applications, we utilize the hosting infrastructure provided by salesforce.com. For our Veeva Vault applications, Veeva Network applications, and certain other Veeva Commercial Cloud applications, we utilize Amazon Web Services.
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

8	Veeva Systems Inc. | Form 10-K

redundant configurations to minimize service interruptions. We continually monitor our solutions for any sign of failure or pending failure, and we take preemptive action to attempt to minimize or prevent downtime.
Our technology is based on multitenant architectures that apply common, consistent management practices for all customers using our solutions. We enable multiple customers to share the same version of our solutions while securely partitioning their respective data. Portions of our multichannel customer relationship management applications are built on the Salesforce Platform of salesforce.com inc. Our Veeva Vault applications, Veeva Network, and portions of our other Commercial Cloud applications are built upon our own proprietary platforms. Certain of our other applications rely on technology platforms provided by Amazon Web Services. For example, Veeva Nitro, our commercial data warehouse application, utilizes Amazon Redshift.
Quality and Compliance Program
Veeva maintains a quality management system certified to ISO9001 to ensure process controls conform to established industry standards across our regulated product offerings. To comply with IT healthcare regulations, certain capabilities such as robust audit trail tracking, compliant electronic signature capture, data encryption, and secure access controls must be designed for and embedded in our solutions. In addition to design requirements, our solutions must be thoroughly tested to comply with the regulations that apply to electronic record keeping systems for the life sciences industry, which include:

Regulation	Regulation Description
21 CFR 820.75	U.S. FDA device regulation on system validation
21 CFR 211.68	U.S. FDA pharma GMP regulation on system validation
21 CFR 11	U.S. FDA requirement for maintenance of electronic records
EU Annex 11	EU Good Manufacturing Processes (GMP) requirement for maintenance of electronic records
21 CFR 203	Drug sample tracking as required by the Prescription Drug Marketing Act
PFSB Notification, No. 0401022 (Japan)	Use of Electromagnetic Records and Electronic Signatures for Approval of, or License for, Drugs
OECD No. 17	Application of Good Laboratory Practice (GLP) Principles to Computerised Systems
ICH E6(R2) Section 5.5	Good Clinical Practice (GCP) Validation Principles

Security Program
Veeva maintains an information security management system certified to ISO 27001 and managed by our Chief Information Security Officer to ensure security controls conform to established standards across both product and infrastructure components. Our solution undergoes internal vulnerability testing prior to release, and we employ third parties to perform penetration and vulnerability tests on our solutions on at least an annual basis. We also obtain independent third-party audit opinions related to security and availability annually, such as SOC 2 Type 2 reports and ISO 27001 attestation reports. We also require role-based security and security awareness training and have defined security incident response processes.
Privacy Program
Veeva maintains a global privacy program aligned to applicable laws such as the California Consumer Privacy Act (CCPA), the California Privacy Rights Act (CPRA), the European Union’s General Data Protection Regulation (GDPR), and the U.S. Health Insurance Portability and Accountability Act (HIPAA). We have a Chief Privacy Officer, who collaborates with our Chief Information Security Officer and business and product leaders throughout our organization. Veeva maintains an active EU-U.S. Privacy Shield certification and a Swiss-U.S. Privacy Shield certification; however, we currently rely on the EU Standard Contractual Clauses as our alternative legal data transfer mechanism. Veeva is also registered as a data broker as required by the California Attorney General. In addition, Veeva maintains privacy policies and procedures and role-based privacy awareness training. For more information about our privacy practices, please visit veeva.com/privacy.
Competition
The markets for our solutions are global, rapidly evolving, highly competitive, and subject to changing regulations, advancing technology, and shifting customer needs. In new sales cycles, we generally compete with other cloud-

Veeva Systems Inc. | Form 10-K	9

based solutions from providers that make applications geared toward the life sciences industry. The principal such competitor for our Veeva Commercial Cloud applications is IQVIA Inc., which offers a CRM application built on the Salesforce Platform and other applications. Our data and data analytics products, including Veeva OpenData, Veeva Link, Veeva Crossix, and Veeva Data Cloud, compete with IQVIA and smaller data and data analytics providers. No single vendor offers products that compete with all of our Veeva Vault applications, but IQVIA, Dassault Systèmes, OpenText Corporation, Oracle Corporation, and other smaller application providers offer applications that compete with certain of our Veeva Vault applications.
Our Commercial Cloud and Veeva Vault application suites also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use cloud-based applications or platforms that are not life sciences specific—such as Box, Inc., Amazon Web Services, or Microsoft—for certain of the functions our applications provide.
We sell certain of our Veeva Vault applications to companies outside the life sciences industry. In this segment of our business, we compete with solutions such as those offered by OpenText, Microsoft, Sparta Systems Inc. (recently acquired by Honeywell International Inc.), EtQ Management Consultants, LLC, Oracle, and Box, and custom-built software developed by third-party vendors or in-house by our potential customers.
Our business consulting and professional services offerings compete with a range of professional services firms.
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
We believe the principal competitive factors in our market include the following:
•level of customer satisfaction;
•regulatory compliance verification and functionality;
•domain expertise with respect to life sciences;
•ease of deployment and use of solutions and applications;
•breadth and depth of solution and application functionality;
•brand awareness and reputation;
•modern and adaptive technology platform;
•capability for customization, configurability, integration, security, scalability and reliability of applications;
•total cost of ownership;
•ability to innovate and respond to customer needs rapidly;
•size of customer base and level of user adoption;
•ability to secure the rights to load and process third party proprietary data licensed by customers; and
•ability to integrate with legacy enterprise infrastructures and third-party applications.
We believe that we generally compete favorably on the basis of these factors.
Intellectual Property
We rely on a combination of patents, trade secrets, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. We have developed a process for seeking patent protection for

10	Veeva Systems Inc. | Form 10-K

our technology innovations. The table below provides a summary of our issued patents and pending patent applications as of January 31, 2021:

Issued U.S. patents (expiring between May 2027 and January 2039)	33
Issued international patents (expiring between April 2025 and June 2037)	11
U.S. and international pending patent applications	58

Our patents and patent applications cover technology within the following of our product categories: Veeva Commercial Cloud, Veeva Vault Platform, Veeva Vault Clinical, Veeva Vault RIM, Veeva Vault CDMS, and Veeva Vault Safety. We plan to continue expanding our patent portfolio. We require our employees, consultants, and other third parties to enter into confidentiality and proprietary rights agreements, and we control access to software, documentation, and other proprietary information. Although we rely on our intellectual property rights, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new features and functionality and frequent enhancements to our applications are essential to establishing and maintaining our technology leadership position as a provider of technology solutions to the life sciences industry.
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
Companies in our industry, as well as non-practicing entities, often own a number of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. We are currently engaged in legal proceedings with competitors in which the competitors are asserting trade secret misappropriation and other claims, and we may face new allegations in the future that we have infringed the patents, trademarks, copyrights, trade secrets, and other intellectual property rights of other competitors or non-practicing entities. We expect that we and others in our industry will continue to be subject to third-party infringement claims by competitors as the functionality of applications in different industry segments overlaps, and by non-practicing entities. Any of these third parties might make a claim of infringement against us at any time. For example, see the description of our current litigations in note 15 of the notes to our consolidated financial statements.
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

Veeva Systems Inc. | Form 10-K	11

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
•If our security measures are breached or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce or stop the use of our solutions, and we may incur significant liabilities.
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
•If the third-party providers of healthcare professional and healthcare organization data and prescription drug sales data do not allow our customers to upload and use such data in our solutions, the demand for our solutions may decrease, and our business may be negatively impacted.
•We rely on third-party providers for computing infrastructure, secure network connectivity, and other technology-related services needed to deliver our cloud solutions, and any disruption in the services provided by them could adversely affect our business and subject us to liability.
•Because key and substantial portions of our multichannel CRM applications are built on salesforce.com’s Salesforce Platform, we are dependent upon salesforce.com to provide these solutions to our customers and we are bound by the restrictions of our agreement with salesforce.com, which limits the markets to which we may sell our Veeva CRM solution.
•We are currently being sued by third parties for alleged misappropriation of trade secrets. We may suffer damages or other harm from these lawsuits and we may be sued for infringement or misappropriation of third-party intellectual property in the future.
•Our conversion to a PBC may not result in the benefits that we anticipate, requires our directors to balance the interest of stockholders with other interests, and may subject us to legal uncertainty and other risks.
•Until its expiration on October 15, 2023, the dual-class structure of our common stock has the effect of concentrating voting control with certain individuals and their affiliates, which will limit or preclude the ability of our investors to influence corporate matters.

12	Veeva Systems Inc. | Form 10-K

Risks Related to Our Business
The worldwide outbreak of COVID-19 may negatively impact our business and our stock price.
The worldwide outbreak of COVID-19 has had and continues to have a widespread and unpredictable worldwide impact on our business operations, the life sciences industry, healthcare systems, financial markets, and the global economy. While the impact of COVID-19 on our operational and financial performance has not been materially negative to date, the future impact is uncertain and will depend on future developments, including the duration and spread of the outbreak, government responses to the pandemic, the impact on our customers, the impact on our employees, the extent of further adverse impacts to the economy, and the scale and pace of economic recovery and resumption of normal business activities, all of which cannot be predicted with certainty.
In response to the COVID-19 outbreak, we have shifted most of our customer, employee, and industry events to virtual-only experiences for the remainder of our fiscal year ending January 31, 2022. We have also implemented employee travel restrictions and, as of the time of this filing, many of our U.S. offices, including our corporate headquarters in Pleasanton, California, remain closed with employees working from home. With respect to offices we have opened, we have generally offered employees the option to continue working from home and many employees have chosen to do so. Many of our customers have implemented similar measures, which may limit our ability to sell or provide professional services to them over time. Customers may delay or cancel purchasing decisions or professional services projects in light of uncertainties to their businesses arising from COVID-19 or renew their subscriptions at lower levels. In our fiscal year ended January 31, 2021, our recently acquired Crossix and Physicians World businesses were negatively impacted by COVID-19, and sales to certain other customer segments were and may continue to be negatively impacted as well, including sales to cosmetics companies. We may also experience requests from customers for lengthened payment terms or less favorable billing terms that could adversely impact our financial performance. Such requests to date have not been significant but may increase in the future. Due to our subscription-based business model, the effect of COVID-19, and any impact to our sales efforts, may not be fully reflected in our results of operations until future periods, if at all.
Certain impacts of the COVID-19 pandemic and resulting changes in business practice may be enduring over the long term and may result in significant changes in business practice within the technology industry, the life sciences industry, and the world economy generally. For example, the extent to which remote work will remain common practice or become increasingly prevalent after the COVID-19 pandemic ends is not certain and may have significant impacts on hiring practices, management practices, expense structures and investments, and other aspects of our business and the businesses of our customers. Similarly, the extent to which virtual meetings and interactions continue to be used or preferred in lieu of in-person interactions may significantly change business practices for us and our customers, and, in turn, may impact demand for our products and services. For example, if our customers reduce sales representatives in response to an increasing preference for virtual meetings with doctors, demand for our core CRM application may decline. We expect life sciences companies to reduce the number of sales representatives that they employ by roughly 10% over the next one to two years, which could negatively impact sales of our solutions, including Veeva CRM and other Commercial Cloud applications in particular, but we cannot be certain such reductions will happen or of the timing or magnitude of such reductions. At the same time, demand for our products that enable virtual interactions with doctors and clinical trial participants may increase. We cannot accurately predict how such changes may impact Veeva's results over the long term.
In addition, the stock market has been unusually volatile during certain periods of the COVID-19 pandemic and such volatility may continue. During certain early periods of the COVID-19 pandemic, our stock price declined significantly, and such declines may happen again.
If our security measures are breached or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce or stop their use of our solutions, and we may incur significant liabilities.
Our solutions involve the storage and transmission of our customers’ proprietary information (including personal or identifying information regarding their employees and the medical professionals whom their sales personnel contact, and sensitive proprietary data related to the clinical trial, regulatory submission and sales and marketing processes for medical treatments), personal information of medical professionals, personal information (which may include personal health information) of patients and clinical trial participants, and other sensitive information. For example, Veeva Crossix processes third-party health and non-health data for U.S. patients. Unauthorized access or security breaches, as a result of third-party action (e.g., cyber-attacks), employee error, product defect, malfeasance, or

Veeva Systems Inc. | Form 10-K	13

otherwise, could result in the loss of information, inappropriate use of or access to information, service interruption, service degradation, outages, service level credits, litigation, indemnity obligations, damage to our reputation, and other liability. We believe our risk of cyber-attack may be elevated during the COVID-19 outbreak due to an increase in cyber-attack attempts on U.S. businesses generally. While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. Moreover, the detection, prevention, and remediation of known or unknown securities vulnerabilities, including those arising from third-party hardware or software in our supply chain, may result in additional direct or indirect costs and management time. Any or all of these issues could adversely affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage, or subject us to third-party lawsuits, regulatory fines, mandatory disclosures, or other action or liability, which could adversely affect our operating results. Our insurance may not be adequate to cover losses associated with such events, and such insurance may not cover all of the types of costs, expenses, and losses we could incur to respond to and remediate a security breach. A security breach of another significant provider of cloud-based solutions may also negatively impact the demand for our solutions.
The markets in which we participate are highly competitive, and if we do not compete effectively, our business and operating results could be adversely affected.
The markets for our solutions are highly competitive. In new sales cycles within our largest product categories, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. The principal such competitor for our Veeva Commercial Cloud applications is IQVIA Inc., which offers a CRM application built on the Salesforce1 Platform, various data products, and other applications. A significant Veeva CRM customer recently launched a project to implement IQVIA's competitive software offering for portions of its CRM users. The scope of that deployment may expand, resulting in further losses of revenue within our Veeva CRM business, or we may lose additional Veeva CRM users or customers in the future. Our data and data analytics products, including Veeva OpenData, Veeva Link, Veeva Crossix, and Veeva Data Cloud, compete with IQVIA and smaller data and data analytics providers. No single vendor offers products that compete with all of our Veeva Vault applications, but IQVIA, Dassault Systèmes, OpenText Corporation, Oracle Corporation, and other smaller application providers offer applications that compete with certain of our Veeva Vault applications. Our Commercial Cloud and Veeva Vault application suites also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use cloud-based applications or platforms that are not life sciences specific—such as Box.com, Amazon Web Services, or Microsoft—for certain of the functions our applications provide. Our business consulting and professional services offerings compete with a range of professional services firms, including at times some of our partners. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.
Some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business recognition, larger intellectual property portfolios, and agreements with a broader set of system integrators and other partners. We also continue to be subject to litigation from our competitors. For example, as disclosed elsewhere in this report, we are in active litigation with IQVIA and Medidata.
If our competitors’ products, services, or technologies become more accepted than our solutions, if they are successful in bringing their products or services to market earlier than we are, if their products or services are more technologically capable than ours, or if customers replace our solutions with custom-built software, then our revenues could be adversely affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses, or a failure to maintain or improve our competitive market position, any of which could adversely affect our business. For all of these reasons, we may not be able to compete favorably against our current and future competitors.
If our newer solutions are not successfully adopted by new and existing customers, the growth rate of our revenues and operating results will be adversely affected.
Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions. It is uncertain whether these newer solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected overall growth. For example, we have limited experience selling our Veeva Data

14	Veeva Systems Inc. | Form 10-K

Cloud offering for longitudinal patient and prescriber data, our MyVeeva for Patients solution that will enable remote patient interactions for clinical trials, or our MyVeeva for Doctors solution that will facilitate more efficient communications between health care practitioners and life sciences companies. We cannot be certain that we will be successful with respect to newer solutions and markets. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions, develop other new solutions, or make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.
Our revenues are relatively concentrated within a small number of key customers, and the loss of one or more of such key customers, or their failure to renew or expand user subscriptions, could slow the growth rate of our revenues or cause our revenues to decline.
In our fiscal years ended January 31, 2021, 2020, and 2019, our top 10 customers accounted for 36%, 36%, and 39% of our total revenues, respectively. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers, which we call “reference selling.” The loss of any of our key customers, or a failure of one or more of them to renew or expand user subscriptions for some or all our products, could have a significant impact on the growth rate of our revenues, our reputation, and our ability to obtain new customers. In the event of an acquisition of one of our customers or a business combination between two of our customers, we have in the past and may in the future suffer reductions in user subscriptions or non-renewal of certain or all of their subscription orders. We are also likely to face increasing purchasing scrutiny at the renewal of large customer subscription orders, which may result in reductions in user subscriptions or increased pricing pressure. The business impact of any of these negative events could be particularly pronounced with respect to our largest customers.
An inability to attract and retain highly skilled employees could adversely affect our business.
To execute our growth plan, we must attract and retain highly skilled employees. Competition for these employees is intense, especially with respect to software engineers with high levels of experience in enterprise software and internet-related services and sales personnel. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications, and we have experienced, and we expect to continue to experience, intense recruitment of our employees by competitors and other technology companies. With respect to sales professionals, even if we are successful in attracting highly qualified personnel, it may take six to nine months or longer before they are fully trained and productive. Many of the companies with which we compete for experienced employees have greater resources than we have and may offer compensation packages that are perceived to be better than ours. For example, we offer equity awards to a substantial majority of our job candidates and existing employees as part of their overall compensation package. If the perceived value of our equity awards declines, including as a result of declines in the market price of our Class A common stock or changes in perception about our future prospects, it may adversely affect our ability to recruit and retain highly skilled employees. Additionally, changes in our compensation structure may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected.
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
Since our customers use our solutions for important aspects of their business, any errors, defects, disruptions, service degradations, or other performance problems with our solutions, could hurt our reputation and may damage our customers’ businesses. If that occurs, our customers may delay or withhold payment to us, cancel their

Veeva Systems Inc. | Form 10-K	15

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
We have experienced rapid growth and expansion of our operations. Our revenues, customer count, product and service offerings, countries of operation, facilities, and computing infrastructure needs have all increased significantly, and we expect them to increase in the future. We have also experienced rapid growth in our employee base. As we continue to grow, both organically and through acquisitions, we must effectively integrate, develop, and motivate an increasing number of employees (an increasing portion of whom are permanent remote employees), while executing our growth plan and maintaining the beneficial aspects of our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to attract and retain highly qualified employees and to achieve our business objectives.
Our rapid growth has placed, and will continue to place, a significant strain on our management capabilities, administrative and operational infrastructure, facilities, IT, and other resources. We anticipate that additional investments in our computing infrastructure and facilities will be required to scale our operations. To effectively manage growth, we must continue to improve our key business applications, processes, and computing infrastructure; enhance information and communication systems; and ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees. These enhancements and improvements will require additional investments and allocation of valuable time, effort, and expense. Failure to effectively manage growth could result in difficulty or delays in deploying our solutions, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and adversely affect our operating results.
We have in the past acquired and may in the future seek to acquire or invest in businesses, solutions, or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. For example, in November 2019, we acquired Crossix, a provider of privacy-safe patient data and data analytics, and Physicians World, a provider of speakers bureau services for healthcare professionals. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are completed.
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
•difficulty converting the customers of the acquired business onto our solutions and contract terms, including due to disparities in the revenue, licensing, support, or professional services model of the acquired company;
•diversion of management’s attention from other business concerns;

16	Veeva Systems Inc. | Form 10-K

•problems arising from differences in applicable accounting standards or practices of the acquired business (for instance, non-U.S. businesses may not be accustomed to preparing their financial statements in accordance with U.S. GAAP), or difficulty identifying and correcting deficiencies in the internal controls over financial reporting of the acquired business;
•adverse effects to business relationships with our existing business partners and customers as a result of the acquisition;
•difficulty in retaining key personnel of the acquired business;
•use of substantial portions of our available cash for the acquisition;
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
Moreover, a significant portion of the purchase price of companies we acquire may be allocated to acquired intangible assets and goodwill, which we must assess for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. Acquisitions may also result in purchase accounting adjustments, write-offs or restructuring charges, which may negatively affect our results.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable investment of resources. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.
Our sales process entails planning discussions with prospective customers, analyzing their existing solutions, and identifying how these potential customers could use and benefit from our solutions. The sales cycle for a new customer, from the time of prospect qualification to the completion of the first sale, may span 12 months or longer. Sales cycles for our newer applications or in newer markets or industries are also lengthy and difficult to predict. We spend substantial time, effort, and expense in our sales efforts without any assurance that our efforts will result in the sale of our solutions. In addition, our sales cycle can vary substantially from customer to customer because of various factors, including the discretionary nature of potential customers’ purchasing and budget decisions, the announcement or planned introduction of new solutions by us or our competitors, and the purchasing approval processes of potential customers. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.
Catastrophic events could disrupt our business and adversely affect our operating results.
Our corporate headquarters are located in Pleasanton, California and our third-party hosted computing infrastructure is located in the United States, the European Union, Japan, and South Korea. The west coast of the United States, Japan and South Korea each contain active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, actual or threatened public health emergency (e.g., COVID-19), or other catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations at full capacity or at all and may experience system interruptions, reputational harm, delays in our solution development, lengthy interruptions in our services, breaches of data security, loss of key employees, and loss of critical data, all of which could have an adverse effect on our future operating results.

Veeva Systems Inc. | Form 10-K	17

Within Veeva Commercial Cloud, our core Veeva CRM application has achieved substantial market penetration within pharmaceutical and biotechnology companies. If our efforts to sustain or further increase the use and adoption of our core CRM application do not succeed, the growth of our Veeva Commercial Cloud revenues may be negatively impacted.
In our fiscal year ended January 31, 2021, we derived approximately 51% of our subscription services revenues and approximately 49% of our total revenues from our Veeva Commercial Cloud solutions. A significant percentage of our Veeva Commercial Cloud subscription services revenues are derived from subscriptions for our core CRM application, and we have realized substantial sales penetration among pharmaceutical and biotechnology companies for our core Veeva CRM application. If we are not able to sell additional user subscriptions for our core CRM application, if we fail to renew existing subscriptions for our core CRM application, or if subscription levels for our core CRM application are reduced at renewal (as a result of reductions in sales representatives that use our solutions, change in demand for our solutions, or for other reasons), the growth of our Veeva Commercial Cloud revenues may be negatively impacted. We expect life sciences companies to reduce the number of sales representatives that they employ by roughly 10% over the next one to two years, which could negatively impact sales of Veeva CRM and other Commercial Cloud applications in particular, but we cannot be certain such reductions will happen or of the timing or magnitude of such reductions.
Changes in our senior management team or other key personnel could have a negative effect on our ability to execute our business strategy.
Our success depends in a large part upon the continued service of our senior management team or other key personnel. In particular, our founder and Chief Executive Officer, Peter P. Gassner, is critical to our vision, strategic direction, culture, products, and technology. We do not maintain key-man insurance for Mr. Gassner or any other member of our senior management team. In addition, in the past several years we have experienced changes to our senior leadership team. Such leadership transitions can be inherently difficult to manage, and an unsuccessful transition may cause disruption to our business. In addition, change in the senior management team may create uncertainty among investors and employees or candidates concerning Veeva’s future direction and performance. Any disruption in our operations or uncertainty around our ability to execute could have an adverse effect on our business, financial condition, or results of operations.
Our business could be adversely affected if our customers are not satisfied with the professional or technical support services provided by us or our partners.
Our business depends on our ability to satisfy our customers, both with respect to our solutions and the professional services that are performed in connection with the implementation of our solutions, including training our customers' employees on our solutions. Professional services may be performed by us, by a third party, or by a combination of the two. If a customer is not satisfied with the quality of work performed by us or a third party or with the solutions delivered, then we could incur additional costs to address the situation, we may be required to issue credits or refunds for pre-paid amounts related to unused services, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to expand the number of solutions subscribed to by that customer. Moreover, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.
Once our solutions are deployed, our customers depend on our support organization to resolve technical issues relating to our solutions. We may be unable to sufficiently accommodate short-term increases in customer demand for technical support services to our customers' satisfaction. Increased customer demand for our technical support services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on the reputation of our solutions and business and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our solutions to existing and prospective customers, and our business and operating results.
Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.
In our fiscal year ended January 31, 2021, customers outside North America accounted for approximately 44% of our total revenues. A key element of our growth strategy is to further expand our international operations and

18	Veeva Systems Inc. | Form 10-K

worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into additional international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
•the need and expense to localize and adapt our solutions for specific countries, including translation into foreign languages and ensuring that our solutions enable our customers to comply with local laws and regulations;
•data privacy and data sovereignty laws which require that customer data be stored and processed in a designated territory;
•difficulties in staffing and managing foreign operations;
•different pricing environments, longer sales cycles and longer accounts receivable payment cycles, and collections issues;
•new and different sources of competition;
•weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States;
•laws and business practices favoring local competitors;
•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including those related to employment, tax, privacy, data protection, and anti-bribery;
•increased financial accounting and reporting burdens and complexities;
•restrictions on the transfer of funds or difficulties in repatriating funds without adverse tax consequences;
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
Our estimate of the market size for our solutions that we have provided publicly, sometimes referred to as total addressable market (TAM), is subject to significant uncertainty and is based on assumptions and estimates, including our internal analysis and industry experience, which may not prove to be accurate. These estimates are, in part, based upon the size of the general application areas we target. Our ability to serve a significant portion of this estimated market is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. For example, in order to address the entire TAM we have identified, we must continue to enhance and add functionality to our existing solutions and introduce new solutions. Accordingly,

Veeva Systems Inc. | Form 10-K	19

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
Nearly all of our sales are to customers in the life sciences industry. Demand for our solutions could be affected by factors that affect the life sciences industry, including:
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
•Consolidation of companies within the life sciences industry—Consolidation within the life sciences industry has accelerated in recent years, and this trend could continue. We have in the past, and may in the future, suffer reductions in user subscriptions or non-renewal of customer subscription orders due to industry consolidation. We may not be able to expand sales of our solutions and services to new customers enough to counteract any negative impact of company consolidation on our business. In addition, new companies that result from such consolidation may decide that our solutions are no longer needed because of their own internal processes or alternative solutions. As these companies consolidate, competition to provide solutions and services will become more intense and establishing relationships with large industry participants will become more important. These industry participants may also try to use their market power to negotiate price reductions for our solutions. If consolidation of our larger customers occurs, the combined company may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on revenue from the combined company to continue to achieve growth. In addition, if large life sciences companies merge, it would have the potential to reduce per-unit pricing for our solutions for the merged companies or to reduce demand for one or more of our solutions as a result of potential personnel reductions over time.
•Bankruptcy within the life sciences industry—Life sciences companies, and in particular early-stage companies with pre-commercial treatments in clinical trials, may be unsuccessful and may subsequently declare bankruptcy. If our customers declare bankruptcy or otherwise dissolve, they may terminate their agreements with us or we may not be able to recoup the full payment of fees owed to us.
•Changes in market conditions and practices within the life sciences industry—The expiration of key patents, the implications of precision medicine treatments, changes in the practices of prescribing physicians and patients, changes with respect to payer relationships, the policies and preferences of healthcare professionals and healthcare organizations with respect to the sales and marketing efforts of life sciences companies, changes in the regulation of the sales and marketing efforts and pricing practices of life sciences companies, and other factors such as the impact of COVID-19, could lead to a significant reduction in sales representatives that use our solutions or otherwise change the demand for our solutions. We expect life sciences companies to reduce the number of sales representatives that they employ by roughly 10% over the next one to two years, which could negatively impact sales of our solutions, including Veeva CRM and other Commercial Cloud applications in particular. We cannot be certain such reductions will happen or of the magnitude of such reductions. Changes in public perception regarding the practices of the life sciences industry may result in political pressure to increase the regulation of life sciences companies in one or more of the areas described above, which may negatively impact demand for our solutions.

20	Veeva Systems Inc. | Form 10-K

•Changes in global economic conditions and changes in the global availability of healthcare treatments provided by the life sciences companies to which we sell—Our business depends on the overall economic health of our existing and prospective customers. The purchase of our solutions may involve a significant commitment of capital and other resources. If economic conditions, including the ability to market life sciences products in key markets or the demand for life sciences products globally deteriorates, many of our customers may delay or reduce their IT spending. This could result in reductions in sales of our solutions, longer sales cycles, reductions in subscription duration and value, slower adoption of new product offerings, and increased price competition.
Accordingly, our operating results and our ability to efficiently provide our solutions to life sciences companies and to grow or maintain our customer base could be adversely affected as a result of these factors and others that affect the life sciences industry generally.
Our solutions address heavily regulated functions within the life sciences industry, and failure to comply with applicable laws and regulations could lessen the demand for our solutions or subject us to significant claims and losses.
Our customers use our solutions for business activities that are subject to a complex regime of global laws and regulations, including requirements for maintenance of electronic records and electronic signatures, requirements regarding drug sample tracking and distribution, requirements regarding system validations, requirements regarding processing of health data, and other laws and regulations. Our customers expect to be able to use our solutions in a manner that is compliant with the regulations to which they are subject. Our efforts to provide solutions that comply with such laws and regulations are time-consuming and costly and include validation procedures that may delay the release of new versions of our solutions. As these laws and regulations change over time, we may find it difficult to adjust our solutions to comply with such changes.
In addition, many countries and self-regulatory bodies impose requirements regarding payments and transfers of value from life sciences companies to healthcare professionals. For example, our current and prospective customers may be required to comply with the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, and its implementing regulations (Sunshine Act). The Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies, with specific exceptions, to report annually to the government information related to certain payments and other transfers of value to physicians. Our solutions and services targeted at life sciences companies, including, for example, Veeva Digital Events, are used by our customers to assist with their reporting obligations under the Sunshine Act. If our solutions and services fail to assist our customers to meet such reporting obligations in a timely and accurate manner, demand for our solutions could decrease, which could adversely affect our business.
As we increase the number of products we offer and the number of countries in which we operate, the complexity of adjusting our solutions to comply with legal and regulatory changes will increase. If we are unable to effectively manage this increased complexity or if we are not able to provide solutions that can be used in compliance with applicable laws and regulations, customers may be unwilling to use our solutions, and any such non-compliance could result in the termination of our customer agreements or claims arising from such agreements with our customers. Furthermore, we have in the past and may in the future be subject to inspections or audits by government agencies or other regulatory bodies to verify our customers’ compliance with applicable laws, regulations, or GxP principles.
Additionally, any failure of our customers to comply with laws and regulations applicable to the functions for which they use our solutions could result in investigations by regulatory authorities, fines, penalties, or claims for substantial damages against our customers that may, in turn, harm our business or reputation. If such failure were allegedly caused by our solutions or services, our customers may make a claim for damages against us, regardless of our responsibility for the failure. We may be subject to investigations and lawsuits that, even if unsuccessful, could divert our resources and our management’s attention and adversely affect our business and customer relationships, and our insurance coverage may not be sufficient to cover such claims against us.

Veeva Systems Inc. | Form 10-K	21

Increasingly complex data protection and privacy regulations are burdensome, may reduce demand for our solutions, and non-compliance may impose significant liabilities.
Our customers use our solutions to collect, use, process, store, and disclose personal data or identifiable information regarding their employees, healthcare professionals, and patients (including potentially sensitive data such as health data). In many countries, governmental bodies have adopted or may adopt laws and regulations regarding the collection, use, processing, storage, and disclosure of personal data, making compliance an increasingly complex task.
For example, in the United States, the U.S. Department of Health and Human Services promulgated privacy and security rules under HIPAA that cover protected health information (PHI) by limiting use and disclosure and giving individuals the right to access, amend, and seek accounting of their PHI. Certain of our customers may be either business associates or covered entities under HIPAA. For example, while HIPAA generally is not applicable to pharmaceutical companies, some of our customers are clinical research sites, such as university hospitals, and may provide healthcare service as well as clinical research and may be required to comply with HIPAA. Therefore, in certain scenarios, HIPAA is applicable to PHI that is introduced into our solutions, and we must maintain a HIPAA compliance program.
Veeva Crossix provides analytics derived from de-identified third-party health and consumer data on U.S. residents that life sciences companies use for measurement of their advertising objectives. All PHI processed by Crossix for its measurement services is certified to satisfy HIPAA’s de-identification standard. Certain states have signed into law or are intending to enact laws regarding requirements on de-identified information, and there is some uncertainty regarding those laws' conformity with the HIPAA de-identification standards. Compliance with state laws could require additional investment and management attention and may subject us to significant liabilities if we do not comply appropriately with new and potentially conflicting regulations.
In addition to government regulations, privacy advocates and other key industry players have established or may establish various new, additional, or different policies or self-regulatory standards, such as the prohibition of third-party cookies and other identifiers in certain digital environments that may place additional burdens or resource constraints on us, limit our ability to collect and use certain data, and limit our ability to generate certain analytics. Our customers may expect us to meet voluntary certifications or adhere to other standards established by third parties. Moreover, the continuing evolution of these standards might cause confusion for our customers and may have an impact on the solutions we offer, including our data products. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our solutions and adversely affect our business and operating results.
Under the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act (CPRA), we are a service provider and business for our software solutions and data products, respectively. Several other states have signed into law or are intending to enact laws regarding requirements on personal information. There is also the potential for the U.S. federal government to pass data privacy laws. These regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management practices and to incur substantial expense in order to comply.
Under the European General Data Protection Regulation (GDPR), we act as a data controller for our data products, Veeva OpenData and Veeva Link, and a data processor with respect to our software solutions. Regarding data transfer, the European Court of Justice invalidated the EU-U.S. Privacy Shield Framework and we now rely solely on the EU Standard Contractual Clauses to ensure that our European customers have the appropriate legal mechanisms in place for their personal data to be accessed within the United States. Management has spent considerable time and resources to respond to customer inquiries as a result of this decision. There is also a trend toward countries enacting data localization or other country specific requirements which could be problematic to cloud software providers. Understanding and implementing such country specific certifications on top of our internationally recognized security certifications could require additional investment and management attention and may subject us to significant liabilities if we do not comply with particular requirements. Compliance with global privacy laws has and will continue to require valuable management and employee time and resources, and failure to comply with these regulations could include severe penalties and could reduce demand for our solutions.
Customers expect that our solutions can be used in compliance with data protection and data privacy laws and regulations. The functional and operational requirements and costs of compliance with such laws and regulations may adversely impact our business, and failure to enable our solutions to comply with such laws and regulations

22	Veeva Systems Inc. | Form 10-K

could lead to significant fines and penalties imposed by regulators, as well as claims by our customers or third parties. Additionally, all of these domestic and international legislative and regulatory initiatives could adversely affect our customers’ ability or desire to collect, use, process, store, and disclose personal information and health data using our solutions, or to license data products from us, which could reduce demand for our solutions.
Risks Related to Our Reliance on Third Parties
If the third-party providers of healthcare professional and healthcare organization data and prescription drug sales data do not allow our customers to upload and use such data in our solutions, the demand for our solutions may decrease and our business may be negatively impacted.
Many of our customers license healthcare professional and healthcare organization data and data regarding the sales of prescription drugs from third parties such as IQVIA. In order for our customers to upload such data to the Veeva CRM, Veeva Network Customer Master, Veeva Nitro, and other Veeva applications, such third-party data providers typically must consent to such uploads and often require that we enter into agreements regarding our obligations with respect to such data, which include confidentiality obligations and intellectual property rights with respect to such third-party data. We have experienced delays and difficulties in our negotiations with such third-party data providers in the past, and we expect to experience difficulties in the future. For instance, IQVIA currently will not consent to customers using its healthcare professional or healthcare organization data being uploaded to Veeva Network Customer Master and this has negatively affected sales and customer adoption of Veeva Network Customer Master. To date, IQVIA has also restricted customers from uploading any of its data to Veeva Nitro, Veeva Andi, and certain other Veeva applications. Similarly, sales and customer adoption of Veeva OpenData has been negatively impacted by certain restrictions on the use of IQVIA data during customer transitions from IQVIA data to Veeva OpenData. If third-party data providers, particularly IQVIA, do not consent to the uploading and use of their data in our solutions, delay consent, or fail to offer reasonable conditions for the upload and use of their data in our solutions, our sales efforts, solution implementations, and productive use of our solutions by customers, which have been harmed by such actions in the past, may continue to be harmed. Restrictions on the ability of our customers to use third-party data in our solutions may also decrease demand for our solutions or may cause customers to consider purchasing solutions that are not subject to the same restrictions. For example, it has been reported that a significant Veeva CRM customer recently launched a project to implement IQVIA's competitive software offering for portions of its CRM users, in part as a result of concerns about restrictions imposed by IQVIA for the use of IQVIA data in certain Veeva software applications. If these third-party data limitations persist, our business may be negatively impacted.
We rely on third-party providers—including salesforce.com and Amazon Web Services—for computing infrastructure, secure network connectivity, and other technology-related services needed to deliver our cloud solutions. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.
Our solutions are hosted from and use computing infrastructure provided by third parties, including salesforce.com with respect to Veeva CRM and certain of our multichannel CRM applications, Amazon Web Services with respect to Veeva Vault applications, Veeva Network applications, and certain other Veeva Commercial Cloud applications, and, to a lesser extent, other computing infrastructure service providers.
We do not own or control the operation of the third-party facilities or equipment used to provide the services described above. Our computing infrastructure service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transition to a new provider and we may incur significant costs and possible service interruption in connection with doing so. In addition, such service providers could decide to close their facilities or change or suspend their service offerings without adequate notice to us. Moreover, any financial difficulties, such as bankruptcy, faced by such service providers may have negative effects on our business, the nature and extent of which are difficult to predict. Since we cannot easily switch computing infrastructure service providers, any disruption with respect to our current providers would impact our operations and our business could be adversely impacted.
Problems faced by our computing infrastructure service providers could adversely affect the experience of our customers. For example, salesforce.com and Amazon Web Services have experienced significant service outages in the past and may do so again in the future. Additionally, our failure to manage or react to an increase in customer demand could have an adverse effect on our business. A rapid expansion of our business or an increase in

Veeva Systems Inc. | Form 10-K	23

customer demand could affect our service levels or cause our systems to fail. Our agreements with third-party computing infrastructure service providers may not entitle us to corresponding service level credits to those we offer to our customers. Any changes in third-party service levels at our computing infrastructure service providers or any related disruptions or performance problems with our solutions could result in lengthy interruptions in our services, damage our customers’ stored files, or result in potential losses of customer data, any of which could adversely affect our reputation. Interruptions in our services might reduce our revenues, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to service level credit claims and potential liability, or adversely affect our renewal rates.
Because key and substantial portions of our multichannel CRM applications are built on salesforce.com’s Salesforce Platform, we are dependent upon salesforce.com to provide these solutions to our customers and we are bound by the restrictions of our agreement with salesforce.com, which limits the markets to which we may sell our Veeva CRM solution.
Our Veeva CRM application and certain portions of the multichannel CRM applications that complement our Veeva CRM application are developed on or utilize the Salesforce Platform of salesforce.com, and we are dependent upon the continued use of the Salesforce Platform as combined with the proprietary aspects of our multichannel CRM applications.
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
Our agreement with salesforce.com provides that we can use the Salesforce Platform as combined with our proprietary Veeva CRM application to sell sales automation solutions only to drug makers in the pharmaceutical and biotechnology industries for human and animal treatments, which does not include the medical device industry or products for non-drug departments of pharmaceutical and biotechnology companies. Sales of the Salesforce Platform in combination with our Veeva CRM application to additional industries would require the review and approval of salesforce.com. Our inability to freely sell our Veeva CRM application outside of drug makers in the pharmaceutical and biotechnology industries may adversely impact our growth.
While our agreement with salesforce.com, subject to certain exceptions including pre-existing arrangements, provides that salesforce.com will not position, develop, promote, invest in, or acquire applications directly competitive to the Veeva CRM application for sales automation that directly target drug makers in the pharmaceutical and biotechnology industry or the pharma/biotech industry, our remedy for a breach of this commitment by salesforce.com would be to terminate the agreement, or continue the agreement but be released from our minimum order commitments from the date of salesforce.com’s breach forward. While our agreement with salesforce.com also restricts salesforce.com from competing with us with respect to sales opportunities for sales automation solutions for the pharmaceutical and biotechnology industry unless such competition has been pre-approved by salesforce.com’s senior management based on certain criteria specified in the agreement, and imposes certain limits on salesforce.com from entering into new arrangements after March 3, 2014 that are similar to ours with other parties with respect to sales automation applications for the pharmaceutical and biotechnology

24	Veeva Systems Inc. | Form 10-K

industry, it does not restrict a salesforce.com customer’s ability (or the ability of salesforce.com on behalf of a specific salesforce.com customer) to customize or configure the Salesforce Platform, and our remedy for a breach of these restrictions by salesforce.com would be to terminate the agreement, or continue the agreement but be released from our minimum order commitments from the date of salesforce.com’s breach forward. Some current or potential customers of ours may choose to build custom solutions using the Salesforce Platform rather than buying our solutions.
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
In addition to our employment of the Salesforce Platform through our agreement with salesforce.com, our solutions incorporate or use certain third-party software and software components obtained under licenses from other companies. We also use third-party software and tools in the development process for our solutions to manage and monitor our computing infrastructure, and to provide professional services and support our customers. For example, our Veeva CRM Engage Meeting application uses a purpose-built partner tool from Zoom Video Communications, Inc., which is critical to the application's functionality. We anticipate that we will continue to rely on such third-party software and development tools in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition and although we maintain a supplier security evaluation process, if the third-party software we use has errors, security vulnerabilities, or otherwise malfunctions, the functionality of our solutions may be negatively impacted, our customers may experience reduced service levels, and our business may suffer.
Our solutions utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could adversely affect our business.
Our solutions include software covered by open source licenses. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solutions. It is possible under the terms of certain open source licenses, if we combine our proprietary software with open source software in a certain manner, that we could be required to release the source code of our proprietary software and make our proprietary software available under open source licenses. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our solutions, or otherwise be limited in the licensing of our solutions, each of which could reduce or eliminate the value of our solutions. In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with the use of open source software cannot be eliminated and could adversely affect our business.

Veeva Systems Inc. | Form 10-K	25

Risks Related to Our Financial Performance, How We Contract with Customers, and the Financial Position of Our Business
Our historic growth rates of total revenues and subscription services revenues should not be viewed as indicative of our future performance.
While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. We expect our longer-term revenue growth rate will decline. In our fiscal years ended January 31, 2021, 2020, and 2019, our total revenues grew by 33%, 28%, and 25%, respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2021, 2020, and 2019, our subscription services revenues grew by 32%, 29%, and 24%, respectively, as compared to subscription services revenues from the prior fiscal years. Please note that our total revenues and subscription services revenues for the fiscal year ended January 31, 2020 only included revenue contribution from Crossix and Physicians World in the fourth quarter of that fiscal year. Our total revenues and subscription services revenue growth rates have declined in the past, and we expect them to decline again in the future. If we are unable to maintain consistent revenue growth, it may adversely impact our profitability and the value of our Class A common stock.
Our results may fluctuate from period to period, which could prevent us from meeting our own guidance or security analyst or investor expectations.
Our results of operations, including our revenues, gross margin, operating margin, profitability, cash flows, calculated billings, and deferred revenue, as well as other metrics we may report, may vary from period to period for a variety of reasons, including those listed elsewhere in this “Risk Factors” section, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Additionally, from time to time, we issue guidance and provide commentary regarding our expectations for certain future financial results and other metrics on both a near-term and long-term basis. Our guidance is based upon a number of assumptions and estimates that are subject to significant business, economic, and competitive uncertainties that are beyond our control and are based upon assumptions about future business and accounting decisions that may change or be wrong. Our guidance may prove to be incorrect, and actual results may differ from our guidance. Fluctuations in our results or failure to achieve our guidance or security analyst or investor expectations, even if not materially, could cause the price of our Class A common stock to decline substantially, and our investors could incur substantial losses.
The majority of our subscription agreements with our customers are for a term of one year. If our existing customers do not renew their subscriptions, or do not buy additional solutions and user subscriptions from us, or renew at lower aggregate fee levels, our business and operating results will suffer.
We derive a significant portion of our revenues from the renewal of existing subscription orders. The majority of our customers’ orders for subscription services have one-year terms. However, more recently and with respect to solutions other than our core Veeva CRM application and particularly with respect to certain of our Vault applications, we have entered into a number of orders with multi-year terms. Our customers have no obligation to renew their subscriptions after their orders expire. Thus, securing the renewal of our subscription orders and selling additional solutions and user subscriptions is critical to our future operating results. Factors that may affect the renewal rate for our solutions and our ability to sell additional solutions and user subscriptions include:
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

26	Veeva Systems Inc. | Form 10-K

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
We expect our future expenses to increase as we continue to invest in and grow our business. We expect to incur significant future expenditures related to:
•developing new solutions and enhancing our existing solutions, including additional data acquisition costs associated with our Veeva Data Cloud offering and investment in our product development teams;
•improving the technology infrastructure, scalability, availability, security, and support for our solutions;
•sales and marketing, including expansion of our direct sales organization and global marketing programs;
•expansion of our professional services organization;
•pending, threatened, or future legal proceedings, certain of which are described in Part I, Item 3. “Legal Proceedings” and note 15 of the notes to our consolidated financial statements, and which we expect to continue to result in significant expense for the foreseeable future;
•international expansion;
•acquisitions and investments; and
•general operations, IT systems, facilities, and administration, including legal and accounting expenses.
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
We derive a significant portion of our revenue from professional services fees. Our professional services revenues fluctuate from quarter to quarter as a result of the requirements, complexity, and timing of our customers’ implementation projects. Generally, a customer’s ongoing need for professional services decreases as the implementation and full deployment of our solutions is completed. Our customers may also choose to use third parties rather than us for certain professional services related to our solutions. As a result of these and other factors, our professional services revenues may not increase on a quarterly basis in the future or at all. Additionally, the gross margin generated from professional services fees fluctuates based on a number of factors which may vary from period to period, including the average billable hours worked by our billable professional services personnel, our average hourly rates for professional services and the margin on professional services subcontracted to our third-party systems integrator partners. As a result of these and other factors, the gross margin from our professional services may not increase on a quarterly basis in the future or at all.
Because we recognize subscription services revenues ratably over the term of an order for our subscription services, it may be difficult to evaluate our future financial performance.
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

Veeva Systems Inc. | Form 10-K	27

Accordingly, the effect of significant declines in sales and customer acceptance of our solutions may not be reflected in our short-term results of operations, which would make these reported results less indicative of our future financial results. By contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenues for that quarter and we may not be able to offset a decline in revenues due to the non-renewal with revenues from new subscription agreements entered into in the same quarter.
Additionally, with respect to certain of our multi-year orders in which fees increase from year to year, we recognize ratably the total contracted revenue for the entire multi-year term of the order. As a result, in the initial year of such orders, we will recognize more revenue than the fees we invoice for the same period, and in the last year of such orders, we will recognize less revenue than the fees we invoice for the same period. Moreover, such multi-year orders could renew at fees greater than the revenue that was recognized in the last year of the order, which could result in fluctuations in our financial results. We may also be exposed to impaired contract assets if, for example, a customer terminated an otherwise non-cancelable multi-year contract for cause. Therefore, our reported results could be less indicative of the actual health of our business at the time revenue is reported.
Deferred revenue and change in deferred revenue may not be accurate indicators of our future financial results.
Our subscription orders are generally billed at the beginning of the subscription period in annual or quarterly increments, which means the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. Many of our customers, including many of our large customers, are billed on a quarterly basis and therefore a substantial portion of the value of contracts billed on a quarterly basis will not be reflected in our deferred revenue at the end of any given quarter. Also, particularly with respect to our Veeva Commercial Cloud orders, because the term of orders for additional end users or applications is commonly less than one year, the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the adjustment had not occurred. Additionally, changes in renewal dates may change the fiscal quarter in which deferred revenue associated with a particular order is booked. Accordingly, we do not believe that changes on a quarterly basis in deferred revenue, unbilled accounts receivable, or calculated billings, a metric commonly cited by financial analysts, are accurate indicators of the underlying momentum of our business or future revenues. We believe that our subscription revenue guidance and calculated billings guidance for the full fiscal year are the best indicators of the momentum of our business or future revenues. Please note that we define the term calculated billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable from the immediately preceding period. However, many companies that provide cloud-based software report changes in deferred revenue or calculated billings as key operating or financial metrics, and it is possible that analysts or investors may view these metrics as important. Thus, any changes in our deferred revenue balances or deferred revenue trends, or in the future, our unbilled accounts receivable balances or trends, could adversely affect the market price of our Class A common stock.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added, or similar transactional taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.
We do not collect sales and use, value added or similar transactional taxes in all jurisdictions in which we have sales but no physical presence, based on our determination that such taxes are not applicable or that we are not required to collect such taxes with respect to the jurisdiction. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect and remit such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements, including based on changes in tax laws, may adversely affect our results of operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

28	Veeva Systems Inc. | Form 10-K

Unanticipated changes in our effective tax rate and additional tax liabilities, including as a result of our international operations or implementation of new tax rules, could harm our future results.
We are subject to income taxes in the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions and complex transfer pricing regulations administered by taxing authorities in these jurisdictions. Tax rates may change as a result of factors outside of our control or relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. In addition, changes in tax and trade laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could have a material adverse effect on our tax position. Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates. Moreover, increases in our effective tax rate would reduce our profitability.
Our tax provision could also be impacted by changes in accounting principles and changes in U.S. federal and state or international tax laws applicable to multinational corporations. For example, the Tax Cuts and Jobs Act of 2017 (Tax Act) significantly changed how the U.S. Department of Treasury imposes income taxes on U.S. corporations. We made significant judgments and assumptions in the interpretation of this new law and in our calculations reflected in our financial statements. Furthermore, on June 29, 2020, California Governor Newsom signed Assembly Bill No. 85 as part of the California 2020 Budget Act, which temporarily suspends the use of California net operating losses and imposes a limitation on the amount of business incentive tax credits that may impact our tax liabilities in future periods.
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
Finally, we have been, and may be in the future, subject to income tax audits throughout the world. We believe our income, employment, and transactional tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, but an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.
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

Veeva Systems Inc. | Form 10-K	29

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
We must continue to monitor and assess our internal control over financial reporting. If in the future we have any material weaknesses, we may not detect errors on a timely basis and our financial statements may be materially misstated. Additionally, if in the future we are unable to comply with the requirements of the Sarbanes-Oxley Act in a timely manner, are unable to assert that our internal controls over financial reporting are effective, identify material weaknesses in our internal controls over financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be adversely affected, and we could become subject to investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals including so-called non-practicing entities, or NPEs, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, since January 2017, we have been defending against assertions of trade secret misappropriation made by our competitors, Medidata and IQVIA, as described in note 15 of the notes to our consolidated financial statements. As competition in our market grows, the possibility of patent infringement and other intellectual property claims against us increases. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation have caused and in the future could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations even if we were to ultimately prevail in such litigation.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. As of January 31, 2021, we have filed numerous domestic and foreign patent applications and have been issued 33 U.S. patents and 11 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or

30	Veeva Systems Inc. | Form 10-K

license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Negative publicity related to a decision by us to initiate such enforcement actions against a customer or former customer, regardless of its accuracy, may adversely impact our other customer relationships or prospective customer relationships, harm our brand and business, and could cause the market price of our Class A common stock to decline. Our failure to secure, protect, and enforce our intellectual property rights could adversely affect our brand and our business.
Risks Related to our Status as a Public Benefit Corporation and Ownership of Our Class A Common Stock
Our conversion to a Delaware public benefit corporation may not result in the benefits that we anticipate, requires our directors to balance the interest of stockholders with other interests, and may subject us to legal uncertainty and other risks.
On February 1, 2021, after approval by our stockholders, we became a Delaware public benefit corporation (PBC). There are a very limited number of publicly traded PBCs, we are the first publicly traded company to convert to a PBC, and we are the largest publicly traded company, as measured by revenue or market capitalization, to operate as a PBC. As a PBC, we have unique legal obligations. We are required to adopt and include in our certificate of incorporation a public benefit purpose that is intended to have positive effects on a category of persons, entities or communities other than stockholder financial interest. Our public benefit purpose is to provide products and services that are intended to help make the industries we serve more productive, and to create high-quality employment opportunities in the communities in which we operate. Further, as a PBC, our Board is required to balance our stockholders' pecuniary (financial) interests, the best interests of those materially affected by our conduct, and pursuit of our public benefit purpose. We have identified those materially affected by our conduct (which we refer to as stakeholders) as including our customers, our employees, our partners, and the communities in which we operate.
We believe that operating as a PBC is beneficial to our business and consistent with the long-term interests of stockholders, but the benefits we anticipate from operating as a PBC may not materialize within the timeframe we expect or at all, or there may be negative effects. Further, we may be unable or slow to achieve the public benefits we have identified or we may make balancing determinations that are ultimately harmful to our business or to stockholders, which could adversely affect our reputation, business, financial condition, and results of operations and cause our stock price to decline.
In the event of a conflict between the interests of our stockholders, our stakeholders, and our public benefit purpose, our directors must only make an informed and disinterested decision, and not such that no person of ordinary, sound judgment would approve. Our directors have significant latitude under this standard and there is no guarantee that a conflict would be resolved in favor of our stockholders. This balancing obligation may allow our directors to make decisions that they could not have made pursuant to the fiduciary duties applicable prior to our PBC conversion, and such decisions may not maximize short-term stockholder value. For instance, in a sale of control transaction, our board of directors would be required to consider and balance the factors listed above and might choose to accept an offer that does not maximize short-term stockholder value due to its consideration of other factors.
Further, there is limited legal precedent or guidance regarding how to administer our obligation to balance the interests of stockholders, stakeholders, and the pursuit of our public benefit purpose. While we expect that, in large part, traditional Delaware corporation law principles and the application of those principles in case law—including those related to self-dealing, conflicts of interest, and the application of the business judgment rule—will continue to apply with respect to Delaware PBCs, there is currently limited case law involving PBCs, which may create legal uncertainty or additional litigation risk until additional case law develops. Stockholders of a Delaware PBC (if they, individually or collectively, own at least the lesser of two percent of the company's outstanding shares or shares with a market value of at least $2 million) may file suit to enforce the balancing obligation. Any such lawsuit might be a

Veeva Systems Inc. | Form 10-K	31

distraction to our management and board of directors, and could be costly, which may have an adverse impact on our financial condition and results of operations.
As a PBC, we are required to disclose to stockholders a report at least biennially on that includes our assessment of our success in achieving our specific public benefit purpose, and we have committed to providing this report annually and making it publicly available. If we are not timely or are unable to provide this report, or if the report is not viewed favorably, our reputation and status as a public benefit corporation may be harmed.
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
•the net increase in the number of customers, either independently or as compared to published expectations of industry, financial, or other analysts that cover us;
•announcements by us or by our competitors of technological innovations, new solutions, enhancements to services, strategic alliances, or significant agreements;
•announcements by us or by our competitors of mergers or other strategic acquisitions or rumors of such transactions;
•the economy as a whole and market conditions within our industry and the industries of our customers;
•macroeconomic and geopolitical factors and instability and volatility in the global financial markets, including uncertainty surrounding the effects of COVID-19;
•the operating performance and market value of other comparable companies;
•securities or industry analysts downgrading our Class A common stock or publishing inaccurate or unfavorable research about our business;
•trading activity by directors, executive officers (in particular our Chief Executive Officer who holds a significant portion of our outstanding common stock), and other significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares; and
•any other factors discussed herein.
In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the market price of our Class A common stock could decline for reasons unrelated to our business,

32	Veeva Systems Inc. | Form 10-K

operating results, or financial condition. The market price of our Class A common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of our management’s attention and resources.
The dual-class structure of our common stock has the effect of concentrating voting control with certain individuals and their affiliates, which will limit or preclude the ability of our investors to influence corporate matters and could depress the market value of our Class A common stock.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2021, our founder and Chief Executive Officer, Peter Gassner, holds approximately 45.7% of the voting power of our outstanding capital stock and holders of our Class B common stock hold approximately 52.2% of the voting power of our outstanding capital stock in the aggregate. Holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters while the dual-class structure is in effect. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.
S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies with multiple classes of stock on certain indices, including the S&P 500. While this has not affected the inclusion of Veeva’s Class A common stock in these indices to date, eligibility criteria of these indices and others may change in the future. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual-class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms or other third-party ratings agencies critical of our corporate governance practices, capital structure, or other business practices could also adversely affect the value of our Class A common stock.
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
Our restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our Class A common stock by acting to discourage, delay, or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:
•provide for a dual-class common stock structure until October 15, 2023, which gives our Chief Executive Officer and certain of our holders and their respective affiliates the ability to control the outcome of all matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A and Class B common stock;
•permit our board of directors to establish the number of directors;
•provide that directors may only be removed with the approval of 66-2/3% of our stockholders;

Veeva Systems Inc. | Form 10-K	33

•require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•require our board of directors to consider and balance our stockholders' pecuniary (financial) interests, the best interests of those materially affected by our conduct, and the pursuit of our public benefit purpose, which may, in turn, allow our board of directors to make a decision about a change of control transaction that does not maximize short-term stockholder value;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter, or repeal our amended and restated bylaws; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
In addition, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on merger, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Our certificate of incorporation and bylaws provide for exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law or any action asserting a claim against us that is governed by the internal affairs doctrine. Our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for any action asserting a claim arising pursuant to the Securities Act, such a provision known as a “Federal Forum Provision.” Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to these provisions.
These choice of forum provisions may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation or bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
We own our Pleasanton, California corporate headquarters, which currently accommodates our principal executive and significant portions of our product development, engineering, marketing, finance, and legal organizations. We expect that our corporate headquarters will support the overall growth of our business for the near term.
We also lease offices in various locations, including North America, Europe, Asia Pacific, and Latin America. We expect to expand our facilities capacity in certain field locations during our fiscal year ending January 31, 2022 and may further expand our facilities capacity after January 31, 2022 as our employee base grows. We believe that we will be able to obtain additional space on commercially reasonable terms. See note 11 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments.

34	Veeva Systems Inc. | Form 10-K

ITEM 3.    LEGAL PROCEEDINGS.
From time to time, we may be involved in legal proceedings and subject to claims incident to the ordinary course of business. For information regarding certain current legal proceedings, see note 15 of the notes to our consolidated financial statements, which is incorporated herein by reference. In addition to the legal proceedings referenced in note 15, we are involved in the following additional legal proceedings which may be material to our business.
California Non-Compete Matter
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
On October 31, 2019, as to Veeva's claims against IQVIA, the trial court's earlier dismissal was reversed by the court of appeals and the case was reassigned to a new trial court judge. On February 26, 2020, IQVIA answered our complaint. Discovery is proceeding.
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
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
PART II.
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Price of Class A Common Stock
Our Class A common stock is listed on the New York Stock Exchange under the symbol “VEEV.”
Stockholders
As of January 31, 2021, we had 10 holders of record of our Class A common stock and 41 holders of record of our Class B common stock. The actual number of holders of Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Recent Sales of Unregistered Securities
None.

Veeva Systems Inc. | Form 10-K	35

Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act except to the extent we specifically incorporate it by reference into such filing.
This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on January 31, 2016 in the Class A common stock of Veeva Systems Inc., the S&P 500 Index, and the S&P 1500 Application Software Index and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	January 31,
	2016	2017	2018	2019	2020	2021

Veeva Systems Inc.	100.00	175.64	260.83	452.53	608.34	1,147.05
S&P 500	100.00	120.04	151.74	148.23	180.37	211.48
S&P 1500 Application Software Index	100.00	126.71	187.47	227.35	307.71	405.77

36	Veeva Systems Inc. | Form 10-K

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.
The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10‑K. The consolidated statement of income data for our fiscal years ended January 31, 2021, 2020, and 2019, and the selected consolidated balance sheet data as of January 31, 2021 and 2020 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Form 10-K. The consolidated statement of income data for fiscal years ended January 31, 2018 and 2017 and the consolidated balance sheet data as of January 31, 2019, 2018, and 2017 are derived from audited consolidated financial statements which are not included in this Form 10‑K. The consolidated balance sheet data as of January 31, 2018 and 2017 and consolidated statement of income data for the fiscal years ended January 31, 2018 and 2017 have been derived from our audited consolidated financial statements adjusted for the adoption of Topic 606. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Fiscal year ended January 31,
	2021	2020	2019	2018	2017

	(in thousands, except share data)
Revenues:
Subscription services	$1,179,486	$896,294	$694,467	$559,434	$440,815
Professional services and other	285,583	207,787	167,743	131,125	109,727
Total revenues	1,465,069	1,104,081	862,210	690,559	550,542
Cost of revenues(1):
Cost of subscription services	184,589	136,328	117,009	110,465	94,386
Cost of professional services and other	224,339	167,041	128,272	100,957	79,295
Total cost of revenues	408,928	303,369	245,281	211,422	173,681
Gross profit	1,056,141	800,712	616,929	479,137	376,861
Operating expenses(1):
Research and development	294,220	209,895	158,783	132,017	96,743
Sales and marketing	235,014	190,331	148,867	128,781	110,634
General and administrative	149,113	114,267	86,413	60,410	48,796
Total operating expenses	678,347	514,493	394,063	321,208	256,173
Operating income	377,794	286,219	222,866	157,929	120,688
Other income, net	16,199	27,478	15,777	7,842	1,667
Income before income taxes	393,993	313,697	238,643	165,771	122,355
Provision for income taxes	13,995	12,579	8,811	14,594	44,783
Net income	$379,998	$301,118	$229,832	$151,177	$77,572
Net income, basic and diluted	$379,998	$301,118	$229,832	$151,177	$77,569
Net income per share:
Basic	$2.52	$2.04	$1.59	$1.08	$0.57
Diluted	$2.36	$1.90	$1.47	$0.98	$0.53
Weighted-average shares used to compute net income per share:
Basic	150,666	147,796	144,244	140,311	135,698
Diluted	160,732	158,296	156,117	153,681	147,578

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$4,840	$2,638	$1,553	$1,448	$1,109
Cost of professional services and other	27,698	17,518	10,575	8,476	6,002
Research and development	63,541	37,001	22,138	17,782	11,937
Sales and marketing	40,574	27,537	18,381	16,288	13,271
General and administrative	48,348	31,212	23,778	10,055	8,479
Total stock-based compensation	$185,001	$115,906	$76,425	$54,049	$40,798

Veeva Systems Inc. | Form 10-K	37

	January 31,
	2021	2020	2019	2018	2017

	(in thousands)
Cash and cash equivalents	$730,504	$476,733	$550,971	$320,183	$217,606
Short-term investments	933,122	610,015	539,190	441,779	301,266
Working capital	1,594,874	979,952	1,032,392	706,252	472,885
Total assets	3,046,067	2,271,777	1,653,766	1,230,333	938,946
Deferred revenue	616,992	468,887	356,357	266,939	208,558
Additional paid-in capital	965,670	745,475	617,623	515,272	439,658
Total stockholders' equity	2,266,320	1,665,594	1,237,749	906,238	678,154

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Overview
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our solutions span cloud software, data, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (R&D) to commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations.
In our fiscal year ended January 31, 2021, we derived approximately 51% and 49% of our subscription services revenues and 49% and 51% of our total revenues from our Veeva Commercial Cloud solutions and Veeva Vault solutions, respectively. For the fiscal year ended January 31, 2020, we derived approximately 52% and 48% of our subscription services revenues and 49% and 51% of our total revenues from our Veeva Commercial Cloud solutions and Veeva Vault solutions, respectively. The contribution of subscription services revenues and total revenues associated with our Veeva Vault solutions are expected to continue to increase as a percentage of subscription services revenues and total revenues in the future. Please note that revenues attributable to our Crossix and Physicians World businesses, which we acquired in November 2019, are classified under Veeva Commercial Cloud and impacted the mix of revenues between Veeva Commercial Cloud and Veeva Vault. We also offer certain of our Veeva Vault solutions to three industries outside the life sciences industry primarily in North America and Europe.
For our fiscal years ended January 31, 2021, 2020, and 2019, our total revenues were $1,465 million, $1,104 million, and $862 million, respectively, representing year-over-year growth in total revenues of 33% in our fiscal year ended January 31, 2021, and 28% in our fiscal year ended January 31, 2020. For our fiscal years ended January 31, 2021, 2020, and 2019, our subscription services revenues were $1,179 million, $896 million, and $694 million, respectively, representing year-over-year growth in subscription services revenues of 32% in our fiscal year ended January 31, 2021, and 29% in our fiscal year ended January 31, 2020. Please note that our total revenues and subscription services revenues for our fiscal year ended January 31, 2020 only included revenue contribution from the acquired Crossix and Physicians World businesses in the fourth quarter of that fiscal year. We expect the growth rate of our total revenues and subscription services revenues to decline in the future. We generated net income of $380 million, $301 million, and $230 million for our fiscal years ended January 31, 2021, 2020, and 2019, respectively.

38	Veeva Systems Inc. | Form 10-K

As of January 31, 2021, 2020, and 2019, we served 993, 861, and 719, customers, respectively. As of January 31, 2021, 2020, and 2019, we had 432, 390 and 335 Veeva Commercial Cloud customers, respectively, and 852, 715, and 574 Veeva Vault customers, respectively. The combined customer counts for Veeva Commercial Cloud and Veeva Vault exceed the total customer count in each year because some customers subscribe to products in both areas. Veeva Commercial Cloud customers are those customers that have at least one of the following products: Veeva CRM, Veeva CLM, Veeva CRM Approved Email, Veeva CRM Engage, Veeva Align, Veeva CRM Events Management (including services delivered via Veeva Digital Events), Veeva Nitro, Veeva Andi, Veeva OpenData, Veeva Link, Veeva Network Customer Master, Veeva Crossix, or Veeva Data Cloud. Veeva Vault customers are those customers that have at least one Vault product. Many of our Veeva Vault applications are used by smaller, earlier stage pre-commercial companies, some of which may not reach the commercialization stage. Thus, the potential number of Veeva Vault customers is significantly higher than the potential number of Veeva Commercial Cloud customers.
On November 1, 2019, we completed our acquisition of Crossix, a provider of privacy-safe patient data and data analytics. Crossix brings Veeva additional depth in patient data and data analytics. Crossix's existing data analytics offerings are complementary to our existing Commercial Cloud offerings, and we are utilizing the Crossix Data Platform to build Veeva Data Cloud, our longitudinal patient and prescriber data offering. Further, on November 7, 2019, we completed our acquisition of Physicians World, a provider of speakers bureau services for healthcare professionals. Acquiring Physicians World makes it easier for our customers to get industry leading cloud software and services from a single vendor. We consider these businesses fully integrated into Veeva as of January 31, 2021.
Recent Development
On February 1, 2021, we became a Delaware public benefit corporation (PBC), and we amended our certificate of incorporation to include the following public benefit purpose: “to provide products and services that are intended to help make the industries we serve more productive, and to create high-quality employment opportunities in the communities in which we operate.” When making decisions, our directors have a fiduciary duty to balance the financial interests of stockholders, the best interests of other stakeholders materially affected by our conduct (including customers, employees, partners, and the communities in which we operate), and the pursuit of our public benefit purpose. For more information on our conversion to a PBC and associated risks, see “Business” and “Risk Factors.”
Impact of the COVID-19 Pandemic
The worldwide outbreak of COVID-19 has had and continues to have a widespread and unpredictable worldwide impact on our business operations, the life sciences industry, healthcare systems, financial markets, and the global economy. While the impact of COVID-19 on our operational and financial performance has not been materially negative to date, the future impact is uncertain and will depend on future developments, including the duration and spread of the outbreak, government responses to the pandemic, the impact on our customers, the impact on our employees, the extent of further adverse impacts to the economy, and the scale and pace of economic recovery and resumption of normal business activities, all of which cannot be predicted with certainty.
In response to the COVID-19 outbreak, we shifted most of our customer, employee, and industry events to virtual-only experiences for our fiscal year ending January 31, 2021. We will continue to monitor events related to the pandemic and plan to continue the same approach for our fiscal year ending January 31, 2022. We have also implemented employee travel restrictions and, as of the time of this filing, for many of our U.S. offices, including our corporate headquarters in Pleasanton, California, we have recommended that most employees work from home and the substantial majority of employees continue to do so. Many of our customers have implemented similar measures, which may limit our ability to sell or provide professional services to them over time. Customers may delay or cancel purchasing decisions or professional services projects in light of uncertainties to their businesses arising from COVID-19 or may renew their subscriptions at lower levels. In our fiscal year ended January 31, 2021, our recently acquired Crossix and Physicians World businesses were negatively impacted by COVID-19, and sales to certain other customer segments were and may continue to be negatively impacted as well, including sales to cosmetics companies. We may also experience requests from customers for lengthened payment terms or less favorable billing terms that could adversely impact our financial performance. Such requests to date have not been significant but may increase in the future. Due to our subscription-based business model, the effect of COVID-19, and any impact to our sales efforts, may not be fully reflected in our results of operations until future periods, if at all.

Veeva Systems Inc. | Form 10-K	39

At the same time, COVID-19 has necessitated the adoption of digital communication channels and remote working technology within the life sciences industry at a rapid pace. This transition has accelerated the use and adoption of certain of our applications, including Veeva CRM Engage Meeting and Veeva CRM Approved Email, and that may continue in the future with respect to these and other of our Veeva Commercial Cloud and Veeva Vault solutions that enable remote interactions. For instance, from March 2020 until December 31, 2020, we allowed customers to use Veeva CRM Engage Meeting free of charge to facilitate the ability for life sciences personnel to meet remotely with healthcare professionals. A significant number of customers adopted and began use of Veeva CRM Engage Meeting for the first time during this period, and we observed a dramatic increase in the volume of virtual meetings with healthcare professionals via Veeva CRM Engage Meeting over the same time period. At the end of the free use period, we saw very high conversion rates to paid subscriptions by the customers who were using Veeva Engage Meeting without charge during the free use period.
Certain impacts of the COVID-19 pandemic and resulting changes in business practice may be enduring over the long term and may result in significant changes in business practice within the technology industry, the life sciences industry, and the world economy generally. For example, the extent to which remote work will remain common practice or become increasingly prevalent after the COVID-19 pandemic ends is not certain and may have significant impacts on hiring practices, management practices, expense structures and investments, and other aspects of our business and the businesses of our customers. Similarly, the extent to which virtual meetings and interactions continue to be used or preferred in lieu of in-person interactions may significantly change business practices for us and our customers, and, in turn, may impact demand for our products and services. For example, if our customers reduce sales representatives in response to an increasing preference for virtual meetings with doctors, demand for our core CRM application may decline. We expect life sciences companies to reduce the number of sales representatives that they employ by roughly 10% over the next one to two years, which could negatively impact sales of our solutions, including Veeva CRM and other Commercial Cloud applications in particular, but we cannot be certain such reductions will happen or of the timing or magnitude of such reductions. At the same time, demand for our products that enable virtual interactions with doctors and clinical trial participants may increase. We cannot accurately predict how such changes may impact Veeva's results over the long term.
Key Factors Affecting Our Performance
Investment in Growth
We have invested and intend to continue to invest aggressively in expanding the breadth and depth of our product portfolio, including through acquisitions. We expect to continue to invest in research and development to expand existing solutions and build new solutions; in sales and marketing to promote our solutions to new and existing customers and in existing and expanded geographies and industries; in professional services and business consulting to help ensure customer success; and in other operational and administrative functions to support our expected growth. We expect that our headcount will increase as a result of these investments. We also expect our total operating expenses will continue to increase over time, which could have a negative impact on our operating margin.
Adoption of Our Solutions by Existing and New Customers
Most of our customers initially deploy our solutions to a limited number of end users within a division or geography and may only initially deploy a limited set of our available solutions. Our future growth is dependent upon our existing customers’ continued success and their renewals of subscriptions to our solutions, expanded deployment of our solutions within their organizations, and their purchase of subscriptions to additional solutions. Our growth is also dependent on the adoption of our solutions by new customers.
Subscription Services Revenue Retention Rate
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

40	Veeva Systems Inc. | Form 10-K

Historically, the impact of price changes on our subscription services revenue retention rate has been minimal. For our fiscal years ended January 31, 2021, 2020, and 2019, our subscription services revenue retention rate was 124%, 121%, and 122%, respectively.
Components of Results of Operations
Revenues
We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training, and managed services related to our solutions and services related to our Veeva Business Consulting offerings. For the fiscal year ended January 31, 2021, subscription services revenues constituted 81% of total revenues and professional services and other revenues constituted 19% of total revenues.
We generally enter into master subscription agreements with our customers and count each distinct master subscription agreement that has not been terminated or expired and that has orders for which we have recognized revenue in the quarter as a distinct customer for purposes of determining our total number of current customers as of the end of that quarter. We generally enter into a single master subscription agreement with each customer, although in some instances, affiliated legal entities within the same corporate family may enter into separate master subscription agreements. Conversely, affiliated legal entities that maintain distinct master service agreements may choose to consolidate their orders under a single master service agreement, and, in that circumstance, our customer count would decrease. Divisions, subsidiaries, and operating units of our customers often place distinct orders for our subscription services under the same master subscription agreement, and we do not count such distinct orders as new customers for purposes of determining our total customer count. For purposes of determining customers of Veeva Crossix that do not contract under a master subscription agreement, we count each entity that has a statement of work or services agreement and a recurring known payment obligation as a distinct customer if such entity is not otherwise a customer of ours.
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
With respect to applications other than our core Veeva CRM application and particularly with respect to our Veeva Vault applications, we have entered into a number of orders with multi-year terms. The fees associated with such orders are typically not based on the number of end-users and typically escalate over the term of such orders at a pre-agreed rate to account for, among other factors, implementation and adoption timing and planned increased usage by the customer. There are timing differences between billings and revenue recognition with respect to certain of our multi-year orders with escalating fees which will result in fluctuations in deferred revenue and unbilled accounts receivable balances. For instance, when the amounts we are entitled to invoice in any period pursuant to multi-year orders with escalating fees are less than the revenue recognized in accordance with relevant accounting standards, we will accrue an unbilled accounts receivable balance (a contract asset) related to such orders. In the same scenario, the net deferred revenue we would record in connection with such orders will be less because we will be recognizing more revenue earlier in the term of such multi-year orders.
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

Veeva Systems Inc. | Form 10-K	41

quarterly basis in deferred revenue, unbilled accounts receivable, or calculated billings, a metric commonly cited by financial analysts, are accurate indicators of future revenues for any given period of time. We define the term calculated billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable (contract asset) from the immediately preceding period.
Subscription services revenues are recognized ratably over the respective non-cancelable subscription term because of the continuous transfer of control to the customer. Our subscription services agreements are generally non-cancelable during the term, although customers typically have the right to terminate their agreements for cause in the event of material breach. Our agreements typically provide that orders will automatically renew unless notice of non-renewal is provided in advance. Subscription services revenues are affected primarily by the number of customers, the scope of the subscription purchased by each customer (for example, the number of end users or other subscription usage metric), and the number of solutions subscribed to by each customer.
We utilize our own personnel to perform our professional services and business consulting engagements with customers. In certain cases, we may utilize third-party subcontractors to perform professional services engagements. The majority of our professional services arrangements are billed on a time and materials basis and revenues are recognized over time based on time incurred and contractually agreed upon rates. Certain professional services and business consulting arrangements are billed on a fixed fee basis and revenues are typically recognized over time as the services are delivered based on time incurred. Data services and training revenues are generally recognized as the services are performed. Professional services revenues are affected primarily by our customers’ demands for implementation services, configuration, data services, training, speakers bureau logistics, and managed services in connection with our solutions. Our business consulting revenues are affected primarily by our customers’ demands for services related to a particular customer success initiative, strategic analysis, or business process change, and not a cloud software implementation.
Allocated Overhead
We accumulate certain costs such as building depreciation, office rent, utilities, and other facilities costs and allocate them across the various departments based on headcount. We refer to these costs as “allocated overhead.”
Cost of Revenues
Cost of subscription services revenues for all of our solutions consists of expenses related to our computing infrastructure provided by third parties, including salesforce.com and Amazon Web Services, personnel related costs associated with hosting our subscription services and providing support, including our data stewards, data acquisition costs, expenses associated with computer equipment and software, allocated overhead, and amortization expense associated with certain purchased intangibles related to our subscription services. We intend to continue to invest additional resources in our subscription services to enhance our product offerings and increase our delivery capacity. We may add or expand computing infrastructure capacity in the future, migrate to new computing infrastructure service providers, make additional investments in the availability and security of our solutions, and make continued investments in data sources.
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
Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing program costs, amortization expense associated with purchased intangibles related to our customer contracts, customer relationships and brand development, travel-related expenses, and allocated

42	Veeva Systems Inc. | Form 10-K

overhead. Marketing program costs include advertising, customer events, corporate communications, brand awareness, and product marketing activities. Sales commissions are costs of obtaining new customer contracts and are capitalized and then amortized over a period of benefit that we have determined to be three years.
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
Other Income, Net
Other income, net, consists primarily of transaction gains or losses on foreign currency, net of hedging costs, interest income, and amortization of premiums paid on investments.
Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. See note 9 of the notes to our consolidated financial statements.
New Accounting Pronouncements Adopted in Fiscal 2021
Refer to note 1 of the notes to our consolidated financial statements for a full description of the recent accounting pronouncements adopted during the fiscal year ended January 31, 2021.

Veeva Systems Inc. | Form 10-K	43

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Fiscal year ended January 31,
	2021	2020

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$1,179,486	$896,294
Professional services and other	285,583	207,787
Total revenues	1,465,069	1,104,081
Cost of revenues(1):
Cost of subscription services	184,589	136,328
Cost of professional services and other	224,339	167,041
Total cost of revenues	408,928	303,369
Gross profit	1,056,141	800,712
Operating expenses(1):
Research and development	294,220	209,895
Sales and marketing	235,014	190,331
General and administrative	149,113	114,267
Total operating expenses	678,347	514,493
Operating income	377,794	286,219
Other income, net	16,199	27,478
Income before income taxes	393,993	313,697
Provision for income taxes	13,995	12,579
Net income	$379,998	$301,118

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$4,840	$2,638
Cost of professional services and other	27,698	17,518
Research and development	63,541	37,001
Sales and marketing	40,574	27,537
General and administrative	48,348	31,212
Total stock-based compensation	$185,001	$115,906

Fiscal Year Ended January 31, 2021 and 2020
The following is a discussion of our results of operations for the year ended January 31, 2021 compared to the year ended January 31, 2020. For a discussion of our results of operations for the year ended January 31, 2020 compared to the year ended January 31, 2019, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2020, which is hereby incorporated by reference.

44	Veeva Systems Inc. | Form 10-K

Revenues

	Fiscal year ended January 31,
	2021	2020	% Change

	(dollars in thousands)
Revenues:
Subscription services	$1,179,486	$896,294	32%
Professional services and other	285,583	207,787	37%
Total revenues	$1,465,069	$1,104,081	33%
Percentage of revenues:
Subscription services	81%	81%
Professional services and other	19	19
Total revenues	100%	100%

Total revenues for the fiscal year ended January 31, 2021 increased $361 million, of which $283 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $152 million of subscription services revenue attributable to Veeva Vault solutions and $131 million of subscription services revenue attributable to Veeva Commercial Cloud solutions, which includes the full year contribution from Veeva Crossix. The geographic mix of subscription services revenues was 56% from North America and 27% from Europe for the fiscal year ended January 31, 2021 as compared to subscription services revenues of 54% from North America and 27% from Europe for the fiscal year ended January 31, 2020.
Professional services and other revenues for the fiscal year ended January 31, 2021 increased $78 million. The increase was primarily due to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions, and, to a lesser extent, professional services revenues associated with our acquired Veeva Crossix and Physicians World businesses, which only contributed to revenue in the fourth quarter of the fiscal year ended January 31, 2020. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our Veeva Vault solutions. The geographic mix of professional services and other revenues was 62% from North America and 30% from Europe for the fiscal year ended January 31, 2021 as compared to 60% from North America and 32% from Europe for the fiscal year ended January 31, 2020.
Over time, we expect the proportion of our total revenues from professional services to decrease.
Costs and Expenses

	Fiscal year ended January 31,
	2021	2020	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$184,589	$136,328	35%
Cost of professional services and other	224,339	167,041	34%
Total cost of revenues	$408,928	$303,369	35%
Gross margin percentage:
Subscription services	84%	85%
Professional services and other	21%	20%
Total gross margin percentage	72%	73%
Gross profit	$1,056,141	$800,712	32%

Cost of revenues for the fiscal year ended January 31, 2021 increased $106 million, of which $48 million was related to cost of subscription services. The increase in cost of subscription services included an increase of $14 million in data acquisition costs related to the Veeva Data Cloud product offering. There was also an increase of $9 million in employee compensation-related costs (which includes an increase of $2 million in stock-based compensation) and was primarily driven by the increase in headcount during the period and the full year impact of the headcount from the acquired Crossix business. Finally, there was an increase of $7 million in fees paid to salesforce.com, driven by an increase in the number of end users of our subscription services, and an increase of

Veeva Systems Inc. | Form 10-K	45

$9 million in other computing infrastructure costs, the vast majority of which was for computing infrastructure provided by Amazon Web Services. We expect cost of subscription services to increase in absolute dollars in the near term due to increased usage of our subscription services and increased data costs related to our Veeva Data Cloud offering.
Cost of professional services and other for the fiscal year ended January 31, 2021 increased $57 million, primarily due to a $55 million increase in employee compensation-related costs (which includes an increase of $10 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period and the full year impact of the headcount from the acquired Physicians World business. We expect cost of professional services and other to increase in absolute dollars in the near term as we add personnel to our global professional services organization.
Gross margin for the fiscal years ended January 31, 2021 and 2020 was 72% and 73%, respectively. The decrease compared to the prior period is largely due to the products and services of our acquired Crossix and Physicians World businesses, which have lower gross margins than many of our other products and services.
Operating Expenses and Operating Margin
Operating expenses include research and development, sales and marketing, and general and administrative expenses. As we continue to invest in our growth through hiring, we expect operating expenses to increase in absolute dollars and may increase as a percentage of revenue in the future.
Research and Development

	Fiscal year ended January 31,
	2021	2020	% Change

	(dollars in thousands)
Research and development	$294,220	$209,895	40%
Percentage of total revenues	20%	19%

Research and development expenses for the fiscal year ended January 31, 2021 increased $84 million, primarily due to an increase of $71 million in employee compensation-related costs (which includes an increase of $27 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. The expansion of our headcount in research and development is to support development work for the increased number of products that we offer or may offer in the future.
We expect research and development expenses to increase in absolute dollars and may increase as a percentage of revenue in the future, primarily due to higher headcount as we continue to invest in our product offerings.
Sales and Marketing

	Fiscal year ended January 31,
	2021	2020	% Change

	(dollars in thousands)
Sales and marketing	$235,014	$190,331	23%
Percentage of total revenues	16%	17%

Sales and marketing expenses for the fiscal year ended January 31, 2021 increased $45 million, primarily due to an increase of $44 million in employee compensation-related costs (which includes an increase of $13 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. There was an additional increase of $7 million in amortization of purchased intangibles related to our acquired Crossix and Physicians World businesses. These increases were partially offset by a $10 million decrease in travel and entertainment costs primarily related to travel and meeting restrictions associated with COVID-19.
We expect sales and marketing expenses to grow in absolute dollars in the future, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our

46	Veeva Systems Inc. | Form 10-K

product offerings, the impact of changes to our sales compensation plans, and our continued expansion of our sales capacity across all our solutions. Additionally, we expect travel and entertainment costs to start to increase in the second half of the fiscal year ending January 31, 2022.
General and Administrative

	Fiscal year ended January 31,
	2021	2020	% Change

	(dollars in thousands)
General and administrative	$149,113	$114,267	30%
Percentage of total revenues	10%	10%

General and administrative expenses for the fiscal year ended January 31, 2021 increased $35 million, primarily due to an increase of $31 million in employee compensation-related costs (which includes an increase of $17 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period.
We expect general and administrative expenses to continue to grow in absolute dollars in the future as a result of employee-related expenses as we increase our headcount, investments in information technology infrastructure, and third-party fees, including fees associated with on-going litigation.
Other Income, Net

	Fiscal year ended January 31,
	2021	2020	% Change

	(dollars in thousands)
Other income, net	$16,199	$27,478	(41)%

Other income, net, for the fiscal year ended January 31, 2021 decreased $11 million, primarily due to a $9 million reduction in interest income, net, reflecting the lower interest rates on short-term investments.
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
Provision for Income Taxes

	Fiscal year ended January 31,
	2021	2020	% Change

	(dollars in thousands)
Income before income taxes	$393,993	$313,697	26%
Provision for income taxes	$13,995	$12,579	11%
Effective tax rate	3.6%	4.0%

The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes, tax credits, equity compensation, and the deduction for foreign derived intangible income. Future tax rates could be affected by changes in tax laws and regulations or by rulings in tax related litigation, as may be applicable. We will continue to identify and analyze other applicable changes in tax laws in the United States and abroad.

Veeva Systems Inc. | Form 10-K	47

For the fiscal years ended January 31, 2021 and 2020, our effective tax rates were 3.6% and 4.0%, respectively. During the fiscal year ended January 31, 2021 as compared to the prior year period, our effective tax rate decreased primarily due to the increase in excess tax benefits related to equity compensation. We recognized such tax benefits in our provision for income taxes of $81 million and $50 million for the fiscal years ended January 31, 2021 and 2020, respectively.
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
For the reasons set forth below, we believe that excluding the following items provides information that is helpful in understanding our operating results, evaluating our future prospects, comparing our financial results across accounting periods, and comparing our financial results to our peers, many of which provide similar non-GAAP financial measures:
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

48	Veeva Systems Inc. | Form 10-K

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Fiscal year ended January 31,
	2021	2020

	(in thousands)
Operating income on a GAAP basis	$377,794	$286,219
Stock-based compensation expense	185,001	115,906
Amortization of purchased intangibles	20,007	10,120
Operating income on a non-GAAP basis	$582,802	$412,245
Net income on a GAAP basis	$379,998	$301,118
Stock-based compensation expense	185,001	115,906
Amortization of purchased intangibles	20,007	10,120
Income tax effect on non-GAAP adjustments(1)	(111,795)	(79,763)
Net income on a non-GAAP basis	$473,211	$347,381
Diluted net income per share on a GAAP basis	$2.36	$1.90
Stock-based compensation expense	1.15	0.73
Amortization of purchased intangibles	0.12	0.06
Income tax effect on non-GAAP adjustments(1)	(0.69)	(0.50)
Diluted net income per share on a non-GAAP basis	$2.94	$2.19
(1) For the fiscal years ended January 31, 2021 and 2020, we used an estimated annual effective non-GAAP tax rate of 21%

Liquidity and Capital Resources

	Fiscal year ended January 31,
	2021	2020	2019

	(in thousands)
Net cash provided by operating activities	$551,246	$437,375	$310,827
Net cash used in investing activities	(333,634)	(516,910)	(103,869)
Net cash provided by financing activities	33,818	10,010	25,910
Effect of exchange rate changes on cash and cash equivalents	484	(2,856)	(2,077)
Net change in cash and cash equivalents	$251,914	$(72,381)	$230,791

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. As of January 31, 2021, our cash, cash equivalents, and short-term investments totaled $1,664 million, of which $59 million represented cash and cash equivalents held outside of the United States.
Our remaining non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States, except in certain designated jurisdictions that have an immaterial impact to our financial statements. As of January 31, 2021, we have not recorded any taxes, such as withholding taxes, associated with the foreign earnings that are indefinitely reinvested outside of the United States. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate additional funds we have designated as indefinitely reinvested outside the United States. Under currently enacted tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts may be subject to certain jurisdictional taxes.
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

Veeva Systems Inc. | Form 10-K	49

may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
The following is a discussion of our cash flows for the year ended January 31, 2021 compared to the year ended January 31, 2020. For a discussion of our cash flows for the year ended January 31, 2020 compared to the year ended January 31, 2019, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2020, which is hereby incorporated by reference.
Cash Flows from Operating Activities
Our largest source of operating cash inflows is cash collections from our customers for subscription services. We also generate significant cash flows from our professional services arrangements. The first quarter of our fiscal year is seasonally the strongest quarter for cash inflows due to the timing of our annual subscription billings and related collections. Our primary uses of cash from operating activities are for employee-related expenditures, expenses related to our computing infrastructure (including salesforce.com and Amazon Web Services), building infrastructure costs (including leases for office space), fees for third-party legal counsel and accounting services, data acquisition costs, and marketing program costs. Note that our net income reflects the impact of excess tax benefits related to equity compensation.
Net cash provided by operating activities was $551 million for the fiscal year ended January 31, 2021 compared to $437 million provided by operating activities for the fiscal year ended January 31, 2020. The $114 million increase in operating cash flow was primarily due to net income for the period of $380 million driven by increased sales and the related impact to deferred revenue, partially offset by cash collections and the related impact to accounts receivable. Additionally, operating cash flow benefited from a non-cash adjustment for stock-based compensation.
Cash Flows from Investing Activities
The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Net cash used in investing activities was $334 million for the fiscal year ended January 31, 2021 compared to $517 million used in investing activities for the fiscal year ended January 31, 2020. The $183 million decrease in cash used in investing activities was mainly due to our prior year investments in Crossix and Physicians World acquisitions, partially offset by the nature and timing of purchases of short-term investments in excess of maturities.
Cash Flows from Financing Activities
The cash flows from financing activities relate primarily to stock option exercises.
Net cash provided by financing activities was $34 million for the fiscal year ended January 31, 2021 compared to $10 million provided by financing activities for the fiscal year ended January 31, 2020. The $24 million increase in cash provided by financing activities is primarily related to an increase in proceeds from employee stock option exercises resulting from both an increase in stock option exercise volume and a higher aggregate average exercise price during the period.
Commitments
Our principal commitments consist of obligations for minimum payment commitments to salesforce.com, and leases for office space and data centers. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We met our first minimum order commitment of $250 million and have a remaining purchase commitment of $57 million, as of January 31, 2021, that must be made by September 1, 2025.

50	Veeva Systems Inc. | Form 10-K

As of January 31, 2021, the future non-cancelable minimum payments under these commitments were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

	(in thousands)
Salesforce.com commitments	$57,119	$—	$—	$57,119	$—
Operating lease obligations	71,504	12,887	22,365	14,676	21,576
Finance lease obligations	380	380	—	—	—
Total	$129,003	$13,267	$22,365	$71,795	$21,576

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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (GAAP). In the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
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
Revenue Recognition
We derive our revenues primarily from subscription services and professional services. Some of our contracts with customers contain multiple performance obligations. The transaction price is allocated to the distinct performance obligations on a relative standalone selling price basis. Significant judgment is sometimes required in developing an estimate of the standalone selling price for each distinct performance obligation based on our overall pricing objectives, market conditions, and other factors, including other groupings such as customer type and geography.
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

Veeva Systems Inc. | Form 10-K	51

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Japanese Yen, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement of our foreign currency monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the fiscal years ended January 31, 2021, 2020 and 2019, we had foreign currency gains of $2 million, losses of $1 million, and losses of $2 million, respectively.
We have experienced and will continue to experience fluctuations in our net income as a result of gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We engage in the hedging of our foreign currency transactions as described in note 8 of the notes to our consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar.
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments totaling $1,664 million as of January 31, 2021. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, foreign government bonds, and agency mortgage-backed securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $9 million market value reduction in our investment portfolio as of January 31, 2021. An immediate decrease of 100-basis points in interest rates would have increased the market value by $3 million as of January 31, 2021. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

52	Veeva Systems Inc. | Form 10-K

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
VEEVA SYSTEMS INC.

Veeva Systems Inc. | Form 10-K	53

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Veeva Systems Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Veeva Systems Inc. and subsidiaries (the Company) as of January 31, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

54	Veeva Systems Inc. | Form 10-K

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the sufficiency of audit evidence over revenue
As discussed in Note 1 to the consolidated financial statements, the Company recorded $1,465 million of total revenues for the year ended January 31, 2021, of which $1,179 million was subscription services related, and $286 million was professional services related. Each of these categories of revenue has multiple service offerings, and the Company’s process for revenue recognition differs between them.
We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Evaluating the nature and extent of audit evidence obtained over revenue for each service offering required subjective auditor judgment because of the multiple service offerings and the number of information technology (IT) applications involved in the revenue recognition processes.
The following are the primary procedures we performed to address the critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the revenue for service offerings. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition process. We assessed the recorded revenue by selecting transactions and comparing the amounts recognized for consistency with underlying documentation, including contracts with customers. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications that are used by the Company in its revenue recognition process. In addition, we evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed, including the nature and extent of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Santa Clara, California
March 30, 2021

Veeva Systems Inc. | Form 10-K	55

VEEVA SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)

	January 31, 2021	January 31, 2020

Assets
Current assets:
Cash and cash equivalents	$730,504	$476,733
Short-term investments	933,122	610,015
Accounts receivable, net of allowance for doubtful accounts of $193 and $617, respectively	564,387	389,690
Unbilled accounts receivable	47,206	32,817
Prepaid expenses and other current assets	35,607	21,869
Total current assets	2,310,826	1,531,124
Property and equipment, net	53,650	54,752
Deferred costs, net	42,072	35,585
Lease right-of-use assets	56,917	49,132
Goodwill	436,029	438,529
Intangible assets, net	114,595	134,601
Deferred income taxes	14,100	11,870
Other long-term assets	17,878	16,184
Total assets	$3,046,067	$2,271,777
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,253	$19,420
Accrued compensation and benefits	30,410	25,619
Accrued expenses and other current liabilities	30,982	21,620
Income tax payable	2,590	5,613
Deferred revenue	616,992	468,887
Lease liabilities	11,725	10,013
Total current liabilities	715,952	551,172
Deferred income taxes	1,835	2,417
Lease liabilities, noncurrent	51,393	44,815
Other long-term liabilities	10,567	7,779
Total liabilities	779,747	606,183
Commitments and contingencies (note 15)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 137,062,817 and 133,892,725 issued and outstanding at January 31, 2021 and January 31, 2020, respectively	2	1
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 14,993,991 and 15,202,858 issued and outstanding at January 31, 2021 and January 31, 2020, respectively	—	—
Additional paid-in capital	965,670	745,475
Accumulated other comprehensive income	992	460
Retained earnings	1,299,656	919,658
Total stockholders’ equity	2,266,320	1,665,594
Total liabilities and stockholders’ equity	$3,046,067	$2,271,777

See Notes to Consolidated Financial Statements.

56	Veeva Systems Inc. | Form 10-K

VEEVA SYSTEMS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Fiscal year ended January 31,
	2021	2020	2019

Revenues:
Subscription services	$1,179,486	$896,294	$694,467
Professional services and other	285,583	207,787	167,743
Total revenues	1,465,069	1,104,081	862,210
Cost of revenues(1):
Cost of subscription services	184,589	136,328	117,009
Cost of professional services and other	224,339	167,041	128,272
Total cost of revenues	408,928	303,369	245,281
Gross profit	1,056,141	800,712	616,929
Operating expenses(1):
Research and development	294,220	209,895	158,783
Sales and marketing	235,014	190,331	148,867
General and administrative	149,113	114,267	86,413
Total operating expenses	678,347	514,493	394,063
Operating income	377,794	286,219	222,866
Other income, net	16,199	27,478	15,777
Income before income taxes	393,993	313,697	238,643
Provision for income taxes	13,995	12,579	8,811
Net income	$379,998	$301,118	$229,832
Net income, basic and diluted	$379,998	$301,118	$229,832
Net income per share:
Basic	$2.52	$2.04	$1.59
Diluted	$2.36	$1.90	$1.47
Weighted-average shares used to compute net income per share:
Basic	150,666	147,796	144,244
Diluted	160,732	158,296	156,117
Other comprehensive income:
Net change in unrealized gain on available-for-sale investments	$985	$2,388	$1,409
Net change in cumulative foreign currency translation loss	(453)	(2,857)	(2,081)
Comprehensive income	$380,530	$300,649	$229,160

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$4,840	$2,638	$1,553
Cost of professional services and other	27,698	17,518	10,575
Research and development	63,541	37,001	22,138
Sales and marketing	40,574	27,537	18,381
General and administrative	48,348	31,212	23,778
Total stock-based compensation	$185,001	$115,906	$76,425

See Notes to Financial Statements.

Veeva Systems Inc. | Form 10-K	57

VEEVA SYSTEMS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount

Balance at January 31, 2018	142,069,396	$1	$515,272	$389,365	$1,600	$906,238
Issuance of common stock upon exercise of stock options	2,807,092	—	25,554	—	—	25,554
Issuance of common stock upon vesting of restricted stock units	1,313,591	—	—	—	—	—
Stock-based compensation expense	—	—	76,797	—	—	76,797
Other comprehensive income	—	—	—	—	(672)	(672)
Net income	—	—	—	229,832	—	229,832
Balance at January 31, 2019	146,190,079	$1	$617,623	$619,197	$928	$1,237,749
Cumulative effect adjustment for Topic 842 adoption(1)	—	—	—	(657)	—	(657)
Issuance of common stock upon exercise of stock options	1,665,778	—	10,899	—	—	10,899
Issuance of common stock upon vesting of restricted stock units	1,239,726	—	—	—	—	—
Replacement award value in connection with business combination	—	—	657	—	—	657
Stock-based compensation expense	—	—	116,296	—	—	116,296
Other comprehensive income	—	—	—	—	(468)	(468)
Net income	—	—	—	301,118	—	301,118
Balance at January 31, 2020	149,095,583	$1	$745,475	$919,658	$460	$1,665,594
Issuance of common stock upon exercise of stock options	1,839,723	1	34,815	—	—	34,816
Issuance of common stock upon vesting of restricted stock units	1,121,502	—	—	—	—	—
Stock-based compensation expense	—	—	185,380	—	—	185,380
Other comprehensive income	—	—	—	—	532	532
Net income	—	—	—	379,998	—	379,998
Balance at January 31, 2021	152,056,808	$2	$965,670	$1,299,656	$992	$2,266,320
(1) We adopted Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842) using the modified retrospective method as of February 1, 2019 and elected the transition option that allows us not to restate the comparative periods in our financial statements in the year of adoption.

See Notes to Consolidated Financial Statements.

58	Veeva Systems Inc. | Form 10-K

VEEVA SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal year ended January 31,
	2021	2020	2019

Cash flows from operating activities
Net income	$379,998	$301,118	$229,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,455	19,859	14,071
Reduction of operating lease right-of-use assets	10,347	7,966	—
Amortization (accretion) of discount on short-term investments	3,134	(3,274)	(2,431)
Stock-based compensation	185,001	115,906	76,425
Amortization of deferred costs	20,677	20,521	18,378
Deferred income taxes	(1,048)	(6,663)	(8,091)
Gain on foreign currency from mark-to-market derivative	(365)	(120)	(177)
Bad debt (recovery) expense	(307)	244	198
Changes in operating assets and liabilities:
Accounts receivable	(174,067)	(55,531)	(78,995)
Unbilled accounts receivable	(14,387)	(14,555)	(4,774)
Deferred costs	(27,164)	(25,237)	(18,941)
Income taxes payable	(3,023)	1,131	637
Prepaid expenses and other current and long-term assets	(12,424)	(2,700)	(10,562)
Accounts payable	754	2,813	1,822
Accrued expenses and other current liabilities	13,889	(15,230)	963
Deferred revenue	147,479	97,753	89,416
Operating lease liabilities	(9,129)	(7,480)	—
Other long-term liabilities	2,426	854	3,056
Net cash provided by operating activities	551,246	437,375	310,827
Cash flows from investing activities
Purchases of short-term investments	(979,292)	(752,518)	(726,379)
Maturities and sales of short-term investments	654,341	688,091	632,329
Acquisitions, net of cash and restricted cash acquired	—	(448,162)	—
Long-term assets	(8,683)	(4,321)	(9,819)
Net cash used in investing activities	(333,634)	(516,910)	(103,869)
Cash flows from financing activities
Changes in lease liabilities - finance leases	(1,039)	(984)	—
Proceeds from exercise of common stock options	34,857	10,994	25,910
Net cash provided by financing activities	33,818	10,010	25,910
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	484	(2,856)	(2,077)
Net change in cash, cash equivalents, and restricted cash	251,914	(72,381)	230,791
Cash, cash equivalents, and restricted cash at beginning of period	479,797	552,178	321,387
Cash, cash equivalents, and restricted cash at end of period	$731,711	$479,797	$552,178

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$730,504	$476,733	$550,971
Restricted cash included in other long-term assets	1,207	3,064	1,207
Total cash, cash equivalents, and restricted cash at end of period	$731,711	$479,797	$552,178

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$18,096	$14,289	$19,541
Excess tax benefits from employee stock plans	$80,661	$50,411	$45,830
Non-cash investing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$3,165	$567	$644

See Notes to Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-K	59

VEEVA SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Business and Significant Accounting Policies
Description of Business
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our solutions span cloud software, data, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (R&D) to commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. Our commercial solutions help life sciences companies achieve better, more intelligent engagement with healthcare professionals and healthcare organizations across multiple communication channels, and plan and execute more effective media and marketing campaigns. Our R&D solutions for the clinical, regulatory, quality, and safety functions help life sciences companies streamline their end-to-end product development processes to increase operational efficiency and maintain regulatory compliance throughout the product life cycle. We also bring the benefits of our content and data management solutions to a set of customers outside of life sciences in three regulated industries: consumer goods, chemicals, and cosmetics. Our fiscal year end is January 31.
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
•the fair value of assets acquired and liabilities assumed for business combinations; and
•the fair value of our stock-based awards.
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

60	Veeva Systems Inc. | Form 10-K

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
Deferred Costs
Deferred costs represents sales commissions associated with obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit that we have determined to be three years. We determined the period of benefit by taking into consideration the expected renewal period of our customer contracts, our technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of comprehensive income.
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

Veeva Systems Inc. | Form 10-K	61

diversification and maturities that seek to maintain safety and liquidity. Deposits in these financial institutions may significantly exceed federally insured limits.
We do not require collateral from our customers and generally require payment within 30 days to 60 days of billing.
The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	January 31,
	2021	2020
Customer 1	12%	14%

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
We may sell our short-term investments at any time, without significant penalty, for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond 12 months, as current assets in the accompanying consolidated balance sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts, which is not material.
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets and commences once the asset is placed in service or ready for its intended use. Land is not depreciated. The estimated useful lives by asset classification are as follows:

Building	30 years
Land and building improvements	10 years	(land improvements) and estimated useful life of building (building improvements)
Equipment and computers	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining life of the lease term or estimated useful life

Leases
We have operating and finance leases for corporate offices and certain equipment. Additionally, we are the sublessor for certain office space.
We adopted Accounting Standards Update (ASU) 2016-02 “Leases” (Topic 842) using the modified retrospective method as of February 1, 2019 with an immaterial amount of cumulative effect adjustment recorded to our retained earnings. Consequently, financial information for dates and periods before February 1, 2019 remain unchanged.

62	Veeva Systems Inc. | Form 10-K

Subsequent to our adoption of Topic 842, we recognize lease right-of-use assets and liabilities at the commencement date based on the present value of lease payments over the lease term. We use an estimate of our discount rate based on the information available at the lease commencement date in determining the present value of lease payments, unless the implicit rate is readily determinable. The lease right-of-use assets also include any lease payments made and exclude lease incentives such as tenant improvement allowances. Options to extend or terminate the lease are included in the lease term when it is reasonably certain that we will exercise the extension or termination option.
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
Internal-Use Software
We capitalize certain costs incurred for the development of computer software for internal use. We capitalize these costs during the development of the project, when it is determined that it is probable that the project will be completed and the software will be used as intended. Costs related to preliminary project activities, post-implementation activities, training, and maintenance are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life of three years, and the amortization expense is recorded as a component of cost of subscription services. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Goodwill and Intangible Assets
Goodwill is tested for impairment annually in the fourth quarter of each year or if circumstances indicate the carrying value of goodwill is impaired.
We have one reporting unit and evaluate goodwill for impairment at the entity level. We completed our annual impairment test in our fourth quarter of the fiscal year ended January 31, 2021, which resulted in no impairment of the goodwill balance.
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

Veeva Systems Inc. | Form 10-K	63

expected cash flows, future revenue growth, margins, customer retention rates, technology life, royalty rates, expected use of acquired assets, and discount rates.
Stock-based Compensation
We recognize compensation expense for all stock-based awards, including stock options and restricted stock units (RSUs), based on the estimate of fair value of the award at the grant date. The fair value of each option award is estimated on the grant date using either a Black-Scholes option-pricing model or a Monte Carlo simulation, to the extent market conditions exist, and a single option award approach. These models require that at the date of grant we determine the fair value of the underlying common stock, the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield of our common stock. The fair value of each RSU award is measured based on the closing stock price of our common stock on the date of grant. We account for forfeitures as they occur. The compensation expense is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four to nine years.
Cost of Revenues
Cost of subscription services revenues consists of expenses related to our computing infrastructure provided by third parties, including salesforce.com and Amazon Web Services, personnel-related costs associated with hosting our subscription services and providing support including our data stewards, data acquisition costs, and allocated overhead, amortization expense associated with capitalized internal-use software related to our subscription services, and amortization expense associated with purchased intangibles related to our subscription services. Cost of subscription services revenues for Veeva CRM and certain of our multichannel customer relationship management applications include fees paid to salesforce.com for our use of the Salesforce Platform and the associated hosting infrastructure and data center operations that are provided by salesforce.com.
Cost of professional services and other revenues consists primarily of employee-related expenses associated with providing these services, including salaries, benefits and stock-based compensation expense, the cost of third-party subcontractors, travel costs, and allocated overhead.
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
We regularly assess the realizability of our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some or all of our deferred tax assets will not be realized. We evaluate and weigh all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Generally, more weight is given to objectively verifiable evidence such as the cumulative income in recent years.
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

64	Veeva Systems Inc. | Form 10-K

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
Indemnification
Our contracts generally include provisions for indemnifying customers against liabilities if our solutions infringe a third party’s intellectual property rights, and we may also incur liabilities if we breach the security and/or confidentiality obligations in our contracts. To date, we have not incurred any material costs, and we have not accrued any liabilities in the accompanying consolidated financial statements as a result of these obligations.
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
New Accounting Pronouncements Adopted in Fiscal 2021
Cloud Computing Arrangements
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (Topic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. We adopted this standard on a prospective basis as of February 1, 2020 and it did not have a material impact on our consolidated financial statements.
Credit Losses
In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, including subsequent amendments, regarding “Measurement of Credit Losses on Financial Instruments” (Topic 326), which modifies the accounting methodology for most financial instruments. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. For trade receivables and other financial assets, we are required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. We adopted this standard on a modified retrospective basis as of February 1, 2020. The adoption of this standard did not result in any cumulative effect adjustment on our consolidated financial statements.
Note 2. Acquisitions
Crossix
On November 1, 2019, we acquired 100% ownership of Crossix in exchange for total consideration of $428 million, which includes the impact of adjustments to purchase price associated with the cash and net working capital of the acquired entity at close. In addition, we granted certain Crossix employees equity retention awards valued at approximately $120 million in the aggregate, which will be expensed as share-based compensation over the remaining service period. Crossix brings Veeva additional depth in patient data and data analytics. Crossix’s existing data analytics offerings are complementary to our existing Commercial Cloud offerings, and we are using the Crossix Data Platform to build Veeva Data Cloud, our longitudinal U.S. patient data offering.

Veeva Systems Inc. | Form 10-K	65

The following table summarizes the estimated fair values of the assets acquired, useful lives, and liabilities assumed at the acquisition date (in thousands):

	Useful life			Fair value
Net assets acquired				$4,766
Identifiable intangible assets:
Customer relationships	10 years			70,100
Existing technology	6 years			19,200
Trade name and trademarks	5 years			13,200
Other intangibles	1	to	7 years	6,000
Total purchased intangible assets				108,500
Goodwill				314,642
Total purchase consideration				$427,908

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

	Fiscal year ended January 31,

	2020	2019
Pro forma revenues	$1,153,497	$913,081
Pro forma net income	$278,215	$201,382
Pro forma net income per share:
Basic	$1.88	$1.40
Diluted	$1.76	$1.29

Physicians World
On November 7, 2019, we completed our acquisition of Physicians World in exchange for total cash consideration of $41 million, which includes the impact of adjustments to purchase price associated with the cash and net working capital of the acquired entity at close. In addition, we granted certain Physicians World employees equity retention awards valued at approximately $15 million in the aggregate. The acquisition of Physicians World makes it easier for our customers to get industry leading cloud software and services from a single vendor. Pro forma results of operations have not been presented because the effect of this acquisition was not material to our consolidated financial statements.
The following table summarizes the estimated fair values of the assets acquired, useful lives, and liabilities assumed at the acquisition date (in thousands):

	Useful life	Fair value
Net assets acquired		$1,221
Identifiable intangible assets:
Customer relationships	10 years	$7,700
Existing technology	6 years	3,300
Trade name and trademarks	5 years	700
Total purchased intangible assets		11,700
Goodwill		28,083
Total purchase consideration		$41,004

66	Veeva Systems Inc. | Form 10-K

Note 3. Short-Term Investments
At January 31, 2021, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$17,350	$15	$(1)	$17,364
Asset-backed securities	125,833	745	(2)	126,576
Commercial paper	57,390	8	(2)	57,396
Corporate notes and bonds	428,710	2,360	(23)	431,047
Foreign government bonds	31,855	45	(2)	31,898
U.S. agency obligations	52,756	119	—	52,875
U.S. treasury securities	215,379	587	—	215,966
Total available-for-sale securities	$929,273	$3,879	$(30)	$933,122

At January 31, 2020, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$3,500	$3	$—	$3,503
Asset-backed securities	100,419	396	(1)	100,814
Commercial paper	19,965	5	(1)	19,969
Corporate notes and bonds	234,664	1,552	(2)	236,214
Foreign government bonds	3,397	10	—	3,407
U.S. treasury securities	245,509	599	—	246,108
Total available-for-sale securities	$607,454	$2,565	$(4)	$610,015

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	January 31,
	2021	2020
Due in one year or less	$428,155	$247,592
Due in greater than one year	504,967	362,423
Total short-term investments	$933,122	$610,015

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. We intend to hold our securities to maturity and it is more likely than not we will hold these securities until recovery of the cost basis.

Veeva Systems Inc. | Form 10-K	67

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of January 31, 2021 (in thousands):

	Held for less than 12 months
	Fair value	Gross unrealized losses
Certificates of deposits	$3,749	$(2)
Asset-backed securities	3,318	(1)
Commercial paper	17,626	(2)
Corporate notes and bonds	29,558	(23)
Foreign government bonds	2,679	(2)

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of January 31, 2020 (in thousands):

	Held for less than 12 months
	Fair value	Gross unrealized losses
Asset-backed securities	999	(1)
Commercial paper	5,589	(1)
Corporate notes and bonds	6,104	(2)

Asset values and gross unrealized losses of available-for-sale securities held for more than 12 months as of January 31, 2021 and 2020 were immaterial. There were no impairments considered other-than-temporary as of January 31, 2021 and 2020 as it is more likely than not we will hold these securities until recovery of the cost basis.
Note 4. Deferred Costs
Deferred costs, which consists of deferred sales commissions, were $42 million and $36 million as of January 31, 2021 and January 31, 2020, respectively. Amortization expense for the deferred costs included in sales and marketing expenses in the consolidated statements of comprehensive income was $21 million, $21 million, and $18 million for the fiscal years ended January 31, 2021, 2020, and 2019, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 5. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	January 31,
	2021	2020
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	22,392
Equipment and computers	8,847	11,066
Furniture and fixtures	13,452	12,849
Leasehold improvements	13,945	9,385
Construction in progress	606	386
	83,266	80,102
Less accumulated depreciation	(29,616)	(25,350)
Total property and equipment, net	$53,650	$54,752

Total depreciation expense was $9 million, $9 million, and $6 million for the fiscal years ended January 31, 2021, 2020, and 2019, respectively. Land is not depreciated.

68	Veeva Systems Inc. | Form 10-K

Note 6. Goodwill and Intangible Assets
Goodwill was $436 million and $439 million as of January 31, 2021 and January 31, 2020, respectively.
The following schedule presents the details of intangible assets as of January 31, 2021 (dollar amounts in thousands):

	January 31, 2021
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$26,180	$(8,367)	$17,813	4.8
Customer relationships	110,643	(27,741)	82,902	8.0
Trade name and trademarks	13,900	(4,005)	9,895	3.8
Other intangibles	20,453	(16,468)	3,985	5.1
Total intangible assets	$171,176	$(56,581)	$114,595

The following schedule presents the details of intangible assets as of January 31, 2020 (dollar amounts in thousands):

	January 31, 2020
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$26,380	$(4,808)	$21,572	5.8
Customer relationships	111,443	(17,575)	93,868	9.0
Trade name and trademarks	13,900	(720)	13,180	4.7
Other intangibles	22,947	(16,966)	5,981	5.0
Total intangible assets	$174,670	$(40,069)	$134,601

Amortization expense associated with intangible assets was $20 million, $10 million, and $7 million for the fiscal years ended January 31, 2021, 2020, and 2019 respectively.
As of January 31, 2021, the estimated amortization expense for intangible assets, for the next five years and thereafter is as follows (in thousands):

Fiscal 2022	$18,163
Fiscal 2023	18,163
Fiscal 2024	18,160
Fiscal 2025	17,417
Fiscal 2026	13,166
Thereafter	29,526
Total	$114,595

The following schedule presents the details of goodwill as of January 31, 2021:

Balance as of January 31, 2019	$95,804
Goodwill from Crossix acquisition	314,642
Goodwill from Physicians World acquisition	28,083
Balance as of January 31, 2020	438,529
Purchase price goodwill reduction from Crossix tax adjustments	(2,500)
Balance as of January 31, 2021	$436,029

Veeva Systems Inc. | Form 10-K	69

Note 7. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	January 31,
	2021	2020
Accrued commissions	$7,498	$8,951
Accrued bonus	4,134	4,329
Accrued vacation	4,716	3,921
Payroll tax payable	10,250	7,353
Accrued other compensation and benefits	3,812	1,065
Total accrued compensation and benefits	$30,410	$25,619
Accrued fees payable to salesforce.com	$6,381	$5,787
Taxes payable	13,598	4,914
Accrued third-party professional services subcontractors' fees	1,515	1,338
Other accrued expenses	9,488	9,581
Total accrued expenses and other current liabilities	$30,982	$21,620

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

70	Veeva Systems Inc. | Form 10-K

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2021 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$259,937	$—	$259,937
U.S. Treasury securities	—	15,520	15,520
Short-term investments:
Certificates of deposits	—	17,364	17,364
Asset-backed securities	—	126,576	126,576
Commercial paper	—	57,396	57,396
Corporate notes and bonds	—	431,047	431,047
Foreign government bonds	—	31,898	31,898
U.S. agency obligations	—	52,875	52,875
U.S. Treasury securities	—	215,966	215,966
Foreign currency derivative contracts	—	440	440
Total financial assets	$259,937	$949,082	$1,209,019
Liabilities
Foreign currency derivative contracts	$—	$72	$72
Total financial liabilities	$—	$72	$72

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2020 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$24,107	$—	$24,107
Commercial paper	—	1,616	1,616
Corporate notes and bonds	—	2,245	2,245
Short-term investments:
Certificates of deposits	—	3,503	3,503
Asset-backed securities	—	100,815	100,815
Commercial paper	—	19,969	19,969
Corporate notes and bonds	—	236,214	236,214
Foreign government bonds	—	3,407	3,407
U.S. Treasury securities	—	246,107	246,107
Foreign currency derivative contracts	—	75	75
Total financial assets	$24,107	$613,951	$638,058
Liabilities
Foreign currency derivative contracts	$—	$42	$42
Total financial liabilities	$—	$42	$42

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

Veeva Systems Inc. | Form 10-K	71

Balance Sheet Hedges
We enter into foreign currency forward contracts in order to hedge our foreign currency exposure. We account for derivative instruments at fair value with changes in the fair value recorded as a component of other income, net, in our consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. The realized foreign currency losses were $2 million for the fiscal year ended January 31, 2021 and were immaterial for the fiscal years ended January 31, 2020 and 2019.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	January 31,
	2021	2020
Notional amount of foreign currency derivative contracts	$52,516	$7,304
Fair value of foreign currency derivative contracts	52,148	7,271

Derivatives not designated as hedging instruments are presented as components of the following balance sheet items for the periods shown as follows (in thousands):

		January 31,
	Balance sheet presentation	2021	2020
Foreign currency derivative contracts - assets	Prepaid expenses and other current assets	$440	$75
Foreign currency derivative contracts - liabilities	Accrued expenses	72	42

Note 9. Income Taxes
The components of income before income taxes by U.S. and foreign jurisdictions were as follows for the periods shown (in thousands):

	Fiscal year ended January 31,
	2021	2020	2019
United States	$378,042	$305,339	$222,743
Foreign	15,951	8,358	15,900
Total	$393,993	$313,697	$238,643

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction.
Provision for income taxes consisted of the following for the periods shown (in thousands):

	Fiscal year ended January 31,
	2021	2020	2019
Current provision:
Federal	$7,108	$11,143	$5,466
State	4,763	4,695	4,089
Foreign	2,825	3,404	7,438
Total current provision	14,696	19,242	16,993
Deferred provision:
Federal	(816)	(1,063)	(1,910)
State	681	(517)	(619)
Foreign	(566)	(5,083)	(5,653)
Total deferred provision	(701)	(6,663)	(8,182)
Provision for income taxes	$13,995	$12,579	$8,811

72	Veeva Systems Inc. | Form 10-K

Provision for income taxes differed from the amount computed by applying the federal statutory income tax rate of 21% for each of the fiscal years ended January 31, 2021, 2020, and 2019 to income before income taxes as a result of the following for the periods shown (in thousands):

	Fiscal year ended January 31,
	2021	2020	2019
Federal tax statutory tax rate	$82,739	$65,876	$50,115
State taxes	4,401	3,035	3,139
Tax credits	(24,617)	(23,468)	(21,415)
Stock-based compensation	(54,488)	(34,569)	(33,332)
Valuation allowance	10,269	7,408	6,666
Impact of foreign operations	(941)	470	3,381
Foreign derived intangible income deduction (FDII)	(5,134)	(4,836)	(2,086)
Others (1)	1,766	(1,337)	2,343
Provision for income taxes	$13,995	$12,579	$8,811
(1) Note: Prior periods were adjusted due to prior period reclassifications

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities related to the following (in thousands):

	January 31,
	2021	2020
Deferred tax assets:
Accruals and reserves	$13,494	$10,355
State income taxes	679	931
Stock-based compensation	11,486	9,861
Net operating loss carryforward	29,318	32,916
Tax credit carryforward	29,624	21,458
Lease liabilities	15,932	13,808
Other	298	217
Gross deferred tax assets	100,831	89,546
Valuation allowance	(31,318)	(22,694)
Total deferred tax assets	69,513	66,852
Deferred tax liabilities:
Property and equipment	(141)	(650)
Intangible assets	(30,253)	(33,518)
Expensed internal-use software	(893)	(974)
Lease right-of-use assets	(14,438)	(12,717)
Deferred costs	(10,588)	(8,922)
Other	(935)	(619)
Total deferred tax liabilities	(57,248)	(57,400)
Net deferred tax assets	$12,265	$9,452

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance at the end of January 31, 2021 was primarily related to certain foreign and U.S. state deferred tax assets.
The net impact of our purchase price accounting allocation on our deferred tax assets and liabilities was immaterial.
As of January 31, 2021, the net operating loss carryforwards for federal, state, and foreign income tax purposes were approximately $82 million, $91 million, and $29 million, respectively. The federal net operating losses do not expire, while the state and foreign net operating losses begin to expire in 2031 and 2026, respectively.
As of January 31, 2021, we had $47 million of California research and development tax credits available to offset future taxes which do not expire.

Veeva Systems Inc. | Form 10-K	73

We evaluate tax positions for recognition using a more-likely than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. We classify unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as “other non-current liabilities” in the consolidated balance sheets. As of January 31, 2021, the total amount of gross unrecognized tax benefits was $19 million, of which $9 million, if recognized, would favorably impact our effective tax rate. The aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows for the periods shown (in thousands):

	Fiscal year ended January 31,
	2021	2020	2019
Beginning balance	$14,515	$12,597	$11,398
Increases related to tax positions taken during the prior period	96	796	968
Increases related to tax positions taken during the current period	4,126	3,420	2,697
Decreases related to tax positions taken during the prior period	(51)	(128)	(1,754)
Audit settlements	—	—	(403)
Lapse of statute of limitations	(58)	(2,170)	(309)
Ending balance	$18,628	$14,515	$12,597

Our policy is to classify interest and penalties associated with unrecognized tax benefits as a component of the provision for income taxes. Interest and penalties were not significant during fiscal year ended January 31, 2021.
We file tax returns in the United States for federal, California, and other states. Fiscal years ended January 31, 2017 and forward remain open to examination for federal income tax, and fiscal years ended January 31, 2016 and forward remain open to examination for California and other states. We file tax returns in multiple foreign jurisdictions. The fiscal years ended January 31, 2015 and forward remain open to examination in these foreign jurisdictions.
Note 10. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
From the deferred revenue balance at the beginning of the respective periods, we recognized $464 million, $353 million, and $265 million of subscription services revenue during the fiscal years ended January 31, 2021, 2020, and 2019, respectively. Professional services revenue recognized in the same periods from the deferred revenue balances at the beginning of the respective periods was immaterial.
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
As of January 31, 2021, approximately $1,287 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately 76% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
Unbilled Accounts Receivable
Unbilled accounts receivable consists of (i) a receivable primarily for the revenue recognized for professional services performed but not yet billed, which was $20 million and $18 million as of January 31, 2021 and January 31, 2020, respectively, and (ii) a contract asset primarily for revenue recognized from non-cancelable, multi-year orders in which fees increase annually but for which we are not contractually able to invoice until a future period, which was $27 million and $15 million as of January 31, 2021 and January 31, 2020, respectively.

74	Veeva Systems Inc. | Form 10-K

Note 11. Leases
We have operating and finance leases for corporate offices, data centers, and certain equipment. Our leases have various expiration dates through 2030, some of which include options to extend the leases for up to nine years. Our finance lease obligations for the fiscal years ended January 31, 2021 and 2020 were immaterial. Additionally, we are the sublessor for certain office space. Our sublease income for the fiscal years ended January 31, 2021 and 2020 was immaterial.
For the fiscal years ended January 31, 2021, 2020, and 2019, our operating lease expense was $13 million, $8 million, and $6 million, respectively. Our finance lease expense was immaterial for the fiscal years ended January 31, 2021, 2020, and 2019.
Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal year ended January 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$11,401	$7,657
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	12,214	23,546
Operating leases obtained through business combinations	—	14,550

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	January 31,
	2021	2020
Lease right-of-use assets	$56,917	$49,132
Lease liabilities	$11,347	$8,960
Lease liabilities, noncurrent	51,393	44,453
Total operating lease liabilities	$62,740	$53,413
Weighted Average Remaining Lease Term	6.7 years	7.1 years
Weighted Average Discount Rate	3.8%	4.3%

As of January 31, 2021, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal 2022	$12,887
Fiscal 2023	11,780
Fiscal 2024	10,585
Fiscal 2025	7,809
Fiscal 2026	6,867
Thereafter	21,576
Total operating lease payments	71,504
Less imputed interest	(8,764)
Total operating lease liabilities	$62,740

Note 12. Stockholders’ Equity
Common Stock
In connection with our initial public offering in October 2013 (IPO), we amended our certificate of incorporation to provide for Class A common stock, Class B common stock, and preferred stock. Immediately prior to the consummation of the IPO, all outstanding shares of convertible preferred stock and common stock were converted into shares of Class B common stock. As a result, following the IPO, we have two classes of authorized common stock: Class A common stock and Class B common stock.

Veeva Systems Inc. | Form 10-K	75

As of January 31, 2021, we had 137,062,817 shares of Class A common stock and 14,993,991 shares of Class B common stock outstanding.
As of January 31, 2020, we had 133,892,725 shares of Class A common stock and 15,202,858 shares of Class B common stock outstanding.
Voting Rights
The holders of our Class B common stock are entitled to ten votes per share, and holders of our Class A common stock are entitled to one vote per share. The holders of our Class A common stock and Class B common stock vote together as a single class, unless otherwise required by our restated certificate of incorporation or by law. Delaware law could require either holders of our Class A common stock or our Class B common stock to vote separately as a single class in the following circumstances:
•if we were to seek to amend our restated certificate of incorporation to increase the authorized number of shares of a class of stock, or to increase or decrease the par value of a class of stock, then that class would be required to vote separately to approve the proposed amendment; and
•if we were to seek to amend our restated certificate of incorporation in a manner that alters or changes the powers, preferences, or special rights of a class of stock in a manner that affected its holders adversely, then that class would be required to vote separately to approve the proposed amendment.
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
No Preemptive or Similar Rights
Our common stock is not entitled to preemptive rights and is not subject to conversion, redemption, or sinking fund provisions.
Right to Receive Liquidation Distributions
Upon our dissolution, liquidation, or winding-up, the assets legally available for distribution to our stockholders are distributable ratably among the holders of our common stock, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights and payment of liquidation preferences, if any, on any outstanding shares of preferred stock.
Conversion Rights
Each outstanding share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, whether or not for value, which occurs following the closing of our IPO, except for certain permitted transfers described in our restated certificate of incorporation, including transfers to any “permitted transferee” as defined in our restated certificate of incorporation, which includes, among others, transfers:
•to trusts, corporations, limited liability companies, partnerships, foundations or similar entities established by a Class B stockholder, provided that:
•such transfer is to entities established by a Class B stockholder where the Class B stockholder retains the exclusive right to vote and direct the disposition of the shares of Class B common stock; or
•such transfer does not involve payment of cash, securities, property, or other consideration to the Class B stockholder.

76	Veeva Systems Inc. | Form 10-K

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
Employee Equity Plans
Beginning in the fiscal quarter ended April 30, 2019, we implemented a new equity compensation program applicable to the vast majority of our employees but not applicable to our Chief Executive Officer (CEO). Prior to the adoption of the new equity compensation program, at the time of hire, our employees received a grant of RSUs that vested quarterly over 4 years and received additional equity from time to time thereafter. Under the new equity compensation program, the vast majority of our employees are granted both RSUs, which typically vest over a one-year period, and stock options, which typically vest over a four-year period.
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
As of January 31, 2021, the number of shares of our Class A common stock available for issuance under the 2013 EIP was 33,692,818 plus any shares of our Class B common stock subject to awards under the 2012 EIP and the 2007 Plan that expire or lapse unexercised or, with respect to shares issued pursuant to such awards, are forfeited or repurchased by us after the date of our IPO on October 15, 2013. The number of shares available for issuance under the 2013 EIP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 13.75 million shares, (b) 5% of the shares of all classes of our common stock outstanding on the last business day of the prior fiscal year, or (c) the number of shares determined by our board of directors. During our fiscal year ended January 31, 2021, our board of directors determined to add 6,709,301 shares of common stock to the 2013 EIP.
2013 Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (ESPP) was adopted by our board of directors in August 2013 and our stockholders approved it in September 2013. The ESPP became effective as of our IPO registration statement on Form S-1, on October 15, 2013. Our ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (Code). The ESPP was approved with a reserve of 4 million shares of Class A common stock for future issuance under various terms provided for in the ESPP. As of January 31, 2021, the number of shares available for issuance under our ESPP was 4,897,856. The number of shares available for issuance under the ESPP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 2.2 million shares, (b) 1% of the shares of all classes of our common stock outstanding on the last business day of the prior fiscal year or (c) the number of shares determined by our board of

Veeva Systems Inc. | Form 10-K	77

directors. During our fiscal year ended January 31, 2021, our board of directors determined no additional shares were to be made available for issuance under the ESPP.
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
Stock Option Activity
The 2007 Stock Plan and the 2012 EIP provided, and the 2013 EIP provides, for the issuance of incentive and nonstatutory options to employees, consultants and non-employee directors. Options issued under and outside of the 2007 Plan generally are exercisable for periods not to exceed 10 years and generally vest over four to five years. Options issued under the 2012 EIP and 2013 EIP generally are exercisable for periods not to exceed 10 years and generally vest over four years, with certain options vesting over five to nine years. A summary of stock option activity for the fiscal year ended January 31, 2021 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2020	13,448,026	$40.64	5.4	$1,427
Options granted	1,427,362	181.18
Options exercised	(1,839,723)	18.92
Options forfeited/cancelled	(274,376)	123.50
Options outstanding at January 31, 2021	12,761,289	$57.48	5.0	$2,794
Options vested and exercisable at January 31, 2021	6,817,037	$17.50	2.9	$1,765
Options vested and exercisable at January 31, 2021 and expected to vest thereafter	12,761,289	$57.48	5.0	$2,794

The options granted during the fiscal year ended January 31, 2021 were predominantly made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $71.86, $60.05, and $35.43 for the fiscal years ended January 31, 2021, 2020, and 2019, respectively.
As of January 31, 2021, there was $215 million in unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 3.2 years.
As of January 31, 2021, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
Our closing stock price as reported on the New York Stock Exchange as of January 29, 2021, the last trading day of fiscal year 2021 was $276.44. The total intrinsic value of options exercised was approximately $376 million for the fiscal year ended January 31, 2021.

78	Veeva Systems Inc. | Form 10-K

Restricted Stock Units
The 2013 EIP provides for the issuance of RSUs to employees. RSUs issued under the 2013 EIP generally vest over one to five years. A summary of RSU activity for the fiscal year ended January 31, 2021 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2020	1,818,622	$95.23
RSUs granted	455,000	185.06
RSUs vested	(1,121,502)	105.24
RSUs forfeited / cancelled	(119,905)	111.50
Balance at January 31, 2021	1,032,215	121.98

As of January 31, 2021, there was a total of $109 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.4 years. The total intrinsic value of RSUs vested was $261 million for the fiscal year ended January 31, 2021.
Stock-Based Compensation
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Fiscal year ended January 31,
	2021			2020			2019
Volatility	39%	-	42%	39%	-	41%	41%
Expected term (in years)	6.25	-	7.25	5.64	-	6.61	6.25	-	6.35
Risk-free interest rate	0.33%	-	1.43%	1.39%	-	2.52%	2.57%	-	2.74%
Dividend yield	0%			0%			0%

Note 13. Other Income
Other income, net, consisted of the following (in thousands):

	Fiscal year ended January 31,
	2021	2020	2019
Foreign currency gain (loss)	$2,275	$(708)	$(2,103)
(Amortization) accretion on investments	(3,082)	3,001	2,492
Interest income, net	15,859	25,185	15,388
Miscellaneous income	1,147	—	—
Other income, net	$16,199	$27,478	$15,777

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

Veeva Systems Inc. | Form 10-K	79

The numerators and denominators of the basic and diluted net income per share computations for our common stock are calculated as follows (in thousands, except per share data):

	Fiscal year ended January 31,
	2021		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income, basic	$341,866	$38,132	$266,104	$35,014	$194,607	$35,225
Denominator
Weighted average shares used in computing net income per share, basic	135,547	15,119	130,610	17,186	122,137	22,107
Net income per share, basic	$2.52	$2.52	$2.04	$2.04	$1.59	$1.59
Diluted
Numerator
Net income, basic	$341,866	$38,132	$266,104	$35,014	$194,607	$35,225
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	38,132	—	35,014	—	35,225	—
Reallocation of net income to Class B common stock	—	21,409	—	17,652	—	14,800
Net income, diluted	$379,998	$59,541	$301,118	$52,666	$229,832	$50,025
Denominator
Number of shares used for basic net income per share computation	135,547	15,119	130,610	17,186	122,137	22,107
Conversion of Class B to Class A common stock	15,119	—	17,186	—	22,107	—
Effect of potentially dilutive common shares	10,066	10,066	10,500	10,500	11,873	11,873
Weighted average shares used in computing net income per share, diluted	160,732	25,185	158,296	27,686	156,117	33,980
Net income per share, diluted	$2.36	$2.36	$1.90	$1.90	$1.47	$1.47

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Fiscal year ended January 31,
	2021	2020	2019
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	1,045,222	1,461,255	3,054,322

Note 15. Commitments and Contingencies
Litigation
IQVIA Litigation Matters
Veeva OpenData and Veeva Network Action
On January 10, 2017, IQVIA Inc. (formerly Quintiles IMS Incorporated) and IMS Software Services, Ltd. (collectively, “IQVIA”) filed a complaint against us in the U.S. District Court for the District of New Jersey (IQVIA Inc. v. Veeva Systems Inc. (No. 2:17-cv-00177)) (OpenData and Network Action). In the complaint, IQVIA alleges that we have used unauthorized access to proprietary IQVIA data to improve our software and data products and that our software is designed to steal IQVIA trade secrets. IQVIA further alleges that we have intentionally gained unauthorized access to IQVIA proprietary information to gain an unfair advantage in marketing our products and that we have made false statements concerning IQVIA’s conduct and our data security capabilities. IQVIA asserts claims under both federal and state misappropriation of trade secret laws, federal false advertising law, and common law claims for unjust enrichment, tortious interference, and unfair trade practices. The complaint seeks declaratory and injunctive relief and unspecified monetary damages.

80	Veeva Systems Inc. | Form 10-K

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
Veeva Nitro Action
On July 17, 2019, IQVIA filed a lawsuit in the U.S. District Court for the District of New Jersey (IQVIA Inc. v. Veeva Systems Inc. (No. 2:19-cv-15517)) (IQVIA Declaratory Action) seeking a declaratory judgment that IQVIA is not liable to Veeva for disallowing use of IQVIA’s data products in Veeva Nitro or any later-introduced Veeva software products. The IQVIA Declaratory Action does not seek any monetary relief.
On July 18, 2019, we filed a lawsuit against IQVIA in the U.S. District Court for the Northern District of California (Veeva Systems Inc. v. IQVIA Inc. (No. 3:19-cv-04137)) (Veeva Nitro Action), alleging that IQVIA engaged in anticompetitive conduct as to Veeva Nitro. Our complaint asserts federal and state antitrust claims, as well as claims under California’s Unfair Competition Law and common law claims for intentional interference with contractual relations and intentional interference with prospective economic advantage. The complaint seeks injunctive relief and monetary damages. IQVIA filed its answer and affirmative defenses on September 5, 2019.
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
Fee Arrangements Related to the IQVIA Litigation Matters. We have entered into a partial contingency fee arrangements with certain law firms representing us in the IQVIA litigations. Pursuant to those arrangements, such

Veeva Systems Inc. | Form 10-K	81

law firms are entitled to an agreed portion of any damages we recover from IQVIA (Contingency Fees) or may be entitled to payment of additional fees from us based on the achievement of certain outcomes (Success Fees). While it is reasonably possible that we may incur such Success Fees, we are unable to make an estimate of any such liability and have not accrued any liability related to Success Fees at this time.
Medidata Litigation Matter
On January 26, 2017, Medidata Solutions, Inc. filed a complaint in the U.S. District Court for the Southern District of New York (Medidata Solutions, Inc. v. Veeva Systems Inc. et al. (No. 1:17-cv-00589)) against us and five individual Veeva employees who previously worked for Medidata (Individual Employees). The complaint alleged that we induced and conspired with the Individual Employees to breach their employment agreements, including non-compete and confidentiality provisions, and to misappropriate Medidata’s confidential and trade secret information. The complaint sought declaratory and injunctive relief, unspecified monetary damages, and attorneys’ fees. Medidata has since amended its complaint twice, asserting the same claims with additional factual allegations, and has voluntarily dismissed the Individual Defendants without prejudice.
Discovery is now completed. On April 24, 2020, Medidata filed a motion for partial summary judgment on its claims for trade secret misappropriation as well as several of Veeva’s affirmative defenses. On May 15, 2020, we filed a motion for summary judgment on all of Medidata’s claims. On February 9, 2021, the court issued it ruling granting summary judgment in favor of Veeva as to certain of Medidata's claims and in favor of Medidata as to certain of Veeva's affirmative defenses. A trial date has been set for September 20, 2021. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that Medidata’s claims lack merit.
Other Litigation Matters
From time to time, we may be involved in other legal proceedings and subject to claims incident to the ordinary course of business. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any other legal proceedings, the outcome of which, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial position. Regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources, and other factors, and there can be no assurances that favorable outcomes will be obtained.
Value-Added Reseller Agreement
We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce Platform in combination with our developed technology to deliver certain of our multichannel CRM applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met our first minimum order requirement commitment of $250 million, and as of January 31, 2021, we remained obligated to pay fees of at least $57 million prior to September 1, 2025 in connection with this agreement.

82	Veeva Systems Inc. | Form 10-K

Note 16. Revenues by Product
Our industry cloud solutions are grouped into two key product areas—Veeva Commercial Cloud and Veeva Vault. Veeva Commercial Cloud is a suite of software and data and analytics solutions built specifically for life sciences companies to more efficiently and effectively commercialize their products. Veeva Vault is a unified suite of cloud-based, enterprise content and data management applications.
Total revenues consist of the following (in thousands):

	Fiscal year ended January 31,
	2021	2020	2019
Subscription services
Veeva Commercial Cloud	$599,234	$468,615	$395,039
Veeva Vault	580,252	427,679	299,428
Total subscription services	1,179,486	896,294	694,467
Professional services
Veeva Commercial Cloud	113,498	76,347	62,557
Veeva Vault	172,085	131,440	105,186
Total professional services	285,583	207,787	167,743
Total revenues	$1,465,069	$1,104,081	$862,210

Note 17. Information about Geographic Areas
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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Fiscal year ended January 31,
	2021	2020	2019
North America	$838,192	$607,704	$480,713
Europe	400,790	310,215	228,784
Asia Pacific	183,848	151,052	124,431
Middle East, Africa, and Latin America	42,239	35,110	28,282
Total revenues	$1,465,069	$1,104,081	$862,210

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	January 31,
	2021	2020
North America	$46,285	$51,334
Europe	5,525	1,772
Asia Pacific	1,359	1,341
Middle East, Africa, and Latin America	481	305
Total long-lived assets	$53,650	$54,752

Note 18. 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees as well as a Registered Retirement Savings Plan (RRSP) for eligible employees in Canada. Under the 401(k) plan, we match up to $2,000 per employee per year. Under the RRSP plan, we also match up to $2,000 per employee per year. For the fiscal years ended January 31, 2021, 2020, and 2019, total expense related to these plans was $6 million, $4 million, and $3 million, respectively.

Veeva Systems Inc. | Form 10-K	83

Note 19. Related-Party Transaction
In September 2016, we entered into an agreement with Zoom Video Communications, Inc. (Zoom) to embed two of their products into our multichannel CRM applications. Pursuant to this agreement, we will pay Zoom a fixed annual fee that is not material to us. We have also entered into a contract with Zoom pursuant to which Zoom provides conference call, video conference, and web conference capabilities for our internal use. Pursuant to this agreement, we pay Zoom a fee based on usage that has not been material in the past and that we do not expect to be material in the future. Our chief executive officer is on the board of directors of Zoom. Also, another member of our board of directors is the founder and a general partner of Emergence Capital Partners, one of Zoom's investors.
Note 20. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for fiscal years ended January 31, 2021 and 2020 is as follows (in thousands, except per share data):

	Three months ended
	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,
	2021	2020	2020	2020	2020	2019	2019	2019
Consolidated Statements of Income Data:
Revenues	$396,761	$377,519	$353,683	$337,106	$311,508	$280,921	$266,900	$244,752
Gross profit	282,914	274,522	256,479	242,226	217,189	207,592	196,682	179,249
Operating income	98,843	101,305	90,081	87,565	60,394	80,800	73,856	71,169
Net income	102,918	96,959	93,551	86,570	66,182	82,245	79,242	73,449
Net income per share:
Basic	$0.68	$0.64	$0.62	$0.58	$0.44	$0.56	$0.54	$0.50
Diluted	$0.64	$0.60	$0.58	$0.54	$0.42	$0.52	$0.50	$0.47

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Management’s Annual Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2021 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2021 to provide reasonable assurance regarding the reliability of

84	Veeva Systems Inc. | Form 10-K

financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.     OTHER INFORMATION.
None.
PART III.
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2021 annual meeting of stockholders (Proxy Statement), which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2021, and is incorporated in this report by reference.
ITEM 11.     EXECUTIVE COMPENSATION.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2021 and is incorporated in this report by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2021 and is incorporated in this report by reference.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2021 and is incorporated in this report by reference.

Veeva Systems Inc. | Form 10-K	85

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2021 and is incorporated in this report by reference.
PART IV.
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Documents Filed. The following documents are filed as part of, or incorporated by reference into, this Form 10-K:
1. Financial Statements. See Index to Consolidated Financial Statements under Item 8 of this Form 10-K.
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
ITEM 16.     FORM 10-K SUMMARY.
A Form 10-K summary is provided at the beginning of this document, with hyperlinked cross-references. This allows users to easily locate the corresponding items in this Form 10-K, where the disclosure is fully presented. The summary does not include certain Part III information that is incorporated by reference to the Proxy Statement.

86	Veeva Systems Inc. | Form 10-K

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated September 26, 2019, among Veeva Systems Inc., P109 Merger Sub., Inc., Crossix Solutions Inc. and the other sellers party thereto.	8-K	001-36121	2.1	9/26/2019

3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	2/1/2021

3.2	Amended and Restated Bylaws of Veeva Systems Inc.	8-K	001-36121	3.1	3/22/2021

4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-191085	4.1	10/3/2013

4.2	Description of Capital Stock.					X

10.1	Data Processing Addendum, dated April 4, 2014, to Value-Added Reseller Agreement, between Registrant and salesforce.com, inc., as amended.	10-Q	001-36121	10.1	6/6/2014

10.2	Purchase and Sale Agreement, dated June 11, 2014, between Registrant and The Duffield Family Foundation, as amended July 16, 2014.	10-Q	001-36121	10.1	9/11/2014

10.3	Description of Non- Employee Director Compensation.					X

10.4*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.	8-K	001-36121	10.1	2/1/2021

10.5*	2007 Stock Plan and forms of agreements thereunder.	S-1	333-191085	10.2	9/11/2013

10.6*	2012 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-191085	10.3	9/11/2013

10.7*	2013 Equity Incentive Plan and forms of agreements thereunder.					X

10.8*	2013 Employee Stock Purchase Plan.	S-1/A	333-191085	10.5	10/3/2013

10.9**	Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended December 3, 2010, December 13, 2010, April 15, 2011, August 23, 2011, September 29, 2011, April 3, 2012 and May 24, 2012.	S-1/A	333-191085	10.7	9/20/2013

10.10**	Eighth Amendment, dated March 3, 2014, to Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended.	8-K	001-36121	10.1	3/4/2014

10.11*	Offer letter, dated June 20, 2013, between Peter P. Gassner and the Registrant.	S-1	333-191085	10.8	9/11/2013
		10-K
10.12*	Offer letter, dated January 25, 2010, between Timothy S. Cabral and the Registrant.	S-1	333-191085	10.10	9/11/2013

10.13*	Offer letter, dated March 16, 2012, between Ronald E. F. Codd and the Registrant.	S-1	333-191085	10.11	9/11/2013

10.14*	Offer letter, dated August 14, 2012, between Jonathan W. Faddis and the Registrant.	10-Q	001-36121	10.1	6/4/2015

Veeva Systems Inc. | Form 10-K	87

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.15	Data Processing Addendum, dated January 23, 2016, to Value-Added Reseller Agreement, between Registrant and salesforce.com, inc., as amended.	10-K	001-36121	10.17	3/31/2016

10.16*	Offer letter, dated February 20, 2015, between Alan V. Mateo and the Registrant.	10-Q	001-36121	10.1	6/8/2016

10.17*	Offer letter, dated January 23, 2013, between E. Nitsa Zuppas and the Registrant.	10-Q	001-36121	10.2	6/8/2016

10.18	Ninth Amendment, dated August 11, 2016, to Amended and Restated Value-Added Reseller Agreement, between salesforce.com, inc. and the Registrant, as amended.	10-Q	001-36121	10.1	9/8/2016

10.19*	Offer Letter, dated January 15, 2016, between Frederic Lequient and the Registrant.	10-Q	001-36121	10.1	6/8/2017

10.20*	2013 Equity Incentive Plan Forms of Notice of Stock Option Grants to Peter P. Gassner.	10-K	001-36121	10.22	3/30/2018

10.21*	Offer Letter, dated March 17, 2019, between Tom Schwenger and the Registrant.	10-Q	001-36121	10.1	6/4/2020

10.22*	Offer Letter, dated April 19, 2020, between Brent Bowman and the Registrant.	8-K	001-36121	10.1	8/31/2020

10.23*	Advisor Agreement, dated September 4, 2020, between Tim Cabral and the Registrant.	10-Q	001-36121	10.1	12/9/2020

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see page 90 of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Schema Linkbase Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Labels Linkbase Document.					X

88	Veeva Systems Inc. | Form 10-K

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X
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

Veeva Systems Inc. | Form 10-K	89

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 30th day of March, 2021.

Veeva Systems Inc.

By:	/s/ BRENT BOWMAN
Brent Bowman Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Peter P. Gassner and Brent Bowman, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter P. Gassner	Chief Executive Officer and Director	March 30, 2021
Peter P. Gassner	(Principal Executive Officer)

/s/ Brent Bowman	Chief Financial Officer	March 30, 2021
Brent Bowman	(Principal Financial Officer)

/s/ Michele O'Connor	Chief Accounting Officer	March 30, 2021
Michele O'Connor	(Principal Accounting Officer)

/s/ Tim Barabe	Director	March 30, 2021
Tim Barabe

/s/ Mark Carges	Director	March 30, 2021
Mark Carges

/s/ Paul Chamberlain	Director	March 30, 2021
Paul Chamberlain

/s/ Ronald E.F. Codd	Director	March 30, 2021
Ronald E.F. Codd

/s/ Mary Lynne Hedley	Director	March 30, 2021
Mary Lynne Hedley

/s/ Gordon Ritter	Chairman of the Board of Directors	March 30, 2021
Gordon Ritter

/s/ Paul Sekhri	Director	March 30, 2021
Paul Sekhri

/s/ Matthew J. Wallach	Director	March 30, 2021
Matthew J. Wallach

Veeva Systems Inc. | Form 10-K	90