Form 10-Q
period 2021-04-30
VEEVA SYSTEMS INC
filed 2021-06-04
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 31, 2021, there were 138,152,712 shares of the Registrant’s Class A common stock outstanding and 14,766,556 shares of the Registrant’s Class B common stock outstanding.

VEEVA SYSTEMS INC.
FORM 10-Q

2	Veeva Systems Inc. | Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report on Form 10-Q contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information concerning our possible or assumed future results of operations and expenses, business strategies and plans, trends, market sizing, competitive position, industry environment, potential growth opportunities, and product capabilities among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “aim,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “strive,” “will,” “would,” or similar expressions and the negatives of those terms.
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
As used in this report, the terms “Veeva,” “Registrant,” "the Company," “we,” “us,” and “our” mean Veeva Systems Inc. and its subsidiaries unless the context indicates otherwise.

Veeva Systems Inc. | Form 10-Q	3

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)
(Unaudited)

	April 30, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,184,980	$730,504
Short-term investments	965,453	933,122
Accounts receivable, net of allowance for doubtful accounts of $358 and $193, respectively	262,327	564,387
Unbilled accounts receivable	51,367	47,206
Prepaid expenses and other current assets	30,939	35,607
Total current assets	2,495,066	2,310,826
Property and equipment, net	52,248	53,650
Deferred costs, net	40,007	42,072
Lease right-of-use assets	53,776	56,917
Goodwill	436,029	436,029
Intangible assets, net	110,166	114,595
Deferred income taxes	13,845	14,100
Other long-term assets	21,012	17,878
Total assets	$3,222,149	$3,046,067
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,858	$23,253
Accrued compensation and benefits	31,720	30,410
Accrued expenses and other current liabilities	32,716	30,982
Income tax payable	6,299	2,590
Deferred revenue	608,673	616,992
Lease liabilities	11,280	11,725
Total current liabilities	709,546	715,952
Deferred income taxes	6,488	1,835
Lease liabilities, noncurrent	48,672	51,393
Other long-term liabilities	12,459	10,567
Total liabilities	777,165	779,747
Commitments and contingencies (note 13)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 138,022,066 and 137,062,817 issued and outstanding at April 30, 2021 and January 31, 2021, respectively	2	2
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 14,778,290 and 14,993,991 issued and outstanding at April 30, 2021 and January 31, 2021, respectively	—	—
Additional paid-in capital	1,032,063	965,670
Accumulated other comprehensive income (loss)	(2,304)	992
Retained earnings	1,415,223	1,299,656
Total stockholders’ equity	2,444,984	2,266,320
Total liabilities and stockholders’ equity	$3,222,149	$3,046,067

See Notes to Condensed Consolidated Financial Statements.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended April 30,
	2021	2020

Revenues:
Subscription services	$341,119	$270,235
Professional services and other	92,454	66,871
Total revenues	433,573	337,106
Cost of revenues(1):
Cost of subscription services	51,217	43,212
Cost of professional services and other	64,919	51,668
Total cost of revenues	116,136	94,880
Gross profit	317,437	242,226
Operating expenses(1):
Research and development	83,226	62,237
Sales and marketing	64,610	55,755
General and administrative	41,155	36,669
Total operating expenses	188,991	154,661
Operating income	128,446	87,565
Other income, net	4,564	3,414
Income before income taxes	133,010	90,979
Provision for income taxes	17,443	4,409
Net income	$115,567	$86,570
Net income per share:
Basic	$0.76	$0.58
Diluted	$0.71	$0.54
Weighted-average shares used to compute net income per share:
Basic	152,444	149,541
Diluted	162,213	159,474
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investments	$(1,086)	$1,297
Net change in cumulative foreign currency translation gain (loss)	(2,213)	389
Comprehensive income	$112,268	$88,256

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$906	$1,019
Cost of professional services and other	7,422	5,074
Research and development	16,837	11,401
Sales and marketing	11,555	8,192
General and administrative	11,769	11,221
Total stock-based compensation	$48,489	$36,907

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended April 30, 2021
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount

Balances at January 31, 2021	152,056,808	$2	$965,670	$1,299,656	$992	$2,266,320
Issuance of common stock upon exercise of stock options	485,037	—	17,600	—	—	17,600
Issuance of common stock upon vesting of restricted stock units	258,511	—	—	—	—	—
Stock-based compensation expense	—	—	48,793	—	—	48,793
Change in other comprehensive income (loss)	—	—	—	—	(3,296)	(3,296)
Net income	—	—	—	115,567	—	115,567
Balances at April 30, 2021	152,800,356	$2	$1,032,063	$1,415,223	$(2,304)	$2,444,984

	Three months ended April 30, 2020
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount

Balances at January 31, 2020	149,095,583	$1	$745,475	$919,658	$460	$1,665,594
Issuance of common stock upon exercise of stock options	645,515	1	10,278	—	—	10,279
Issuance of common stock upon vesting of restricted stock units	288,949	—	—	—	—	—
Stock-based compensation expense	—	—	36,907	—	—	36,907
Change in other comprehensive income (loss)	—	—	—	—	1,686	1,686
Net income	—	—	—	86,570	—	86,570
Balances at April 30, 2020	150,030,047	$2	$792,660	$1,006,228	$2,146	$1,801,036

See Notes to Condensed Consolidated Financial Statements.

6	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended April 30,
	2021	2020

Cash flows from operating activities
Net income	$115,567	$86,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,628	7,878
Reduction of operating lease right-of-use assets	2,827	2,997
Accretion (amortization) of discount on short-term investments	1,542	(11)
Stock-based compensation	48,489	36,907
Amortization of deferred costs	6,355	4,751
Deferred income taxes	5,242	(1,134)
Loss on foreign currency from mark-to-market derivative	431	93
Bad debt (recovery) expense	159	(393)
Changes in operating assets and liabilities:
Accounts receivable	301,732	154,160
Unbilled accounts receivable	(4,161)	(4,452)
Deferred costs	(4,290)	(3,342)
Income taxes payable	3,709	(1,850)
Prepaid expenses and other current and long-term assets	2,737	551
Accounts payable	(6,794)	(4,430)
Accrued expenses and other current liabilities	6,967	2,691
Deferred revenue	(8,176)	1,477
Operating lease liabilities	(2,748)	(2,811)
Other long-term liabilities	2,169	2,520
Net cash provided by operating activities	478,385	282,172
Cash flows from investing activities
Purchases of short-term investments	(256,938)	(188,818)
Maturities and sales of short-term investments	221,645	140,342
Long-term assets	(2,656)	267
Net cash used in investing activities	(37,949)	(48,209)
Cash flows from financing activities
Changes in lease liabilities - finance leases	(286)	(248)
Proceeds from exercise of common stock options	17,091	9,781
Net cash provided by financing activities	16,805	9,533
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,765)	548
Net change in cash, cash equivalents, and restricted cash	454,476	244,044
Cash, cash equivalents, and restricted cash at beginning of period	731,712	479,797
Cash, cash equivalents, and restricted cash at end of period	$1,186,188	$723,841

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$1,184,980	$720,776
Restricted cash included in other long-term assets	1,208	3,065
Total cash, cash equivalents, and restricted cash at end of period	$1,186,188	$723,841

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$5,133	$5,866
Excess tax benefits from employee stock plans	$17,451	$19,615
Non-cash investing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$806	$590

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

VEEVA SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Business and Significant Accounting Policies
Description of Business
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our offerings span cloud software, data, professional services, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (R&D) to commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. Our commercial solutions help life sciences companies achieve better, more intelligent engagement with healthcare professionals and healthcare organizations across multiple communication channels, and plan and execute more effective media and marketing campaigns. Our R&D solutions for the clinical, regulatory, quality, and safety functions help life sciences companies streamline their end-to-end product development processes to increase operational efficiency and maintain regulatory compliance throughout the product life cycle. We also bring the benefits of our content and data management solutions to a set of customers outside of life sciences in other regulated industries, including, for example, consumer goods, chemicals, and cosmetics. Our fiscal year end is January 31.
Principles of Consolidation and Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting and include the accounts of our wholly-owned subsidiaries after elimination of intercompany accounts and transactions. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed on March 30, 2021. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.
The unaudited condensed consolidated balance sheet as of January 31, 2021 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive income, and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2022 or any other period.
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

New Accounting Pronouncements Adopted in Fiscal 2022
Income Taxes
In December 2019, the Financial Accounting Standards Board (FASB) issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which simplifies accounting guidance for certain tax matters. We adopted this standard effective February 1, 2021. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.
Note 2. Short-Term Investments
At April 30, 2021, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$22,350	$18	$—	$22,368
Asset-backed securities	144,412	470	(49)	144,833
Commercial paper	59,425	4	(5)	59,424
Corporate notes and bonds	535,609	1,743	(209)	537,143
Foreign government bonds	32,092	41	(9)	32,124
U.S. agency obligations	52,761	78	—	52,839
U.S. treasury securities	116,374	356	(8)	116,722
Total available-for-sale securities	$963,023	$2,710	$(280)	$965,453

At January 31, 2021, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$17,350	$15	$(1)	$17,364
Asset-backed securities	125,833	745	(2)	126,576
Commercial paper	57,390	8	(2)	57,396
Corporate notes and bonds	428,710	2,360	(23)	431,047
Foreign government bonds	31,855	45	(2)	31,898
U.S. agency obligations	52,756	119	—	52,875
U.S. treasury securities	215,379	587	—	215,966
Total available-for-sale securities	$929,273	$3,879	$(30)	$933,122

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	April 30, 2021	January 31, 2021
Due in one year or less	$356,853	$428,155
Due in one to five years	608,600	504,967
Total	$965,453	$933,122

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. We intend to hold our securities to maturity and it is more likely than not we will hold these securities until recovery of the cost basis.

Veeva Systems Inc. | Form 10-Q	9

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of April 30, 2021 (in thousands):

	Held for less than 12 months
	Fair value	Gross unrealized losses
Asset-backed securities	30,844	(49)
Commercial paper	33,342	(5)
Corporate notes and bonds	174,182	(209)
Foreign government bonds	12,097	(9)
U.S. treasury securities	7,479	(8)

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

Asset values and gross unrealized losses of available-for-sale securities held for more than 12 months as of April 30, 2021 and January 31, 2021 were immaterial. There was no allowance for credit losses recorded as of April 30, 2021 and January 31, 2021.
Note 3. Deferred Costs
Deferred costs, which consist primarily of deferred sales commissions, were $40 million and $42 million as of April 30, 2021 and January 31, 2021, respectively. Amortization expense for the deferred costs included in sales and marketing expenses in the condensed consolidated statements of comprehensive income was $6 million and $5 million for the three months ended April 30, 2021 and 2020, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 4. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	April 30, 2021	January 31, 2021
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	22,392
Equipment and computers	8,332	8,847
Furniture and fixtures	13,772	13,452
Leasehold improvements	13,857	13,945
Construction in progress	483	606
	82,860	83,266
Less accumulated depreciation	(30,612)	(29,616)
Total property and equipment, net	$52,248	$53,650

Total depreciation expense was $2 million for each of the three months ended April 30, 2021 and 2020. Land is not depreciated.

10	Veeva Systems Inc. | Form 10-Q

Note 5. Goodwill and Intangible Assets
Goodwill was $436 million as of both April 30, 2021 and January 31, 2021.
The following schedule presents the details of intangible assets as of April 30, 2021 (dollar amounts in thousands):

	April 30, 2021
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$26,180	$(9,281)	$16,899	4.5
Customer relationships	110,643	(30,414)	80,229	7.8
Trade name/trademarks	13,900	(4,649)	9,251	3.5
Other intangibles	20,453	(16,666)	3,787	4.9
	$171,176	$(61,010)	$110,166

The following schedule presents the details of intangible assets as of January 31, 2021 (dollar amounts in thousands):

	January 31, 2021
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$26,180	$(8,367)	$17,813	4.8
Customer relationships	110,643	(27,741)	82,902	8.0
Trade name/trademarks	13,900	(4,005)	9,895	3.8
Other intangibles	20,453	(16,468)	3,985	5.1
	$171,176	$(56,581)	$114,595

Amortization expense associated with intangible assets was $4 million and $5 million for the three months ended April 30, 2021 and 2020, respectively.
As of April 30, 2021, the estimated amortization expense for intangible assets, for the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated amortization expense
Remaining for 2022	$13,734
2023	18,163
2024	18,160
2025	17,417
2026	13,166
Thereafter	29,526
Total	$110,166

Veeva Systems Inc. | Form 10-Q	11

Note 6. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	April 30, 2021	January 31, 2021
Accrued commissions	$6,217	$7,498
Accrued bonus	4,616	4,134
Accrued vacation	6,050	4,716
Payroll tax payable	10,128	10,250
Accrued other compensation and benefits	4,709	3,812
Total accrued compensation and benefits	$31,720	$30,410
Accrued fees payable to salesforce.com	6,533	$6,381
Taxes payable	11,420	13,598
Accrued third-party professional services subcontractors' fees	1,631	1,515
Other accrued expenses	13,132	9,488
Total accrued expenses and other current liabilities	$32,716	$30,982

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

12	Veeva Systems Inc. | Form 10-Q

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of April 30, 2021 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$626,523	$—	$626,523
Commercial paper	—	22,949	22,949
Corporate notes and bonds	—	2,630	2,630
Short-term investments:
Certificates of deposits	—	22,368	22,368
Asset-backed securities	—	144,833	144,833
Commercial paper	—	59,424	59,424
Corporate notes and bonds	—	537,143	537,143
Foreign government bonds	—	32,124	32,124
U.S. agency obligations	—	52,839	52,839
U.S. treasury securities	—	116,722	116,722
Foreign currency derivative contracts	—	9	9
Total financial assets	$626,523	$991,041	$1,617,564

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2021 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$259,937	$—	$259,937
U.S. treasury securities	—	15,520	15,520
Short-term investments:
Certificates of deposits	—	17,364	17,364
Asset-backed securities	—	126,576	126,576
Commercial paper	—	57,396	57,396
Corporate notes and bonds	—	431,047	431,047
Foreign government bonds	—	31,898	31,898
U.S. agency obligations	—	52,875	52,875
U.S. treasury securities	—	215,966	215,966
Foreign currency derivative contracts	—	440	440
Total	$259,937	$949,082	$1,209,019
Liabilities
Foreign currency derivative contracts	$—	$72	$72
Total	$—	$72	$72

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
Balance Sheet Hedges
We enter into foreign currency forward contracts in order to hedge our foreign currency exposure. We account for derivative instruments at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. We recognized foreign currency gains of $1 million for the three months ended April 30, 2021. Foreign currency gains were immaterial for the three months ended April 30, 2020.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

Veeva Systems Inc. | Form 10-Q	13

	April 30, 2021	January 31, 2021
Notional amount of foreign currency derivative contracts	$28,317	$52,516
Fair value of foreign currency derivative contracts	28,309	52,148

Details on outstanding balance sheet hedges are presented below as of the date shown below (in thousands):

Derivatives not designated as hedging instruments	Balance sheet location	April 30, 2021	January 31, 2021
Derivative Assets
Foreign currency derivative contracts	Prepaid expenses and other current assets	$9	$440
Derivative Liabilities
Foreign currency derivative contracts	Accrued expenses	$—	$72

Note 8. Income Taxes
For the three months ended April 30, 2021 and 2020, our effective tax rates were 13.1% and 4.8%, respectively. During the three months ended April 30, 2021 as compared to the prior year period, our effective tax rate increased primarily due to the increase in income before income taxes for the period combined with a decrease in excess tax benefits related to equity compensation. We recognized such excess tax benefits in our provision for income taxes of $17 million and $20 million for the three months ended April 30, 2021 and 2020, respectively.
Note 9. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Of the beginning deferred revenue balance for the respective periods, we recognized $249 million and $192 million of subscription services revenue during the three months ended April 30, 2021 and 2020, respectively. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was immaterial.
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
As of April 30, 2021, approximately $1,244 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately 75% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
Unbilled Accounts Receivable
Unbilled accounts receivable consists of (i) a receivable primarily for the revenue recognized for professional services performed but not yet billed, which were $25 million and $20 million as of April 30, 2021 and January 31, 2021, respectively, and (ii) a contract asset primarily for revenue recognized from non-cancelable, multi-year orders in which fees increase annually but for which we are not contractually able to invoice until a future period, which were $26 million and $27 million as of April 30, 2021 and January 31, 2021, respectively.
Note 10. Leases
We have operating and finance leases for corporate offices and certain equipment. Our leases have various expiration dates through 2030, some of which include options to extend the leases for up to nine years. Additionally, we are the sublessor for certain office space. Our sublease income for the three months ended April 30, 2021 and 2020 was immaterial.
For each of the three months ended April 30, 2021 and 2020, our operating lease expense was $3 million. Our finance lease expense was immaterial for both the three months ended April 30, 2021 and 2020.

14	Veeva Systems Inc. | Form 10-Q

Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended April 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,303	$2,563
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	243	306

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	April 30, 2021	January 31, 2021
Operating Leases
Lease right-of-use assets	$53,776	$56,917
Lease liabilities	$11,184	$11,347
Lease liabilities, noncurrent	48,672	51,393
Total operating lease liabilities	$59,856	$62,740
Weighted Average Remaining Lease Term	6.6 years	6.7 years
Weighted Average Discount Rate	3.8%	3.8%

As of April 30, 2021, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year
Remaining for 2022	$9,632
2023	11,410
2024	10,641
2025	7,852
2026	6,916
Thereafter	21,606
Total lease payments	68,057
Less imputed interest	(8,201)
Total	$59,856

Note 11. Stockholders’ Equity
Stock Option Activity
A summary of stock option activity for the three months ended April 30, 2021 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2021	12,761,289	$57.48	5.0	$2,794
Options granted	1,007,790	276.50
Options exercised	(485,037)	36.29
Options forfeited/cancelled	(105,892)	132.55
Options outstanding at April 30, 2021	13,178,150	$74.41	5.2	$2,742
Options vested and exercisable at April 30, 2021	7,195,626	$27.77	3.2	$1,833
Options vested and exercisable at April 30, 2021 and expected to vest thereafter	13,178,150	$74.41	5.2	$2,742

The options granted during the three months ended April 30, 2021 were predominantly made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $108.50 per option for the three months ended April 30, 2021.

Veeva Systems Inc. | Form 10-Q	15

As of April 30, 2021, there was $300.1 million in unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 3.2 years.
As of April 30, 2021, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
The total intrinsic value of options exercised was approximately $114.6 million for the three months ended April 30, 2021.
Stock-Based Compensation
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended April 30,
	2021			2020
Volatility	39%			39%	-	41%
Expected term (in years)	6.25			6.25	-	7.25
Risk-free interest rate	0.68%	-	1.07%	0.51%	-	1.43%
Dividend yield	—%			—%

Restricted Stock Units
A summary of restricted stock unit (RSU) activity for the three months ended April 30, 2021 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2021	1,032,215	$121.98
RSUs granted	394,324	278.17
RSUs vested	(258,511)	135.23
RSUs forfeited/cancelled	(16,277)	138.00
Balance at April 30, 2021	1,151,751	172.24

As of April 30, 2021, there was a total of $185.2 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.1 years. The total intrinsic value of RSUs vested was $71.5 million for the three months ended April 30, 2021, respectively.
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

16	Veeva Systems Inc. | Form 10-Q

The numerators and denominators of the basic and diluted net income per share computations for our common stock are calculated as follows (in thousands, except per share data):

	Three months ended April 30,
	2021		2020
	Class A	Class B	Class A	Class B
Basic
Numerator
Net income, basic	$104,319	$11,248	$77,777	$8,793
Denominator
Weighted average shares used in computing net income per share, basic	137,607	14,837	134,353	15,188
Net income per share, basic	$0.76	$0.76	$0.58	$0.58
Diluted
Numerator
Net income, basic	$104,319	$11,248	$77,777	$8,793
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	11,248	—	8,793	—
Reallocation of net income to Class B common stock	—	6,282	—	4,844
Net income, diluted	$115,567	$17,530	$86,570	$13,637
Denominator
Number of shares used for basic net income per share computation	137,607	14,837	134,353	15,188
Conversion of Class B to Class A common stock	14,837	—	15,188	—
Effect of potentially dilutive common shares	9,769	9,769	9,933	9,933
Weighted average shares used in computing net income per share, diluted	162,213	24,606	159,474	25,121
Net income per share, diluted	$0.71	$0.71	$0.54	$0.54

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three months ended April 30,
	2021	2020
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	348,495	2,386,498

Veeva Systems Inc. | Form 10-Q	17

Note 13. Commitments and Contingencies
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
On March 13, 2017, we filed our answer denying IQVIA's claims and filed counterclaims. Our counterclaims allege that IQVIA, as the dominant provider of data for life sciences companies, has abused monopoly power to exclude Veeva OpenData and Veeva Network from their respective markets. The counterclaims allege that IQVIA has engaged in various tactics to prevent customers from using our applications and has deliberately raised costs and increased the difficulty of attempting to switch from IQVIA data to our data products. As amended, our counterclaims assert federal and state antitrust claims, as well as claims under California’s Unfair Practices Act and common law claims for intentional interference with contractual relations, intentional interference with prospective economic advantage, and negligent misrepresentation. The counterclaims seek injunctive relief, monetary damages exceeding $200 million, and attorneys’ fees. On October 3, 2018, the court denied IQVIA’s motion to dismiss our antitrust claims.
On February 18, 2020, IQVIA filed a motion for sanctions against Veeva, seeking default judgment and dismissal and, in the alternative, an adverse inference at trial related to discovery disputes. On May 7, 2021, the special master appointed to oversee litigation discovery ruled against IQVIA’s request for default judgment and dismissal and ruled in IQVIA’s favor with respect to certain other matters, including recommending to the trial judge in the litigation that a permissive adverse inference instruction be issued to the jury with respect to Veeva’s failure to preserve certain documents. Such an instruction would likely instruct the jury that it is permitted but not required to infer that certain evidence not preserved by Veeva would have been unfavorable to Veeva if the jury concludes that Veeva controlled the evidence, that the evidence was relevant, and that Veeva should have preserved the evidence. The jury is also likely to be instructed that it may also consider whether the non-preserved evidence was duplicative of other evidence produced by Veeva and whether Veeva’s conduct was reasonable in light of all circumstances. Veeva was also ordered to pay IQVIA’s fees and expenses incurred in connection with portions of its sanctions motion. On June 4, 2021, we are appealing this ruling and IQVIA’s fee award to the federal district court judge assigned to the case.
Fact discovery is largely complete and expert discovery is currently in process.
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

18	Veeva Systems Inc. | Form 10-Q

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
Fee Arrangements Related to the IQVIA Litigation Matters. We have entered into partial contingency fee arrangements with certain law firms representing us in the IQVIA litigations. Pursuant to those arrangements, such law firms are entitled to an agreed portion of any damages we recover from IQVIA (Contingency Fees) or may be entitled to payment of additional fees from us based on the achievement of certain outcomes (Success Fees). While it is reasonably possible that we may incur such Success Fees, we are unable to make an estimate of any such liability and have not accrued any liability related to Success Fees at this time.
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
Discovery is now completed. On April 24, 2020, Medidata filed a motion for partial summary judgment on its claims for trade secret misappropriation as well as several of Veeva’s affirmative defenses. On May 15, 2020, we filed a motion for summary judgment on all of Medidata’s claims. On February 9, 2021, the court issued its ruling granting summary judgment in favor of Veeva as to certain of Medidata's claims and in favor of Medidata as to certain of Veeva's affirmative defenses. A trial date has been set for September 20, 2021. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that Medidata’s claims lack merit.
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
Value-Added Reseller Agreement

Veeva Systems Inc. | Form 10-Q	19

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce1 Platform in combination with our developed technology to deliver certain of our multichannel CRM applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met our first minimum order requirement commitment of $250 million, and as of April 30, 2021, we remained obligated to pay fees of at least $35 million prior to September 1, 2025 in connection with this agreement.
Note 14. Revenues by Product
Our industry cloud solutions are grouped into two key product areas—Veeva Commercial Cloud and Veeva Vault. Veeva Commercial Cloud is a suite of software and data analytics solutions built specifically for life sciences companies to more efficiently and effectively commercialize their products. Veeva Vault is a unified suite of cloud-based, enterprise content and data management applications.
Total revenues consist of the following (in thousands):

	Three months ended April 30,
	2021	2020
Subscription services
Veeva Commercial Cloud	$168,458	$142,577
Veeva Vault	172,661	127,658
Total subscription services	$341,119	$270,235
Professional services
Veeva Commercial Cloud	$36,026	$27,376
Veeva Vault	56,428	39,495
Total professional services	$92,454	$66,871
Total revenues	$433,573	$337,106

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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended April 30,
	2021	2020
Revenues by geography
North America	$246,300	$195,657
Europe	121,304	89,422
Asia Pacific	53,632	42,292
Middle East, Africa, and Latin America	12,337	9,735
Total revenues	$433,573	$337,106

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

20	Veeva Systems Inc. | Form 10-Q

	April 30, 2021	January 31, 2021
Long-lived assets by geography
North America	$45,192	$46,285
Europe	5,298	5,525
Asia Pacific	1,324	1,359
Middle East, Africa, and Latin America	$434	481
Total long-lived assets	$52,248	$53,650

Veeva Systems Inc. | Form 10-Q	21

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
Overview
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our offerings span cloud software, data, professional services, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development to commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. For a more detailed description of our business and products as of January 31, 2021, please see our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed on March 30, 2021.
In our fiscal year ended January 31, 2021, we derived approximately 51% and 49% of our subscription services revenues and 49% and 51% of our total revenues from our Veeva Commercial Cloud solutions and Veeva Vault solutions, respectively. For the three months ended April 30, 2021, we derived approximately 49% and 51% of our subscription services revenues and 47% and 53% of our total revenues from our Veeva Commercial Cloud solutions and Veeva Vault solutions, respectively. The contribution of subscription services revenues and total revenues associated with our Veeva Vault solutions are expected to continue to increase as a percentage of subscription services revenues and total revenues in the future. We also offer certain of our Veeva Vault solutions to industries outside the life sciences industry primarily in North America and Europe.
For our fiscal years ended January 31, 2021, 2020, and 2019, our total revenues were $1,465 million, $1,104 million and $862 million, respectively, representing year-over-year growth in total revenues of 33% in our fiscal year ended January 31, 2021 and 28% in our fiscal year ended January 31, 2020. For our fiscal years ended January 31, 2021, 2020, and 2019, our subscription services revenues were $1,179 million, $896 million, and $694 million, respectively, representing year-over-year growth in subscription services revenues of 32% in our fiscal year ended January 31, 2021, and 29% in our fiscal year ended January 31, 2020. Please note that our total revenues and subscription services revenues for our fiscal year ended January 31, 2020 only included revenue contribution from the acquired Crossix and Physicians World businesses in the fourth quarter of that fiscal year. We expect the growth rate of our total revenues and subscription services revenues to decline in the future. We generated net income of $380 million, $301 million, and $230 million for our fiscal years ended January 31, 2021, 2020, and 2019, respectively.
As of January 31, 2021, 2020, and 2019, we served 993, 861, and 719 customers, respectively. As of January 31, 2021, 2020, and 2019, we had 432, 390, and 335 Veeva Commercial Cloud customers, respectively, and 852, 715, and 574 Veeva Vault customers, respectively. The combined customer counts for Veeva Commercial Cloud and Veeva Vault exceed the total customer count in each year because some customers subscribe to products in both areas. Veeva Commercial Cloud customers are those customers that have at least one of the following products: Veeva CRM, Veeva CLM, Veeva CRM Approved Email, Veeva CRM Engage, Veeva Align, Veeva CRM Events Management (including services delivered via Veeva Digital Events), Veeva Nitro, Veeva Andi, Veeva OpenData, Veeva Link, Veeva Network Customer Master, Veeva Crossix, or Veeva Data Cloud. Veeva Vault customers are those customers that have at least one Vault product. Many of our Veeva Vault applications are used by smaller, earlier stage pre-commercial companies, some of which may not reach the commercialization stage. Thus, the potential number of Veeva Vault customers is significantly higher than the potential number of Veeva Commercial Cloud customers.
For the three months ended April 30, 2021 and 2020, our total revenues were $434 million and $337 million, respectively, representing year-over-year growth in total revenues of 29%. For the three months ended April 30,

22	Veeva Systems Inc. | Form 10-Q

2021 and 2020, our subscription services revenues were $341 million and $270 million, respectively, representing year-over-year growth in subscription services revenues of 26%. We generated net income of $116 million and $87 million for the three months ended April 30, 2021 and 2020, respectively.
Our Conversion to PBC
On February 1, 2021, we became a Delaware public benefit corporation (PBC), and we amended our certificate of incorporation to include the following public benefit purpose: “to provide products and services that are intended to help make the industries we serve more productive, and to create high-quality employment opportunities in the communities in which we operate.” When making decisions, our directors have a fiduciary duty to balance the financial interests of stockholders, the best interests of other stakeholders materially affected by our conduct (including customers, employees, partners, and the communities in which we operate), and the pursuit of our public benefit purpose. For more information on our conversion to a PBC and associated risks, see “Risk Factors.”
Impact of the COVID-19 Pandemic
The worldwide outbreak of COVID-19 has had and continues to have a widespread and unpredictable worldwide impact on our business operations, the life sciences industry, healthcare systems, financial markets, and the global economy. While the impact of COVID-19 on our operational and financial performance has not been materially negative to date, the future impact is uncertain and will depend on future developments, including the duration and spread of the outbreak, government responses to the pandemic, the rate of vaccinations, the impact on our customers, the impact on our employees, the extent of further adverse impacts to the economy, and the scale and pace of economic recovery and resumption of normal business activities, including the rollout of COVID-19 vaccines and the lifting of restrictions on movement, all of which cannot be predicted with certainty.
In response to the COVID-19 outbreak, we shifted most of our customer, employee, and industry events to virtual-only experiences, and we continue to monitor when larger in-person events should resume. We have begun to lift certain employee travel restrictions and plan to open most of our U.S. offices in July. At the time of this filing, the substantial majority of employees continue to work from home, including employees at our corporate headquarters in Pleasanton, California. Many of our customers have implemented travel restrictions and remote work measures, which may limit our ability to sell or provide professional services to them in the future. Certain of our businesses were negatively impacted by COVID-19 in our fiscal year ended January 31, 2021 and that may continue for the foreseeable future. We may also experience requests from customers for lengthened payment terms or less favorable billing terms that could adversely impact our financial performance. Such requests to date have not been significant but may increase in the future. Due to our subscription-based business model, the effect of COVID-19, and any impact to our sales efforts, may not be fully reflected in our results of operations until future periods, if at all.
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
We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training, and managed services related to our solutions and services related to our Veeva Business Consulting offering. For the three months ended April 30, 2021, subscription services revenues constituted 79% of total revenues and professional services and other revenues constituted 21% of total revenues.
We generally enter into master subscription agreements with our customers and count each distinct master subscription agreement that has not been terminated or expired and that has orders for which we have recognized revenue in the quarter as a distinct customer for purposes of determining our total number of current customers as of the end of that quarter. We generally enter into a single master subscription agreement with each customer, although in some instances, affiliated legal entities within the same corporate family may enter into separate master subscription agreements. Conversely, affiliated legal entities that maintain distinct master service agreements may choose to consolidate their orders under a single master service agreement, and, in that circumstance, our customer count would decrease. Divisions, subsidiaries and operating units of our customers often place distinct orders for our subscription services under the same master subscription agreement, and we do not count such distinct orders as new customers for purposes of determining our total customer count. For purposes of determining customers of Veeva Crossix that do not contract under a master subscription agreement, we count each entity that has a statement of work or services agreement and a recurring known payment obligation as a distinct customer if such entity is not otherwise a customer of ours. For Veeva Crossix, we do not count as distinct customers agencies contracting with us on behalf of brands within life sciences companies.
New subscription orders for our core Veeva CRM application generally have a one-year term. If a customer adds end users or additional Veeva Commercial Cloud applications to an existing order for our core Veeva CRM application, such additional orders will generally be coterminous with the anniversary date of the core Veeva CRM

24	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	25

Cost of Revenues
Cost of subscription services revenues for all of our solutions consists of expenses related to our computing infrastructure provided by third parties, including salesforce.com and Amazon Web Services, personnel related costs associated with hosting our subscription services and providing support, including our data stewards, data acquisition and third-party contractor costs related to the development of our data products, expenses associated with computer equipment and software, allocated overhead, and amortization expense associated with certain purchased intangibles related to our subscription services. We intend to continue to invest additional resources in our subscription services to enhance our product offerings and increase our delivery capacity. We may add or expand computing infrastructure capacity in the future, migrate to new computing infrastructure service providers, make additional investments in the availability and security of our solutions, and make continued investments in data sources.
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
Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing program costs, amortization expense associated with purchased intangibles related to our customer contracts, customer relationships and brand development, travel-related expenses and allocated overhead. Marketing program costs include advertising, customer events, corporate communications, brand awareness, and product marketing activities. Sales commissions are costs of obtaining new customer contracts and are capitalized and then amortized over a period of benefit that we have determined to be one to three years.
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
New Accounting Pronouncements Adopted in Fiscal 2022
Refer to note 1 of the notes to our condensed consolidated financial statements for a full description of the recent accounting pronouncements adopted during the three months ended April 30, 2021.

26	Veeva Systems Inc. | Form 10-Q

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended April 30,
	2021	2020

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$341,119	$270,235
Professional services and other	92,454	66,871
Total revenues	433,573	337,106
Cost of revenues(1):
Cost of subscription services	51,217	43,212
Cost of professional services and other	64,919	51,668
Total cost of revenues	116,136	94,880
Gross profit	317,437	242,226
Operating expenses(1):
Research and development	83,226	62,237
Sales and marketing	64,610	55,755
General and administrative	41,155	36,669
Total operating expenses	188,991	154,661
Operating income	128,446	87,565
Other income, net	4,564	3,414
Income before income taxes	133,010	90,979
Provision for income taxes	17,443	4,409
Net income	$115,567	$86,570
(1) Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$906	$1,019
Cost of professional services and other	7,422	5,074
Research and development	16,837	11,401
Sales and marketing	11,555	8,192
General and administrative	11,769	11,221
Total stock-based compensation	$48,489	$36,907

Revenues

	Three months ended April 30,
	2021	2020	% Change

	(dollars in thousands)
Revenues:
Subscription services	$341,119	$270,235	26%
Professional services and other	92,454	66,871	38%
Total revenues	$433,573	$337,106	29%
Percentage of revenues:
Subscription services	79%	80%
Professional services and other	21	20
Total revenues	100%	100%

Total revenues for the three months ended April 30, 2021 increased $96 million, of which $71 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $45 million of subscription services revenue attributable to Veeva Vault solutions and $26 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues was 56%

Veeva Systems Inc. | Form 10-Q	27

from North America and 27% from Europe for the three months ended April 30, 2021, as compared to subscription services revenues of 57% from North America and 26% from Europe for the three months ended April 30, 2020.
Professional services and other revenues for the three months ended April 30, 2021 increased $26 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment-related professional services, existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions, and increased business consulting engagements. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our Veeva Vault solutions, as well as increased demand for our business consulting offering. The geographic mix of professional services and other revenues was 59% from North America and 33% from Europe for the three months ended April 30, 2021, as compared to 63% from North America and 30% from Europe for the three months ended April 30, 2020.
Over time, we expect the proportion of our total revenues from professional services to decrease.
Costs and Expenses

	Three months ended April 30,
	2021	2020	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$51,217	$43,212	19%
Cost of professional services and other	64,919	51,668	26%
Total cost of revenues	$116,136	$94,880	22%
Gross margin percentage:
Subscription services	85%	84%
Professional services and other	30%	23%
Total gross margin percentage	73%	72%
Gross profit	$317,437	$242,226	31%

Cost of revenues for the three months ended April 30, 2021 increased $21 million, of which $8 million was an increase in cost of subscription services. The increase in cost of subscription services was primarily due to an increase of $3 million in computing infrastructure costs, the vast majority of which was for computing infrastructure provided by Amazon Web Services, and an increase of $2 million in fees paid to salesforce.com, which was driven by an increase in the number of end users of our subscription services. Additionally, there was an increase of $1 million in costs of third-party contractors related to the development of our data products. There was also an increase of $1 million related to data acquisition costs. We expect cost of subscription services to increase in absolute dollars due to increased usage of our subscription services and increased data costs related to our Veeva Data Cloud offering.
Cost of professional services and other for the three months ended April 30, 2021 increased $13 million, due to a $14 million increase in employee compensation-related costs (which includes an increase of $2 million in stock-based compensation) that was partially offset by a $1 million decrease in costs related travel and live events due to COVID-19. The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. We expect cost of professional services and other to increase in absolute dollars as we add personnel to our global professional services organization.
Gross margin for the three months ended April 30, 2021 and 2020 was 73% and 72%, respectively. The increase compared to the prior period is largely due to the growth in sales of our Veeva Vault solutions, which have higher gross margins as compared to our Veeva Commercial Cloud solutions.
Operating Expenses and Operating Margin
Operating expenses include research and development, sales and marketing, and general and administrative expenses. As we continue to invest in our growth through hiring, we expect operating expenses and stock-based compensation to increase in absolute dollars and to slightly increase as a percentage of revenue in the future.

28	Veeva Systems Inc. | Form 10-Q

Research and Development

	Three months ended April 30,
	2021	2020	% Change

	(dollars in thousands)
Research and development	$83,226	$62,237	34%
Percentage of total revenues	19%	18%

Research and development expenses for the three months ended April 30, 2021 increased $21 million, due to an increase of $21 million in employee compensation-related costs (which includes an increase of $5 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. The expansion of our headcount in research and development is to support development work for the increased number of products that we offer or may offer in the future.
We expect research and development expenses to increase in absolute dollars and as a percentage of revenue in the future, primarily due to higher headcount as we continue to invest in our product offerings.
Sales and Marketing

	Three months ended April 30,
	2021	2020	% Change

	(dollars in thousands)
Sales and marketing	64,610	55,755	16%
Percentage of total revenues	15%	17%

Sales and marketing expenses for the three months ended April 30, 2021 increased $9 million, primarily due to an increase of $12 million in employee compensation-related costs (which includes an increase of $3 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. This was partially offset by a $3 million decrease in several expense categories related to COVID-19, such as marketing program spend and travel and entertainment costs.
We expect sales and marketing expenses to continue to grow in absolute dollars in the future, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our product offerings, the impact of changes to our sales compensation plans, and our continued expansion of our sales capacity across all our solutions. Additionally, we expect travel and entertainment costs to start to increase in the second half of the fiscal year ending January 31, 2022.
General and Administrative

	Three months ended April 30,
	2021	2020	% Change

	(dollars in thousands)
General and administrative	$41,155	$36,669	12%
Percentage of total revenues	9%	11%

General and administrative expenses for the three months ended April 30, 2021 increased $4 million, primarily due to an increase of $2 million in employee compensation-related costs (which includes an increase of $1 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period.
We expect general and administrative expenses to continue to grow in absolute dollars in the future as a result of employee-related expenses as we increase our headcount, investments in information technology infrastructure, and third-party fees, including fees associated with on-going litigation.
Other Income, Net

Veeva Systems Inc. | Form 10-Q	29

	Three months ended April 30,
	2021	2020	% Change

	(dollars in thousands)
Other income, net	$4,564	$3,414	34%

Other income, net for the three months ended April 30, 2021 increased $1 million, primarily due to $4 million of gains in foreign exchange rate activity, partially offset by a $2 million increase in investment amortization expense and a $1 million reduction in interest income.
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
Provision for Income Taxes

	Three months ended April 30,
	2021	2020	% Change

	(dollars in thousands)
Income before income taxes	$133,010	$90,979	46%
Provision for income taxes	$17,443	$4,409	296%
Effective tax rate	13.1%	4.8%

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
For the three months ended April 30, 2021 and 2020, our effective tax rates were 13.1% and 4.8%, respectively. During the three months ended April 30, 2021 as compared to the prior year period, our effective tax rate increased primarily due to the increase in income before income taxes for the period combined with a decrease in excess tax benefits related to equity compensation. We recognized such tax benefits in our provision for income taxes of $17 million and $20 million for the three months ended April 30, 2021 and 2020, respectively.
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

30	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	31

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended April 30,
	2021	2020

	(in thousands)
Operating income on a GAAP basis	$128,446	$87,565
Stock-based compensation expense	48,489	36,907
Amortization of purchased intangibles	4,429	5,215
Operating income on a non-GAAP basis	$181,364	$129,687
Net income on a GAAP basis	$115,567	$86,570
Stock-based compensation expense	48,489	36,907
Amortization of purchased intangibles	4,429	5,215
Income tax effect on non-GAAP adjustments(1)	(21,602)	(23,542)
Net income on a non-GAAP basis	$146,883	$105,150
Diluted net income per share on a GAAP basis	$0.71	$0.54
Stock-based compensation expense	0.30	0.23
Amortization of purchased intangibles	0.03	0.04
Income tax effect on non-GAAP adjustments(1)	(0.13)	(0.15)
Diluted net income per share on a non-GAAP basis	$0.91	$0.66
(1) For the three months ended April 30, 2021 and 2020, we used an estimated annual effective non-GAAP tax rate of 21%

Liquidity and Capital Resources

	Three months ended April 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$478,385	$282,172
Net cash used in investing activities	(37,949)	(48,209)
Net cash provided by financing activities	16,805	9,533
Effect of exchange rate changes on cash and cash equivalents	(2,765)	548
Net change in cash and cash equivalents	$454,476	$244,044

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. As of April 30, 2021, our cash, cash equivalents, and short-term investments totaled $2.2 billion, of which $48 million represented cash and cash equivalents held outside of the United States.
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
Net cash provided by operating activities was $478 million for the three months ended April 30, 2021 compared to $282 million provided by operating activities for the three months ended April 30, 2020. The $196 million increase was primarily due to increased sales and the related cash collections. These increases were partially offset by larger operating expenses due to increases in headcount.
Cash Flows from Investing Activities
The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Net cash used in investing activities was $38 million for the three months ended April 30, 2021 compared to $48 million used in investment activities for the three months ended April 30, 2020. The $10 million decrease in cash used in investing activities was mainly due to the decrease in net purchases of investments.

Cash Flows from Financing Activities
The cash flows from financing activities relate primarily to stock option exercises.
Net cash provided by financing activities was $17 million for the three months ended April 30, 2021 compared to $10 million provided by financing activities for the three months ended April 30, 2020. The $7 million increase in cash provided by financing activities is primarily related to an increase in proceeds from employee stock option exercises resulting from a higher aggregate average exercise price during the period.

Veeva Systems Inc. | Form 10-Q	33

Commitments
Our principal commitments consist of obligations for minimum payment commitments to salesforce.com, and leases for office space and data centers. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met our first minimum order commitment of $250 million and have a remaining purchase commitment of $35 million, as of April 30, 2021, that must be made by September 1, 2025.
As of April 30, 2021, the future non-cancelable minimum payments under these commitments were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

	(in thousands)
Salesforce.com commitments	$35,390	7,380	—	28,010	—
Operating lease obligations	68,057	9,632	22,051	14,768	21,606
Finance lease obligations	96	96	—	—	—
Total	$103,543	$17,108	$22,051	$42,778	$21,606

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
There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2021 as compared to the those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

34	Veeva Systems Inc. | Form 10-Q

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Japanese Yen, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement of our foreign currency monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the three months ended April 30, 2021 and 2020, we had foreign currency gains of $2 million and losses of $1 million, respectively.
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
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $2.2 billion as of April 30, 2021. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, foreign government bonds, and agency mortgage-backed securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $11 million market value reduction in our investment portfolio as of April 30, 2021. An immediate decrease of 100-basis points in interest rates would have increased the market value by $4 million as of April 30, 2021. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Veeva Systems Inc. | Form 10-Q	35

ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
From time to time, we may be involved in legal proceedings and subject to claims incident to the ordinary course of business. For information regarding certain current legal proceedings, see note 13 of the notes to our condensed consolidated financial statements, which is incorporated herein by reference. In addition to the legal proceedings referenced in note 13, we are involved in the following additional legal proceedings which may be material to our business.
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
•The worldwide outbreak and continuing impact of COVID-19 may negatively impact our business and our stock price.
•If the third-party providers of healthcare professional and healthcare organization data and prescription drug sales data, like IQVIA for instance, do not allow our customers to upload and use such data in our solutions, the demand for our solutions may decrease, and our business may be negatively impacted.
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

38	Veeva Systems Inc. | Form 10-Q

Risks Related to Our Business
If our security measures are breached or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce or stop their use of our solutions, and we may incur significant liabilities.
Our solutions involve the storage and transmission of our customers’ proprietary information (including personal or identifying information regarding their employees and the medical professionals whom their sales personnel contact, and sensitive proprietary data related to the clinical trial, regulatory submission and sales and marketing processes for medical treatments), personal information of medical professionals, personal information (which may include personal health information) of patients and clinical trial participants, and other sensitive information. For example, Veeva Crossix processes third-party health and non-health data for U.S. patients. Unauthorized access or security breaches, as a result of third-party action (e.g., cyber-attacks), employee error, product defect, malfeasance, or otherwise, could result in the loss of information, inappropriate use of or access to information, service interruption, service degradation, outages, service level credits, litigation, indemnity obligations, damage to our reputation, and other liability. We believe our risk of cyber-attack may be elevated during the COVID-19 outbreak due to an increase in cyber-attack attempts on U.S. businesses generally. While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. Moreover, the detection, prevention, and remediation of known or unknown securities vulnerabilities, including those arising from third-party hardware or software in our supply chain, may result in additional direct or indirect costs and management time. Any or all of these issues could adversely affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage, or subject us to third-party lawsuits, regulatory fines, mandatory disclosures, or other action or liability, which could adversely affect our operating results. Our insurance may not be adequate to cover losses associated with such events, and such insurance may not cover all of the types of costs, expenses, and losses we could incur to respond to and remediate a security breach. A security breach of another significant provider of cloud-based solutions may also negatively impact the demand for our solutions.
The markets in which we participate are highly competitive, and if we do not compete effectively, our business and operating results could be adversely affected.
The markets for our solutions are highly competitive. In new sales cycles within our largest product categories, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. The principal such competitor for our Veeva Commercial Cloud applications is IQVIA Holdings Inc., which offers a CRM application built on the Salesforce1 Platform, various data products, and other applications. For example, in 2020, a significant Veeva CRM customer launched a project to implement IQVIA’s competitive software offering for portions of its CRM users. The scope of that deployment may expand, resulting in further losses of revenue within our Veeva CRM business, or we may lose additional Veeva CRM users or customers in the future. Our data and data analytics products, including Veeva OpenData, Veeva Link, Veeva Crossix, and Veeva Data Cloud, compete with IQVIA and smaller data and data analytics providers. No single vendor offers products that compete with all of our Veeva Vault applications, but IQVIA, Dassault Systèmes, OpenText Corporation, Oracle Corporation, and other smaller application providers offer applications that compete with certain of our Veeva Vault applications. Our Commercial Cloud and Veeva Vault application suites also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use cloud-based applications or platforms that are not life sciences specific—such as Box.com, Amazon Web Services, or Microsoft—for certain of the functions our applications provide. Our business consulting and professional services offerings compete with a range of professional services firms, including, at times, some of our partners. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.
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

Veeva Systems Inc. | Form 10-Q	39

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
Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions. It is uncertain whether these newer solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected overall growth. For example, we have limited experience selling our Veeva Data Cloud offering for longitudinal patient data, our MyVeeva for Patients solution that will enable remote patient interactions for clinical trials, or our MyVeeva for Doctors solution that will facilitate more efficient communications between health care professionals and life sciences companies. We cannot be certain that we will be successful with respect to newer solutions and markets. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions, develop other new solutions, or make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.
Our revenues are relatively concentrated within a small number of key customers, and the loss of one or more of such key customers, or their failure to renew or expand user subscriptions, could slow the growth rate of our revenues or cause our revenues to decline.
In our fiscal years ended January 31, 2021, 2020, and 2019, our top 10 customers accounted for 36%, 36%, and 39%, of our total revenues, respectively. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers, which we call “reference selling.” The loss of any of our key customers, or a failure of one or more of them to renew or expand user subscriptions for some or all our products, could have a significant impact on the growth rate of our revenues, our reputation, and our ability to obtain new customers. In the event of an acquisition of one of our customers or a business combination between two of our customers, we have in the past and may in the future suffer reductions in user subscriptions or non-renewal of certain or all of their subscription orders. We are also likely to face increasing purchasing scrutiny at the renewal of large customer subscription orders, which may result in reductions in user subscriptions or increased pricing pressure. The business impact of any of these negative events could be particularly pronounced with respect to our largest customers.
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

40	Veeva Systems Inc. | Form 10-Q

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
The worldwide outbreak of COVID-19 has had and continues to have a widespread and unpredictable worldwide impact on our business operations, the life sciences industry, healthcare systems, financial markets, and the global economy. While the impact of COVID-19 on our operational and financial performance has not been materially negative to date, the future impact is uncertain and will depend on future developments, including the duration and spread of the outbreak, government responses to the pandemic, the rate of vaccinations, the impact on our customers, the impact on our employees, the extent of further adverse impacts to the economy, and the scale and pace of economic recovery and resumption of normal business activities, including the rollout of COVID-19 vaccines and the lifting of restrictions on movement, all of which cannot be predicted with certainty.
In response to the COVID-19 outbreak, we shifted most of our customer, employee, and industry events to virtual-only experiences, and we continue to monitor when larger in-person events should resume. We have begun to lift certain employee travel restrictions and plan to open most of our U.S. offices in July. At the time of this filing, the substantial majority of employees continue to work from home, including employees at our corporate headquarters in Pleasanton, California. Many of our customers have implemented travel restrictions and remote work measures, which may limit our ability to sell or provide professional services to them in the future. Certain of our businesses

Veeva Systems Inc. | Form 10-Q	41

were negatively impacted by COVID-19 in our fiscal year ended January 31, 2021 and that may continue for the foreseeable future. We may also experience requests from customers for lengthened payment terms or less favorable billing terms that could adversely impact our financial performance. Such requests to date have not been significant but may increase in the future. Due to our subscription-based business model, the effect of COVID-19, and any impact to our sales efforts, may not be fully reflected in our results of operations until future periods, if at all.
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
In addition, the stock market has been unusually volatile during certain periods of the COVID-19 pandemic and such volatility may continue. During certain periods of the COVID-19 pandemic, our stock price has declined significantly, and such declines may happen again.
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
•adverse effects to business relationships with our existing business partners and customers as a result of the acquisition;

42	Veeva Systems Inc. | Form 10-Q

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
Within Veeva Commercial Cloud, our core Veeva CRM application has achieved substantial market penetration of pharmaceutical and biotechnology companies. If our efforts to sustain or further increase the use and adoption of our core CRM application do not succeed, the growth of our Veeva Commercial Cloud revenues may be negatively impacted.
In our fiscal year ended January 31, 2021, we derived approximately 51% of our subscription services revenues and approximately 49% of our total revenues from our Veeva Commercial Cloud solutions. In the three months ended

Veeva Systems Inc. | Form 10-Q	43

April 30, 2021, we derived approximately 49% of our subscription services revenues and approximately 47% of our total revenues from our Veeva Commercial Cloud solutions. A significant percentage of our Veeva Commercial Cloud subscription services revenues are derived from subscriptions for our core CRM application, and we have realized substantial sales penetration among pharmaceutical and biotechnology companies for our core Veeva CRM application. If we are not able to sell additional user subscriptions for our core CRM application, if we fail to renew existing subscriptions for our core CRM application, or if subscription levels for our core CRM application are reduced at renewal (as a result of reductions in sales representatives that use our solutions, change in demand for our solutions, or for other reasons), the growth of our Veeva Commercial Cloud revenues may be negatively impacted. We expect life sciences companies to reduce the number of sales representatives that they employ by roughly 10% over the next one to two years, which could negatively impact sales of Veeva CRM and other Commercial Cloud applications in particular, but we cannot be certain such reductions will happen or of the timing or magnitude of such reductions.
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
In our fiscal quarter ended April 30, 2021, customers outside North America accounted for approximately 43% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into additional international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our

44	Veeva Systems Inc. | Form 10-Q

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
•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including those related to employment, tax, privacy and data protection, and anti-bribery;
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

Veeva Systems Inc. | Form 10-Q	45

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

46	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	47

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

48	Veeva Systems Inc. | Form 10-Q

will not consent to customers using its healthcare professional or healthcare organization data being uploaded to Veeva Network Customer Master and this has negatively affected sales and customer adoption of Veeva Network Customer Master. To date, IQVIA has also restricted customers from uploading any of its data to Veeva Nitro, Veeva Andi, and certain other Veeva applications. In addition, IQVIA has stated publicly that it will deny all customer requests for use of new IQVIA data types in Veeva applications, including, as examples, real world data, real world evidence, and genomics. Similarly, sales and customer adoption of Veeva OpenData has been negatively impacted by certain restrictions on the use of IQVIA data during customer transitions from IQVIA data to Veeva OpenData. If third-party data providers, particularly IQVIA, do not consent to the uploading and use of their data in our solutions, delay consent, or fail to offer reasonable conditions for the upload and use of their data in our solutions, our sales efforts, solution implementations, and productive use of our solutions by customers, which have been harmed by such actions in the past, may continue to be harmed. Restrictions on the ability of our customers to use third-party data in our solutions may also decrease demand for our solutions or may cause customers to consider purchasing solutions that are not subject to the same restrictions. For example, in 2020, it was reported that a significant Veeva CRM customer launched a project to implement IQVIA’s competitive software offering for portions of its CRM users, in part as a result of concerns about restrictions imposed by IQVIA for the use of IQVIA data in certain Veeva software applications. If these third-party data limitations persist, our business may be negatively impacted.
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
Problems faced by our computing infrastructure service providers could adversely affect the experience of our customers. For example, salesforce.com and Amazon Web Services have experienced significant service outages in the past and may do so again in the future. Additionally, our failure to manage or react to an increase in customer demand could have an adverse effect on our business. A rapid expansion of our business or an increase in customer demand could affect our service levels or cause our systems to fail. Our agreements with third-party computing infrastructure service providers may not entitle us to corresponding service level credits to those we offer to our customers. Any changes in third-party service levels at our computing infrastructure service providers or any related disruptions or performance problems with our solutions could result in lengthy interruptions in our services, damage our customers’ stored files, or result in potential losses of customer data, any of which could adversely affect our reputation. Interruptions in our services might reduce our revenues, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to service level credit claims and potential liability, or adversely affect our renewal rates.
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

Veeva Systems Inc. | Form 10-Q	49

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
While our agreement with salesforce.com, subject to certain exceptions including pre-existing arrangements, provides that salesforce.com will not position, develop, promote, invest in, or acquire applications directly competitive to the Veeva CRM application for sales automation that directly target drug makers in the pharmaceutical and biotechnology industry or the pharma/biotech industry, our remedy for a breach of this commitment by salesforce.com would be to terminate the agreement, or continue the agreement but be released from our minimum order commitments from the date of salesforce.com’s breach forward. While our agreement with salesforce.com also restricts salesforce.com from competing with us with respect to sales opportunities for sales automation solutions for the pharmaceutical and biotechnology industry unless such competition has been pre-approved by salesforce.com’s senior management based on certain criteria specified in the agreement, and imposes certain limits on salesforce.com from entering into new arrangements after March 3, 2014 that are similar to ours with other parties with respect to sales automation applications for the pharmaceutical and biotechnology industry, it does not restrict a salesforce.com customer’s ability (or the ability of salesforce.com on behalf of a specific salesforce.com customer) to customize or configure the Salesforce Platform, and our remedy for a breach of these restrictions by salesforce.com would be to terminate the agreement, or continue the agreement but be released from our minimum order commitments from the date of salesforce.com’s breach forward. Some current or potential customers of ours may choose to build custom solutions using the Salesforce Platform rather than buying our solutions.
Also, in 2019, salesforce.com announced a strategic partnership with Alibaba, a Chinese company, through which Alibaba will become the exclusive provider of Salesforce in mainland China, Hong Kong, Macau, and Taiwan. The timeframe and exact parameters of changes to salesforce.com offerings in the listed regions has not been announced. Our existing agreement with salesforce.com allows us to sell our CRM solutions to drug makers in the pharmaceutical and biotechnology industries in mainland China, Hong Kong, Macau, and Taiwan, and our right to do so is not impacted by the Alibaba partnership. However, our ability to offer our CRM solutions from data centers located in the listed regions may be limited if salesforce.com does not operate data centers in the listed regions in the future and we do not contract for such data center services from Alibaba. If our inability to offer our CRM solutions from data centers located in the listed regions negatively impacts the performance of our solutions in those regions or causes legal compliance concerns, or if customers in the listed regions prefer their CRM solutions to be hosted from local data centers, our business may be negatively affected.

50	Veeva Systems Inc. | Form 10-Q

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
While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. We expect our longer-term revenue growth rate will decline. In our fiscal years ended January 31, 2021, 2020, and 2019, our total revenues grew by 33%, 28%, and 25% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2021, 2020, and 2019, our subscription services revenues grew by 32%, 29%, and 24% respectively, as compared to subscription services revenues from the prior fiscal years. Please note that our total revenues and subscription services revenues for the fiscal year ended January 31, 2020 only included revenue contribution from Crossix and Physicians World in the fourth quarter of that fiscal year. In our fiscal quarter ended April 30, 2021, our total revenues grew by 29% and our subscription services revenues grew by 26% as compared to the same quarterly period last year. Our total revenues and subscription services revenue growth rates have declined in the past, and we expect them to decline again in the future. If we are unable to maintain consistent revenue growth, it may adversely impact our profitability and the value of our Class A common stock.
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

Veeva Systems Inc. | Form 10-Q	51

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

52	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	53

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
Our tax provision could also be impacted by changes in accounting principles and changes in U.S. federal and state or international tax laws applicable to multinational corporations. For example, the Tax Cuts and Jobs Act of 2017 (Tax Act) significantly changed how the U.S. Department of Treasury imposes income taxes on U.S. corporations. We made significant judgments and assumptions in the interpretation of this new law and in our calculations reflected in our financial statements. Furthermore, on June 29, 2020, California Governor Newsom signed Assembly Bill No. 85 as part of the California 2020 Budget Act, which temporarily suspends the use of California net operating losses and imposes a limitation on the amount of business incentive tax credits that may impact our tax liabilities in future periods. In addition, increases in corporate tax rates, such as have been proposed by the current U.S. administration, could increase our effective tax rate and have an adverse effect on our results of operations.
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

54	Veeva Systems Inc. | Form 10-Q

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
Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. As we continue to expand our operations in countries outside the United States, an increasing proportion of our revenues and expenditures in the future may be denominated in foreign currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. Changes in exchange rates may negatively affect our revenues, expenses, and other operating results as expressed in U.S. dollars in the future. Further, we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
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

Veeva Systems Inc. | Form 10-Q	55

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
Our success and ability to compete depend in part upon our intellectual property. As of April 30, 2021, we have filed numerous domestic and foreign patent applications and have been issued 35 U.S. patents and 11 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
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

56	Veeva Systems Inc. | Form 10-Q

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
Further, there is limited legal precedent or guidance regarding how to administer our obligation to balance the interests of stockholders, stakeholders, and the pursuit of our public benefit purpose. While we expect that, in large part, traditional Delaware corporation law principles and the application of those principles in case law—including those related to self-dealing, conflicts of interest, and the application of the business judgment rule—will continue to apply with respect to Delaware PBCs, there is currently limited case law involving PBCs, which may create legal uncertainty or additional litigation risk until additional case law develops. Stockholders of a Delaware PBC (if they, individually or collectively, own at least the lesser of two percent of the company's outstanding shares or shares with a market value of at least $2 million) may file suit to enforce the balancing obligation. Any such lawsuit might be a distraction to our management and board of directors, and could be costly, which may have an adverse impact on our financial condition and results of operations.
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
While we do not view the additional reporting obligations of a PBC to be onerous, Delaware’s PBC statute may be amended in the future to require more explicit or burdensome periodic reporting requirements and that could increase our expenses. In addition, if the public perceives that we are not successful in our public benefit purpose, or that our pursuit of our public benefit purpose is having a negative effect on the financial interests of our stockholders, that perception could negatively affect our reputation, which could adversely affect our business and results of operations.
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

Veeva Systems Inc. | Form 10-Q	57

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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2021, our founder and Chief Executive Officer, Peter Gassner, holds approximately 45.9% of the voting power of our outstanding capital stock and holders of our Class B common stock hold approximately 51.7% of the voting power of our outstanding capital stock in the aggregate. Holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters while the dual class structure is in effect. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.
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

58	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	59

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
None.
c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
None.

Veeva Systems Inc. | Form 10-Q	61

ITEM 6.    EXHIBITS.
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed
		Form	File No.	Exhibit	Filing Date	Herewith

3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	2/1/2021

3.2	Amended and Restated Bylaws of Veeva Systems Inc.	8-K	001-36121	3.1	3/22/2021

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Veeva Systems Inc.

Dated:	June 4, 2021	By:	/s/ BRENT BOWMAN
Brent Bowman Chief Financial Officer (Principal Financial Officer)

Dated:	June 4, 2021	By:	/s/ MICHELE O’CONNOR
Michele O’Connor Chief Accounting Officer (Principal Accounting Officer)

Veeva Systems Inc. | Form 10-Q	63