Form 10-Q
period 2021-07-31
VEEVA SYSTEMS INC
filed 2021-09-03
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 31, 2021, there were 138,659,664 shares of the Registrant’s Class A common stock outstanding and 14,758,023 shares of the Registrant’s Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)
(Unaudited)

	July 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,064,731	$730,504
Short-term investments	1,198,785	933,122
Accounts receivable, net of allowance for doubtful accounts of $335 and $193, respectively	283,619	564,387
Unbilled accounts receivable	51,100	47,206
Prepaid expenses and other current assets	33,557	35,607
Total current assets	2,631,792	2,310,826
Property and equipment, net	52,805	53,650
Deferred costs, net	37,335	42,072
Lease right-of-use assets	52,882	56,917
Goodwill	437,261	436,029
Intangible assets, net	107,253	114,595
Deferred income taxes	7,590	14,100
Other long-term assets	24,465	17,878
Total assets	$3,351,383	$3,046,067
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,301	$23,253
Accrued compensation and benefits	33,940	30,410
Accrued expenses and other current liabilities	35,198	30,982
Income tax payable	2,573	2,590
Deferred revenue	558,720	616,992
Lease liabilities	11,105	11,725
Total current liabilities	662,837	715,952
Deferred income taxes	7,511	1,835
Lease liabilities, noncurrent	47,630	51,393
Other long-term liabilities	13,308	10,567
Total liabilities	731,286	779,747
Commitments and contingencies (note 13)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 138,597,236 and 137,062,817 issued and outstanding at July 31, 2021 and January 31, 2021, respectively	2	2
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 14,761,023 and 14,993,991 issued and outstanding at July 31, 2021 and January 31, 2021, respectively	—	—
Additional paid-in capital	1,098,703	965,670
Accumulated other comprehensive income (loss)	(2,689)	992
Retained earnings	1,524,081	1,299,656
Total stockholders’ equity	2,620,097	2,266,320
Total liabilities and stockholders’ equity	$3,351,383	$3,046,067

See Notes to Condensed Consolidated Financial Statements.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2021	2020	2021	2020

Revenues:
Subscription services	$366,436	$283,502	$707,555	$553,737
Professional services and other	89,158	70,181	181,612	137,052
Total revenues	455,594	353,683	889,167	690,789
Cost of revenues(1):
Cost of subscription services	53,909	43,400	105,126	86,612
Cost of professional services and other	68,188	53,804	133,107	105,472
Total cost of revenues	122,097	97,204	238,233	192,084
Gross profit	333,497	256,479	650,934	498,705
Operating expenses(1):
Research and development	94,899	70,053	178,125	132,290
Sales and marketing	71,789	59,172	136,399	114,927
General and administrative	42,185	37,173	83,340	73,842
Total operating expenses	208,873	166,398	397,864	321,059
Operating income	124,624	90,081	253,070	177,646
Other income, net	1,666	2,881	6,230	6,295
Income before income taxes	126,290	92,962	259,300	183,941
Provision for (benefit from) income taxes	17,432	(589)	34,875	3,820
Net income	$108,858	$93,551	$224,425	$180,121
Net income per share:
Basic	$0.71	$0.62	$1.47	$1.20
Diluted	$0.67	$0.58	$1.38	$1.12
Weighted-average shares used to compute net income per share:
Basic	153,090	150,413	152,768	149,982
Diluted	162,765	160,840	162,636	160,309
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investments	$(217)	$1,131	$(1,303)	$2,428
Net change in cumulative foreign currency translation gain (loss)	(165)	2,893	(2,378)	3,282
Comprehensive income	$108,476	$97,575	$220,744	$185,831

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$1,316	$1,532	$2,222	$2,551
Cost of professional services and other	9,541	7,318	16,963	12,392
Research and development	22,315	16,437	39,152	27,838
Sales and marketing	15,115	11,186	26,670	19,378
General and administrative	14,098	12,893	25,867	24,114
Total stock-based compensation	$62,385	$49,366	$110,874	$86,273

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended July 31, 2021						Three months ended July 31, 2020
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	152,800,356	$2	$1,032,063	$1,415,223	$(2,304)	$2,444,984	150,030,047	$2	$792,660	$1,006,228	$2,146	$1,801,036
Issuance of common stock upon exercise of stock options	404,754	—	20,342	—	—	20,342	460,856	—	8,750	—	—	8,750
Issuance of common stock upon vesting of restricted stock units	206,774	—	—	—	—	—	248,947	—	—	—	—	—
Shares withheld related to net share settlement	(53,625)	—	(16,385)	—	—	(16,385)	—	—	—	—	—	—
Stock-based compensation expense	—	—	62,683	—	—	62,683	—	—	49,366	—	—	49,366
Change in other comprehensive income (loss)	—	—	—	—	(385)	(385)	—	—	—	—	4,024	4,024
Net income	—	—	—	108,858	—	108,858	—	—	—	93,551	—	93,551
Balances at end of period	153,358,259	$2	$1,098,703	$1,524,081	$(2,689)	$2,620,097	150,739,850	$2	$850,776	$1,099,779	$6,170	$1,956,727

	Six months ended July 31, 2021						Six months ended July 31, 2020
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	152,056,808	$2	$965,670	$1,299,656	$992	$2,266,320	149,095,583	$1	$745,475	$919,658	$460	$1,665,594
Issuance of common stock upon exercise of stock options	889,791		37,942	—	—	37,942	1,106,371	1	19,028	—	—	19,029
Issuance of common stock upon vesting of restricted stock units	465,285	—	—	—	—	—	537,896	—	—	—	—	—
Shares withheld related to net share settlement	(53,625)	—	(16,385)	—	—	(16,385)	—	—	—	—	—	—
Stock-based compensation expense	—	—	111,476	—	—	111,476	—	—	86,273	—	—	86,273
Change in other comprehensive income (loss)	—	—	—	—	(3,681)	(3,681)	—	—	—	—	5,710	5,710
Net income	—	—	—	224,425	—	224,425	—	—	—	180,121	—	180,121
Balances at end of period	153,358,259	$2	$1,098,703	$1,524,081	$(2,689)	$2,620,097	150,739,850	$2	$850,776	$1,099,779	$6,170	$1,956,727

See Notes to Condensed Consolidated Financial Statements.

6	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2021	2020	2021	2020

Cash flows from operating activities
Net income	$108,858	$93,551	$224,425	$180,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,880	7,317	13,508	15,195
Reduction of operating lease right-of-use assets	2,874	3,092	5,701	6,089
Accretion of discount on short-term investments	1,743	496	3,285	485
Stock-based compensation	62,385	49,366	110,874	86,273
Amortization of deferred costs	6,474	5,324	12,829	10,075
Deferred income taxes	6,953	(504)	12,195	(1,638)
Loss (gain) on foreign currency from mark-to-market derivative	2	(98)	433	(5)
Bad debt (recovery) expense	(22)	514	137	121
Changes in operating assets and liabilities:
Accounts receivable	(21,409)	14,606	280,323	168,766
Unbilled accounts receivable	267	619	(3,894)	(3,833)
Deferred costs	(3,802)	(5,793)	(8,092)	(9,135)
Income taxes payable	(3,726)	(3,141)	(17)	(4,991)
Prepaid expenses and other current and long-term assets	(3,866)	(11,683)	(1,129)	(11,132)
Accounts payable	5,031	914	(1,763)	(3,516)
Accrued expenses and other current liabilities	2,216	125	9,183	2,816
Deferred revenue	(49,783)	(49,166)	(57,959)	(47,689)
Operating lease liabilities	(2,913)	(2,456)	(5,661)	(5,267)
Other long-term liabilities	903	2,237	3,072	4,757
Net cash provided by operating activities	119,065	105,320	597,450	387,492
Cash flows from investing activities
Purchases of short-term investments	(422,680)	(267,749)	(679,618)	(456,567)
Maturities and sales of short-term investments	187,324	229,224	408,969	369,566
Acquisitions, net of cash acquired	(2,133)	—	(2,133)	—
Long-term assets	(5,325)	(5,407)	(7,981)	(5,140)
Net cash used in investing activities	(242,814)	(43,932)	(280,763)	(92,141)
Cash flows from financing activities
Changes in lease liabilities - finance leases	(98)	(251)	(384)	(499)
Proceeds from exercise of common stock options	20,851	9,278	37,942	19,059
Taxes paid related to net share settlement of equity awards	(15,096)	—	(15,096)	—
Net cash provided by financing activities	5,657	9,027	22,462	18,560
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(180)	2,734	(2,945)	3,282
Net change in cash, cash equivalents, and restricted cash	(118,272)	73,149	336,204	317,193
Cash, cash equivalents, and restricted cash at beginning of period	1,186,188	723,841	731,712	479,797
Cash, cash equivalents, and restricted cash at end of period	$1,067,916	$796,990	$1,067,916	$796,990
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$1,064,731	$795,782	$1,064,731	$795,782
Restricted cash included in other long-term assets	3,185	1,208	3,185	1,208
Total cash, cash equivalents, and restricted cash at end of period	$1,067,916	$796,990	$1,067,916	$796,990

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$15,368	$9,089	$20,501	$14,955
Excess tax benefits from employee stock plans	$17,609	$22,123	$35,060	$41,738
Non-cash investing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$104	$184	$(2,826)	$774

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

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
Note 2. Short-Term Investments
At July 31, 2021, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$22,350	$17	$—	$22,367
Asset-backed securities	165,792	389	(46)	166,135
Commercial paper	83,982	15	(2)	83,995
Corporate notes and bonds	640,441	1,656	(226)	641,871
Foreign government bonds	29,570	41	(6)	29,605
U.S. agency obligations	39,766	75	—	39,841
U.S. treasury securities	214,735	243	(7)	214,971
Total available-for-sale securities	$1,196,636	$2,436	$(287)	$1,198,785

At January 31, 2021, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$17,350	$15	$(1)	$17,364
Asset-backed securities	125,833	745	(2)	126,576
Commercial paper	57,390	8	(2)	57,396
Corporate notes and bonds	428,710	2,360	(23)	431,047
Foreign government bonds	31,855	45	(2)	31,898
U.S. agency obligations	52,756	119	—	52,875
U.S. treasury securities	215,379	587	—	215,966
Total available-for-sale securities	$929,273	$3,879	$(30)	$933,122

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	July 31, 2021	January 31, 2021
Due in one year or less	$446,962	$428,155
Due in one to five years	751,823	504,967
Total	$1,198,785	$933,122

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. We intend to hold our securities to maturity and it is more likely than not we will hold these securities until recovery of the cost basis.

Veeva Systems Inc. | Form 10-Q	9

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of July 31, 2021 (in thousands):

	Held for less than 12 months
	Fair value	Gross unrealized losses
Asset-backed securities	37,835	(46)
Commercial paper	17,794	(2)
Corporate notes and bonds	173,830	(226)
Foreign government bonds	13,614	(6)
U.S. treasury securities	83,192	(7)

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

Asset values and gross unrealized losses of available-for-sale securities held for more than 12 months as of July 31, 2021 and January 31, 2021 were immaterial. There was no allowance for credit losses recorded as of July 31, 2021 and January 31, 2021.
Note 3. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $37 million and $42 million as of July 31, 2021 and January 31, 2021, respectively. Amortization expense for the deferred costs included in sales and marketing expenses in the condensed consolidated statements of comprehensive income was $6 million and $13 million for the three and six months ended July 31, 2021 respectively, and $5 million and $10 million for the three and six months ended July 31, 2020, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 4. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	July 31, 2021	January 31, 2021
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	22,392
Equipment and computers	5,317	8,847
Furniture and fixtures	13,753	13,452
Leasehold improvements	14,099	13,945
Construction in progress	2,407	606
	81,992	83,266
Less accumulated depreciation	(29,187)	(29,616)
Total property and equipment, net	$52,805	$53,650

10	Veeva Systems Inc. | Form 10-Q

Total depreciation expense was $2 million and $3 million for each of the three and six months ended July 31, 2021, respectively, and $2 million and $4 million for the three and six months ended July 31, 2020, respectively. Land is not depreciated.
Note 5. Goodwill and Intangible Assets
Goodwill was $437 million as of July 31, 2021 and $436 million as of January 31, 2021.
The following schedule presents the details of intangible assets as of July 31, 2021 (dollar amounts in thousands):

	July 31, 2021
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$26,180	$(10,226)	$15,954	4.3
Customer relationships	111,357	(33,177)	78,180	7.5
Trade name/trademarks	13,900	(5,315)	8,585	3.3
Other intangibles	21,405	(16,871)	4,534	5.4
	$172,842	$(65,589)	$107,253

The following schedule presents the details of intangible assets as of January 31, 2021 (dollar amounts in thousands):

	January 31, 2021
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$26,180	$(8,367)	$17,813	4.8
Customer relationships	110,643	(27,741)	82,902	8.0
Trade name/trademarks	13,900	(4,005)	9,895	3.8
Other intangibles	20,453	(16,468)	3,985	5.1
	$171,176	$(56,581)	$114,595

Amortization expense associated with intangible assets was $5 million and $9 million for the three and six months ended July 31, 2021, respectively, and $5 million and $10 million for the three and six months ended July 31, 2020, respectively.
As of July 31, 2021, the estimated amortization expense for intangible assets, for the next five years and thereafter is as follows (in thousands):

Fiscal Year	Estimated amortization expense
Remaining for 2022	$9,388
2023	18,623
2024	18,619
2025	17,717
2026	13,309
Thereafter	29,597
Total	$107,253

Veeva Systems Inc. | Form 10-Q	11

Note 6. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	July 31, 2021	January 31, 2021
Accrued commissions	$6,689	$7,498
Accrued bonus	4,275	4,134
Accrued vacation (1)	6,384	4,716
Payroll tax payable	10,512	10,250
Accrued other compensation and benefits	6,080	3,812
Total accrued compensation and benefits	$33,940	$30,410
Accrued fees payable to salesforce.com	6,541	$6,381
Taxes payable	12,395	13,598
Accrued third-party professional services subcontractors' fees	1,246	1,515
Other accrued expenses	15,016	9,488
Total accrued expenses and other current liabilities	$35,198	$30,982

(1) Represents accrued vacation primarily for international employees. Vacation does not accrue for most U.S. employees.

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of July 31, 2021 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$392,534	$—	$392,534
Commercial paper	—	13,999	13,999
Corporate notes and bonds	—	7,792	7,792
Short-term investments:
Certificates of deposits	—	22,367	22,367
Asset-backed securities	—	166,135	166,135
Commercial paper	—	83,995	83,995
Corporate notes and bonds	—	641,871	641,871
Foreign government bonds	—	29,605	29,605
U.S. agency obligations	—	39,841	39,841
U.S. treasury securities	—	214,971	214,971
Foreign currency derivative contracts	—	7	7
Total financial assets	$392,534	$1,220,583	$1,613,117
Liabilities
Foreign currency derivative contracts	$—	$135	$135
Total financial liabilities	$—	$135	$135

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

Veeva Systems Inc. | Form 10-Q	13

Balance Sheet Hedges
We enter into foreign currency forward contracts in order to hedge our foreign currency exposure. We account for derivative instruments at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. We recognized $1 million of foreign currency gains for the three months ended July 31, 2021 and gains of $2 million for the six months ended July 31, 2021. Foreign currency losses were $1 million for both the three and six months ended July 31, 2020.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	July 31, 2021	January 31, 2021
Notional amount of foreign currency derivative contracts	$21,744	$52,516
Fair value of foreign currency derivative contracts	21,872	52,148

Details on outstanding balance sheet hedges are presented below as of the date shown below (in thousands):

Derivatives not designated as hedging instruments	Balance sheet location	July 31, 2021	January 31, 2021
Derivative Assets
Foreign currency derivative contracts	Prepaid expenses and other current assets	$7	$440
Derivative Liabilities
Foreign currency derivative contracts	Accrued expenses	$135	$72

Note 8. Income Taxes
For the three months ended July 31, 2021 and 2020, our effective tax rates were 13.8% and (0.6)%, respectively. During the three months ended July 31, 2021 as compared to the prior year period, our effective tax rate increased primarily due to the reduced impact from excess tax benefits related to equity compensation as well as the establishment of valuation allowance on certain tax attributes. We recognized such excess tax benefits in our provision for income taxes of $18 million and $22 million for the three months ended July 31, 2021 and 2020, respectively.
For the six months ended July 31, 2021 and 2020, our effective tax rates were 13.4% and 2.1%, respectively. During the six months ended July 31, 2021 as compared to the prior year period, our effective tax rate increased primarily due to the reduced impact from excess tax benefits related to equity compensation as well as the establishment of valuation allowance on certain tax attributes. We recognized such excess tax benefits in our provision for income taxes of $35 million and $42 million for the six months ended July 31, 2021 and 2020, respectively.
Note 9. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Of the beginning deferred revenue balance for the respective periods, we recognized $274 million and $406 million of subscription services revenue during the three and six months ended July 31, 2021, respectively, and $216 million and $314 million for the three and six months ended July 31, 2020, respectively. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was immaterial.
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
As of July 31, 2021, approximately $1,197 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately 72% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

14	Veeva Systems Inc. | Form 10-Q

Unbilled Accounts Receivable
Unbilled accounts receivable consists of (i) a receivable primarily for the revenue recognized for professional services performed but not yet billed, which were $26 million and $20 million as of July 31, 2021 and January 31, 2021, respectively, and (ii) a contract asset primarily for revenue recognized from non-cancelable, multi-year orders in which fees increase annually but for which we are not contractually able to invoice until a future period, which were $25 million and $27 million as of July 31, 2021 and January 31, 2021, respectively.
Note 10. Leases
We have operating leases for corporate offices. Our leases have various expiration dates through 2030, some of which include options to extend the leases for up to nine years. Additionally, we are the sublessor for certain office space. Our sublease income for the three and six months ended July 31, 2021 and 2020 was immaterial.
For each of the three months ended July 31, 2021 and 2020, our operating lease expense was $3 million. For the six months ended July 31, 2021 and 2020, our operating lease expense was $7 million and $6 million, respectively.
Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended July 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,794	$5,238
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,888	6,178

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	July 31, 2021	January 31, 2021
Operating Leases
Lease right-of-use assets	$52,882	$56,917
Lease liabilities	$11,105	$11,347
Lease liabilities, noncurrent	47,630	51,393
Total operating lease liabilities	$58,735	$62,740
Weighted Average Remaining Lease Term	6.4 years	6.7 years
Weighted Average Discount Rate	3.8%	3.8%

As of July 31, 2021, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year
Remaining for 2022	$6,291
2023	11,775
2024	11,123
2025	8,286
2026	7,357
Thereafter	21,660
Total lease payments	66,492
Less imputed interest	(7,757)
Total	$58,735

Veeva Systems Inc. | Form 10-Q	15

Note 11. Stockholders’ Equity
Stock Option Activity
A summary of stock option activity for the six months ended July 31, 2021 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2021	12,761,289	$57.48	5.0	$2,794
Options granted	1,050,080	277.14
Options exercised	(889,791)	42.64
Options forfeited/cancelled	(189,127)	154.23
Options outstanding at July 31, 2021	12,732,451	$75.20	5.0	$3,279
Options vested and exercisable at July 31, 2021	7,082,157	$27.59	3.0	$2,161
Options vested and exercisable at July 31, 2021 and expected to vest thereafter	12,732,451	$75.20	5.0	$3,279

The options granted during the six months ended July 31, 2021 were predominantly made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $112.27 and $108.66 per option for the three and six months ended July 31, 2021, respectively.
As of July 31, 2021, there was $275 million in unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 3.0 years.
As of July 31, 2021, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
The total intrinsic value of options exercised was approximately $101 million and $216 million for the three and six months ended July 31, 2021, respectively.
Stock-Based Compensation
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended July 31,						Six months ended July 31,
	2021			2020			2021			2020
Volatility	37%	-	39%	40%	-	41%	37%	-	39%	39%	-	41%
Expected term (in years)	6.25			6.25	-	6.5	6.25			6.25	-	7.25
Risk-free interest rate	0.84%	-	1.08%	0.39%	-	0.57%	0.68%	-	1.08%	0.39%	-	1.43%
Dividend yield	—%			—%			—%			—%

Restricted Stock Units
A summary of restricted stock unit (RSU) activity for the six months ended July 31, 2021 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2021	1,032,215	$121.98
RSUs granted	424,321	279.43
RSUs vested	(465,285)	153.91
RSUs forfeited/cancelled	(37,859)	170.34
Balance at July 31, 2021	953,392	174.54

16	Veeva Systems Inc. | Form 10-Q

As of July 31, 2021, there was a total of $151 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 1.1 years. The total intrinsic value of RSUs vested was $62 million and $134 million for the three and six months ended July 31, 2021, respectively.
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
The numerators and denominators of the basic and diluted net income per share computations for our common stock are calculated as follows (in thousands, except per share data):

	Three months ended July 31,				Six months ended July 31,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income, basic	$98,355	$10,503	$84,130	$9,421	$202,685	$21,740	$161,912	$18,209
Denominator
Weighted average shares used in computing net income per share, basic	138,320	14,770	135,266	15,147	137,970	14,798	134,820	15,162
Net income per share, basic	$0.71	$0.71	$0.62	$0.62	$1.47	$1.47	$1.20	$1.20
Diluted
Numerator
Net income, basic	$98,355	$10,503	$84,130	$9,421	$202,685	$21,740	$161,912	$18,209
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	10,503	—	9,421	—	21,740	—	18,209	—
Reallocation of net income to Class B common stock	—	5,846	—	5,454	—	12,297	—	10,430
Net income, diluted	$108,858	$16,349	$93,551	$14,875	$224,425	$34,037	$180,121	$28,639
Denominator
Number of shares used for basic net income per share computation	138,320	14,770	135,266	15,147	137,970	14,798	134,820	15,162
Conversion of Class B to Class A common stock	14,770	—	15,147	—	14,798	—	15,162	—
Effect of potentially dilutive common shares	9,675	9,675	10,427	10,427	9,868	9,868	10,327	10,327
Weighted average shares used in computing net income per share, diluted	162,765	24,445	160,840	25,574	162,636	24,666	160,309	25,489
Net income per share, diluted	$0.67	$0.67	$0.58	$0.58	$1.38	$1.38	$1.12	$1.12

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three months ended July 31,		Six months ended July 31,
	2021	2020	2021	2020
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	1,130,487	1,220,527	732,386	904,570

Veeva Systems Inc. | Form 10-Q	17

Note 13. Commitments and Contingencies
Litigation
IQVIA Litigation Matters
Veeva OpenData and Veeva Network Action.
On January 10, 2017, IQVIA Inc. (formerly Quintiles IMS Incorporated) and IMS Software Services, Ltd. (collectively, “IQVIA”) filed a complaint against us in the U.S. District Court for the District of New Jersey (IQVIA Inc. v. Veeva Systems Inc. (No. 2:17-cv-00177)) (OpenData and Network Action). In the complaint, IQVIA alleges that we used unauthorized access to proprietary IQVIA data to improve our software and data products and that our software is designed to steal IQVIA trade secrets. IQVIA further alleges that we have intentionally gained unauthorized access to IQVIA proprietary information to gain an unfair advantage in marketing our products and that we have made false statements concerning IQVIA’s conduct and our data security capabilities. IQVIA asserts claims under both federal and state misappropriation of trade secret laws, federal false advertising law, and common law claims for unjust enrichment, tortious interference, and unfair trade practices. The complaint seeks declaratory and injunctive relief and unspecified monetary damages.
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
On February 18, 2020, IQVIA filed a motion for sanctions against Veeva, seeking default judgment and dismissal and, in the alternative, an adverse inference at trial related to discovery disputes. On May 7, 2021, the special master appointed to oversee litigation discovery ruled against IQVIA’s request for default judgment and dismissal and ruled in IQVIA’s favor with respect to certain other matters, including recommending to the trial judge that a permissive adverse inference instruction be issued to the jury with respect to certain documents that were not preserved by Veeva. Should the district judge accept the recommendation, the jury would be permitted, but not required, to infer that certain evidence not preserved by Veeva would have been unfavorable to Veeva, if the jury first concludes that Veeva controlled the evidence, that the evidence was relevant, and that Veeva should have preserved the evidence. The jury is also likely to be instructed that it may also consider whether the non-preserved evidence was duplicative of other evidence produced by Veeva and whether Veeva’s conduct was reasonable in light of all circumstances. Veeva was also ordered to pay IQVIA’s fees and expenses incurred in connection with portions of its sanctions motion. On June 4, 2021, we appealed the special master’s ruling and IQVIA’s fee award to the federal district court judge.
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
Fact discovery is now completed. On April 24, 2020, Medidata filed a motion for partial summary judgment on its claims for trade secret misappropriation as well as several of Veeva’s affirmative defenses. On May 15, 2020, we filed a motion for summary judgment on all of Medidata’s claims. On February 9, 2021, the court issued its ruling granting summary judgment in favor of Veeva as to certain of Medidata's claims and in favor of Medidata as to certain of Veeva's affirmative defenses. A trial date has been set for December 6, 2021. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that Medidata’s claims lack merit.
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

We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce1 Platform in combination with our developed technology to deliver certain of our multichannel CRM applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met our first minimum order requirement commitment of $250 million, and as of July 31, 2021, we remained obligated to pay fees of at least $13 million prior to September 1, 2025 in connection with this agreement.
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
Total revenues consist of the following (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2021	2020	2021	2020
Subscription services
Veeva Commercial Cloud	$176,051	$144,815	$344,509	$287,392
Veeva Vault	190,385	138,687	363,046	266,345
Total subscription services	$366,436	$283,502	$707,555	$553,737
Professional services
Veeva Commercial Cloud	$32,161	$26,618	$68,187	$53,994
Veeva Vault	56,997	43,563	113,425	83,058
Total professional services	$89,158	$70,181	$181,612	$137,052
Total revenues	$455,594	$353,683	$889,167	$690,789

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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2021	2020	2021	2020
Revenues by geography
North America	$259,125	$200,334	$505,425	$395,991
Europe	127,549	98,395	248,853	187,817
Asia Pacific	55,850	44,569	109,482	86,861
Middle East, Africa, and Latin America	13,070	10,385	25,407	20,120
Total revenues	$455,594	$353,683	$889,167	$690,789

20	Veeva Systems Inc. | Form 10-Q

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	July 31, 2021	January 31, 2021
Long-lived assets by geography
North America	$46,167	$46,285
Europe	5,095	5,525
Asia Pacific	986	1,359
Middle East, Africa, and Latin America	$557	481
Total long-lived assets	$52,805	$53,650

Veeva Systems Inc. | Form 10-Q	21

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
In our fiscal year ended January 31, 2021, we derived approximately 51% and 49% of our subscription services revenues and 49% and 51% of our total revenues from our Veeva Commercial Cloud solutions and Veeva Vault solutions, respectively. For the six months ended July 31, 2021, we derived approximately 48% and 52% of our subscription services revenues and 46% and 54% of our total revenues from our Veeva Commercial Cloud solutions and Veeva Vault solutions, respectively. The contribution of subscription services revenues and total revenues associated with our Veeva Vault solutions are expected to continue to increase as a percentage of subscription services revenues and total revenues in the future. We also offer certain of our Veeva Vault solutions to industries outside the life sciences industry primarily in North America and Europe.
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
For the six months ended July 31, 2021 and 2020, our total revenues were $889 million and $691 million, respectively, representing year-over-year growth in total revenues of 29%. For the six months ended July 31, 2021

22	Veeva Systems Inc. | Form 10-Q

and 2020, our subscription services revenues were $708 million and $554 million, respectively, representing year-over-year growth in subscription services revenues of 28%. We generated net income of $224 million and $180 million for the six months ended July 31, 2021 and 2020, respectively.
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
Impact of the COVID-19 Pandemic
The worldwide outbreak of COVID-19 has had and continues to have a widespread and unpredictable worldwide impact on our business operations, the life sciences industry, healthcare systems, financial markets, and the global economy. While the impact of COVID-19 on our operational and financial performance has not been materially negative to date, the future impact is uncertain and will depend on future developments, including the duration and spread of the outbreak, government responses to the pandemic, the rate of vaccinations, the impact on our customers, the impact on our employees, the extent of further adverse impacts to the economy, and the scale and pace of economic recovery and resumption of normal business activities, including the rollout of COVID-19 vaccines, the lifting of restrictions on movement, and the results of outbreaks and variants, all of which cannot be predicted with certainty.
In response to the COVID-19 outbreak, we shifted most of our customer, employee, and industry events to virtual-only experiences, and we continue to monitor when larger in-person events should resume. At the time of this filing, employee travel is also subject to restrictions. Our U.S. offices were opened in July, subject to certain restrictions, and we plan to open our European and Canadian offices in September. We have also adopted a “Work Anywhere” policy, which generally gives employees the flexibility to work in an office or at home on any given day, with certain job-specific restrictions. Many of our customers have implemented travel restrictions and remote work measures, which may limit our ability to sell or provide professional services to them in the future. Certain of our businesses were negatively impacted by COVID-19 in our fiscal year ended January 31, 2021, and certain of our businesses may be negatively impacted by COVID-19 in the future. We may also experience requests from customers for lengthened payment terms or less favorable billing terms that could adversely impact our financial performance. Such requests to date have not been significant but may increase in the future. Due to our subscription-based business model, the effect of COVID-19, and any impact to our sales efforts, may not be fully reflected in our results of operations until future periods, if at all.
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

Veeva Systems Inc. | Form 10-Q	23

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
We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training, and managed services related to our solutions and services related to our Veeva Business Consulting offering. For the six months ended July 31, 2021, subscription services revenues constituted 80% of total revenues and professional services and other revenues constituted 20% of total revenues.
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

24	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	25

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
Operating Expenses
Research and Development. Research and development expenses consist primarily of employee-related expenses, third-party consulting fees, hosted infrastructure costs, and allocated overhead. We continue to focus our research and development efforts on adding new features and applications and increasing the functionality and enhancing the ease of use of our cloud-based applications.
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
New Accounting Pronouncements Adopted in Fiscal 2022
Refer to note 1 of the notes to our condensed consolidated financial statements for a full description of the recent accounting pronouncements adopted during the six months ended July 31, 2021.

26	Veeva Systems Inc. | Form 10-Q

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
	2021	2020	2021	2020

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$366,436	$283,502	$707,555	$553,737
Professional services and other	89,158	70,181	181,612	137,052
Total revenues	455,594	353,683	889,167	690,789
Cost of revenues(1):
Cost of subscription services	53,909	43,400	105,126	86,612
Cost of professional services and other	68,188	53,804	133,107	105,472
Total cost of revenues	122,097	97,204	238,233	192,084
Gross profit	333,497	256,479	650,934	498,705
Operating expenses(1):
Research and development	94,899	70,053	178,125	132,290
Sales and marketing	71,789	59,172	136,399	114,927
General and administrative	42,185	37,173	83,340	73,842
Total operating expenses	208,873	166,398	397,864	321,059
Operating income	124,624	90,081	253,070	177,646
Other income, net	1,666	2,881	6,230	6,295
Income before income taxes	126,290	92,962	259,300	183,941
Provision for income taxes	17,432	(589)	34,875	3,820
Net income	$108,858	$93,551	$224,425	$180,121
(1) Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,316	$1,532	$2,222	$2,551
Cost of professional services and other	9,541	7,318	16,963	12,392
Research and development	22,315	16,437	39,152	27,838
Sales and marketing	15,115	11,186	26,670	19,378
General and administrative	14,098	12,893	25,867	24,114
Total stock-based compensation	$62,385	$49,366	$110,874	$86,273

Revenues

	Three months ended July 31,			Six months ended July 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Revenues:
Subscription services	$366,436	$283,502	29%	$707,555	$553,737	28%
Professional services and other	89,158	70,181	27%	181,612	137,052	33%
Total revenues	$455,594	$353,683	29%	$889,167	$690,789	29%
Percentage of revenues:
Subscription services	80%	80%		80%	80%
Professional services and other	20	20		20	20
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended July 31, 2021 increased $102 million, of which $83 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $52 million of subscription services revenue attributable to Veeva Vault solutions and $31 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues was 56%

Veeva Systems Inc. | Form 10-Q	27

from North America and 27% from Europe for both of the three month periods ended July 31, 2021 and July 31, 2020.
Professional services and other revenues for the three months ended July 31, 2021 increased $19 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment-related professional services, existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions, and increased business consulting engagements. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our Veeva Vault solutions, as well as increased demand for our business consulting offering. The geographic mix of professional services and other revenues was 59% from North America and 33% from Europe for the three months ended July 31, 2021, as compared to 61% from North America and 32% from Europe for the three months ended July 31, 2020.
Total revenues for the six months ended July 31, 2021 increased $198 million, of which $154 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $97 million of subscription services revenue attributable to Veeva Vault solutions and $57 million of subscription services revenue attributable to Veeva Commercial Cloud solutions. The geographic mix of subscription services revenues was 56% from North America and 27% from Europe for the six months ended July 31, 2021 as compared to subscription services revenues of 56% from North America and 26% from Europe for the six months ended July 31, 2020.

Professional services and other revenues for the six months ended July 31, 2021 increased $45 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions, and, to a lesser extent, professional services revenues associated with our acquired businesses. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our Veeva Vault solutions. The geographic mix of professional services and other revenues was 59% from North America and 33% from Europe for the six months ended July 31, 2021 as compared to 62% from North America and 31% from Europe for the six months ended July 31, 2020.
Over time, we expect the proportion of our total revenues from professional services to decrease.
Costs and Expenses

	Three months ended July 31,			Six months ended July 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$53,909	$43,400	24%	$105,126	$86,612	21%
Cost of professional services and other	68,188	53,804	27%	133,107	105,472	26%
Total cost of revenues	$122,097	$97,204	26%	$238,233	$192,084	24%
Gross margin percentage:
Subscription services	85%	85%		85%	84%
Professional services and other	24%	23%		27%	23%
Total gross margin percentage	73%	73%		73%	72%
Gross profit	$333,497	$256,479	30%	$650,934	$498,705	31%

Cost of revenues for the three months ended July 31, 2021 increased $25 million, of which $11 million was an increase in cost of subscription services. The increase in cost of subscription services was primarily due to an increase of $4 million in computing infrastructure costs, the vast majority of which was for computing infrastructure provided by Amazon Web Services, and an increase of $1 million in fees paid to salesforce.com, which was driven by an increase in the number of end users of our subscription services. Additionally, there was an increase of $2 million in costs of third-party contractors related to the development of our data products. There was also an increase of $2 million related to data acquisition costs.
Cost of professional services and other for the three months ended July 31, 2021 increased $14 million, due to a $12 million increase in employee compensation-related costs (which includes an increase of $2 million in stock-

28	Veeva Systems Inc. | Form 10-Q

based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period.
Gross margin for the three months ended July 31, 2021 and 2020 was 73% in both periods.
Cost of revenues for the six months ended July 31, 2021 increased $46 million, of which $19 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase of $7 million in computing infrastructure costs, the vast majority of which was for computing infrastructure provided by Amazon Web Services, and an increase of $3 million in fees paid to salesforce.com, which was driven by an increase in the number of end users of our subscription services. Additionally, there was an increase of $3 million in costs of third-party contractors related to the development of our data products. There was also an increase of $3 million related to data acquisition costs. We expect cost of subscription services revenues to increase in absolute dollars in the near term due to increased usage of our subscription services and increased data costs related to our Veeva Data Cloud offering.

Cost of professional services and other for the six months ended July 31, 2021 increased $28 million, primarily due to a $25 million increase in employee compensation-related costs (includes an increase of $5 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. We expect cost of professional services and other to increase in absolute dollars in the near term as we add personnel to our professional services and business consulting organizations. Additionally, we increased salaries for the majority of our employees by 5% effective September 1, 2021, which will increase our cost of professional services.

Gross margin for the six months ended July 31, 2021 and 2020 was 73% and 72%, respectively. The slight increase compared to the prior period is due, in part, to a more favorable sales mix of products and services compared to the prior period.
Operating Expenses and Operating Margin
Operating expenses include research and development, sales and marketing, and general and administrative expenses. As we continue to invest in our growth through hiring, we expect operating expenses and stock-based compensation to increase in absolute dollars and to slightly increase as a percentage of revenue in the future. Additionally, we increased salaries for the majority of our employees by 5% effective September 1, 2021, which will increase our operating expenses.
Research and Development

	Three months ended July 31,			Six months ended July 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Research and development	$94,899	$70,053	35%	178,125	132,290	35%
Percentage of total revenues	21%	20%		20%	19%

Research and development expenses for the three months ended July 31, 2021 increased $25 million, due to an increase of $22 million in employee compensation-related costs (which includes an increase of $6 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. The expansion of our headcount in research and development is to support development work for the increased number of products that we offer or may offer in the future.
Research and development expenses for the six months ended July 31, 2021 increased $46 million, primarily due to an increase of $43 million in employee compensation-related costs (includes an increase of $11 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. The expansion of our headcount in research and development is to support development work for the increased number of products that we offer or may offer in the future.
We expect research and development expenses to increase in absolute dollars and as a percentage of revenue in the future, primarily due to higher headcount as we continue to invest in our product offerings.

Veeva Systems Inc. | Form 10-Q	29

Sales and Marketing

	Three months ended July 31,			Six months ended July 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Sales and marketing	71,789	59,172	21%	$136,399	$114,927	19%
Percentage of total revenues	16%	17%		15%	17%

Sales and marketing expenses for the three months ended July 31, 2021 increased $13 million, primarily due to an increase of $12 million in employee compensation-related costs (which includes an increase of $4 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period.
Sales and marketing expenses for the six months ended July 31, 2021 increased $21 million, primarily due to an increase of $24 million in employee compensation-related costs (includes an increase of $7 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. This was partially offset by a $1 million decrease in marketing program costs and a $1 million decrease in travel and entertainment costs primarily related to travel and meeting restrictions associated with COVID-19.
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
General and Administrative

	Three months ended July 31,			Six months ended July 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
General and administrative	$42,185	$37,173	13%	83,340	73,842	13%
Percentage of total revenues	9%	11%		9%	11%

General and administrative expenses for the three months ended July 31, 2021 increased $5 million, primarily due to an increase of $3 million in employee compensation-related costs (which includes an increase of $1 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. Additionally, there was an increase of $1 million related to costs for professional services.
General and administrative expenses for the six months ended July 31, 2021 increased $9 million, primarily due to an increase of $6 million in employee compensation-related costs (includes an increase of $2 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. Additionally, there was an increase of $1 million related to costs for professional services.
We expect general and administrative expenses to continue to grow in absolute dollars in the future as a result of employee-related expenses as we increase our headcount, investments in our information technology infrastructure, and third-party fees, including fees associated with on-going litigation.
Other Income, Net

	Three months ended July 31,			Six months ended July 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Other income, net	$1,666	$2,881	(42)%	6,230	6,295	(1)%

30	Veeva Systems Inc. | Form 10-Q

Other income, net for the three months ended July 31, 2021 decreased $1 million, primarily due to a decrease of $1 million in investment amortization expense.
Other income, net for the six months ended July 31, 2021 remained consistent compared to the six months ended July 31, 2020.
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
Provision for Income Taxes

	Three months ended July 31,			Six months ended July 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Income before income taxes	$126,290	$92,962	36%	$259,300	$183,941	41%
Provision for income taxes	$17,432	$(589)	(3,060)%	$34,875	$3,820	813%
Effective tax rate	13.8%	(0.6)%		13.4%	2.1%

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
For the three months ended July 31, 2021 and 2020, our effective tax rates were 13.8% and (0.6)%, respectively. During the three months ended July 31, 2021 as compared to the prior year period, our effective tax rate increased primarily due to the reduced impact from excess tax benefits related to equity compensation as well as the establishment of valuation allowance on certain tax attributes. We recognized such tax benefits in our provision for income taxes of $18 million and $22 million for the three months ended July 31, 2021 and 2020, respectively.
For the six months ended July 31, 2021 and 2020, our effective tax rates were 13.4% and 2.1%, respectively. During the six months ended July 31, 2021 as compared to the prior year period, our effective tax rate increased primarily due to the reduced impact from excess tax benefits related to equity compensation as well as the establishment of valuation allowance on certain tax attributes. We recognized such tax benefits in our provision for income taxes of $35 million and $42 million for the six months ended July 31, 2021 and 2020, respectively.
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

Veeva Systems Inc. | Form 10-Q	31

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

32	Veeva Systems Inc. | Form 10-Q

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended July 31,		Six months ended July 31,
	2021	2020	2021	2020

	(in thousands)
Operating income on a GAAP basis	$124,624	$90,081	$253,070	$177,646
Stock-based compensation expense	62,385	49,366	110,874	86,273
Amortization of purchased intangibles	4,579	4,966	9,007	10,181
Operating income on a non-GAAP basis	$191,588	$144,413	$372,951	$274,100
Net income on a GAAP basis	$108,858	$93,551	$224,425	$180,121
Stock-based compensation expense	62,385	49,366	110,874	86,273
Amortization of purchased intangibles	4,579	4,966	9,007	10,181
Income tax effect on non-GAAP adjustments(1)	(23,151)	(31,521)	(44,753)	(55,063)
Net income on a non-GAAP basis	$152,671	$116,362	$299,553	$221,512
Diluted net income per share on a GAAP basis	$0.67	$0.58	$1.38	$1.12
Stock-based compensation expense	0.38	0.31	0.68	0.54
Amortization of purchased intangibles	0.03	0.03	0.06	0.06
Income tax effect on non-GAAP adjustments(1)	(0.14)	(0.20)	(0.28)	(0.34)
Diluted net income per share on a non-GAAP basis	$0.94	$0.72	$1.84	$1.38
(1) For the three and six months ended July 31, 2021 and 2020, we used an estimated annual effective non-GAAP tax rate of 21%

Liquidity and Capital Resources

	Three months ended July 31,		Six months ended July 31,
	2021	2020	2021	2020

	(in thousands)
Net cash provided by operating activities	$119,065	$105,320	$597,450	$387,492
Net cash used in investing activities	(242,814)	(43,932)	(280,763)	(92,141)
Net cash provided by financing activities	5,657	9,027	22,462	18,560
Effect of exchange rate changes on cash and cash equivalents	(180)	2,734	(2,945)	3,282
Net change in cash and cash equivalents	$(118,272)	$73,149	$336,204	$317,193

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. As of July 31, 2021, our cash, cash equivalents, and short-term investments totaled $2.3 billion, of which $52 million represented cash and cash equivalents held outside of the United States.
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

We have financed our operations primarily through cash generated from operations. We believe our existing cash, cash equivalents, and short-term investments generated from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing for those arrangements or for other reasons. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Cash Flows from Operating Activities
Our largest source of operating cash inflows is cash collections from our customers for subscription services. We also generate significant cash flows from our professional services arrangements. The first quarter of our fiscal year is seasonally the strongest quarter for cash inflows due to the timing of our annual subscription billings and related collections. Our primary uses of cash from operating activities are for employee-related expenditures, expenses related to our computing infrastructure (including salesforce.com and Amazon Web Services), building infrastructure costs (including leases for office space), fees for third-party legal counsel and accounting services, and data acquisition costs. Note that our net income reflects the impact of excess tax benefits related to equity compensation.
Net cash provided by operating activities was $119 million for the three months ended July 31, 2021 compared to $105 million provided by operating activities for the three months ended July 31, 2020. The $14 million increase was primarily due to increased sales and the related cash collections. These increases were partially offset by larger operating expenses due to increases in headcount.
Net cash provided by operating activities was $597 million for the six months ended July 31, 2021 compared to $387 million for the six months ended July 31, 2020. The increase in operating cash flow was primarily due to increased sales and the related cash collections. These increases were partially offset by larger operating expenses due to increases in headcount.
The cash flows from operating activities for the six months ended July 31, 2021 represent a significant portion of the cash flows from operating activities that we expect for the remainder of the fiscal year ending January 31, 2022. As a result, we expect cash flows from operating activities to be substantially less in future quarterly periods during this fiscal year.
Cash Flows from Investing Activities
The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Net cash used in investing activities was $243 million for the three months ended July 31, 2021 compared to $44 million used in investment activities for the three months ended July 31, 2020. The $199 million increase in cash used in investing activities was mainly due to the increase in net purchases of investments.
Net cash used in investing activities was $281 million for the six months ended July 31, 2021 compared to $92 million for the six months ended July 31, 2020. The $189 million increase in cash used in investing activities was mainly due to the increase in net purchases of investments.
Cash Flows from Financing Activities
The cash flows from financing activities relate primarily to stock option exercises and taxes paid on behalf of employees related to the net share settlement of RSUs. In June 2021, we began funding withholding taxes due on employee RSU awards by net share settlement, rather than our previous approach of requiring employees to either

34	Veeva Systems Inc. | Form 10-Q

sell shares of our Class A common stock or pay the withholding taxes in cash to cover taxes due upon vesting of such awards.
Net cash provided by financing activities was $6 million for the three months ended July 31, 2021 compared to $9 million provided by financing activities for the three months ended July 31, 2020. The $3 million decrease in cash provided by financing activities is primarily related to $15 million of cash used to pay employee taxes related to the net share settlement of RSUs, partially offset by an increase in proceeds from employee stock option exercises of $12 million resulting from a higher aggregate average exercise price during the period.
Net cash provided by financing activities was $22 million for the six months ended July 31, 2021 compared to $19 million for the six months ended July 31, 2020, primarily related to an increase of $19 million in proceeds from employee stock option exercises due to increased stock option activity during the period, partially offset by $15 million of cash used to pay employee taxes related to the net share settlement of RSUs.
Commitments
Our principal commitments consist of obligations for minimum payment commitments to salesforce.com, and leases for office space and data centers. On March 3, 2014, we amended our agreement with salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met our first minimum order commitment of $250 million and have a remaining purchase commitment of $13 million, as of July 31, 2021, that must be made by September 1, 2025.
As of July 31, 2021, the future non-cancelable minimum payments under these commitments were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

	(in thousands)
Salesforce.com commitments	$13,103	7,382	—	5,721	—
Operating lease obligations	66,492	6,291	22,898	15,643	21,660
Total	$79,595	$13,673	$22,898	$21,364	$21,660

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
There have been no material changes to our critical accounting policies and estimates during the three months ended July 31, 2021 as compared to the those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

Veeva Systems Inc. | Form 10-Q	35

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Japanese Yen, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement of our foreign currency monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the three and six months ended July 31, 2021, we had immaterial foreign currency losses and gains of $2 million, respectively. For the three and six months ended July 31, 2020, we had foreign currency losses of $1 million and $3 million, respectively.
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
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $2.3 billion as of July 31, 2021. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, foreign government bonds, and agency mortgage-backed securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $13 million market value reduction in our investment portfolio as of July 31, 2021. An immediate decrease of 100-basis points in interest rates would have increased the market value by $5 million as of July 31, 2021. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

36	Veeva Systems Inc. | Form 10-Q

ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

38	Veeva Systems Inc. | Form 10-Q

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
•We are currently being sued by third parties for alleged misappropriation of trade secrets. In one such case, we expect a trial this fiscal year. We may suffer damages, which could be significant, or other harm from these lawsuits and we may be sued for infringement or misappropriation of third-party intellectual property in the future.
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

Veeva Systems Inc. | Form 10-Q	39

Risks Related to Our Business
If our security measures are breached or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce or stop their use of our solutions, and we may incur significant liabilities.
Our solutions involve the storage and transmission of our customers’ proprietary information (including personal or identifying information regarding their employees and the medical professionals whom their sales personnel contact, and sensitive proprietary data related to the clinical trial, regulatory submission and sales and marketing processes for medical treatments), personal information of medical professionals, personal information (which may include personal health information) of patients and clinical trial participants, and other sensitive information. For example, Veeva Crossix processes third-party health and non-health data for U.S. patients. Unauthorized access or security breaches, as a result of third-party action (e.g., cyber-attacks), employee error, product defect, malfeasance, or otherwise, could result in the loss of information, inappropriate use of or access to information, service interruption, service degradation, outages, service level credits, litigation, indemnity obligations, damage to our reputation, and other liability. We believe our risk of cyber-attack may be elevated during the COVID-19 outbreak due to an increase in cyber-attack attempts on U.S. businesses generally. While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. Moreover, the detection, prevention, and remediation of known or unknown security vulnerabilities, including those arising from third-party hardware or software in our supply chain, may result in additional direct or indirect costs and management time. Any or all of these issues could adversely affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage, or subject us to third-party lawsuits, regulatory fines, mandatory disclosures, or other action or liability, which could adversely affect our operating results. Our insurance may not be adequate to cover losses associated with such events, and such insurance may not cover all of the types of costs, expenses, and losses we could incur to respond to and remediate a security breach. A security breach of another significant provider of cloud-based solutions may also negatively impact the demand for our solutions.
The markets in which we participate are highly competitive, and if we do not compete effectively, our business and operating results could be adversely affected.
The markets for our solutions are highly competitive. In new sales cycles within our largest product categories, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. The principal such competitor for our Veeva Commercial Cloud applications is IQVIA Holdings Inc., which offers a CRM application built on the Salesforce1 Platform, various data products, and other applications. For example, in 2020, a significant Veeva CRM customer launched a project to implement IQVIA’s competitive software offering for portions of its CRM users. The scope of that deployment may expand, resulting in further losses of revenue within our Veeva CRM business, or we may lose additional Veeva CRM users or customers in the future. Our data and data analytics products, including Veeva OpenData, Veeva Link, Veeva Crossix, and Veeva Data Cloud, compete with IQVIA and smaller data and data analytics providers. IQVIA, Dassault Systèmes (through its Medidata business line), OpenText Corporation, Oracle Corporation, and other smaller application providers offer applications that compete with certain of our Veeva Vault applications. Our Commercial Cloud and Veeva Vault application suites also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use cloud-based applications or platforms that are not life sciences specific—such as Box.com, Amazon Web Services, or Microsoft—for certain of the functions our applications provide. Our business consulting and professional services offerings compete with a range of professional services firms, including, at times, some of our partners. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.
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

40	Veeva Systems Inc. | Form 10-Q

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
Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions. It is uncertain whether these newer solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected overall growth. For example, we have limited experience selling our Veeva Data Cloud offering for longitudinal patient data, our MyVeeva for Patients solution that will enable remote patient interactions for clinical trials, or our Veeva Engage Connect, formerly MyVeeva for Doctors, solution that will facilitate more efficient communications between health care professionals and life sciences companies. We cannot be certain that we will be successful with respect to newer solutions and markets. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions, develop other new solutions, or make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.
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
An inability to attract and retain highly skilled employees could adversely affect our business and efforts to attract and retain such employees may increase our expenses.
To execute our growth plan, we must attract and retain highly skilled employees. Competition for such employees and potential employees is intense. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications, and we have experienced, and we expect to continue to experience, intense recruitment of our employees by competitors and other technology companies. With respect to sales professionals, even if we are successful in attracting highly qualified personnel, it may take six to nine months or longer before they are fully trained and productive. Many of the companies with which we compete for experienced employees have greater resources than we have and may offer compensation packages that are perceived to be better than ours. For example, we offer equity awards to a substantial majority of our job candidates and existing employees as part of their overall compensation package. If the perceived value of our equity awards declines, including as a result of declines in the market price of our Class A common stock or changes in perception about our future prospects, it may adversely affect our ability to recruit and retain highly skilled employees. Additionally, changes in our compensation structure may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected. Additionally, in response to unusual inflationary pressure and the demand environment for skilled employees, we increased salaries for the majority of our employees by 5% effective September 1, 2021, which increases our expenses.

Veeva Systems Inc. | Form 10-Q	41

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
We have experienced rapid growth and expansion of our operations. Our revenues, customer count, product and service offerings, countries of operation, facilities, and computing infrastructure needs have all increased significantly, and we expect them to increase in the future. We have also experienced rapid growth in our employee base. As we continue to grow, both organically and through acquisitions, we must effectively integrate, develop, and manage an increasing number of employees, including an increasing number of employees who, pursuant to our “Work Anywhere” policy, do not work from a Veeva office. We may find it challenging to maintain the same level of employee productivity while executing our growth plan, fostering collaboration, and maintaining the beneficial aspects of our culture, and any such failures could negatively affect our future success, including our ability to attract and retain highly qualified employees and to achieve our business objectives.
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
The worldwide outbreak of COVID-19 has had and continues to have a widespread and unpredictable worldwide impact on our business operations, the life sciences industry, healthcare systems, financial markets, and the global economy. While the impact of COVID-19 on our operational and financial performance has not been materially negative to date, the future impact is uncertain and will depend on future developments, including the duration and spread of the outbreak, government responses to the pandemic, the rate of vaccinations, the impact on our customers, the impact on our employees, the extent of further adverse impacts to the economy, and the scale and pace of economic recovery and resumption of normal business activities, including the rollout of COVID-19 vaccines, the lifting of restrictions on movement, and the results of outbreaks and variants, all of which cannot be predicted with certainty.
In response to the COVID-19 outbreak, we shifted most of our customer, employee, and industry events to virtual-only experiences, and we continue to monitor when larger in-person events should resume. At the time of this filing, employee travel is also subject to restrictions. Our U.S. offices were opened in July, subject to certain restrictions, and we plan to open our European and Canadian offices in September. We have also adopted a “Work Anywhere”

42	Veeva Systems Inc. | Form 10-Q

policy, which generally gives employees the flexibility to work in an office or at home on any given day, with certain job-specific restrictions. Many of our customers have implemented travel restrictions and remote work measures, which may limit our ability to sell or provide professional services to them in the future. Certain of our businesses were negatively impacted by COVID-19 in our fiscal year ended January 31, 2021, and certain of our businesses may be negatively impacted by COVID-19 in the future. We may also experience requests from customers for lengthened payment terms or less favorable billing terms that could adversely impact our financial performance. Such requests to date have not been significant but may increase in the future. Due to our subscription-based business model, the effect of COVID-19, and any impact to our sales efforts, may not be fully reflected in our results of operations until future periods, if at all.
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
We have limited experience in acquiring other businesses. We may not be able to successfully integrate the acquired personnel, operations, and technologies or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
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

Veeva Systems Inc. | Form 10-Q	43

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
Our corporate headquarters are located in Pleasanton, California and our third-party hosted computing infrastructure is located in the United States, the European Union, Japan, and South Korea. The west coast of the United States, Japan, and South Korea each contain active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, actual or threatened public health emergency (e.g., COVID-19), or other catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations at full capacity or at all and may experience system interruptions, reputational harm, delays in our solution development, lengthy interruptions in our services, breaches of data security, loss of key employees, and loss of critical data, all of which could have an adverse effect on our future operating results.

44	Veeva Systems Inc. | Form 10-Q

Within Veeva Commercial Cloud, our core Veeva CRM application has achieved substantial market penetration of pharmaceutical and biotechnology companies. If our efforts to sustain or further increase the use and adoption of our core CRM application do not succeed, the growth of our Veeva Commercial Cloud revenues may be negatively impacted.
In our fiscal year ended January 31, 2021, we derived approximately 51% of our subscription services revenues and approximately 49% of our total revenues from our Veeva Commercial Cloud solutions. In the six months ended July 31, 2021, we derived approximately 49% of our subscription services revenues and approximately 46% of our total revenues from our Veeva Commercial Cloud solutions. A significant percentage of our Veeva Commercial Cloud subscription services revenues are derived from subscriptions for our core CRM application, and we have realized substantial sales penetration among pharmaceutical and biotechnology companies for our core Veeva CRM application. If we are not able to sell additional user subscriptions for our core CRM application, if we fail to renew existing subscriptions for our core CRM application, or if subscription levels for our core CRM application are reduced at renewal (as a result of reductions in sales representatives that use our solutions, change in demand for our solutions, or for other reasons), the growth of our Veeva Commercial Cloud revenues may be negatively impacted. We expect life sciences companies to reduce the number of sales representatives that they employ by roughly 10% over the next one to two years, which could negatively impact sales of Veeva CRM and other Commercial Cloud applications in particular, but we cannot be certain such reductions will happen or of the timing or magnitude of such reductions.
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
Our business depends on our ability to satisfy our customers, both with respect to our solutions and the professional services that are performed in connection with the implementation of our solutions, including training our customers’ employees on our solutions. Professional services may be performed by us, by a third party, or by a combination of the two. If a customer is not satisfied with the quality of work performed by us or a third party or with the solutions delivered, then we could incur additional costs to address the situation, we may be required to issue credits or refunds for pre-paid amounts related to unused services, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to expand the number of solutions subscribed to by that customer. Moreover, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.
Once our solutions are deployed, our customers depend on our support organization to resolve technical issues relating to our solutions. We may be unable to sufficiently accommodate short-term increases in customer demand for technical support services to our customers’ satisfaction. Increased customer demand for our technical support services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on the reputation of our solutions and business and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our solutions to existing and prospective customers, and our business and operating results.

Veeva Systems Inc. | Form 10-Q	45

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.
In our fiscal quarter ended July 31, 2021, customers outside North America accounted for approximately 43% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into additional international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
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

46	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	47

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

48	Veeva Systems Inc. | Form 10-Q

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
Additionally, other countries outside of the EU have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency. For example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, Canada introduced the Digital Charter Implementation Act, and China recently passed its Personal Information Protection Law (PIPL), which goes into effect in November 2021.
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

Veeva Systems Inc. | Form 10-Q	49

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
Many of our customers license healthcare professional and healthcare organization data and data regarding the sales of prescription drugs from third parties such as IQVIA. In order for our customers to upload such data to the Veeva CRM, Veeva Network Customer Master, Veeva Nitro, and other Veeva applications, such third-party data providers typically must consent to such uploads and often require that we enter into agreements regarding our obligations with respect to such data, which include confidentiality obligations and intellectual property rights with respect to such third-party data. We have experienced delays and difficulties in our negotiations with such third-party data providers in the past, and we expect to experience difficulties in the future. For instance, IQVIA currently will not consent to customers using its healthcare professional or healthcare organization data being uploaded to Veeva Network Customer Master and this has negatively affected sales and customer adoption of Veeva Network Customer Master. To date, IQVIA has also restricted customers from uploading any of its data to Veeva Nitro and Veeva Andi, and has denied use of its data with certain other Veeva applications and for certain other use cases. In addition, IQVIA has stated publicly that it will deny all customer requests for use of new IQVIA data types in Veeva applications, including, as examples, real world data, real world evidence, and genomics. Similarly, sales and customer adoption of Veeva OpenData has been negatively impacted by certain restrictions on the use of IQVIA data during customer transitions from IQVIA data to Veeva OpenData. If third-party data providers, particularly IQVIA, do not consent to the uploading and use of their data in our solutions, delay consent, or fail to offer reasonable conditions for the upload and use of their data in our solutions, our sales efforts, solution implementations, and productive use of our solutions by customers, which have been harmed by such actions in the past, may continue to be harmed. Restrictions on the ability of our customers to use third-party data in our solutions may also decrease demand for our solutions or may cause customers to consider purchasing solutions that are not subject to the same restrictions. For example, in 2020, it was reported that a significant Veeva CRM customer launched a project to implement IQVIA’s competitive software offering for portions of its CRM users, in part as a result of concerns about restrictions imposed by IQVIA for the use of IQVIA data in certain Veeva software applications. If these third-party data limitations persist, our business may be negatively impacted.
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

50	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	51

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

52	Veeva Systems Inc. | Form 10-Q

fiscal years. Please note that our total revenues and subscription services revenues for the fiscal year ended January 31, 2020 only included revenue contribution from Crossix and Physicians World in the fourth quarter of that fiscal year. In our fiscal quarter ended July 31, 2021, our total revenues grew by 35% and our subscription services revenues grew by 29% as compared to the same quarterly period last year. Our total revenues and subscription services revenue growth rates have declined in the past, and we expect them to decline again in the future. If we are unable to maintain consistent revenue growth, it may adversely impact our profitability and the value of our Class A common stock.
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

Veeva Systems Inc. | Form 10-Q	53

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
Additionally, in response to unusual inflationary pressure and the demand environment for skilled employees, we increased salaries for the majority of our employees by 5% effective September 1, 2021, which increases our expenses. If our efforts to increase revenues and manage our expenses are not successful, or if we incur costs, damages, fines, settlements, or judgments as a result of other risks and uncertainties described in this report, we may not be able to sustain or increase our historical levels of profitability.
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

54	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	55

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

56	Veeva Systems Inc. | Form 10-Q

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
There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals including so-called non-practicing entities, or NPEs, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, since January 2017, we have been defending against assertions of trade secret misappropriation made by our competitors, Medidata and IQVIA, as described in note 13 of the notes to our condensed consolidated financial statements. In the Medidata case, we expect a trial this fiscal year. As competition in our market grows, the possibility of patent infringement and other intellectual property claims against us increases. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation have caused and in the future could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations even if we were to ultimately prevail in such litigation.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. As of July 31, 2021, we have filed numerous domestic and foreign patent applications and have been issued 39 U.S. patents and 11 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
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

Veeva Systems Inc. | Form 10-Q	57

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

58	Veeva Systems Inc. | Form 10-Q

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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2021, our founder and Chief Executive Officer, Peter Gassner, holds approximately 45.9% of the voting power of our outstanding capital stock and holders of our Class B common stock hold approximately 51.6% of the voting power of our outstanding capital stock in the aggregate. Holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and, assuming no material sales of such

Veeva Systems Inc. | Form 10-Q	59

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
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter, or repeal our amended and restated bylaws; and

60	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	61

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
a)Sales of Unregistered Securities
None.
b)Use of Proceeds from Public Offerings of Common Stock
None.
c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
None.

62	Veeva Systems Inc. | Form 10-Q

ITEM 6.    EXHIBITS.
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed
		Form	File No.	Exhibit	Filing Date	Herewith

3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	6/28/2021

3.2	Amended and Restated Bylaws of Veeva Systems Inc.	8-K	001-36121	3.2	6/28/2021

10.1	Description of Non-Employee Director Compensation.					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†    The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Veeva Systems Inc. under the Securities Act of 1933, as amended, or the

Veeva Systems Inc. | Form 10-Q	63

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

Veeva Systems Inc.

Dated:	September 3, 2021	By:	/s/ BRENT BOWMAN
Brent Bowman Chief Financial Officer (Principal Financial Officer)

Dated:	September 3, 2021	By:	/s/ MICHELE O’CONNOR
Michele O’Connor Chief Accounting Officer (Principal Accounting Officer)

Veeva Systems Inc. | Form 10-Q	65