Form 10-Q
period 2021-10-31
VEEVA SYSTEMS INC
filed 2021-12-03
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 30, 2021, there were 139,014,670 shares of the Registrant’s Class A common stock outstanding and 14,749,523 shares of the Registrant’s Class B common stock outstanding.

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors—including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report—that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward looking statements are based on our current views and expectations and are subject to various risks and uncertainties, including those related to the impact of COVID-19 on our business, the life sciences industry, and global economic conditions. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)
(Unaudited)

	October 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,149,946	$730,504
Short-term investments	1,201,541	933,122
Accounts receivable, net of allowance for doubtful accounts of $396 and $193, respectively	211,046	564,387
Unbilled accounts receivable	67,970	47,206
Prepaid expenses and other current assets	29,292	35,607
Total current assets	2,659,795	2,310,826
Property and equipment, net	53,463	53,650
Deferred costs, net	34,091	42,072
Lease right-of-use assets	50,499	56,917
Goodwill	437,261	436,029
Intangible assets, net	102,559	114,595
Deferred income taxes	4,884	14,100
Other long-term assets	24,934	17,878
Total assets	$3,367,486	$3,046,067
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,605	$23,253
Accrued compensation and benefits	32,116	30,410
Accrued expenses and other current liabilities	36,131	30,982
Income tax payable	14,477	2,590
Deferred revenue	417,755	616,992
Lease liabilities	10,803	11,725
Total current liabilities	536,887	715,952
Deferred income taxes	1,941	1,835
Lease liabilities, noncurrent	45,237	51,393
Other long-term liabilities	14,060	10,567
Total liabilities	598,125	779,747
Commitments and contingencies (note 13)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 138,914,395 and 137,062,817 issued and outstanding at October 31, 2021 and January 31, 2021, respectively	2	2
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 14,758,023 and 14,993,991 issued and outstanding at October 31, 2021 and January 31, 2021, respectively	—	—
Additional paid-in capital	1,145,147	965,670
Accumulated other comprehensive income (loss)	(5,738)	992
Retained earnings	1,629,950	1,299,656
Total stockholders’ equity	2,769,361	2,266,320
Total liabilities and stockholders’ equity	$3,367,486	$3,046,067

See Notes to Condensed Consolidated Financial Statements.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2021	2020	2021	2020

Revenues:
Subscription services	$380,738	$302,938	$1,088,293	$856,675
Professional services and other	95,373	74,581	276,985	211,633
Total revenues	476,111	377,519	1,365,278	1,068,308
Cost of revenues(1):
Cost of subscription services	59,648	45,845	164,774	132,457
Cost of professional services and other	69,916	57,152	203,023	162,624
Total cost of revenues	129,564	102,997	367,797	295,081
Gross profit	346,547	274,522	997,481	773,227
Operating expenses(1):
Research and development	98,635	79,992	276,760	212,282
Sales and marketing	72,423	57,982	208,822	172,909
General and administrative	42,781	35,243	126,121	109,085
Total operating expenses	213,839	173,217	611,703	494,276
Operating income	132,708	101,305	385,778	278,951
Other income, net	824	3,455	7,054	9,750
Income before income taxes	133,532	104,760	392,832	288,701
Provision for income taxes	27,663	7,801	62,538	11,621
Net income	$105,869	$96,959	$330,294	$277,080
Net income per share:
Basic	$0.69	$0.64	$2.16	$1.84
Diluted	$0.65	$0.60	$2.03	$1.73
Weighted-average shares used to compute net income per share:
Basic	153,514	150,993	153,020	150,322
Diluted	163,034	161,711	162,663	160,517
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investments	$(2,741)	$(1,230)	$(4,044)	$1,198
Net change in cumulative foreign currency translation gain (loss)	(308)	(1,438)	(2,686)	1,844
Comprehensive income	$102,820	$94,291	$323,564	$280,122

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$1,292	$1,149	$3,514	$3,700
Cost of professional services and other	9,616	7,510	26,579	19,902
Research and development	22,311	17,685	61,463	45,523
Sales and marketing	15,102	10,711	41,772	30,089
General and administrative	13,724	11,918	39,591	36,032
Total stock-based compensation	$62,045	$48,973	$172,919	$135,246

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended October 31, 2021						Three months ended October 31, 2020
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	153,358,259	$2	$1,098,703	$1,524,081	$(2,689)	$2,620,097	150,739,850	$2	$850,776	$1,099,779	$6,170	$1,956,727
Issuance of common stock upon exercise of stock options	185,148	—	5,368	—	—	5,368	300,999	—	6,180	—	—	6,180
Issuance of common stock upon vesting of restricted stock units	197,998	—	—	—	—	—	242,679	—	—	—	—	—
Shares withheld related to net share settlement	(68,987)	—	(21,239)	—	—	(21,239)	—	—	—	—	—	—
Stock-based compensation expense	—	—	62,315	—	—	62,315	—	—	49,181	—	—	49,181
Change in other comprehensive loss	—	—	—	—	(3,049)	(3,049)	—	—	—	—	(2,668)	(2,668)
Net income	—	—	—	105,869	—	105,869	—	—	—	96,959	—	96,959
Balances at end of period	153,672,418	$2	$1,145,147	$1,629,950	$(5,738)	$2,769,361	151,283,528	$2	$906,137	$1,196,738	$3,502	$2,106,379

	Nine months ended October 31, 2021						Nine months ended October 31, 2020
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	152,056,808	$2	$965,670	$1,299,656	$992	$2,266,320	149,095,583	$1	$745,475	$919,658	$460	$1,665,594
Issuance of common stock upon exercise of stock options	1,074,939		43,310	—	—	43,310	1,407,370	1	25,208	—	—	25,209
Issuance of common stock upon vesting of restricted stock units	663,283	—	—	—	—	—	780,575	—	—	—	—	—
Shares withheld related to net share settlement	(122,612)	—	(37,624)	—	—	(37,624)	—	—	—	—	—	—
Stock-based compensation expense	—	—	173,791	—	—	173,791	—	—	135,454	—	—	135,454
Change in other comprehensive income (loss)	—	—	—	—	(6,730)	(6,730)	—	—	—	—	3,042	3,042
Net income	—	—	—	330,294	—	330,294	—	—	—	277,080	—	277,080
Balances at end of period	153,672,418	$2	$1,145,147	$1,629,950	$(5,738)	$2,769,361	151,283,528	$2	$906,137	$1,196,738	$3,502	$2,106,379

See Notes to Condensed Consolidated Financial Statements.

6	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2021	2020	2021	2020

Cash flows from operating activities
Net income	$105,869	$96,959	$330,294	$277,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,899	7,525	20,407	22,720
Reduction of operating lease right-of-use assets	2,855	3,322	8,556	9,411
Accretion of discount on short-term investments	1,574	1,203	4,859	1,688
Stock-based compensation	62,045	48,973	172,919	135,246
Amortization of deferred costs	6,597	5,350	19,426	15,425
Deferred income taxes	(2,021)	(1,894)	10,174	(3,532)
Loss (gain) on foreign currency from mark-to-market derivative	(65)	19	368	14
Bad debt (recovery) expense	58	(181)	195	(60)
Changes in operating assets and liabilities:
Accounts receivable	72,147	37,448	352,470	206,214
Unbilled accounts receivable	(16,870)	(16,585)	(20,764)	(20,418)
Deferred costs	(3,353)	(6,177)	(11,445)	(15,312)
Prepaid expenses and other current and long-term assets	4,407	8,195	3,278	(2,937)
Accounts payable	4,028	3,060	2,265	(456)
Accrued expenses and other current liabilities	(537)	1,541	8,646	4,357
Income taxes payable	12,010	4,538	11,993	(453)
Deferred revenue	(141,083)	(90,291)	(199,042)	(137,980)
Operating lease liabilities	(2,941)	(3,229)	(8,602)	(8,496)
Other long-term liabilities	1,340	(4,373)	4,412	384
Net cash provided by operating activities	112,959	95,403	710,409	482,895
Cash flows from investing activities
Purchases of short-term investments	(256,008)	(417,898)	(935,626)	(874,465)
Maturities and sales of short-term investments	248,093	158,628	657,062	528,194
Acquisitions, net of cash acquired	—	—	(2,133)	—
Long-term assets	(2,314)	(3,316)	(10,295)	(8,456)
Net cash used in investing activities	(10,229)	(262,586)	(290,992)	(354,727)
Cash flows from financing activities
Changes in lease liabilities - finance leases	—	79	(384)	(420)
Proceeds from exercise of common stock options	5,368	6,186	43,310	25,245
Taxes paid related to net share settlement of equity awards	(21,414)	—	(36,510)	—
Net cash (used in) provided by financing activities	(16,046)	6,265	6,416	24,825
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,469)	(599)	(4,414)	2,683
Net change in cash, cash equivalents, and restricted cash	85,215	(161,517)	421,419	155,676
Cash, cash equivalents, and restricted cash at beginning of period	1,067,916	796,990	731,712	479,797
Cash, cash equivalents, and restricted cash at end of period	$1,153,131	$635,473	$1,153,131	$635,473

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$1,149,946	$634,265	$1,149,946	$634,265
Restricted cash included in other long-term assets	3,185	1,208	3,185	1,208
Total cash, cash equivalents, and restricted cash at end of period	$1,153,131	$635,473	$1,153,131	$635,473

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$14,167	$2,198	$34,668	$17,153
Excess tax benefits from employee stock plans	$10,404	$17,329	$45,464	$59,067
Non-cash investing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$(223)	$697	$(2,024)	$1,471

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

VEEVA SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Business and Significant Accounting Policies
Description of Business
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our offerings span cloud software, data, analytics, professional services, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (R&D) to commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. Our Commercial Solutions help life sciences companies achieve better, more intelligent engagement with healthcare professionals and healthcare organizations across multiple communication channels, and plan and execute more effective media and marketing campaigns. Our R&D Solutions for the clinical, quality, regulatory, and safety functions help life sciences companies streamline their end-to-end product development processes to increase operational efficiency and maintain regulatory compliance throughout the product life cycle. We also bring the benefits of our content and data management solutions to a set of customers outside of life sciences in other regulated industries, including, for example, consumer goods, chemicals, and cosmetics. Our fiscal year end is January 31.
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

New Accounting Pronouncements Adopted in Fiscal 2022
Income Taxes
In December 2019, the Financial Accounting Standards Board (FASB) issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” which simplifies accounting guidance for certain tax matters. We adopted this standard effective February 1, 2021. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.
Note 2. Short-Term Investments
At October 31, 2021, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$16,750	$10	$—	$16,760
Asset-backed securities	190,558	152	(458)	190,252
Commercial paper	47,375	8	—	47,383
Corporate notes and bonds	642,377	809	(1,609)	641,577
Foreign government bonds	26,625	23	(57)	26,591
U.S. agency obligations	27,974	14	(50)	27,938
U.S. treasury securities	251,320	117	(397)	251,040
Total available-for-sale securities	$1,202,979	$1,133	$(2,571)	$1,201,541

At January 31, 2021, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$17,350	$15	$(1)	$17,364
Asset-backed securities	125,833	745	(2)	126,576
Commercial paper	57,390	8	(2)	57,396
Corporate notes and bonds	428,710	2,360	(23)	431,047
Foreign government bonds	31,855	45	(2)	31,898
U.S. agency obligations	52,756	119	—	52,875
U.S. treasury securities	215,379	587	—	215,966
Total available-for-sale securities	$929,273	$3,879	$(30)	$933,122

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	October 31, 2021	January 31, 2021
Due in one year or less	$378,075	$428,155
Due in one to five years	823,466	504,967
Total	$1,201,541	$933,122

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. We intend to hold our securities to maturity and it is more likely than not we will hold these securities until recovery of the cost basis.

Veeva Systems Inc. | Form 10-Q	9

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of October 31, 2021 (in thousands):

	Held for less than 12 months
	Fair value	Gross unrealized losses
Asset-backed securities	132,390	(458)
Commercial paper	5,809	—
Corporate notes and bonds	448,241	(1,609)
Foreign government bonds	16,687	(57)
U.S. agency obligations	24,924	(50)
U.S. treasury securities	207,733	(397)

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

Asset values and gross unrealized losses of available-for-sale securities held for more than 12 months as of October 31, 2021 and January 31, 2021 were immaterial. There was no allowance for credit losses recorded as of October 31, 2021 and January 31, 2021.
Note 3. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $34 million and $42 million as of October 31, 2021 and January 31, 2021, respectively. Amortization expense for the deferred costs included in sales and marketing expenses in the condensed consolidated statements of comprehensive income was $7 million and $19 million for the three and nine months ended October 31, 2021, respectively, and $5 million and $15 million for the three and nine months ended October 31, 2020, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 4. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	October 31, 2021	January 31, 2021
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	22,392
Equipment and computers	4,157	8,847
Furniture and fixtures	14,211	13,452
Leasehold improvements	16,499	13,945
Construction in progress	1,508	606
	82,791	83,266
Less accumulated depreciation	(29,328)	(29,616)
Total property and equipment, net	$53,463	$53,650

10	Veeva Systems Inc. | Form 10-Q

Total depreciation expense was $2 million and $5 million for the three and nine months ended October 31, 2021, respectively, and $2 million and $7 million for the three and nine months ended October 31, 2020, respectively. Land is not depreciated.
Note 5. Goodwill and Intangible Assets
Goodwill was $437 million as of October 31, 2021 and $436 million as of January 31, 2021.
The following schedule presents the details of intangible assets as of October 31, 2021 (dollar amounts in thousands):

	October 31, 2021
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$26,180	$(11,171)	$15,009	4.0
Customer relationships	111,357	(35,976)	75,381	7.3
Trade name/trademarks	13,900	(5,980)	7,920	3.0
Other intangibles	21,405	(17,156)	4,249	5.1
	$172,842	$(70,283)	$102,559

The following schedule presents the details of intangible assets as of January 31, 2021 (dollar amounts in thousands):

	January 31, 2021
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$26,180	$(8,367)	$17,813	4.8
Customer relationships	110,643	(27,741)	82,902	8.0
Trade name/trademarks	13,900	(4,005)	9,895	3.8
Other intangibles	20,453	(16,468)	3,985	5.1
	$171,176	$(56,581)	$114,595

Amortization expense associated with intangible assets was $5 million and $14 million for the three and nine months ended October 31, 2021, respectively, and $5 million and $15 million for the three and nine months ended October 31, 2020, respectively.
As of October 31, 2021, the estimated amortization expense for intangible assets was as follows (in thousands):

Fiscal Year	Estimated amortization expense
Remaining for 2022	$4,694
2023	18,623
2024	18,619
2025	17,717
2026	13,309
Thereafter	29,597
Total	$102,559

Veeva Systems Inc. | Form 10-Q	11

Note 6. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	October 31, 2021	January 31, 2021
Accrued commissions	$7,253	$7,498
Accrued bonus	4,523	4,134
Accrued vacation (1)	5,688	4,716
Payroll tax payable	8,821	10,250
Accrued other compensation and benefits	5,831	3,812
Total accrued compensation and benefits	$32,116	$30,410
Accrued fees payable to salesforce.com	6,605	$6,381
Taxes payable	12,397	13,598
Accrued third-party professional services subcontractors' fees	1,562	1,515
Other accrued expenses	15,567	9,488
Total accrued expenses and other current liabilities	$36,131	$30,982

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of October 31, 2021 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$477,352	$—	$477,352
U.S. treasury securities	—	20,499	20,499
Corporate notes and bonds	—	5,855	5,855
Short-term investments:
Certificates of deposits	—	16,760	16,760
Asset-backed securities	—	190,252	190,252
Commercial paper	—	47,383	47,383
Corporate notes and bonds	—	641,577	641,577
Foreign government bonds	—	26,591	26,591
U.S. agency obligations	—	27,938	27,938
U.S. treasury securities	—	251,040	251,040
Foreign currency derivative contracts	—	72	72
Total financial assets	$477,352	$1,227,967	$1,705,319
Liabilities
Foreign currency derivative contracts	$—	$34	$34
Total financial liabilities	$—	$34	$34

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

Balance Sheet Hedges
We enter into foreign currency forward contracts in order to hedge our foreign currency exposure. We account for derivative instruments at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. Foreign currency gains or losses for the three and nine months ended October 31, 2021 and 2020 were not material for any of the periods.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	October 31, 2021	January 31, 2021
Notional amount of foreign currency derivative contracts	$10,142	$52,516
Fair value of foreign currency derivative contracts	10,104	52,148

Details on outstanding balance sheet hedges are presented below as of the date shown below (in thousands):

Derivatives not designated as hedging instruments	Balance sheet location	October 31, 2021	January 31, 2021
Derivative Assets
Foreign currency derivative contracts	Prepaid expenses and other current assets	$72	$440
Derivative Liabilities
Foreign currency derivative contracts	Accrued expenses	$34	$72

Note 8. Income Taxes
For the three months ended October 31, 2021 and 2020, our effective tax rates were 20.7% and 7.4%, respectively. During the three months ended October 31, 2021, as compared to the prior year period, our effective tax rate increased primarily due to a reduction in excess tax benefits related to equity compensation and an increase in valuation allowance within certain jurisdictions. We recognized such excess tax benefits in our provision for income taxes of $10 million and $17 million for the three months ended October 31, 2021 and 2020, respectively.
For the nine months ended October 31, 2021 and 2020, our effective tax rates were 15.9% and 4.0%, respectively. During the nine months ended October 31, 2021, as compared to the prior year period, our effective tax rate increased primarily due to a reduction in excess tax benefits related to equity compensation and an increase in valuation allowance within certain jurisdictions. We recognized such excess tax benefits in our provision for income taxes of $45 million and $59 million for the nine months ended October 31, 2021 and 2020, respectively.
Note 9. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Of the beginning deferred revenue balance for the respective periods, we recognized $296 million and $535 million of subscription services revenue during the three and nine months ended October 31, 2021, respectively, and $232 million and $409 million for the three and nine months ended October 31, 2020, respectively. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was immaterial.
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
As of October 31, 2021, approximately $1,037 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately 73% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

14	Veeva Systems Inc. | Form 10-Q

Unbilled Accounts Receivable
Unbilled accounts receivable consists of (i) a receivable primarily for the revenue recognized for professional services performed but not yet billed, which were $30 million and $20 million as of October 31, 2021 and January 31, 2021, respectively, and (ii) a contract asset primarily for revenue recognized from non-cancelable, multi-year orders in which fees increase annually but for which we are not contractually able to invoice until a future period, which were $38 million and $27 million as of October 31, 2021 and January 31, 2021, respectively.
Note 10. Leases
We have operating leases for corporate offices. Our leases have various expiration dates through 2030, some of which include options to extend the leases for up to nine years. Additionally, we are the sublessor for certain office space. Our sublease income for the three and nine months ended October 31, 2021 and 2020 was immaterial.
For each of the three months ended October 31, 2021 and 2020, our operating lease expense was $3 million. For each of the nine months ended October 31, 2021 and 2020, our operating lease expense was $10 million and $9 million, respectively.
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended October 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,288	$8,149
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,135	8,937

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	October 31, 2021	January 31, 2021
Operating Leases
Lease right-of-use assets	$50,499	$56,917
Lease liabilities	$10,803	$11,347
Lease liabilities, noncurrent	45,237	51,393
Total operating lease liabilities	$56,040	$62,740
Weighted Average Remaining Lease Term	6.3 years	6.7 years
Weighted Average Discount Rate	3.8%	3.8%

As of October 31, 2021, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year
Remaining for 2022	$3,354
2023	11,555
2024	11,404
2025	8,490
2026	7,326
Thereafter	21,128
Total lease payments	63,257
Less imputed interest	7,217
Total	$56,040

Veeva Systems Inc. | Form 10-Q	15

Note 11. Stockholders’ Equity
Stock Option Activity
A summary of stock option activity for the nine months ended October 31, 2021 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2021	12,761,289	$57.48	5.0	$2,794
Options granted	1,081,518	278.07
Options exercised	(1,074,939)	40.29
Options forfeited/cancelled	(267,795)	166.28
Options outstanding at October 31, 2021	12,500,073	$75.71	4.8	$3,016
Options vested and exercisable at October 31, 2021	7,197,020	$28.82	2.8	$2,074
Options vested and exercisable at October 31, 2021 and expected to vest thereafter	12,500,073	$75.71	4.8	$3,016

The options granted during the nine months ended October 31, 2021 were predominantly made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $117.20 and $108.90 per option for the three and nine months ended October 31, 2021, respectively.
As of October 31, 2021, there was $250 million in unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 2.8 years.
As of October 31, 2021, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
The total intrinsic value of options exercised was approximately $52 million and $267 million for the three and nine months ended October 31, 2021, respectively.
Stock-Based Compensation
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended October 31,						Nine months ended October 31,
	2021			2020			2021			2020
Volatility	37%			39%	-	40%	37%	-	39%	39%	-	41%
Expected term (in years)	6.25			6.25			6.25			6.25	-	7.25
Risk-free interest rate	0.90%	-	1.30%	0.33%	-	0.45%	0.68%	-	1.30%	0.33%	-	1.43%
Dividend yield	—%			—%			—%			—%

Restricted Stock Units
A summary of restricted stock unit (RSU) activity for the nine months ended October 31, 2021 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2021	1,032,215	$121.98
RSUs granted	442,514	280.61
RSUs vested	(663,283)	164.02
RSUs forfeited/cancelled	(57,443)	177.20
Balance at October 31, 2021	754,003	173.86

16	Veeva Systems Inc. | Form 10-Q

As of October 31, 2021, there was a total of $113 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 1.1 years. The total intrinsic value of RSUs vested was $61 million and $195 million for the three and nine months ended October 31, 2021, respectively.
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
The numerators and denominators of the basic and diluted net income per share computations for our common stock are calculated as follows (in thousands, except per share data):

	Three months ended October 31,				Nine months ended October 31,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income, basic	$95,691	$10,178	$87,262	$9,697	$298,379	$31,915	$249,155	$27,925
Denominator
Weighted average shares used in computing net income per share, basic	138,755	14,759	135,892	15,101	138,234	14,786	135,172	15,150
Net income per share, basic	$0.69	$0.69	$0.64	$0.64	$2.16	$2.16	$1.84	$1.84
Diluted
Numerator
Net income, basic	$95,691	$10,178	$87,262	$9,697	$298,379	$31,915	$249,155	$27,925
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	10,178	—	9,697	—	31,915	—	27,925	—
Reallocation of net income to Class B common stock	—	5,588	—	5,784	—	17,690	—	15,825
Net income, diluted	$105,869	$15,766	$96,959	$15,481	$330,294	$49,605	$277,080	$43,750
Denominator
Number of shares used for basic net income per share computation	138,755	14,759	135,892	15,101	138,234	14,786	135,172	15,150
Conversion of Class B to Class A common stock	14,759	—	15,101	—	14,786	—	15,150	—
Effect of potentially dilutive common shares	9,520	9,520	10,718	10,718	9,643	9,643	10,195	10,195
Weighted average shares used in computing net income per share, diluted	163,034	24,279	161,711	25,819	162,663	24,429	160,517	25,345
Net income per share, diluted	$0.65	$0.65	$0.60	$0.60	$2.03	$2.03	$1.73	$1.73

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three months ended October 31,		Nine months ended October 31,
	2021	2020	2021	2020
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	1,105,478	85,099	869,044	997,236

Veeva Systems Inc. | Form 10-Q	17

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
On February 18, 2020, IQVIA filed a motion for sanctions against Veeva, seeking default judgment and dismissal and, in the alternative, an adverse inference at trial related to discovery disputes. On May 7, 2021, the special master appointed to oversee litigation discovery ruled against IQVIA’s request for default judgment and dismissal and ruled in IQVIA’s favor with respect to certain other matters, including recommending to the trial judge that a permissive adverse inference instruction be issued to the jury with respect to certain documents that were not preserved by Veeva. Should the trial judge accept the recommendation, the jury would be permitted, but not required, to infer that certain evidence not preserved by Veeva would have been unfavorable to Veeva, if the jury first concludes that Veeva controlled the evidence, that the evidence was relevant, and that Veeva should have preserved the evidence. The jury is also likely to be instructed that it may also consider whether the non-preserved evidence was duplicative of other evidence produced by Veeva and whether Veeva’s conduct was reasonable in light of all circumstances. Veeva was also ordered to pay IQVIA’s fees and expenses incurred in connection with portions of its sanctions motion. On June 4, 2021, we appealed the special master’s ruling and IQVIA’s fee award to the federal district court judge.
Fact discovery is largely complete and expert discovery is scheduled to conclude on September 8, 2022.
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
On September 26, 2019, the Northern District of California transferred the Veeva Nitro Action to the District of New Jersey (Veeva Systems Inc. v. IQVIA Inc. (No. 2:19-cv-18558)).
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
On August 21, 2020, the District of New Jersey consolidated the Veeva Nitro Action and IQVIA Declaratory Action, and stayed both actions pending conclusion of the OpenData and Network Action. On September 21, 2021, the court lifted the stay and, on November 8, 2021, entered a pretrial scheduling order that set the close of fact discovery for April 22, 2022, and the close of expert discovery for September 8, 2022.
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
Fact discovery is now completed. On April 24, 2020, Medidata filed a motion for partial summary judgment on its claims for trade secret misappropriation as well as several of Veeva’s affirmative defenses. On May 15, 2020, we filed a motion for summary judgment on all of Medidata’s claims. On February 9, 2021, the court issued its ruling granting summary judgment in favor of Veeva as to certain of Medidata's claims and in favor of Medidata as to certain of Veeva's affirmative defenses. A trial date has not been set. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that Medidata’s claims lack merit.
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

Veeva Systems Inc. | Form 10-Q	19

Value-Added Reseller Agreement
We have a value-added reseller agreement with salesforce.com, inc. for our use of the Salesforce1 Platform in combination with our developed technology to deliver certain of our multichannel CRM applications, including hosting infrastructure and data center operations provided by salesforce.com. The agreement, as amended, requires that we meet minimum order commitments of $500 million over the term of the agreement, which ends on September 1, 2025, including “true-up” payments if the orders we place with salesforce.com have not equaled or exceeded the following aggregate amounts within the timeframes indicated: (i) $250 million for the period from March 1, 2014 to September 1, 2020 and (ii) the full amount of $500 million by September 1, 2025. We have met all minimum order commitments as of October 31, 2021.
Note 14. Revenues by Product
Prior to the fiscal quarter ended October 31, 2021, we grouped our revenues into two product areas: Commercial Cloud and Vault. During the fiscal quarter ended October 31, 2021, we changed the product areas under which we group revenues to Commercial Solutions and R&D Solutions to better align with how we manage our business and to reflect the principal functions served by our products. Commercial Solutions consist of our cloud software, data, and analytics products built specifically to more efficiently and effectively commercialize our customers’ products. R&D Solutions consist of our clinical, quality, regulatory, and safety products. Specifically, revenues attributable to Vault PromoMats and Vault MedComms, applications used for commercial operations, are now reflected in Commercial Solutions.
The prior period revenue balances in the table below have been adjusted to reflect the current period presentation of our product areas. There were no changes to the aggregate amounts reported within our condensed consolidated statements of comprehensive income.
Total revenues consist of the following (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2021	2020	2021	2020
Subscription services
Commercial Solutions	$223,183	$189,874	$649,156	$547,341
R&D Solutions	157,555	113,064	439,137	309,334
Total subscription services	$380,738	$302,938	$1,088,293	$856,675
Professional services
Commercial Solutions	$41,675	$36,613	$124,241	$104,859
R&D Solutions	53,698	37,968	152,744	106,774
Total professional services	$95,373	$74,581	$276,985	$211,633
Total revenues	$476,111	$377,519	$1,365,278	$1,068,308

Note 15. Information about Geographic Areas
We track and allocate revenues by principal geographic area rather than by individual country, which makes it impractical to disclose revenues for the United States or other specific foreign countries. We measure subscription services revenue primarily by the estimated location of the end users in each geographic area for our Commercial Solutions and primarily by the estimated location of usage in each geographic area for our R&D Solutions. We measure professional services revenue primarily by the location of the resources performing the professional services.

20	Veeva Systems Inc. | Form 10-Q

Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2021	2020	2021	2020
Revenues by geography
North America	$277,165	$218,110	$782,590	$614,101
Europe	128,032	102,440	376,885	290,257
Asia Pacific	57,837	46,178	167,319	133,039
Middle East, Africa, and Latin America	13,077	10,791	38,484	30,911
Total revenues	$476,111	$377,519	$1,365,278	$1,068,308

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	October 31, 2021	January 31, 2021
Long-lived assets by geography
North America	$45,702	$46,285
Europe	5,285	5,525
Asia Pacific	1,368	1,359
Middle East, Africa, and Latin America	$1,108	481
Total long-lived assets	$53,463	$53,650

Veeva Systems Inc. | Form 10-Q	21

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
Overview
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our offerings span cloud software, data, analytics, professional services, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development to commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. For a more detailed description of our business and products as of January 31, 2021, please see our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed on March 30, 2021.
In our fiscal year ended January 31, 2021, we derived approximately 63% and 37% of our subscription services revenues and 61% and 39% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. For the nine months ended October 31, 2021, we derived approximately 60% and 40% of our subscription services revenues and 57% and 43% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. The contribution of subscription services revenues and total revenues associated with our R&D Solutions are expected to continue to increase as a percentage of subscription services revenues and total revenues in the future. We also offer certain of our R&D Solutions to industries outside the life sciences industry primarily in North America and Europe.
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
As of January 31, 2021, 2020, and 2019, we served 993, 861, and 719 customers, respectively. As of January 31, 2021, 2020, and 2019, we had 572, 523, and 454 Commercial Solutions customers, respectively, and 664, 538, and 423 R&D Solutions customers, respectively. The combined customer counts for Commercial Solutions and R&D Solutions exceed the total customer count in each year because some customers subscribe to products in both areas. Commercial Solutions consist of our cloud software, data, and analytics products built specifically to more efficiently and effectively commercialize our customers’ products. R&D Solutions consist of our clinical, quality, regulatory, and safety products. Many of our applications for R&D are used by smaller, earlier stage, pre-commercial companies, some of which may not reach the commercialization stage. Thus, the potential number of R&D Solutions customers is higher than the potential number of Commercial Solutions customers.
For the nine months ended October 31, 2021 and 2020, our total revenues were $1,365 million and $1,068 million, respectively, representing year-over-year growth in total revenues of 28%. For the nine months ended October 31, 2021 and 2020, our subscription services revenues were $1,088 million and $857 million, respectively, representing year-over-year growth in subscription services revenues of 27%. We generated net income of $330 million and $277 million for the nine months ended October 31, 2021 and 2020, respectively.

22	Veeva Systems Inc. | Form 10-Q

Prior to the fiscal quarter ended October 31, 2021, we grouped our revenues into two product areas: Commercial Cloud and Vault. During the fiscal quarter ended October 31, 2021, we changed the product areas under which we group revenues to Commercial Solutions and R&D Solutions to better align with how we manage our business and to reflect the principal functions served by our products. Specifically, revenues attributable to Vault PromoMats and Vault MedComms, applications used for commercial operations, are now reflected in Commercial Solutions. Prior period revenue balances have been adjusted to reflect the current period presentation of our product areas. There were no changes to the aggregate amounts reported within our condensed consolidated statements of comprehensive income.
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
In response to the COVID-19 outbreak, we shifted most of our customer, employee, and industry events to virtual-only experiences. We have also adopted a “Work Anywhere” policy, which generally gives employees the flexibility to work in an office or at home on any given day, with certain job-specific restrictions. Many of our customers continue to have travel restrictions and remote work measures, which may limit our ability to sell or provide professional services to them in the future. We continue to monitor and evaluate the impact of COVID-19 on our business, including when larger in-person events should resume.
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
At the same time, COVID-19 has necessitated the adoption of digital communication channels and remote working technology within the life sciences industry at a rapid pace. This transition has accelerated the use and adoption of certain of our applications, including Veeva CRM Engage Meeting and Veeva CRM Approved Email, and that may continue in the future with respect to these and other of our Commercial Solutions and R&D Solutions that enable remote interactions.
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

Veeva Systems Inc. | Form 10-Q	23

our customers reduce sales representatives in response to an increasing preference for virtual meetings with doctors, demand for our core CRM application may decline. We expect life sciences companies to reduce the number of sales representatives that they employ by roughly 10% over the next one to two years, which could negatively impact sales of our solutions, including Veeva CRM and certain of our other Commercial Solutions, but we cannot be certain such reductions will happen or of the timing or magnitude of such reductions. At the same time, demand for our products that enable virtual interactions with doctors and clinical trial participants may increase. We cannot accurately predict how such changes may impact Veeva's results over the long term.
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
We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training, and managed services related to our solutions and services related to our Veeva Business Consulting offering. For the nine months ended October 31, 2021, subscription services revenues constituted 80% of total revenues and professional services and other revenues constituted 20% of total revenues.
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

24	Veeva Systems Inc. | Form 10-Q

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
New subscription orders for our core Veeva CRM application generally have a one-year term. If a customer adds end users or additional Commercial Solutions to an existing order for our core Veeva CRM application, such additional orders will generally be coterminous with the anniversary date of the core Veeva CRM order, and as a result, orders for additional end users or additional Commercial Solutions will commonly have an initial term of less than one year.
Particularly with respect to our R&D Solutions, we have entered into a number of orders with multi-year terms. The fees associated with such orders are typically not based on the number of end-users and typically escalate over the term of such orders at a pre-agreed rate to account for, among other factors, implementation and adoption timing and planned increased usage by the customer. There are timing differences between billings and revenue recognition with respect to certain of our multi-year orders with escalating fees which will result in fluctuations in deferred revenue and unbilled accounts receivable balances. For instance, when the amounts we are entitled to invoice in any period pursuant to multi-year orders with escalating fees are less than the revenue recognized in accordance with relevant accounting standards, we will accrue an unbilled accounts receivable balance (a contract asset) related to such orders. In the same scenario, the net deferred revenue we would record in connection with such orders will be less because we will be recognizing more revenue earlier in the term of such multi-year orders.
Our subscription orders are generally billed at the beginning of the subscription period in annual or quarterly increments, which means the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. Also, particularly with respect to orders for our Commercial Solutions, because the term of orders for additional end users or applications is commonly less than one year, the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the adjustment had not occurred. Additionally, changes in renewal dates may change the fiscal quarter in which deferred revenue associated with a particular order is booked. Accordingly, we do not believe that changes on a quarterly basis in deferred revenue, unbilled accounts receivable, or calculated billings, a metric commonly cited by financial analysts, are accurate indicators of future revenues for any given period of time. We define the term calculated billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable (contract asset) from the immediately preceding period.
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
New Accounting Pronouncements Adopted in Fiscal 2022
Refer to note 1 of the notes to our condensed consolidated financial statements for a full description of the recent accounting pronouncements adopted during the nine months ended October 31, 2021.

26	Veeva Systems Inc. | Form 10-Q

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
	2021	2020	2021	2020

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$380,738	$302,938	$1,088,293	$856,675
Professional services and other	95,373	74,581	276,985	211,633
Total revenues	476,111	377,519	1,365,278	1,068,308
Cost of revenues(1):
Cost of subscription services	59,648	45,845	164,774	132,457
Cost of professional services and other	69,916	57,152	203,023	162,624
Total cost of revenues	129,564	102,997	367,797	295,081
Gross profit	346,547	274,522	997,481	773,227
Operating expenses(1):
Research and development	98,635	79,992	276,760	212,282
Sales and marketing	72,423	57,982	208,822	172,909
General and administrative	42,781	35,243	126,121	109,085
Total operating expenses	213,839	173,217	611,703	494,276
Operating income	132,708	101,305	385,778	278,951
Other income, net	824	3,455	7,054	9,750
Income before income taxes	133,532	104,760	392,832	288,701
Provision for income taxes	27,663	7,801	62,538	11,621
Net income	$105,869	$96,959	$330,294	$277,080
(1) Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,292	$1,149	$3,514	$3,700
Cost of professional services and other	9,616	7,510	26,579	19,902
Research and development	22,311	17,685	61,463	45,523
Sales and marketing	15,102	10,711	41,772	30,089
General and administrative	13,724	11,918	39,591	36,032
Total stock-based compensation	$62,045	$48,973	$172,919	$135,246

Revenues

	Three months ended October 31,			Nine months ended October 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Revenues:
Subscription services	$380,738	$302,938	26%	$1,088,293	$856,675	27%
Professional services and other	95,373	74,581	28%	276,985	211,633	31%
Total revenues	$476,111	$377,519	26%	$1,365,278	$1,068,308	28%
Percentage of revenues:
Subscription services	80%	80%		80%	80%
Professional services and other	20	20		20	20
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended October 31, 2021 increased $99 million, of which $78 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $44 million of subscription services revenue attributable to R&D Solutions and $33 million of subscription services revenue

Veeva Systems Inc. | Form 10-Q	27

attributable to Commercial Solutions. The geographic mix of subscription services revenues was 57% from North America and 27% from Europe for both of the three month periods ended October 31, 2021 and October 31, 2020.
Professional services and other revenues for the three months ended October 31, 2021 increased $21 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment-related professional services, existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions, and increased business consulting engagements. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our R&D Solutions. The geographic mix of professional services and other revenues was 63% from North America and 28% from Europe for the three months ended October 31, 2021, as compared to 64% from North America and 29% from Europe for the three months ended October 31, 2020.
Total revenues for the nine months ended October 31, 2021 increased $297 million, of which $232 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $130 million of subscription services revenue attributable to R&D Solutions and $102 million of subscription services revenue attributable to Commercial Solutions. The geographic mix of subscription services revenues was 57% from North America and 27% from Europe for the nine months ended October 31, 2021 as compared to subscription services revenues of 56% from North America and 26% from Europe for the nine months ended October 31, 2020.
Professional services and other revenues for the nine months ended October 31, 2021 increased $65 million. The increase in professional services revenues was due primarily to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions, and, to a lesser extent, professional services revenues associated with our acquired businesses. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our R&D Solutions. The geographic mix of professional services and other revenues was 60% from North America and 31% from Europe for the nine months ended October 31, 2021 as compared to 63% from North America and 30% from Europe for the nine months ended October 31, 2020.
Over time, we expect the proportion of our total revenues from professional services to decrease.
Costs and Expenses

	Three months ended October 31,			Nine months ended October 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$59,648	$45,845	30%	$164,774	$132,457	24%
Cost of professional services and other	69,916	57,152	22%	203,023	162,624	25%
Total cost of revenues	$129,564	$102,997	26%	$367,797	$295,081	25%
Gross margin percentage:
Subscription services	84%	85%		85%	85%
Professional services and other	27%	23%		27%	23%
Total gross margin percentage	73%	73%		73%	72%
Gross profit	$346,547	$274,522	26%	$997,481	$773,227	29%

Cost of revenues for the three months ended October 31, 2021 increased $27 million, of which $14 million was an increase in cost of subscription services. The increase in cost of subscription services was primarily due to an increase of $5 million in computing infrastructure costs, the vast majority of which was for computing infrastructure provided by Amazon Web Services, and an increase of $1 million in fees paid to salesforce.com, which was driven by an increase in the number of end users of our subscription services. Additionally, there was an increase of $4 million related to data acquisition costs and an increase of $1 million in costs of third-party contractors related to the development of our data products.
Cost of professional services and other for the three months ended October 31, 2021 increased $13 million, due to a $11 million increase in employee compensation-related costs (which includes an increase of $2 million in stock-

28	Veeva Systems Inc. | Form 10-Q

based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period.
Gross margin for the three months ended October 31, 2021 and 2020 was 73% in both periods.
Cost of revenues for the nine months ended October 31, 2021 increased $73 million, of which $32 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase of $12 million in computing infrastructure costs, the vast majority of which was for computing infrastructure provided by Amazon Web Services, and an increase of $4 million in fees paid to salesforce.com, which was driven by an increase in the number of end users of our subscription services. Additionally, there was also an increase of $7 million related to data acquisition costs and an increase of $5 million in costs of third-party contractors related to the development of our data products. We expect cost of subscription services revenues to increase in absolute dollars in the near term due to increased usage of our subscription services and increased data costs related to our Veeva Data Cloud offering.
Cost of professional services and other for the nine months ended October 31, 2021 increased $40 million, primarily due to a $36 million increase in employee compensation-related costs (includes an increase of $7 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. We expect cost of professional services and other to increase in absolute dollars in the near term as we add personnel to our professional services and business consulting organizations. Additionally, we increased salaries for the majority of our employees by 5% effective September 1, 2021, which will continue to increase our cost of professional services.
Gross margin for the nine months ended October 31, 2021 and 2020 was 73% and 72%, respectively. The slight increase compared to the prior period is due, in part, to a more favorable sales mix of products and services compared to the prior period.
Operating Expenses and Operating Margin
Operating expenses include research and development, sales and marketing, and general and administrative expenses. As we continue to invest in our growth through hiring, we expect operating expenses and stock-based compensation to increase in absolute dollars and to slightly increase as a percentage of revenue in the future. Additionally, we increased salaries for the majority of our employees by 5% effective September 1, 2021, which will continue to increase our operating expenses.
Research and Development

	Three months ended October 31,			Nine months ended October 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Research and development	$98,635	$79,992	23%	276,760	212,282	30%
Percentage of total revenues	21%	21%		20%	20%

Research and development expenses for the three months ended October 31, 2021 increased $19 million, due to an increase of $19 million in employee compensation-related costs (which includes an increase of $5 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. The expansion of our headcount in research and development is to support development work for the increased number of products that we offer or may offer in the future.
Research and development expenses for the nine months ended October 31, 2021 increased $64 million, primarily due to an increase of $62 million in employee compensation-related costs (includes an increase of $16 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. The expansion of our headcount in research and development is to support development work for the increased number of products that we offer or may offer in the future.
We expect research and development expenses to increase in absolute dollars and as a percentage of revenue in the future, primarily due to higher headcount as we continue to invest in our product offerings.

Veeva Systems Inc. | Form 10-Q	29

Sales and Marketing

	Three months ended October 31,			Nine months ended October 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Sales and marketing	72,423	57,982	25%	$208,822	$172,909	21%
Percentage of total revenues	15%	15%		15%	16%

Sales and marketing expenses for the three months ended October 31, 2021 increased $14 million, primarily due to an increase of $13 million in employee compensation-related costs (which includes an increase of $4 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period.
Sales and marketing expenses for the nine months ended October 31, 2021 increased $36 million, primarily due to an increase of $37 million in employee compensation-related costs (includes an increase of $12 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. This was partially offset by a $4 million decrease in marketing program costs and a $1 million decrease in travel and entertainment costs primarily related to travel and meeting restrictions associated with COVID-19.
We expect sales and marketing expenses to continue to grow in absolute dollars in the future, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our product offerings and the impact of changes to our sales compensation plans.
General and Administrative

	Three months ended October 31,			Nine months ended October 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
General and administrative	$42,781	$35,243	21%	126,121	109,085	16%
Percentage of total revenues	9%	9%		9%	10%

General and administrative expenses for the three months ended October 31, 2021 increased $8 million, primarily due to an increase of $4 million in employee compensation-related costs (which includes an increase of $2 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. Additionally, there were increases in costs related to sales tax and technology infrastructure of $1 million each.
General and administrative expenses for the nine months ended October 31, 2021 increased $17 million, primarily due to an increase of $10 million in employee compensation-related costs (includes an increase of $4 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. Additionally, there were increases in costs related to professional fees, sales tax, and technology infrastructure of $2 million each.
We expect general and administrative expenses to continue to grow in absolute dollars in the future as a result of employee-related expenses as we increase our headcount, investments in our information technology infrastructure, and third-party fees, including fees associated with on-going litigation.
Other Income, Net

	Three months ended October 31,			Nine months ended October 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Other income, net	$824	$3,455	(76)%	7,054	9,750	(28)%

30	Veeva Systems Inc. | Form 10-Q

Other income, net for the three months ended October 31, 2021 decreased $3 million, primarily due to an increase of $2 million in foreign currency losses.
Other income, net for the nine months ended October 31, 2021 decreased $3 million compared to the nine months ended October 31, 2020, primarily due to the $3 million increase in accretion of discounts on short-term investments.
We continue to experience foreign currency fluctuations primarily due to the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen, Chinese Yuan, and Canadian Dollar. We may continue to experience favorable or adverse foreign currency impacts due to volatility in these currencies.
Provision for Income Taxes

	Three months ended October 31,			Nine months ended October 31,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Income before income taxes	$133,532	$104,760	27%	$392,832	$288,701	36%
Provision for income taxes	$27,663	$7,801	255%	$62,538	$11,621	438%
Effective tax rate	20.7%	7.4%		15.9%	4.0%

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
For the three months ended October 31, 2021 and 2020, our effective tax rates were 20.7% and 7.4%, respectively. During the three months ended October 31, 2021 as compared to the prior year period, our effective tax rate increased primarily due to a reduction in excess tax benefits related to equity compensation and an increase in valuation allowance within certain jurisdictions. We recognized such tax benefits in our provision for income taxes of $10 million and $17 million for the three months ended October 31, 2021 and 2020, respectively.
For the nine months ended October 31, 2021 and 2020, our effective tax rates were 15.9% and 4.0%, respectively. During the nine months ended October 31, 2021 as compared to the prior year period, our effective tax rate increased primarily due to a reduction in excess tax benefits related to equity compensation and an increase in valuation allowance within certain jurisdictions. We recognized such tax benefits in our provision for income taxes of $45 million and $59 million for the nine months ended October 31, 2021 and 2020, respectively.
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

32	Veeva Systems Inc. | Form 10-Q

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended October 31,		Nine months ended October 31,
	2021	2020	2021	2020

	(in thousands)
Operating income on a GAAP basis	$132,708	$101,305	$385,778	$278,951
Stock-based compensation expense	62,045	48,973	172,919	135,246
Amortization of purchased intangibles	4,694	5,256	13,701	15,437
Operating income on a non-GAAP basis	$199,447	$155,534	$572,398	$429,634
Net income on a GAAP basis	$105,869	$96,959	$330,294	$277,080
Stock-based compensation expense	62,045	48,973	172,919	135,246
Amortization of purchased intangibles	4,694	5,256	13,701	15,437
Income tax effect on non-GAAP adjustments(1)	(14,394)	(25,587)	(59,147)	(80,650)
Net income on a non-GAAP basis	$158,214	$125,601	$457,767	$347,113
Diluted net income per share on a GAAP basis	$0.65	$0.60	$2.03	$1.73
Stock-based compensation expense	0.38	0.30	1.06	0.84
Amortization of purchased intangibles	0.03	0.03	0.08	0.10
Income tax effect on non-GAAP adjustments(1)	(0.09)	(0.15)	(0.36)	(0.51)
Diluted net income per share on a non-GAAP basis	$0.97	$0.78	$2.81	$2.16
(1) For the three and nine months ended October 31, 2021 and 2020, we used an estimated annual effective non-GAAP tax rate of 21%.

Liquidity and Capital Resources

	Three months ended October 31,		Nine months ended October 31,
	2021	2020	2021	2020

	(in thousands)
Net cash provided by operating activities	$112,959	$95,403	$710,409	$482,895
Net cash used in investing activities	(10,229)	(262,586)	(290,992)	(354,727)
Net cash (used in) provided by financing activities	(16,046)	6,265	6,416	24,825
Effect of exchange rate changes on cash and cash equivalents	(1,469)	(599)	(4,414)	2,683
Net change in cash and cash equivalents	$85,215	$(161,517)	$421,419	$155,676

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. As of October 31, 2021, our cash, cash equivalents, and short-term investments totaled $2.4 billion, of which $50 million represented cash and cash equivalents held outside of the United States.
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
Net cash provided by operating activities was $113 million for the three months ended October 31, 2021 compared to $95 million provided by operating activities for the three months ended October 31, 2020. The $18 million increase was primarily due to increased sales and the related cash collections. These increases were partially offset by larger operating expenses due to increases in headcount.
Net cash provided by operating activities was $710 million for the nine months ended October 31, 2021 compared to $483 million for the nine months ended October 31, 2020. The increase in operating cash flow was primarily due to increased sales and the related cash collections. These increases were partially offset by larger operating expenses due to increases in headcount.
The cash flows from operating activities for the nine months ended October 31, 2021 represent a significant portion of the cash flows from operating activities that we expect for the remainder of the fiscal year ending January 31, 2022. As a result, we expect cash flows from operating activities to be substantially less in future quarterly periods during this fiscal year.
Cash Flows from Investing Activities
The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Net cash used in investing activities was $10 million for the three months ended October 31, 2021 compared to $263 million used in investment activities for the three months ended October 31, 2020. The $252 million decrease in cash used in investing activities was mainly due to the decrease in net purchases of investments.
Net cash used in investing activities was $291 million for the nine months ended October 31, 2021 compared to $355 million for the nine months ended October 31, 2020. The $64 million decrease in cash used in investing activities was mainly due to the decrease in net purchases of investments.
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
Net cash used in financing activities was $16 million for the three months ended October 31, 2021 compared to $6 million provided by financing activities for the three months ended October 31, 2020. The $22 million change is primarily related to $21 million of cash used to pay employee taxes related to the net share settlement of RSUs.
Net cash provided by financing activities was $6 million for the nine months ended October 31, 2021 compared to $25 million for the nine months ended October 31, 2020. The $18 million decrease is primarily related to $37 million of cash used to pay employee taxes related to the net share settlement of RSUs, partially offset by an increase of $18 million in proceeds from employee stock option exercises due to increased stock option activity during the period.
Commitments
Our principal commitments consist of leases for office space and data centers. As of October 31, 2021, the future non-cancelable minimum payments under these commitments were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

	(in thousands)
Operating lease obligations	63,257	3,354	22,959	15,816	21,128
Total	$63,257	$3,354	$22,959	$15,816	$21,128

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
There have been no material changes to our critical accounting policies and estimates during the nine months ended October 31, 2021 as compared to the those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

Veeva Systems Inc. | Form 10-Q	35

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Japanese Yen, Chinese Yuan, and Canadian Dollar, and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement of our foreign currency monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the three and nine months ended October 31, 2021, we had foreign currency losses of $1 million and gains of $1 million, respectively. For the three and nine months ended October 31, 2020, we had foreign currency gains of $1 million and losses of $2 million, respectively.
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
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $2.4 billion as of October 31, 2021. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, foreign government bonds, and agency mortgage-backed securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $14 million market value reduction in our investment portfolio as of October 31, 2021. An immediate decrease of 100-basis points in interest rates would have increased the market value by $9 million as of October 31, 2021. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

36	Veeva Systems Inc. | Form 10-Q

ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The markets for our solutions are highly competitive. In new sales cycles within our largest product categories, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. The principal such competitor for our Commercial Solutions is IQVIA Holdings Inc., which offers a CRM application built on the Salesforce1 Platform, various data products, and other applications. Our data and data analytics products, including Veeva OpenData, Veeva Link, Veeva Crossix, and Veeva Data Cloud, compete with IQVIA and smaller data and data analytics providers. IQVIA, Dassault Systèmes (through its Medidata business line), OpenText Corporation, Oracle Corporation, and other smaller application providers offer applications that compete with certain of our Veeva R&D applications. Our Veeva Commercial Cloud and Veeva R&D applications also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use cloud-based applications or platforms that are not life sciences specific—such as Box.com, Amazon Web Services, or Microsoft—for certain of the functions our applications provide. Our business consulting and professional services offerings compete with a range of professional services firms, including, at times, some of our partners. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.
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

40	Veeva Systems Inc. | Form 10-Q

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
In response to the COVID-19 outbreak, we shifted most of our customer, employee, and industry events to virtual-only experiences. We have also adopted a “Work Anywhere” policy, which generally gives employees the flexibility to work in an office or at home on any given day, with certain job-specific restrictions. Many of our customers continue to have travel restrictions and remote work measures, which may limit our ability to sell or provide

42	Veeva Systems Inc. | Form 10-Q

professional services to them in the future. We continue to monitor and evaluate the impact of COVID-19 on our business, including when larger in-person events should resume. Certain of our businesses were negatively impacted by COVID-19 in our fiscal year ended January 31, 2021, and certain of our businesses may be negatively impacted by COVID-19 in the future. We may also experience requests from customers for lengthened payment terms or less favorable billing terms that could adversely impact our financial performance. Such requests to date have not been significant but may increase in the future. Due to our subscription-based business model, the effect of COVID-19, and any impact to our sales efforts, may not be fully reflected in our results of operations until future periods, if at all.
Certain impacts of the COVID-19 pandemic and resulting changes in business practice may be enduring over the long term and may result in significant changes in business practice within the technology industry, the life sciences industry, and the world economy generally. For example, the extent to which remote work will remain common practice or become increasingly prevalent after the COVID-19 pandemic ends is not certain and may have significant impacts on hiring practices, management practices, expense structures and investments, and other aspects of our business and the businesses of our customers. Similarly, the extent to which virtual meetings and interactions continue to be used or preferred in lieu of in-person interactions may significantly change business practices for us and our customers, and, in turn, may impact demand for our products and services. For example, if our customers reduce sales representatives in response to an increasing preference for virtual meetings with doctors, demand for our core CRM application may decline. We expect life sciences companies to reduce the number of sales representatives that they employ by roughly 10% over the next one to two years, which could negatively impact sales of our solutions, including Veeva CRM and certain of our other Commercial Solutions, but we cannot be certain such reductions will happen or of the timing or magnitude of such reductions. At the same time, demand for our products that enable virtual interactions with doctors and clinical trial participants may increase. We cannot accurately predict how such changes may impact Veeva's results over the long term.
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

Veeva Systems Inc. | Form 10-Q	43

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

Our core Veeva CRM application has achieved substantial market penetration of pharmaceutical and biotechnology companies. If our efforts to sustain or further increase the use and adoption of our core CRM application do not succeed, the growth of our Commercial Solutions revenues may be negatively impacted.
In our fiscal year ended January 31, 2021, we derived approximately 63% of our subscription services revenues and approximately 61% of our total revenues from our Commercial Solutions. In the nine months ended October 31, 2021, we derived approximately 60% of our subscription services revenues and approximately 57% of our total revenues from our Commercial Solutions. A significant percentage of our Commercial Solutions subscription services revenues are derived from subscriptions for our core CRM application, and we have realized substantial sales penetration among pharmaceutical and biotechnology companies for our core Veeva CRM application. If we are not able to sell additional user subscriptions for our core CRM application, if we fail to renew existing subscriptions for our core CRM application, or if subscription levels for our core CRM application are reduced at renewal (as a result of reductions in sales representatives that use our solutions, change in demand for our solutions, or for other reasons), the growth of our Commercial Solutions revenues may be negatively impacted. We expect life sciences companies to reduce the number of sales representatives that they employ by roughly 10% over the next one to two years, which could negatively impact sales of Veeva CRM and certain of our other Commercial Solutions, but we cannot be certain such reductions will happen or of the timing or magnitude of such reductions.
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
In our fiscal quarter ended October 31, 2021, customers outside North America accounted for approximately 42% of our total revenues. A key element of our growth strategy is to further expand our international operations and

Veeva Systems Inc. | Form 10-Q	45

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

46	Veeva Systems Inc. | Form 10-Q

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
•Changes in market conditions and practices within the life sciences industry—The expiration of key patents, the implications of precision medicine treatments, changes in the practices of prescribing physicians and patients, changes with respect to payer relationships, the policies and preferences of healthcare professionals and healthcare organizations with respect to the sales and marketing efforts of life sciences companies, changes in the regulation of the sales and marketing efforts and pricing practices of life sciences companies, and other factors such as the impact of COVID-19, could lead to a significant reduction in sales representatives that use our solutions or otherwise change the demand for our solutions. We expect life sciences companies to reduce the number of sales representatives that they employ by roughly 10% over the next one to two years, which could negatively impact sales of our solutions, including Veeva CRM and certain of our other Commercial Solutions. We cannot be certain such reductions will happen or of the magnitude of such reductions. Changes in public perception regarding the practices of the life sciences industry may result in political pressure to increase the regulation of life sciences companies in one or more of the areas described above, which may negatively impact demand for our solutions.
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

Veeva Systems Inc. | Form 10-Q	47

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

48	Veeva Systems Inc. | Form 10-Q

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
Additionally, other countries outside of the EU have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency. For example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, Canada introduced the Digital Charter Implementation Act, and China recently passed its Personal Information Protection Law (PIPL), which went into effect in November 2021.
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

Veeva Systems Inc. | Form 10-Q	49

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
Our solutions are hosted from and use computing infrastructure provided by third parties, including salesforce.com with respect to Veeva CRM and certain of our multichannel CRM applications, Amazon Web Services with respect to applications on the Veeva Vault platform and certain Commercial Solutions, and, to a lesser extent, other computing infrastructure service providers.
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

50	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	51

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
In addition to our employment of the Salesforce Platform through our agreement with salesforce.com, our solutions incorporate or use certain third-party software and software components obtained under licenses from other companies. We also use third-party software and tools in the development process for our solutions to manage and monitor our computing infrastructure, and to provide professional services and support our customers. For example, our Veeva CRM Engage Meeting application uses a purpose-built partner tool from Zoom Video Communications, Inc., which is critical to the application’s functionality. We anticipate that we will continue to rely on such third-party software and development tools in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition and although we maintain a supplier security evaluation process, if the third-party software we use has errors, security vulnerabilities, or otherwise malfunctions, the functionality of our solutions may be negatively impacted, our customers may experience reduced service levels, and our business may suffer.
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
While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. We expect our longer-term revenue growth rate will decline. In our fiscal years ended January 31, 2021, 2020, and 2019, our total revenues grew by 33%, 28%, and 25% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2021, 2020, and 2019, our subscription services revenues grew by 32%, 29%, and 24% respectively, as compared to subscription services revenues from the prior fiscal years. Please note that our total revenues and subscription services revenues for the fiscal year ended January 31, 2020 only included revenue contribution from Crossix and Physicians World in the fourth quarter of that fiscal year. In our fiscal quarter ended October 31, 2021, our total revenues grew by 26% and our subscription

52	Veeva Systems Inc. | Form 10-Q

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
We derive a significant portion of our revenues from the renewal of existing subscription orders. The majority of our customers’ orders for subscription services have one-year terms. However, particularly with respect our Veeva R&D Solutions, we have entered into a number of orders with multi-year terms. Our customers have no obligation to renew their subscriptions after their orders expire. Thus, securing the renewal of our subscription orders and selling additional solutions and user subscriptions is critical to our future operating results. Factors that may affect the renewal rate for our solutions and our ability to sell additional solutions and user subscriptions include:
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
Our subscription orders are generally billed at the beginning of the subscription period in annual or quarterly increments, which means the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. Many of our customers, including many of our large customers, are billed on a quarterly basis and therefore a substantial portion of the value of contracts billed on a quarterly basis will not be reflected in our deferred revenue at the end of any given quarter. Also, particularly with respect to our Commercial Solutions orders, because the term of orders for additional end users or applications is commonly less than one year, the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the adjustment had not occurred. Additionally, changes in renewal dates may change the fiscal quarter in which deferred revenue associated with a particular order is booked. Accordingly, we do not believe that changes on a quarterly basis in deferred revenue, unbilled accounts receivable, or calculated billings, a metric commonly cited by financial analysts, are accurate indicators of the underlying momentum of our business or future revenues. We believe that our subscription revenue guidance and calculated billings guidance for the full fiscal year are the best indicators of the momentum of our business or future revenues. Please note that we define the term calculated billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable from the immediately preceding period. However, many companies that provide cloud-based software report changes in deferred revenue or calculated billings as key operating or financial metrics, and it is possible that analysts or investors may view these metrics as important. Thus, any changes in our deferred revenue balances or deferred revenue trends, or in the future, our unbilled accounts receivable balances or trends, could adversely affect the market price of our Class A common stock.
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
Any changes in taxing jurisdictions' administrative interpretations, decisions, policies, and positions could also impact our tax liabilities. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. The Organisation for Economic Co-operation and Development (OECD), which represents a coalition of member countries, is supporting changes to numerous long-standing tax rules, including changes to the practice of shifting profits among affiliated entities located in different tax jurisdictions. For example, on October 8, 2021, the OECD announced an international agreement with more than 130 countries to implement a global minimum effective corporate tax rate of 15% for certain large multinational companies starting in 2023. The agreement also introduced rules that would result in the reallocation of certain taxing rights from multinational companies from their home countries to the markets where they have business activities and earn profits—regardless of physical presence—and could impact certain tax measures in the European Union, such as the Digital Tax Service described below. Certain countries in the European Union, as well as India, have enacted or are proposing various forms of non-income based taxes, such as a Digital Service Tax. Generally, such a tax is based on a percentage of gross revenue associated with digital service transactions. We continue to monitor the developments and tax implications surrounding changes in the global tax environment. The increasingly complex global tax environment could have a material adverse effect on our effective tax rate, results of operations, cash flows, and financial condition.
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
Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. As we continue to expand our operations in countries outside the United States, an increasing proportion of our revenues and expenditures in the future may be denominated in foreign currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen, Chinese Yuan, and Canadian Dollar, and may be adversely affected in the future due to changes in foreign currency exchange rates. Changes in exchange rates may negatively affect our revenues, expenses, and other operating results as expressed in U.S. dollars in the future. Further, we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
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

56	Veeva Systems Inc. | Form 10-Q

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
Our success and ability to compete depend in part upon our intellectual property. As of October 31, 2021, we have filed numerous domestic and foreign patent applications and have been issued 42 U.S. patents and 11 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
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

Veeva Systems Inc. | Form 10-Q	57

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

58	Veeva Systems Inc. | Form 10-Q

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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2021, our founder and Chief Executive Officer, Peter Gassner, holds approximately 45.8% of the voting

Veeva Systems Inc. | Form 10-Q	59

power of our outstanding capital stock and holders of our Class B common stock hold approximately 51.5% of the voting power of our outstanding capital stock in the aggregate. Holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters while the dual class structure is in effect. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.
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

60	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	63

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Veeva Systems Inc.

Dated:	December 3, 2021	By:	/s/ BRENT BOWMAN
Brent Bowman Chief Financial Officer (Principal Financial Officer)

Dated:	December 3, 2021	By:	/s/ MICHELE O’CONNOR
Michele O’Connor Chief Accounting Officer (Principal Accounting Officer)

64	Veeva Systems Inc. | Form 10-Q