Form 10-K
period 2022-01-31
VEEVA SYSTEMS INC
filed 2022-03-30
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-K
____________________________________________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2021, based on the closing price of $332.71 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange on July 30, 2021, the last trading day of the second fiscal quarter, was approximately $46.2 billion. Shares of Class A common stock or Class B common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2022, there were 139,594,253 shares of the Registrant’s Class A common stock outstanding and 14,764,740 shares of the Registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. The proxy statement will be filed by the Registrant with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended January 31, 2022.

Pursuant to Part IV, Item 16, a summary of Form 10-K content follows, including hyperlinked cross-references (in the EDGAR filing). This allows users to easily locate the corresponding items in this annual report on Form 10-K where the disclosure is fully presented. The summary does not include certain Part III information that will be incorporated by reference from the Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed within 120 days after our fiscal year ended January 31, 2022.

Veeva Systems Inc. | Form 10-K	i

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
Forward-looking statements are based on our current views and expectations and involve known and unknown risks, uncertainties and other factors—including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report—that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
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

We also bring the benefits of our content and data management solutions to customers in the consumer products and chemical industries. Our applications currently offered to companies in these industries are designed to help customers efficiently manage critical processes and content in a compliant way, and to enable secure collaboration across internal and external stakeholders, including outsourcing partners and vendors.
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
Our Industry Cloud Solutions for Life Sciences
Our industry cloud solutions for the life sciences industry are grouped into two major areas—Veeva Commercial Cloud and Veeva Development Cloud—and are designed to address pharmaceutical, biotechnology, and medical device companies’ most pressing strategic needs in their commercial and R&D operations. For financial reporting purposes, revenues associated with our Veeva Commercial Cloud and Veeva Claims solutions are classified as “Commercial Solutions” revenues, and revenues associated with our Veeva Development Cloud, Veeva RegulatoryOne, and Veeva QualityOne solutions are classified as “R&D Solutions” revenues.
Veeva Commercial Cloud is a suite of software, data and analytics solutions built specifically for life sciences companies to more efficiently and effectively commercialize their products. Veeva Commercial Cloud includes solutions for the sales, medical affairs, and marketing functions of a life sciences company:
•Veeva CRM and Veeva Medical CRM enable customer-facing employees—including life sciences sales representative and medical science liaisons—to manage, track, and optimize engagement with healthcare professionals with a single, integrated solution. With Veeva CRM, customers have an end-to-end solution across all key channels, including face-to-face, email, and virtual engagement, that supports the life sciences industry’s unique commercial business processes and regulatory compliance requirements with highly specialized functionality. The following applications can be purchased to enhance and extend Veeva CRM:
•Veeva CRM MyInsights provides a tailored CRM user experience that enables field teams to make data-driven decisions for more personalized engagement.
•Veeva CRM Approved Email enables the management, delivery, and tracking of emails from field representatives to healthcare professionals, while maintaining regulatory compliance.
•Veeva CRM Engage platform enables digital engagement through compliant video meetings, phone calls, contactless in-person interactions, or chat. It is embedded in Veeva CRM for ease of use, regulatory compliance, and access to important industry-specific processes such as signature requests for samples or medical inquiries. The Engage mobile apps help healthcare professionals find the right people from across the industry to communicate and gain resources to better serve their patients.
•Veeva CLM provides closed loop marketing capabilities for life sciences sales representatives to present digital marketing content on a mobile device, such as an iPad, during in-person interactions with healthcare professionals.
•Veeva Align enables life sciences companies to perform fast, accurate territory alignments. Through native integration with Veeva CRM, Veeva Align delivers seamless field collaboration to increase accuracy and minimize manual effort.
•Veeva Digital Events includes Veeva CRM Events Management which enables the planning, management, and execution of group meetings with healthcare professionals, and tracks and manages spending to meet transparency reporting requirements. Veeva Events Services provides event support for life sciences companies of all sizes in the United States.

Veeva Systems Inc. | Form 10-K	3

•Veeva Vault for Commercial Content Management is a unified suite of cloud-based, enterprise content and data management applications. The Veeva Vault applications primarily used by the commercial and medical departments of life sciences companies to manage content include:
•Veeva Vault PromoMats is an end-to-end content and digital asset management (DAM) solution through which life sciences companies can collaborate, review, distribute, and update commercial content and manage assets. Built-in DAM capabilities provide a central hub to store, search, and share compliant content, with workflows for edits and approval, enabling global content management and reuse.
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
•Veeva Data and Analytics solutions include:
•Veeva Link provides strategic market insights and real-time customer intelligence on key scientific experts, leaders, and influencers. Veeva Link associates these global experts with millions of actions, including scholarly publications, clinical trials, medical congresses, associations, and social media activity. This helps life sciences companies better understand the full impact of medical activities, identify new experts and HCPs with whom they should connect, and drive more relevant, coordinated engagements.
•Veeva Crossix provides pharmaceutical brands a best-in-class analytics platform to maximize media investments and drive greater marketing effectiveness. Patented Crossix SafeMine technology connects health data and non-health data, including consumer and media data for U.S. patients, in an accurate, privacy-safe way. Crossix DIFA uses that data to enable real-time measurement and optimization of complex, cross-channel media campaigns aimed at patients and healthcare professionals.
•Veeva Data Cloud provides longitudinal U.S. patient data for both retail and specialty distribution channels and prescriber data for launch planning, patient segmentation, commercial analytics, artificial intelligence, territory design, and targeting. We expect to make our Veeva Data Cloud product for subscription sales data available in early 2023. All of these healthcare data sets support the industry’s need for a modern solution for more precise targeting. Veeva Data Cloud is powered by Veeva Crossix privacy-safe processes and an expanding health data set.
•Veeva OpenData provides healthcare professional and healthcare organization data that includes demographic information, license information and status, specialty information, affiliations, and other key data that is crucial to customer engagement and compliance. In the life sciences industry, this is referred to as customer reference data. Veeva OpenData Explorer gives users the ability to access comprehensive customer reference data through a web-based portal. We also offer outsourced data stewardship services to our customers.
•Veeva Nitro is a data science and analytics platform that connects commercial data sources for actionable insights and agile decision making. With an industry-specific data model and standard data connectors, Nitro enables life sciences companies to more easily unify their most important data sources, such as prescription, sales, formulary, and claims data.
•Veeva Network is an industry-specific, customer master software solution that de-duplicates, standardizes, and cleanses healthcare professional and healthcare organization data from multiple systems and data sources to arrive at a single, consolidated customer master record. Veeva Network comes pre-configured with a data model that is specific to life sciences as well as country, market, and regional data specifications, within a single system to support global harmonization.

4	Veeva Systems Inc. | Form 10-K

Veeva Development Cloud includes application suites for the clinical, regulatory, quality, and safety functions of life sciences companies, all built on our proprietary Veeva Vault Platform. Veeva Vault’s unique ability to handle content and data allows us to build content and data-centric applications to help customers streamline end-to-end business processes and eliminate manual processes and siloed systems. Veeva Vault can be deployed one application at a time or as an integrated solution with multiple applications that enables our customers to unify and manage important documents and related data in a single, global system.
Veeva Development Cloud solutions include:

•Veeva Digital Trials Platform advances clinical trial execution by providing a complete and connected technology ecosystem. The Veeva Digital Trials Platform is comprised of our comprehensive application suites for clinical operations and clinical data management and pre-built connections to our applications for clinical research sites and patient engagement. The platform is designed to enable seamless execution and flow of data between clinical trial stakeholders—including patients, research sites, contract research organizations (CROs), and trial sponsors—for faster, more efficient trials that achieve higher data accuracy and increased patient diversity. The Veeva Digital Trials Platform includes:
•Veeva Vault Clinical Suite transforms clinical operations and clinical data management with the most comprehensive suite of clinical solutions on a single cloud platform. Life sciences companies can increase visibility, streamline end-to-end processes, and improve how sponsors, CROs, and sites work together throughout the clinical trial process. The Veeva Vault Clinical Suite includes:
•Veeva Vault Clinical Data Management Suite (CDMS) helps sponsors and CROs design and run trials with tools to speed the build process and eliminate manual steps.
•Veeva Vault EDC is an electronic data capture application that enables complex, multi-arm adaptive trials and mid-study design amendments without downtime. Vault Coder codes medical terms quickly and accurately within Vault EDC.
•Veeva CDB (clinical database), planned for availability in 2022, is an application for aggregating, cleaning, reporting, and exporting data. This solution provides a complete and concurrent view across study data, whether managed internally or by CRO partners.
•Veeva RTSM (randomization and trial supply management) supports the most complex study designs with flexible control over trial supply, with advanced tools to minimize drug wastage.
•Veeva Vault Clinical Operations Suite unifies clinical operations applications to accelerate trial execution and deliver real-time visibility. Veeva also offers fit-for-purpose solutions for clinical research sites and patients to reduce administrative burden and make patient participation easier in clinical trials.
•Veeva Vault Study Startup helps life sciences companies more efficiently manage the process of activating investigator sites for clinical trials.
•Veeva Vault eTMF is an electronic trial master file application that manages the repository of documents for active and archived clinical trials for improved inspection readiness, visibility, and control.
•Veeva Vault CTMS is a clinical trial management application that helps unify information and documentation across sponsors, contract research organizations, and investigators to reduce complexity, increase transparency, and speed time to market. Veeva Vault Payments is an application for use with Vault CTMS that helps manage the payment and reimbursement process to clinical research sites.
•Veeva Site Connect automates the flow of clinical trial information between Veeva Vault clinical applications used by sponsors and CROs, and clinical research sites using Veeva SiteVault for better collaboration and faster clinical trials.
•Veeva Site and Patient Engagement Applications include our applications intended to make clinical trial participation easier for patients, and streamline study execution for research sites and trial sponsors.

Veeva Systems Inc. | Form 10-K	5

•Veeva SiteVault is an application for clinical research sites that reduces the administrative burden of managing documents in a system that supports regulatory and HIPAA requirements. Veeva offers SiteVault to clinical research sites free of charge to help them manage regulatory documentation and run connected studies with sponsors that are using the Vault Clinical Suite. A fully configurable, for-charge version, called SiteVault Enterprise, includes open APIs for integrations, customized reports, and tailored workflows.
•Veeva eConsent simplifies the set-up, completion, and review of consent for clinical trial participants, reducing administrative burden and helping sites and study teams ensure compliance.
•MyVeeva for Patients is a single, intuitive application that clinical research sites use to digitally connect with patients. It is expected to provide a single point of access for clinical trial documents, actions, and communication, and enable patients to view study information and stay in touch with their clinical research site. Available on the app now is eConsent, with virtual visits, patient adherence, and ePRO (electronic patient reported outcome) planned for release in the future.

•Veeva Vault RIM is a suite of applications that provides fully integrated regulatory information management (RIM) capabilities on a single cloud platform.
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

•Veeva Vault Quality is the industry’s first unified suite of quality applications for life sciences, contract manufacturers, and suppliers to seamlessly manage quality processes and content in a single platform for greater visibility and control.
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
•Veeva Vault Station Manager provides manufacturing operators up-to-date documents and videos, including critical work instructions and procedures, directly through tablets located at manufacturing stations on the manufacturing floor.
•Veeva Vault LIMS (Laboratory Information Management System) is planned for availability in 2022 to optimize Quality Control (QC) labs for real-time batch release. It will connect with Vault QualityDocs, Vault QMS, and Vault Training to increase productivity, efficiency, and compliance.
•Veeva Vault Validation Management is planned for availability in 2022 to modernize validation processes by driving faster, more efficient test execution while maintaining compliance. Seamless integration with Vault QualityDocs and Vault QMS will connect key artifacts, discrepancies, and change control, improving transparency and data accessibility.
•Veeva Vault Training improves GxP training efficiency and effectiveness, ensuring role-based qualifications and training compliance (for example, training to comply with industry-specific good manufacturing practices (GMP)). Companies can efficiently design, deliver, and track training

6	Veeva Systems Inc. | Form 10-K

content so the right people are trained on the right policies and procedures. Veeva LearnGxP is a comprehensive eLearning library (from the acquisition of Learnaboutgmp, a leading provider of accredited GxP training for life sciences) with hundreds of assets to help organizations develop programs that reduce cost, and improve training outcomes.

•Veeva Vault Safety is a unified suite of applications that helps the pharmacovigilance and safety departments increase efficiency and maintain compliance in the management of end-to-end safety processes. The collection, management, and real-time oversight of adverse events occurs in a single system, including:
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
Our Cloud Solutions for Medical Devices and Diagnostics (MedTech) Companies

Veeva MedTech Suite offers unified and connected cloud software solutions to get medical devices and diagnostics to patients faster. Veeva MedTech solutions include Veeva Vault products within the clinical, regulatory, quality, and commercial content management categories described above to help speed the total product development lifecycle for our MedTech customers. We have also announced our intent to build Veeva MedTech CRM on the Vault Platform to meet the need for a deep, industry-specific solution. Availability is planned for early adopters in late 2022.
Our Cloud Solutions for the Consumer Products and Chemical (CP&C) Industries
Our initial applications for customers outside of life sciences address specific content and data management processes within the CP&C industries. Veeva QualityOne is a robust quality management, document management, and training solution. Veeva RegulatoryOne helps companies manage regulatory submission content. Veeva Claims addresses the end-to-end product and marketing claims management process.
Veeva Business Consulting

We offer Veeva Business Consulting services through dedicated teams that are distinct from our professional services and support organization. Veeva Business Consulting provides strategic consulting services and solutions that are often enabled by our unique industry-wide perspective and proprietary data. Engagements typically focus on a particular customer success initiative, strategic analysis, or business process change like commercial strategy, digital engagement, commercial content management, field optimization, and commercial insights and analytics.

Expanding from our current commercial focus, Business Consulting is adding services to support the R&D functions of life sciences companies as well. We are building a team that is working with early customers to accelerate their capabilities and improve business processes.
Professional Services and Support
We offer professional services to help customers maximize the value of our solutions. Our service teams possess industry expertise, project management capabilities, and deep technical acumen that we believe our customers highly value. Our professional services teams work with our systems integrator partners to deliver projects. We offer the following professional services:
•implementation and deployment planning and project management;
•requirements analysis, solution design and configuration;
•systems environment management and deployment services;

Veeva Systems Inc. | Form 10-K	7

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
Our Customers
As of January 31, 2022, we served 1,205 customers. For an explanation of how we define current customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations.” We deliver solutions to companies throughout the life sciences industry, including pharmaceutical, biotechnology, and medical device companies, contract sales organizations, and contract research organizations. Our life sciences customers range from the largest global pharmaceutical and biotechnology companies such as Bayer AG, Boehringer Ingelheim GmbH, Eli Lilly and Company, Gilead Sciences, Inc., Merck Sharp & Dohme Corp., and Novartis Pharma AG, to emerging growth pharmaceutical and biotechnology companies, including Alkermes Inc., Alnylam Pharmaceuticals, Inc., bluebird bio, Inc., Idorsia Pharmaceuticals Ltd, and Moderna Therapeutics Inc. We also deliver solutions to companies in the CP&C industries.
Our Human Capital Resources
As of January 31, 2022, we had a world-wide employee population of 5,482 employees, up by 976 from the previous year. Our employees in the United States are not represented by a labor union; however, in certain foreign locations, local workers’ councils represent our employees. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.
Our workforce is diverse in many respects. As of January 31, 2022, 42% of our global employee population self-identified as female, and as of December 31, 2021, approximately 39% of our U.S. workforce self-identified as members of underrepresented racial or ethnic groups.
We use a combination of base salary and equity to compensate our employees. We also offer a range of benefits to our employees, including comprehensive healthcare and other wellness programs. We believe our compensation and benefits programs are competitive.
While we experience intense competition for talent and in our fiscal year ended January 31, 2022 we experienced employee attrition higher than our historical norms, we believe we have been effective at attracting and retaining talented employees.

8	Veeva Systems Inc. | Form 10-K

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
Sales and Marketing
We sell our solutions through our direct sales organization. In large life sciences companies, the R&D and commercial business functions commonly have separate technology and business decision makers. Accordingly, we market and sell our solutions to align with the distinct characteristics of those decision makers. We have distinct R&D and commercial sales teams, which we further segment to focus on selling to large global life sciences companies and smaller life sciences companies. We also have a distinct sales team for our sales efforts to companies in the CP&C industries.
Technology Infrastructure and Operations
Our solutions utilize a pod-based architecture that allows for scalability, operational simplicity, and security. Our products are hosted in data centers located in the United States, the United Kingdom, the European Union, Japan, and South Korea. Our products used only within China are hosted in data centers located in China. We utilize third parties to provide our computing infrastructure and manage the infrastructure on which our solutions operate. For example, for Veeva CRM and certain of our multichannel CRM applications, we utilize the hosting infrastructure provided by salesforce.com. For our Veeva Vault applications, Veeva Network applications, and certain other Veeva Commercial Cloud applications, we utilize Amazon Web Services.
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
Our technology is based on multitenant architectures that apply common, consistent management practices for all customers using our solutions. We enable multiple customers to share the same version of our solutions while securely partitioning their respective data. Portions of our multichannel customer relationship management applications are built on the Salesforce Platform of salesforce.com inc. Our Veeva Vault applications, Veeva Network, and portions of our other Commercial Cloud applications are built upon our own proprietary platforms. Certain of our other applications rely on technology platforms provided by Amazon Web Services. For example, Veeva Nitro, our commercial data warehouse application, utilizes Amazon Redshift, and Veeva CRM Engage Meeting utilizes Zoom.
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

Veeva Systems Inc. | Form 10-K	9

our solutions must be thoroughly tested to comply with the regulations that apply to electronic record keeping systems for the life sciences industry, which include:

Regulation	Regulation Description
21 CFR 820.75	U.S. FDA device regulation on system validation
21 CFR 211.68	U.S. FDA pharma GMP regulation on system validation
21 CFR 11	U.S. FDA requirement for maintenance of electronic records
EU Annex 11	EU Good Manufacturing Processes (GMP) requirement for maintenance of electronic records
21 CFR 203	Drug sample tracking as required by the Prescription Drug Marketing Act
PFSB Notification, No. 0401022 (Japan)	Use of Electromagnetic Records and Electronic Signatures for Approval of, or License for, Drugs
OECD No. 17	Application of Good Laboratory Practice (GLP) Principles to Computerised Systems
ICH E6(R2)	Good Clinical Practice (GCP) Validation Principles

Security Program
Veeva maintains an information security management system certified to ISO 27001 and managed by our Veeva security team to ensure security controls conform to established standards across both product and infrastructure components. Our solution undergoes internal vulnerability testing prior to release, and we employ third parties to perform penetration and vulnerability tests on our solutions on at least an annual basis. We also obtain independent third-party audit opinions related to security and availability annually, such as SOC 2 Type 2 reports and ISO 27001 attestation reports. We also require role-based security and security awareness training and have defined security incident response processes.
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
Competition
The markets for our solutions are global, rapidly evolving, highly competitive, and subject to changing regulations, advancing technology, and shifting customer needs. In new sales cycles, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. The principal such competitor for our Veeva Commercial Cloud applications is IQVIA Inc., which offers a CRM application built on the Salesforce Platform and other applications. Our data and data analytics products, including Veeva OpenData, Veeva Link, Veeva Crossix, and Veeva Data Cloud, compete with IQVIA, Ipsos Group S.A., Definitive Health Corp., and smaller data and data analytics providers. No single vendor offers products that compete with all of our Veeva Vault applications, but IQVIA, Dassault Systèmes, OpenText Corporation, Oracle Corporation, Honeywell International Inc., and other smaller application providers offer applications that compete with certain of our Veeva Vault applications.
Our Commercial Cloud and Development Cloud application suites also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use cloud-based applications or platforms that are not life sciences specific—such as Box, Inc., Amazon Web Services, or Microsoft—for certain of the functions our applications provide.

10	Veeva Systems Inc. | Form 10-K

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
Intellectual Property
We rely on a combination of patents, trade secrets, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. We have developed a process for seeking patent protection for our technology innovations. The table below provides a summary of our issued patents and pending patent applications as of January 31, 2022:

Issued U.S. patents (expiring between May 2027 and January 2039)	45
Issued international patents (expiring between April 2025 and June 2037)	11
U.S. and international pending patent applications	57

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

Veeva Systems Inc. | Form 10-K	11

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

12	Veeva Systems Inc. | Form 10-K

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
•Difficulty attracting and retaining highly skilled employees could adversely affect our business and efforts to attract and retain such employees may increase our expenses.
•Our revenues are relatively concentrated within a small number of key customers, and the loss of one or more of such key customers could cause our revenues to decline.
•Nearly all of our revenues are generated by sales to customers in the life sciences industry, and factors that adversely affect this industry could also adversely affect us.
•Unique and uncertain macroeconomic and geopolitical factors, including as a result of the Russian invasion of Ukraine and continuing uncertainty surrounding the effects of COVID-19, may cause instability and volatility in the global financial markets and disruptions within the life sciences industry that may negatively impact our business and our stock price.
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

Veeva Systems Inc. | Form 10-K	13

•Until its expiration on October 15, 2023, the dual-class structure of our common stock has the effect of concentrating voting control with certain individuals and their affiliates, which will limit or preclude the ability of our investors to influence corporate matters.
Risks Related to Our Business
If our security measures are breached or compromised or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce or stop their use of our solutions, and we may incur significant liabilities.
Our solutions involve the storage and transmission of our customers’ proprietary information (including personal or identifying information regarding their employees and the medical professionals whom their sales personnel contact, and sensitive proprietary data related to the clinical trial, regulatory submission and sales and marketing processes for medical treatments), personal information of medical professionals, personal information (which may include personal health information) of patients and clinical trial participants, and other sensitive information. For example, Veeva Crossix processes third-party health and non-health data for U.S. patients. Additionally, we maintain and process other confidential, proprietary, and sensitive business information, including personal information relating to our employees and contractors and confidential information relating to our solutions and business. Unauthorized access or other security breaches or incidents, as a result of third-party action (e.g., cyber-attacks, or the introduction into our networks or systems of ransomware or other malware), employee or contractor error or malfeasance, product defect, or otherwise, could result in the loss of information, inappropriate access to or use, unavailability, modification, destruction, or other processing of information, loss of intellectual property, service interruption, service degradation, outages, service level credits, claims, demands, litigation, regulatory investigations and other proceedings, indemnity obligations, damage to our reputation, and other liability. It is possible that our risk of cyber-attack and other sources of security breaches and incidents may be elevated as a result of Russia’s invasion of Ukraine due to an increase in cyber-attack attempts on us, our customers, our partners, or our technology infrastructure providers. While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. Moreover, our efforts to detect, prevent, and remediate known or unknown security vulnerabilities, including those arising from third-party hardware or software in our supply chain, may be insufficient to prevent security breaches or incidents resulting from such vulnerabilities, and may result in additional direct or indirect costs and liabilities and time of management and technical personnel. We may be required to expend significant capital and financial resources to protect against the foregoing threats and to alleviate problems caused by actual or perceived security breaches or incidents. Additionally, we and our service providers may face difficulties or delays in identifying, remediating, and otherwise responding to any cybersecurity attack or other security breach or incident. Any or all of these circumstances or issues, or the perception that any of them have occurred or are present (including any actual or perceived cyberattacks or other security breaches or incidents), could adversely affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage and harm to our market position, or subject us to third-party claims, demands, and lawsuits, regulatory investigations, proceedings, fines, and penalties, mandatory notifications and disclosures, or other action or liability, which could adversely affect our operating results and financial condition. Our insurance may not be adequate to cover losses associated with such events, and such insurance may not cover all of the types of costs, expenses, and losses we could incur to respond to and remediate a security breach or incident.
The markets in which we participate are highly competitive, and if we do not compete effectively, our business and operating results could be adversely affected.
The markets for our solutions are highly competitive. In new sales cycles within our largest product categories, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. The principal such competitor for our Commercial Solutions is IQVIA Holdings Inc., which offers a CRM application built on the Salesforce1 Platform, various data products, and other applications. Our data and data analytics products, including Veeva OpenData, Veeva Link, Veeva Crossix, and Veeva Data Cloud, compete with IQVIA, Ipsos Group S.A., Definitive Health Corp., and smaller data and data analytics providers. IQVIA, Dassault Systèmes (through its Medidata business line), OpenText Corporation, Oracle Corporation, Honeywell International Inc., and other smaller application providers offer applications that compete with certain of our Veeva R&D applications. Our Veeva Commercial Cloud and Veeva R&D applications also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application

14	Veeva Systems Inc. | Form 10-K

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
Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions. It is uncertain whether these newer solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected overall growth. For example, we have limited experience selling our Veeva Data Cloud offering for longitudinal patient data, our MyVeeva for Patients solution that will enable remote patient interactions for clinical trials, or our Veeva Engage Connect, a solution that will facilitate more efficient communications between health care professionals and life sciences companies. We cannot be certain that we will be successful with respect to newer solutions and markets. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions, develop other new solutions, or make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.
Difficulty attracting and retaining highly skilled employees could adversely affect our business and efforts to attract and retain such employees may increase our expenses.
To execute our growth plan, we must attract and retain highly skilled employees. Competition for such employees and potential employees is intense. We have experienced, and expect to continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications, and we also have experienced, and expect to continue to experience, intense recruitment of our employees by competitors and other technology companies. These factors have been exacerbated by a general labor market shortage. We believe our customers have faced similar challenges. Staffing difficulties resulting from these labor market factors can negatively impact the timing of projects and the ability to staff projects.
Further, it takes time for newly hired employees to become productive. With respect to sales professionals, for instance, even if we are successful in attracting highly qualified personnel, it may take six to nine months or longer before they are fully trained and productive.
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

Veeva Systems Inc. | Form 10-K	15

In response to unusual inflationary pressure and the demand environment for skilled employees, we increased salaries for the majority of our employees by 5% effective September 1, 2021. Further, in light of the labor market conditions and inflationary pressure discussed above, we expect compensation increases in connection with our annual compensation review process, which takes place in the quarter ending April 30, 2022, to be higher than our historical norms. These factors are likely to increase our expenses.
Our revenues are relatively concentrated within a small number of key customers, and the loss of one or more of such key customers, or their failure to renew or expand user subscriptions, could slow the growth rate of our revenues or cause our revenues to decline.
In our fiscal years ended January 31, 2022, 2021, and 2020, our top 10 customers accounted for 31%, 36%, and 36% of our total revenues, respectively. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers, which we call “reference selling.” The loss of any of our key customers, or a failure of one or more of them to renew or expand user subscriptions for some or all our products, could have a significant impact on the growth rate of our revenues, our reputation, and our ability to obtain new customers. In the event of an acquisition of one of our customers or a business combination between two of our customers, we have in the past and may in the future suffer reductions in user subscriptions or non-renewal of certain or all of their subscription orders. We are also likely to face increasing purchasing scrutiny at the renewal of large customer subscription orders, which may result in reductions in user subscriptions or increased pricing pressure. The business impact of any of these negative events could be particularly pronounced with respect to our largest customers.
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

16	Veeva Systems Inc. | Form 10-K

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
The continuing impact of COVID-19 may negatively impact our business and our stock price.
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
In response to the COVID-19 outbreak, we shifted most of our customer, employee, and industry events to virtual-only experiences. We have also adopted a “Work Anywhere” policy, which generally gives employees the flexibility to work in an office or at home on any given day, with certain job-specific restrictions. Many of our customers continue to have travel restrictions and remote work measures, which may limit our ability to sell or provide professional services to them in the future. We continue to monitor and evaluate the impact of COVID-19 on our business, including when larger in-person events should resume. We expect to resume large in-person customer, employee, and industry events during the fiscal year ending January 31, 2023 but our plans could be disrupted. Certain of our businesses were negatively impacted by COVID-19 in the past, and certain of our businesses may be negatively impacted by COVID-19 in the future. We may also experience requests from customers for lengthened payment terms or less favorable billing terms that could adversely impact our financial performance. Such requests to date have not been significant but may increase in the future. Due to our subscription-based business model, the effect of COVID-19, and any impact to our sales efforts, may not be fully reflected in our results of operations until future periods, if at all.
Certain impacts of the COVID-19 pandemic and resulting changes in business practice may be enduring over the long term and may result in significant changes in business practice within the technology industry, the life sciences industry, and the world economy generally. For example, the extent to which remote work will remain common practice or become increasingly prevalent after the COVID-19 pandemic ends is not certain and may have significant impacts on hiring practices, management practices, expense structures and investments, and other aspects of our business and the businesses of our customers. Similarly, the extent to which virtual meetings and interactions continue to be used or preferred in lieu of in-person interactions may significantly change business practices for us and our customers, and, in turn, may impact demand for our products and services. For example, if our customers reduce sales representatives in response to an increasing preference for virtual meetings with doctors, demand for our core CRM application may decline. In the quarter ended October 31, 2020, we disclosed that we expected life sciences companies to reduce the number of sales representatives that they employ by roughly 10%. We currently expect most of these reductions to take place during our fiscal year ending January 31, 2023, with some reductions still occurring in our fiscal year ending January 31, 2024. Such reductions could negatively impact sales of our solutions, including Veeva CRM and certain of our other Commercial Solutions, but we cannot be certain such reductions will happen or of the timing or magnitude of such reductions. At the same time, demand for our products that enable virtual interactions with doctors and clinical trial participants may increase. We cannot accurately predict how such changes may impact Veeva's results over the long term.
In addition, the stock market has been unusually volatile during certain periods of the COVID-19 pandemic and such volatility may continue. During certain periods of the COVID-19 pandemic, our stock price has declined significantly, and such declines may happen again.

Veeva Systems Inc. | Form 10-K	17

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
•significant changes beyond our control to the worldwide economic environment that could negatively impact our underlying assumptions and expectations for performance of the acquired business; and
•the possibility of investigation by, or the failure to obtain required approvals from, governmental authorities on a timely basis, if at all, under various regulatory schemes, including competition laws, which could, among other things, delay or prevent us from completing a transaction, subject the transaction to divestiture after the fact, or otherwise restrict our ability to realize the expected financial or strategic goals of the acquisition.
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

18	Veeva Systems Inc. | Form 10-K

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
Our corporate headquarters are located in Pleasanton, California and our primary third-party hosted computing infrastructure is located in the United States, the European Union, Japan, and South Korea. The west coast of the United States, Japan, and South Korea each contain active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, actual or threatened public health emergency (e.g., COVID-19), or other catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war (including the recent Russian invasion of Ukraine), or terrorist attack, we may be unable to continue our operations at full capacity or at all and may experience system interruptions, reputational harm, delays in our solution development, lengthy interruptions in our services, breaches of data security, loss of key employees, and loss of critical data, all of which could have an adverse effect on our future operating results.
Our core Veeva CRM application has achieved substantial market penetration of pharmaceutical and biotechnology companies. If our efforts to sustain or further increase the use and adoption of our core CRM application do not succeed, the growth of our Commercial Solutions revenues may be negatively impacted.
In our fiscal year ended January 31, 2022, we derived approximately 59% of our subscription services revenues and approximately 56% of our total revenues from our Commercial Solutions. A significant percentage of our Commercial Solutions subscription services revenues are derived from subscriptions for our core CRM application, and we have realized substantial sales penetration among pharmaceutical and biotechnology companies for our core Veeva CRM application. If we are not able to sell additional user subscriptions for our core CRM application, if we fail to renew existing subscriptions for our core CRM application, or if subscription levels for our core CRM application are reduced at renewal (as a result of reductions in sales representatives that use our solutions, change in demand for our solutions, or for other reasons), the growth of our Commercial Solutions revenues may be negatively impacted. In the quarter ended October 31, 2020, we disclosed that we expected life sciences companies to reduce the number of sales representatives that they employ by roughly 10%. We currently expect most of these reductions to take place during our fiscal year ending January 31, 2023, with some reductions still occurring in our fiscal year ending January 31, 2024. Such reductions could negatively impact sales of Veeva CRM and certain of our other Commercial Solutions, but we cannot be certain such reductions will happen or of the timing or magnitude of such reductions.
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

Veeva Systems Inc. | Form 10-K	19

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
In our fiscal year ended January 31, 2022, customers outside North America accounted for approximately 42% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into additional international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter.
While we do not currently have locations or employees in Russia and our revenues from sales to Russian entities is limited, some of our customers have users of our products in Russia that support their Russian operations and we maintain a small office and staff in Belarus. As noted below, the Russian invasion of Ukraine poses particular risk to those aspects of our international business.
The risks we face in doing business internationally that could adversely affect our business, include:
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
•laws and business practices favoring local competitors;

20	Veeva Systems Inc. | Form 10-K

•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including those related to employment, tax, privacy and data protection, and anti-bribery;
•increased financial accounting and reporting burdens and complexities;
•difficulties in repatriating funds without adverse tax consequences or restrictions on the transfer of funds more generally, including as a result of sanctions arising from the Russian invasion of Ukraine, which may limit our ability to receive payment from Russian banks or limit our ability to fund our operations in Belarus through Russian banks;
•adverse tax consequences, including the potential for required withholding taxes;
•fluctuations in the exchange rates of foreign currency in which our foreign revenues or expenses may be denominated;
•changes in diplomatic relations and trade policy, including the status of relations between the United States and other countries, including China, Russia, or Belarus, and the implementation of or changes to trade sanctions, tariffs, and embargoes, including if the United States and other countries were to impose more significant general sanctions against Russia or Belarus in response to the recent invasion of Ukraine, which could ban the use of our products by companies or users in Russia or Belarus;
•public health crises, such as epidemics and pandemics, including COVID-19; and
•unstable regional and economic political conditions or war in the markets in which we operate, including as a result of the Russian invasion of Ukraine.
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
Nearly all of our sales are to customers in the life sciences industry. Demand for our solutions could be affected by factors that affect the life sciences industry, including:
•The changing regulatory environment of the life sciences industry—Changes in regulations could negatively impact the business environment for our life sciences customers. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. In particular, legislation or regulatory changes regarding the pricing of drugs and other healthcare treatments sold by life sciences companies, including the extent to which the U.S. government or other governments may establish or negotiate prescription drug prices, has continued to be a topic of discussion by political leaders and regulators in the United States and elsewhere. Significant changes in drug pricing policy or regulation

Veeva Systems Inc. | Form 10-K	21

could result in life sciences companies reducing the number of sales representatives that use our products or otherwise reduce demand for our products.
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
•Changes in market conditions and practices within the life sciences industry—The expiration of key patents, the implications of precision medicine treatments, changes in the practices of prescribing physicians and patients, changes with respect to payer relationships, the policies and preferences of healthcare professionals and healthcare organizations with respect to the sales and marketing efforts of life sciences companies, changes in the regulation of the sales and marketing efforts and pricing practices of life sciences companies, and other factors such as the impact of COVID-19, could lead to a significant reduction in sales representatives that use our solutions or otherwise change the demand for our solutions. In the quarter ended October 31, 2020, we disclosed that we expected life sciences companies to reduce the number of sales representatives that they employ by roughly 10%. We currently expect most of these reductions to take place during our fiscal year ending January 31, 2023, with some reductions still occurring in our fiscal year ending January 31, 2024. Such reductions could negatively impact sales of our solutions, including Veeva CRM and certain of our other Commercial Solutions. We cannot be certain such reductions will happen or of the magnitude of such reductions. Changes in public perception regarding the practices of the life sciences industry may result in political pressure to increase the regulation of life sciences companies in one or more of the areas described above, which may negatively impact demand for our solutions.
•Changes in global economic and geopolitical conditions that impact clinical trial activity, changes in the ability to sell healthcare treatments in certain locations, and the global availability of healthcare treatments provided by the life sciences companies to which we sell—Our business depends on the overall economic health of our existing and prospective customers. The purchase of our solutions may involve a significant commitment of capital and other resources. If economic or geopolitical conditions, including the ability to market life sciences products or conduct clinical trials in key markets deteriorates or is disrupted, including as a result of the Russian invasion of Ukraine or resulting sanctions, or if the demand for life sciences products globally deteriorates for other reasons, our customers may delay or reduce their IT spending, particularly within the regions impacted by negative economic or geopolitical conditions. For example, it has been reported that a number of significant life sciences companies plan to scale back sales, operations and investments in Russia, including curtailing clinical trial activity in Russia. It is possible that clinical trial activity may be disrupted or delayed in the regions near Ukraine as clinical trial sites deal with the healthcare impact of the Russian invasion of Ukraine. This could result in reductions in sales of our solutions, longer sales cycles, reductions in subscription duration and value, slower adoption of new product offerings, and increased price competition.
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

Veeva Systems Inc. | Form 10-K	23

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
In addition to government regulations, privacy advocates and other key industry players have established or may establish various new, additional, or different policies or self-regulatory standards, such as the prohibition of third-party cookies and other identifiers in certain digital environments that may place additional burdens or resource constraints on us, limit our ability to collect and use certain data, and limit our ability to generate certain analytics. Our customers may expect us to meet voluntary certifications or adhere to other standards established by third parties. Moreover, the continuing evolution of these standards might cause confusion for our customers and may have an impact on the solutions we offer, including our data products. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our solutions and adversely affect our business and operating results. Under the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act (CPRA), we are generally considered a “service provider” for our software solutions and a “business” for our data and analytics products. Several other states have signed into law or are intending to enact laws regarding requirements on personal information. There is also the potential for the U.S. federal government to pass data privacy laws. These laws, regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management practices and to incur substantial expense in order to comply.
Under the European General Data Protection Regulation (GDPR), we act as a data controller for our data products, Veeva OpenData and Veeva Link, and a data processor with respect to our software solutions. Regarding data transfer, the European Court of Justice invalidated the EU-U.S. Privacy Shield Framework and we now rely solely on the EU Standard Contractual Clauses (SCCs) to ensure that our European customers have the appropriate legal mechanisms in place for their personal data to be accessed within the United States. Management has spent considerable time and resources to respond to customer inquiries as a result of this decision. Additionally, in June 2021, the European Commission issued revised SCCs, which are required to be implemented, and in February 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses (the UK SCCs), to support personal data transfers out of the United Kingdom. If approved by the United Kingdom’s Parliament, the UK SCCs will become effective in March 2022. We may be required to take additional steps to legitimize any personal data transfers impacted by these developments, be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf, and may be subject to increased costs of compliance and limitations on our service providers and us. There is also a trend toward countries enacting data localization or other country specific requirements which could be problematic to cloud software providers. Understanding and implementing country, industry, and customer specific requirements and certifications on top of our internationally recognized security certifications could require additional investment and management attention and may subject us to significant liabilities if we do not comply with applicable requirements. Compliance with global laws and regulations relating to privacy, data protection, and cybersecurity has and will continue to require valuable management and employee time and resources, and any actual or perceived failure to comply with these laws and regulations could include severe penalties and could reduce demand for our solutions. Additionally, other countries outside of the EU have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency. For example, in 2021, China adopted the Personal Information Protection Law (PIPL), together with the Cybersecurity Law (CSL) and the Data Security Law (DSL), which have required and will continue to require significant investment and resources to develop our position and provide compliant solutions for our customers. Further, the United Kingdom’s exit from the EU, and ongoing developments in the United Kingdom, have created uncertainty with regard to data protection regulation in the United Kingdom. Although the European Commission adopted an adequacy decision for the United Kingdom in June 2021 that allows for the continued flow of personal data from the EU to the United Kingdom, this decision may be revoked or modified and will need to be renewed after four years from the date of adoption.
Customers expect that our solutions can be used in compliance with data protection and data privacy laws and regulations. The functional and operational requirements and costs of compliance with such laws and regulations may adversely impact our business, and failure to enable our solutions to comply with such laws and regulations could lead to regulatory investigations and other proceedings, significant fines, penalties, and other relief imposed by regulators, and claims, demands, and litigation by our customers or third parties, which may result in substantial damages and other liabilities. Additionally, all of these domestic and international legislative and regulatory initiatives could adversely affect our customers’ ability or desire to collect, use, process, store, and disclose personal information and health data using our solutions, or to license data products from us, which could reduce demand for our solutions.

24	Veeva Systems Inc. | Form 10-K

Risks Related to Our Reliance on Third Parties
If the third-party providers of healthcare professional and healthcare organization data and prescription drug sales data do not allow our customers to upload and use such data in our solutions, the demand for our solutions may decrease, and our business may be negatively impacted.
Many of our customers license healthcare professional and healthcare organization data and data regarding the sales of prescription drugs from third parties such as IQVIA. In order for our customers to upload such data to the Veeva CRM, Veeva Network Customer Master, Veeva Nitro, and other Veeva applications, such third-party data providers typically must consent to such uploads and often require that we enter into agreements regarding our obligations with respect to such data, which include confidentiality obligations and intellectual property rights with respect to such third-party data. We have experienced delays and difficulties in our negotiations with such third-party data providers in the past, and we expect to experience difficulties in the future. For instance, IQVIA currently will not consent that customers using its healthcare professional or healthcare organization data may upload such data to Veeva Network Customer Master and this has negatively affected sales and customer adoption of Veeva Network Customer Master. To date, IQVIA has also restricted customers from uploading any of its data to Veeva Nitro and Veeva Andi, and has denied use of its data with certain other Veeva applications and for certain other use cases. In addition, IQVIA has stated publicly that it will deny all customer requests for use of new IQVIA data types in Veeva applications, including, as examples, real world data, real world evidence, and genomics. Similarly, sales and customer adoption of Veeva OpenData has been negatively impacted by certain restrictions on the use of IQVIA data during customer transitions from IQVIA data to Veeva OpenData. If third-party data providers, particularly IQVIA, do not consent to the uploading and use of their data in our solutions, delay consent, or fail to offer reasonable conditions for the upload and use of their data in our solutions, our sales efforts, solution implementations, and productive use of our solutions by customers, which have been harmed by such actions in the past, may continue to be harmed. Restrictions on the ability of our customers to use third-party data in our solutions may also decrease demand for our solutions or may cause customers to consider purchasing solutions that are not subject to the same restrictions. If these third-party data limitations persist, our business may be negatively impacted.
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

Veeva Systems Inc. | Form 10-K	25

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

26	Veeva Systems Inc. | Form 10-K

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
While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. We expect our longer-term revenue growth rate will decline. In our fiscal years ended January 31, 2022, 2021, and 2020, our total revenues grew by 26%, 33%, and 28%, respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2022, 2021, and 2020, our subscription services revenues grew by 26%, 32%, and 29%, respectively, as compared to subscription services revenues from the prior fiscal years. Please note that our total revenues and subscription services revenues for the fiscal year ended January 31, 2020 only included revenue contribution from Crossix and Physicians World in the fourth quarter of that fiscal year. Our total revenues and subscription services revenue growth rates have declined in the past, and we

Veeva Systems Inc. | Form 10-K	27

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

28	Veeva Systems Inc. | Form 10-K

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

Veeva Systems Inc. | Form 10-K	29

With respect to certain of our software products, we regularly enter into orders with multi-year terms, some of which may have fee structures that ramp over the term of the order. The difference between the fees invoiced in the first year of a multi-year ramping order and the last year of such an order can sometimes be significant. When such multi-year orders are non-cancellable (other than for cause), we recognize the total contracted revenue ratably over the multi-year term of the order. As a result, in the initial year of such orders, we will recognize more revenue than the fees we invoice for the same period, and in the last year of such orders, we will recognize less revenue than the fees we invoice for the same period. In this scenario, we may also be exposed to impaired contract assets if, for example, a customer terminates a multi-year order with ramping fees for cause. By contrast, when a multi-year order with ramping fees includes a right of termination without cause during the term of the order, the revenue recognized in any year of the order will be consistent with the fees invoiced in the same year. Therefore, our reported revenue in any quarter or year may not correspond to the amounts we are entitled to bill in the same period and may not be a precisely accurate indication of the actual health of our business at the time revenue is reported.
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

30	Veeva Systems Inc. | Form 10-K

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
Our tax provision could also be impacted by changes in accounting principles and changes in U.S. federal and state or international tax laws applicable to multinational corporations. For example, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be so deferred, repealed or otherwise modified. If the requirement is not modified, it will significantly impact our tax liabilities beginning in fiscal 2023. We made significant judgments and assumptions in the interpretation of this new law and in our calculations reflected in our financial statements. In addition, the current U.S. administration has released various tax legislation proposals. If enacted, these changes could increase our effective tax rate and have an adverse effect on our results of operations.
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
Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. As we continue to expand our operations in countries outside the United States, an increasing proportion of our revenues and expenditures in the future may be denominated in foreign currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen, Chinese Yuan, and Canadian Dollar, and may be adversely affected in the future due to changes in foreign currency exchange rates. While we have limited currency exchange exposure to the Russian, Belarusian and Ukrainian currencies, we expect exchange rates with respect to these currencies to be volatile and other exchange rates may also be more volatile than normal as a result of the Russian invasion of Ukraine and related events. Changes in exchange rates may negatively affect our revenues, expenses, and other operating results as expressed in U.S. dollars in the future. Further, we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current

Veeva Systems Inc. | Form 10-K	31

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

32	Veeva Systems Inc. | Form 10-K

costly and time-consuming and divert the attention of our management and key personnel from our business operations even if we were to ultimately prevail in such litigation.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. As of January 31, 2022, we have filed numerous domestic and foreign patent applications and have been issued 45 U.S. patents and 11 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
In order to protect our intellectual property rights, we may be required to spend significant resources to maintain, monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Negative publicity related to a decision by us to initiate such enforcement actions against a customer or former customer, regardless of its accuracy, may adversely impact our other customer relationships or prospective customer relationships, harm our brand and business and could cause the market price of our Class A common stock to decline. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and our business.
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

Veeva Systems Inc. | Form 10-K	33

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
•macroeconomic and geopolitical factors and instability and volatility in the global financial markets, including as a result of the Russian invasion of Ukraine and continuing uncertainty surrounding the effects of COVID-19;
•the operating performance and market value of other comparable companies;
•securities or industry analysts downgrading our Class A common stock or publishing inaccurate or unfavorable research about our business;

34	Veeva Systems Inc. | Form 10-K

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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2022, our founder and Chief Executive Officer, Peter Gassner, holds approximately 45.8% of the voting power of our outstanding capital stock and holders of our Class B common stock hold approximately 51.4% of the voting power of our outstanding capital stock in the aggregate. Holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters while the dual class structure is in effect. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.
S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies with multiple classes of stock on certain indices, including the S&P 500. While this has not affected the inclusion of Veeva’s Class A common stock in these indices to date, eligibility criteria of these indices and others may change in the future. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual-class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms or other third-party ratings agencies critical of our corporate governance practices, capital structure, or other business practices could also adversely affect the value of our Class A common stock. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures, and have updated their policies, effective in calendar 2023, to provide for no-vote recommendations against directors of companies with multiple class structures.
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

Veeva Systems Inc. | Form 10-K	35

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

36	Veeva Systems Inc. | Form 10-K

ITEM 2.    PROPERTIES.
We own our Pleasanton, California corporate headquarters, which currently accommodates our principal executive and significant portions of our product development, engineering, marketing, finance, and legal organizations. We expect that our corporate headquarters will support the overall growth of our business for the near term.
We also lease offices in various locations, including North America, Europe, Asia Pacific, and Latin America. We expect to expand our facilities capacity in certain field locations during our fiscal year ending January 31, 2023 and may further expand our facilities capacity after January 31, 2023 as our employee base grows. We believe that we will be able to obtain additional space on commercially reasonable terms. See note 11 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments.
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
California Non-Compete Matter
On July 17, 2017, we filed a complaint in the Superior Court of the State of California in the County of Alameda against Medidata, IQVIA, and Sparta Systems, Inc. (Veeva Systems Inc. v. Medidata Solutions, Inc., Quintiles IMS Incorporated, IMS Software Services, LTD., and Sparta Systems, Inc., Case No. RG17868081). Our lawsuit seeks declaratory and injunctive relief concerning the use of non-compete, confidentiality, and non-disparagement agreements by these companies. Since the original complaint was filed, there has been extensive motion practice. Among other things, Medidata and Sparta appealed the superior court’s decisions finding that the case may proceed as to some causes of action, and Veeva cross-appealed the superior court’s ruling that certain causes of action were barred under California law. On March 10, 2022, the California Court of Appeal affirmed the decision of the superior court, ruling that certain of Veeva's claims may proceed and certain of its claims may not. This decision is not yet final.
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
PART II.
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Price of Class A Common Stock
Our Class A common stock is listed on the New York Stock Exchange under the symbol “VEEV.”
Stockholders

Veeva Systems Inc. | Form 10-K	37

As of January 31, 2022, we had 11 holders of record of our Class A common stock and 33 holders of record of our Class B common stock. The actual number of holders of Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on January 31, 2017 in the Class A common stock of Veeva Systems Inc., the S&P 500 Index, and the S&P 1500 Application Software

38	Veeva Systems Inc. | Form 10-K

Index and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	January 31,
	2017	2018	2019	2020	2021	2022

Veeva Systems Inc.	100.00	148.50	257.64	346.35	653.06	558.80
S&P 500	100.00	126.41	123.48	150.26	176.18	217.21
S&P 1500 Application Software Index	100.00	148.30	178.97	241.85	318.66	352.87

ITEM 6.    [RESERVED].
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

Veeva Systems Inc. | Form 10-K	39

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
In our fiscal year ended January 31, 2022, we derived approximately 59% and 41% of our subscription services revenues and 56% and 44% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. For the fiscal year ended January 31, 2021, we derived approximately 63% and 37% of our subscription services revenues and 61% and 39% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. The contribution of subscription services revenues and total revenues associated with our R&D Solutions are expected to continue to increase as a percentage of subscription services revenues and total revenues in the future. We also offer certain of our R&D Solutions to industries outside the life sciences industry primarily in North America and Europe.
For our fiscal years ended January 31, 2022, 2021, and 2020, our total revenues were $1,851 million, $1,465 million, and $1,104 million, respectively, representing year-over-year growth in total revenues of 26% in our fiscal year ended January 31, 2022, and 33% in our fiscal year ended January 31, 2021. For our fiscal years ended January 31, 2022, 2021, and 2020, our subscription services revenues were $1,484 million, $1,179 million, and $896 million, respectively, representing year-over-year growth in subscription services revenues of 26% in our fiscal year ended January 31, 2022, and 32% in our fiscal year ended January 31, 2021. Please note that our total revenues and subscription services revenues for our fiscal year ended January 31, 2020 only included revenue contribution from the acquired Crossix and Physicians World businesses in the fourth quarter of that fiscal year. We expect the growth rate of our total revenues and subscription services revenues to decline in the future. We generated net income of $427 million, $380 million, and $301 million for our fiscal years ended January 31, 2022, 2021, and 2020, respectively.
As of January 31, 2022, 2021, and 2020, we served 1,205, 993, and 861, customers, respectively. As of January 31, 2022, 2021, and 2020, we had 653, 572 and 523 Commercial Solutions customers, respectively, and 860, 664, and 538 R&D Solutions customers, respectively. These customer count totals are net of customer attrition during each period. The combined customer counts for Commercial Solutions and R&D Solutions exceed the total customer count in each year because some customers subscribe to products in both areas. Commercial Solutions consist of our cloud software, data, and analytics products built specifically to more efficiently and effectively commercialize our customers’ products. R&D Solutions consist of our clinical, quality, regulatory, and safety products. Many of our applications for R&D are used by smaller, earlier stage, pre-commercial companies, some of which may not reach the commercialization stage. Thus, the potential number of R&D Solutions customers is higher than the potential number of Commercial Solutions customers.
Prior to the fiscal quarter ended October 31, 2021, we grouped our revenues into two product areas: Commercial Cloud and Vault. During the fiscal quarter ended October 31, 2021, we changed the product areas under which we group revenues to Commercial Solutions and R&D Solutions to better align with how we manage our business and to reflect the principal functions served by our products. Specifically, revenues attributable to Vault PromoMats and Vault MedComms, applications used for commercial operations, are now reflected in Commercial Solutions. Prior period revenue balances have been adjusted to reflect the current period presentation of our product areas. There were no changes to the aggregate amounts reported within our consolidated statements of comprehensive income.

40	Veeva Systems Inc. | Form 10-K

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
The Continuing Impact of the COVID-19 Pandemic
The worldwide outbreak of COVID-19 has had and continues to have a widespread and unpredictable worldwide impact on our business operations, the life sciences industry, healthcare systems, financial markets, and the global economy. While the impact of COVID-19 on our operational and financial performance has not been materially negative to date, the future impact is uncertain and will depend on future developments, including the duration and spread of the outbreak, government responses to the pandemic, the rate of vaccinations, the impact on our customers, the impact on our employees, the extent of further adverse impacts to the economy, and the scale and pace of economic recovery and resumption of normal business activities, including the rollout of COVID-19 vaccines, the lifting of restrictions on movement, and the results of outbreaks and variants, all of which cannot be predicted with certainty.
In response to the COVID-19 outbreak, we shifted most of our customer, employee, and industry events to virtual-only experiences. We have also adopted a “Work Anywhere” policy, which generally gives employees the flexibility to work in an office or at home on any given day, with certain job-specific restrictions. Many of our customers continue to have travel restrictions and remote work measures, which may limit our ability to sell or provide professional services to them in the future. We continue to monitor and evaluate the impact of COVID-19 on our business, including when larger in-person events should resume. We expect to resume large in-person customer, employee, and industry events during the fiscal year ending January 31, 2023 but our plans could be disrupted.
Certain of our businesses were negatively impacted by COVID-19 in the past, and certain of our businesses may be negatively impacted by COVID-19 in the future. We may also experience requests from customers for lengthened payment terms or less favorable billing terms that could adversely impact our financial performance. Such requests to date have not been significant but may increase in the future. Due to our subscription-based business model, the effect of COVID-19, and any impact to our sales efforts, may not be fully reflected in our results of operations until future periods, if at all.
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
Certain impacts of the COVID-19 pandemic and resulting changes in business practice may be enduring over the long term and may result in significant changes in business practice within the technology industry, the life sciences industry, and the world economy generally. For example, the extent to which remote work will remain common practice or become increasingly prevalent after the COVID-19 pandemic ends is not certain and may have significant impacts on hiring practices, management practices, expense structures and investments, and other aspects of our business and the businesses of our customers. Similarly, the extent to which virtual meetings and interactions continue to be used or preferred in lieu of in-person interactions may significantly change business practices for us and our customers, and, in turn, may impact demand for our products and services. For example, if our customers reduce sales representatives in response to an increasing preference for virtual meetings with doctors, demand for our core CRM application may decline. In the quarter ended October 31, 2020, we disclosed that we expected life sciences companies to reduce the number of sales representatives that they employ by roughly 10%. We currently expect most of these reductions to take place during our fiscal year ending January 31, 2023, with some reductions still occurring in our fiscal year ending January 31, 2024. Such reductions could negatively impact sales of our solutions, including Veeva CRM and certain of our other Commercial Solutions, but we cannot be certain such reductions will happen or of the timing or magnitude of such reductions. At the same time, demand for our products that enable virtual interactions with doctors and clinical trial participants may increase. We cannot accurately predict how such changes may impact Veeva's results over the long term.

Veeva Systems Inc. | Form 10-K	41

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
Subscription Services Revenue Retention Rate. A key factor to our success is the renewal and expansion of our existing subscription agreements with our customers. We calculate our annual subscription services revenue retention rate for a particular fiscal year by dividing (i) annualized subscription revenue as of the last day of that fiscal year from those customers that were also customers as of the last day of the prior fiscal year by (ii) the annualized subscription revenue from all customers as of the last day of the prior fiscal year. Annualized subscription revenue is calculated by multiplying the daily subscription revenue recognized on the last day of the fiscal year by 365. This calculation includes the impact on our revenues from customer non-renewals, deployments of additional users or decreases in users, deployments of additional solutions or discontinued use of solutions by our customers, and price changes for our solutions. Historically, the impact of price changes on our subscription services revenue retention rate has been minimal. For our fiscal years ended January 31, 2022, 2021, and 2020, our subscription services revenue retention rate was 119%, 124%, and 121%, respectively.
Components of Results of Operations
Revenues
We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training, and managed services related to our solutions and services related to our Veeva Business Consulting offering. For the fiscal year ended January 31, 2022, subscription services revenues constituted 80% of total revenues and professional services and other revenues constituted 20% of total revenues.
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

42	Veeva Systems Inc. | Form 10-K

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

Veeva Systems Inc. | Form 10-K	43

Cost of Revenues
Cost of subscription services revenues for all of our solutions consists of expenses related to our computing infrastructure provided by third parties, including salesforce.com and Amazon Web Services, personnel related costs associated with hosting our subscription services and providing support, including our data stewards, data acquisition and third-party contractor costs related to the development of our data products, expenses associated with computer equipment and software, and allocated overhead. We intend to continue to invest additional resources in our subscription services to enhance our product offerings and increase our delivery capacity. We may add or expand computing infrastructure capacity in the future, migrate to new computing infrastructure service providers, make additional investments in the availability and security of our solutions, and make continued investments in data sources.
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
Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing program costs, amortization expense associated with purchased intangibles related to our customer contracts, customer relationships and brand development, travel-related expenses and allocated overhead. Marketing program costs include advertising, customer events, corporate communications, brand awareness, and product marketing activities. Sales commissions are costs of obtaining customer contracts, which are capitalized and then amortized over a period of benefit that we have determined to be one to three years.
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
New Accounting Pronouncements Adopted in Fiscal 2022
Refer to note 1 of the notes to our consolidated financial statements for a full description of the recent accounting pronouncements adopted during the fiscal year ended January 31, 2022.

44	Veeva Systems Inc. | Form 10-K

Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides accounting relief from the future impact of the cessation of the London Interbank Offered Rate (“LIBOR”) by, among other things, providing optional expedients to treat contract modifications resulting from such reference rate reform as a continuation of the existing contract and for hedging relationships to not be de-designated resulting from such changes provided certain criteria are met. The guidance is effective beginning on March 12, 2020, and the amendments apply prospectively through December 31, 2022. We are currently in the process of incorporating fallback language in negotiated contracts and incorporating non-LIBOR reference rate and/or fallback language in new contracts to prepare for these changes. We do not expect the adoption of ASU 2020-04 to have a material impact on our consolidated financial statements.
Business Combinations
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. Under current GAAP, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The new standard is effective for our fiscal year beginning on February 1, 2023, with early adoption permitted. We are currently evaluating the accounting, transition, and disclosure requirements of this standard.

Veeva Systems Inc. | Form 10-K	45

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Fiscal year ended January 31,
	2022	2021

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$1,483,976	$1,179,486
Professional services and other	366,801	285,583
Total revenues	1,850,777	1,465,069
Cost of revenues(1):
Cost of subscription services	224,911	184,589
Cost of professional services and other	278,767	224,339
Total cost of revenues	503,678	408,928
Gross profit	1,347,099	1,056,141
Operating expenses(1):
Research and development	382,035	294,220
Sales and marketing	288,061	235,014
General and administrative	171,507	149,113
Total operating expenses	841,603	678,347
Operating income	505,496	377,794
Other income, net	6,815	16,199
Income before income taxes	512,311	393,993
Provision for income taxes	84,921	13,995
Net income	$427,390	$379,998

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$4,795	$4,840
Cost of professional services and other	36,293	27,698
Research and development	83,837	63,541
Sales and marketing	56,830	40,574
General and administrative	52,881	48,348
Total stock-based compensation	$234,636	$185,001

Fiscal Year Ended January 31, 2022 and 2021
The following is a discussion of our results of operations for the year ended January 31, 2022 compared to the year ended January 31, 2021. For a discussion of our results of operations for the year ended January 31, 2021 compared to the year ended January 31, 2020, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2021, which is hereby incorporated by reference.

46	Veeva Systems Inc. | Form 10-K

Revenues

	Fiscal year ended January 31,
	2022	2021	% Change

	(dollars in thousands)
Revenues:
Subscription services	$1,483,976	$1,179,486	26%
Professional services and other	366,801	285,583	28%
Total revenues	$1,850,777	$1,465,069	26%
Percentage of revenues:
Subscription services	80%	81%
Professional services and other	20	19
Total revenues	100%	100%

Total revenues for the fiscal year ended January 31, 2022 increased $386 million, of which $304 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $173 million of subscription services revenue attributable to R&D Solutions and $132 million of subscription services revenue attributable to Commercial Solutions. The geographic mix of subscription services revenues was 57% from North America, 27% from Europe, and 16% from other locations, primarily Asia Pacific, for the fiscal year ended January 31, 2022, as compared to subscription services revenues of 56% from North America, 27% from Europe, and 17% from other locations, primarily Asia Pacific, for the fiscal year ended January 31, 2021.
Professional services and other revenues for the fiscal year ended January 31, 2022 increased $81 million. The increase was primarily due to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our R&D Solutions. Demand for our Veeva Business Consulting services also contributed to the growth for the period. The geographic mix of professional services and other revenues was 61% from North America, 30% from Europe, and 9% from other locations, primarily Asia Pacific, for the fiscal year ended January 31, 2022 as compared to 62% from North America, 30% from Europe, and 8% from other locations, primarily Asia Pacific, for the fiscal year ended January 31, 2021.
Over time, we expect the proportion of our total revenues from professional services to decrease.
Costs and Expenses

	Fiscal year ended January 31,
	2022	2021	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$224,911	$184,589	22%
Cost of professional services and other	278,767	224,339	24%
Total cost of revenues	$503,678	$408,928	23%
Gross margin percentage:
Subscription services	85%	84%
Professional services and other	24%	21%
Total gross margin percentage	73%	72%
Gross profit	$1,347,099	$1,056,141	28%

Cost of revenues for the fiscal year ended January 31, 2022 increased $95 million, of which $40 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase of $14 million in other computing infrastructure costs, the vast majority of which was for computing infrastructure provided by Amazon Web Services, and an increase of $7 million in data acquisition costs related to the Veeva Data Cloud product offering. Additionally, there was an increase of $6 million in costs of third-party contractors related to the development of our data products and an increase of $5 million in fees paid to salesforce.com, driven by an increase in the number of end users of our Veeva CRM solutions, and an increase of $5 million employee

Veeva Systems Inc. | Form 10-K	47

compensation-related costs. We expect cost of subscription services to increase in absolute dollars in the near term due to increased usage of our subscription services and increased data costs related to our Veeva Data Cloud offering.
Cost of professional services and other for the fiscal year ended January 31, 2022 increased $54 million, primarily due to an increase of $50 million in employee compensation-related costs (which includes an increase of $9 million in stock-based compensation and the impact of a 5% increase in salaries that we implemented for the majority of our employees on September 1, 2021 in response to unusual inflationary pressure and the demand environment for skilled employees). We expect cost of professional services and other to increase in absolute dollars in the near term as we add personnel to our global professional services organization and as a result of compensation increases in response to labor market conditions and inflationary pressure.
Gross margin for the fiscal years ended January 31, 2022 and 2021 was 73% and 72%, respectively. The slight increase compared to the prior period is due primarily to a more favorable mix of products and services, including increased revenue from R&D Solutions products and services that have a higher gross margin profile.
Operating Expenses and Operating Margin
Operating expenses include research and development, sales and marketing, and general and administrative expenses. As we continue to invest in our growth through hiring, we expect operating expenses and stock-based compensation to increase in absolute dollars and to slightly increase as a percentage of revenue in the future.
Research and Development

	Fiscal year ended January 31,
	2022	2021	% Change

	(dollars in thousands)
Research and development	$382,035	$294,220	30%
Percentage of total revenues	21%	20%

Research and development expenses for the fiscal year ended January 31, 2022 increased $88 million, primarily due to an increase of $83 million in employee compensation-related costs (which includes an increase of $20 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period, as well as the 5% increase in salaries discussed above. The expansion of our headcount in research and development is to support development work for the products that we offer or may offer in the future.
We expect research and development expenses to increase in absolute dollars and as a percentage of revenue in the future, primarily due to higher headcount and compensation increases for the reasons discussed above as we continue to invest in our product offerings.
Sales and Marketing

	Fiscal year ended January 31,
	2022	2021	% Change

	(dollars in thousands)
Sales and marketing	$288,061	$235,014	23%
Percentage of total revenues	16%	16%

Sales and marketing expenses for the fiscal year ended January 31, 2022 increased $53 million, due to an increase in employee compensation-related costs (which includes an increase of $16 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period, as well as the 5% increase in salaries discussed above.
We expect sales and marketing expenses to grow in absolute dollars in the future, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our product offerings, the impact of changes to our sales compensation plans, our continued expansion of our sales

48	Veeva Systems Inc. | Form 10-K

capacity across all our solutions, and as a result of compensation increases for the reasons discussed above. Additionally, we expect travel and entertainment costs to start to increase in the fiscal year ending January 31, 2023.
General and Administrative

	Fiscal year ended January 31,
	2022	2021	% Change

	(dollars in thousands)
General and administrative	$171,507	$149,113	15%
Percentage of total revenues	9%	10%

General and administrative expenses for the fiscal year ended January 31, 2022 increased $22 million, primarily due to an increase of $13 million in employee compensation-related costs (which includes an increase of $5 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period, as well as the 5% increase in salaries discussed above. Additionally, there was an increase of $5 million in professional services that primarily consisted of fees associated with on-going litigation.
We expect general and administrative expenses to continue to grow in absolute dollars in the future, primarily due to higher headcount, compensation increases for the reasons discussed above, investments in information technology infrastructure, and third-party fees, including fees associated with on-going litigation.
Other Income, Net

	Fiscal year ended January 31,
	2022	2021	% Change

	(dollars in thousands)
Other income, net	$6,815	$16,199	(58)%

Other income, net, for the fiscal year ended January 31, 2022 decreased $9 million, primarily due to a decrease in interest income, net, of $3 million, reflecting the lower interest rates on short-term investments, increases in amortization on investments of $3 million, and increases of foreign currency loss of $3 million.
We continue to experience foreign currency fluctuations primarily due to the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, British Pound Sterling, Hungarian Forint, and Chinese Yuan. We may continue to experience favorable or adverse foreign currency impacts due to volatility in these currencies.
Provision for Income Taxes

	Fiscal year ended January 31,
	2022	2021	% Change

	(dollars in thousands)
Income before income taxes	$512,311	$393,993	30%
Provision for income taxes	$84,921	$13,995	507%
Effective tax rate	16.6%	3.6%

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

Veeva Systems Inc. | Form 10-K	49

For the fiscal years ended January 31, 2022 and 2021, our effective tax rates were 16.6% and 3.6%, respectively. During the fiscal year ended January 31, 2022 as compared to the prior year period, our effective tax rate increased primarily due to a reduction in excess tax benefits related to equity compensation and an increase in valuation allowance within certain jurisdictions. We recognized such tax benefits in our provision for income taxes of $56 million and $81 million for the fiscal years ended January 31, 2022 and 2021, respectively.
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

50	Veeva Systems Inc. | Form 10-K

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Fiscal year ended January 31,
	2022	2021

	(in thousands)
Operating income on a GAAP basis	$505,496	$377,794
Stock-based compensation expense	234,636	185,001
Amortization of purchased intangibles	18,520	20,007
Operating income on a non-GAAP basis	$758,652	$582,802
Net income on a GAAP basis	$427,390	$379,998
Stock-based compensation expense	234,636	185,001
Amortization of purchased intangibles	18,520	20,007
Income tax effect on non-GAAP adjustments(1)	(75,827)	(111,795)
Net income on a non-GAAP basis	$604,719	$473,211
Diluted net income per share on a GAAP basis	$2.63	$2.36
Stock-based compensation expense	1.45	1.15
Amortization of purchased intangibles	0.11	0.12
Income tax effect on non-GAAP adjustments(1)	(0.46)	(0.69)
Diluted net income per share on a non-GAAP basis	$3.73	$2.94
(1) For the fiscal years ended January 31, 2022 and 2021, we used an estimated annual effective non-GAAP tax rate of 21%

Liquidity and Capital Resources

	Fiscal year ended January 31,
	2022	2021	2020

	(in thousands)
Net cash provided by operating activities	$764,463	$551,246	$437,375
Net cash used in investing activities	(346,152)	(333,634)	(516,910)
Net cash (used in) provided by financing activities	(4,140)	33,818	10,010
Effect of exchange rate changes on cash and cash equivalents	(4,657)	484	(2,856)
Net change in cash and cash equivalents	$409,514	$251,914	$(72,381)

Our principal sources of liquidity continue to be comprised of our existing cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. As of January 31, 2022, our cash, cash equivalents, and short-term investments totaled $2.4 billion, of which $97 million represented cash and cash equivalents held outside of the United States.
Our primary use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities, and overhead costs. Long-term cash requirements for items other than normal operating expenses could include the following: the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures, including the purchase and implementation of internal-use software applications.
Our non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States, except in certain designated jurisdictions that have an immaterial impact to our financial statements. As of January 31, 2022, we have not recorded any taxes, such as withholding taxes, associated with the foreign earnings that are indefinitely reinvested outside of the United States. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate additional funds we have designated as indefinitely reinvested outside the United States. Under currently enacted tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts may be subject to certain jurisdictional taxes.

Veeva Systems Inc. | Form 10-K	51

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
The following is a discussion of our cash flows for the year ended January 31, 2022 compared to the year ended January 31, 2021. For a discussion of our cash flows for the year ended January 31, 2021 compared to the year ended January 31, 2020, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2021, which is hereby incorporated by reference.
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
Net cash provided by operating activities was $764 million for the fiscal year ended January 31, 2022 compared to $551 million provided by operating activities for the fiscal year ended January 31, 2021. The $213 million increase in operating cash flow was primarily due to increased sales and the related cash collections. These increases were partially offset by larger operating expenses due to increases in headcount.
Our future cash flows from operating activities may be materially impacted as a result of the Tax Cuts and Jobs Act of 2017. The Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be so deferred, repealed or otherwise modified. If the requirement is not modified, it will materially reduce our cash flows beginning in fiscal 2023.
Cash Flows from Investing Activities
The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Net cash used in investing activities was $346 million for the fiscal year ended January 31, 2022 compared to $334 million used in investing activities for the fiscal year ended January 31, 2021. The $13 million increase in cash used in investing activities was primarily due to business acquisitions and an increase in investment in long-term assets of $8 million and $5 million, respectively.
Cash Flows from Financing Activities
The cash flows from financing activities relate primarily to stock option exercises offset by taxes paid on behalf of employees related to the net share settlement of RSUs. In June 2021, we began funding withholding taxes due on employee RSU awards by net share settlement, rather than our previous approach of requiring employees to either

52	Veeva Systems Inc. | Form 10-K

sell shares of our Class A common stock or pay the withholding taxes in cash to cover taxes due upon vesting of such awards.
Net cash used in financing activities was $4 million for the fiscal year ended January 31, 2022 compared to $34 million provided by financing activities for the fiscal year ended January 31, 2021. The $38 million decrease is primarily related to $55 million of cash used to pay employee taxes related to the net share settlement of RSUs, partially offset by an increase of $52 million in proceeds from employee stock option exercises due to increased stock option activity during the period.
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
Revenue Recognition
We derive our revenues primarily from subscription services and professional services. Some of our contracts with customers contain multiple performance obligations. The transaction price is allocated to the distinct performance obligations on a relative standalone selling price basis. Significant judgment is sometimes required in developing an estimate of the standalone selling price for each distinct performance obligation based on our overall pricing objectives, market conditions, and other factors, including other groupings such as customer type and geography. The standalone selling prices of our distinct performance obligations are reviewed on a periodic basis or when there are significant changes in facts and circumstances. Our pricing objectives, market conditions or other factors may change in the future resulting in changes to standalone selling prices that could impact the timing or amount of revenue recognition.
Business Combinations and Valuation of Acquired Intangible Assets
We allocate the purchase price of acquired companies to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions with respect to the valuation of intangible assets. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to future expected cash flows, future revenue growth, margins, customer retention rates, technology life, royalty rates, expected use of acquired assets, and discount rates. These factors are also considered in determining the useful life of the acquired intangible assets. These estimates are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recorded.

Veeva Systems Inc. | Form 10-K	53

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, British Pound Sterling, Hungarian Forint, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. We continue to experience foreign currency fluctuations primarily due to the periodic re-measurement of our foreign currency monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Changes in exchange rates may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the fiscal years ended January 31, 2022, 2021 and 2020, we had foreign currency losses of $1 million, gains of $2 million, and losses of $1 million, respectively.
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
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments totaling $2.4 billion as of January 31, 2022. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, foreign government bonds, and agency mortgage-backed securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $13 million market value reduction in our investment portfolio as of January 31, 2022. An immediate decrease of 100-basis points in interest rates would have increased the market value by $12 million as of January 31, 2022. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

54	Veeva Systems Inc. | Form 10-K

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
VEEVA SYSTEMS INC.

Veeva Systems Inc. | Form 10-K	55

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Veeva Systems Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Veeva Systems Inc. and subsidiaries (the Company) as of January 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

56	Veeva Systems Inc. | Form 10-K

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
Evaluation of the sufficiency of audit evidence over revenue
As discussed in Note 1 to the consolidated financial statements, the Company recorded $1,851 million of total revenues for the year ended January 31, 2022, of which $1,484 million was subscription services related, and $367 million was professional services related. Each of these categories of revenue has multiple service offerings, and the Company’s process for revenue recognition differs between them.
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
/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Santa Clara, California
March 30, 2022

Veeva Systems Inc. | Form 10-K	57

VEEVA SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)

	January 31, 2022	January 31, 2021

Assets
Current assets:
Cash and cash equivalents	$1,138,040	$730,504
Short-term investments	1,238,064	933,122
Accounts receivable, net of allowance for doubtful accounts of $473 and $193, respectively	631,134	564,387
Unbilled accounts receivable	63,266	47,206
Prepaid expenses and other current assets	36,679	35,607
Total current assets	3,107,183	2,310,826
Property and equipment, net	54,495	53,650
Deferred costs, net	33,106	42,072
Lease right-of-use assets	49,640	56,917
Goodwill	439,877	436,029
Intangible assets, net	101,940	114,595
Deferred income taxes	5,097	14,100
Other long-term assets	25,127	17,878
Total assets	$3,816,465	$3,046,067
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,348	$23,253
Accrued compensation and benefits	33,834	30,410
Accrued expenses and other current liabilities	36,109	30,982
Income tax payable	7,761	2,590
Deferred revenue	731,746	616,992
Lease liabilities	10,981	11,725
Total current liabilities	840,779	715,952
Deferred income taxes	2,216	1,835
Lease liabilities, noncurrent	43,607	51,393
Other long-term liabilities	18,226	10,567
Total liabilities	904,828	779,747
Commitments and contingencies (note 15)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 139,432,822 and 137,062,817 issued and outstanding at January 31, 2022 and January 31, 2021, respectively	2	2
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 14,763,775 and 14,993,991 issued and outstanding at January 31, 2022 and January 31, 2021, respectively	—	—
Additional paid-in capital	1,196,547	965,670
Accumulated other comprehensive (loss) income	(11,958)	992
Retained earnings	1,727,046	1,299,656
Total stockholders’ equity	2,911,637	2,266,320
Total liabilities and stockholders’ equity	$3,816,465	$3,046,067

See Notes to Consolidated Financial Statements.

58	Veeva Systems Inc. | Form 10-K

VEEVA SYSTEMS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Fiscal year ended January 31,
	2022	2021	2020

Revenues:
Subscription services	$1,483,976	$1,179,486	$896,294
Professional services and other	366,801	285,583	207,787
Total revenues	1,850,777	1,465,069	1,104,081
Cost of revenues(1):
Cost of subscription services	224,911	184,589	136,328
Cost of professional services and other	278,767	224,339	167,041
Total cost of revenues	503,678	408,928	303,369
Gross profit	1,347,099	1,056,141	800,712
Operating expenses(1):
Research and development	382,035	294,220	209,895
Sales and marketing	288,061	235,014	190,331
General and administrative	171,507	149,113	114,267
Total operating expenses	841,603	678,347	514,493
Operating income	505,496	377,794	286,219
Other income, net	6,815	16,199	27,478
Income before income taxes	512,311	393,993	313,697
Provision for income taxes	84,921	13,995	12,579
Net income	$427,390	$379,998	$301,118
Net income per share:
Basic	$2.79	$2.52	$2.04
Diluted	$2.63	$2.36	$1.90
Weighted-average shares used to compute net income per share:
Basic	153,251	150,666	147,796
Diluted	162,277	160,732	158,296
Other comprehensive income:
Net change in unrealized (loss) gain on available-for-sale investments, net of tax	$(9,872)	$985	$2,388
Net change in cumulative foreign currency translation loss	(3,078)	(453)	(2,857)
Comprehensive income	$414,440	$380,530	$300,649

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$4,795	$4,840	$2,638
Cost of professional services and other	36,293	27,698	17,518
Research and development	83,837	63,541	37,001
Sales and marketing	56,830	40,574	27,537
General and administrative	52,881	48,348	31,212
Total stock-based compensation	$234,636	$185,001	$115,906

See Notes to Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-K	59

VEEVA SYSTEMS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount

Balance at January 31, 2019	146,190,079	$1	$617,623	$619,197	$928	$1,237,749
Cumulative effect adjustment for Topic 842 adoption(1)	—	—	—	(657)	—	(657)
Issuance of common stock upon exercise of stock options	1,665,778	—	10,899	—	—	10,899
Issuance of common stock upon vesting of restricted stock units	1,239,726	—	—	—	—	—
Replacement award value in connection with business combination	—	—	657	—	—	657
Stock-based compensation expense	—	—	116,296	—	—	116,296
Other comprehensive loss	—	—	—	—	(468)	(468)
Net income	—	—	—	301,118	—	301,118
Balance at January 31, 2020	149,095,583	$1	$745,475	$919,658	$460	$1,665,594
Issuance of common stock upon exercise of stock options	1,839,723	1	34,815	—	—	34,816
Issuance of common stock upon vesting of restricted stock units	1,121,502	—	—	—	—	—
Stock-based compensation expense	—	—	185,380	—	—	185,380
Other comprehensive income	—	—	—	—	532	532
Net income	—	—	—	379,998	—	379,998
Balance at January 31, 2021	152,056,808	$2	$965,670	$1,299,656	$992	$2,266,320
Issuance of common stock upon exercise of stock options	1,476,898	—	51,538	—	—	51,538
Issuance of common stock upon vesting of restricted stock units	854,536	—	—	—	—	—
Shares withheld related to net share settlement	(191,645)	—	(56,398)	—	—	(56,398)
Stock-based compensation expense	—	—	235,737	—	—	235,737
Other comprehensive loss	—	—	—	—	(12,950)	(12,950)
Net income	—	—	—	427,390	—	427,390
Balance at January 31, 2022	154,196,597	$2	$1,196,547	$1,727,046	$(11,958)	$2,911,637
(1) We adopted Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842) using the modified retrospective method as of February 1, 2019 and elected the transition option that allows us not to restate the comparative periods in our financial statements in the year of adoption.

See Notes to Consolidated Financial Statements.

60	Veeva Systems Inc. | Form 10-K

VEEVA SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal year ended January 31,
	2022	2021	2020

Cash flows from operating activities
Net income	$427,390	$379,998	$301,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,448	29,455	19,859
Reduction of operating lease right-of-use assets	11,445	10,347	7,966
Amortization (accretion) of discount on short-term investments	6,264	3,134	(3,274)
Stock-based compensation	234,636	185,001	115,906
Amortization of deferred costs	26,050	20,677	20,521
Deferred income taxes	11,079	(1,048)	(6,663)
Gain on foreign currency from mark-to-market derivative	(782)	(365)	(120)
Bad debt expense (recovery)	272	(307)	244
Changes in operating assets and liabilities:
Accounts receivable	(67,020)	(174,067)	(55,531)
Unbilled accounts receivable	(16,060)	(14,387)	(14,555)
Deferred costs	(17,084)	(27,164)	(25,237)
Prepaid expenses and other current and long-term assets	(2,910)	(12,424)	(2,700)
Accounts payable	(2,997)	754	2,813
Accrued expenses and other current liabilities	9,439	13,889	(15,230)
Income taxes payable	5,275	(3,023)	1,131
Deferred revenue	116,144	147,479	97,753
Operating lease liabilities	(11,607)	(9,129)	(7,480)
Other long-term liabilities	7,481	2,426	854
Net cash provided by operating activities	764,463	551,246	437,375
Cash flows from investing activities
Purchases of short-term investments	(1,117,076)	(979,292)	(752,518)
Maturities and sales of short-term investments	792,918	654,341	688,091
Acquisitions, net of cash and restricted cash acquired	(7,780)	—	(448,162)
Long-term assets	(14,214)	(8,683)	(4,321)
Net cash used in investing activities	(346,152)	(333,634)	(516,910)
Cash flows from financing activities
Changes in lease liabilities - finance leases	(384)	(1,039)	(984)
Proceeds from exercise of common stock options	51,538	34,857	10,994
Taxes paid related to net share settlement of equity awards	(55,294)	—	—
Net cash (used in) provided by financing activities	(4,140)	33,818	10,010
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,657)	484	(2,856)
Net change in cash, cash equivalents, and restricted cash	409,514	251,914	(72,381)
Cash, cash equivalents, and restricted cash at beginning of period	731,711	479,797	552,178
Cash, cash equivalents, and restricted cash at end of period	$1,141,225	$731,711	$479,797

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$1,138,040	$730,504	$476,733
Restricted cash included in other long-term assets	3,185	1,207	3,064
Total cash, cash equivalents, and restricted cash at end of period	$1,141,225	$731,711	$479,797

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$58,627	$18,096	$14,289
Excess tax benefits from employee stock plans	$56,172	$80,661	$50,411
Non-cash investing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$(2,489)	$3,165	$567

See Notes to Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-K	61

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
•the realizability of deferred income tax assets and liabilities;
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

62	Veeva Systems Inc. | Form 10-K

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

Veeva Systems Inc. | Form 10-K	63

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
We do not require collateral from our customers and generally require payment within 30 days to 60 days of billing.
The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	January 31,
	2022	2021
Customer 1	10%	12%
Customer 2	10%	*
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
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets and commences once the asset is placed in service or ready for its intended use. Land is not depreciated. The estimated useful lives by asset classification are as follows:

Building	30 years
Land and building improvements	10 years	(land improvements) and estimated useful life of building (building improvements)
Equipment and computers	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining life of the lease term or estimated useful life

64	Veeva Systems Inc. | Form 10-K

Leases
We have operating leases for corporate offices. Additionally, we are the sublessor for certain office space.
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
We have one reporting unit and evaluate goodwill for impairment at the entity level. We completed our annual impairment test in our fourth quarter of the fiscal year ended January 31, 2022, which resulted in no impairment of the goodwill balance.
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

Veeva Systems Inc. | Form 10-K	65

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
Stock-based Compensation
We recognize compensation expense for all stock-based awards, including stock options and restricted stock units (RSUs), based on the estimate of fair value of the award at the grant date. The fair value of each option award is estimated on the grant date using either a Black-Scholes option-pricing model or a Monte Carlo simulation, to the extent market conditions exist, and a single option award approach. These models require that at the date of grant we determine the fair value of the underlying common stock, the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield of our common stock. The fair value of each RSU award is measured based on the closing stock price of our common stock on the date of grant. We account for forfeitures as they occur. The compensation expense is recognized using a straight-line basis over the requisite service periods of the awards, which is one to five years for RSUs and four to nine years for stock options.
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
We regularly assess the realizability of our deferred tax assets and establish a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We evaluate and weigh all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Generally, more weight is given to objectively verifiable evidence such as the cumulative income in recent years.

66	Veeva Systems Inc. | Form 10-K

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
Foreign Currency Exchange
Adjustments resulting from translating financial statements for those entities that do not have U.S. dollars as their functional currency are recorded as part of a separate component of the consolidated statements of comprehensive income. All assets and liabilities denominated in currencies other than U.S. dollars are translated into the U.S. dollar functional currency at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains and losses are included in the consolidated statements of comprehensive income for the period.
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
Loss Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
New Accounting Pronouncements Adopted in Fiscal 2022
Income Taxes
In December 2019, the Financial Accounting Standards Board (FASB) issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” which simplifies accounting guidance for certain tax matters. We adopted this standard effective February 1, 2021. The adoption of this new standard did not have a material impact on our consolidated financial statements.
Note 2. Acquisitions
Crossix
On November 1, 2019, we acquired 100% ownership of Crossix in exchange for total consideration of $428 million, which includes the impact of adjustments to purchase price associated with the cash and net working capital of the acquired entity at close. In addition, we granted certain Crossix employees equity retention awards valued at approximately $120 million in the aggregate, which will be expensed as share-based compensation over the remaining service period. Crossix brings Veeva additional depth in patient data and data analytics. Crossix’s existing data analytics offerings are complementary to our existing Commercial Cloud offerings, and we are using the Crossix Data Platform to build our Veeva Data Cloud offerings.

Veeva Systems Inc. | Form 10-K	67

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

Fiscal Year Ended January 31,

2020
Pro forma revenues	$1,153,497
Pro forma net income	$278,215
Pro forma net income per share:
Basic	$1.88
Diluted	$1.76

Physicians World
On November 7, 2019, we completed our acquisition of Physicians World in exchange for total cash consideration of $41 million, which includes the impact of adjustments to purchase price associated with the cash and net working capital of the acquired entity at close. In addition, we granted certain Physicians World employees equity retention awards valued at approximately $15 million in the aggregate. The acquisition of Physicians World makes it easier for our customers to get industry leading cloud software and services from a single vendor. The legacy Physicians World business is now part of our Veeva Digital Events offerings. Pro forma results of operations have not been presented because the effect of this acquisition was not material to our consolidated financial statements.
The following table summarizes the estimated fair values of the assets acquired, useful lives, and liabilities assumed at the acquisition date (in thousands):

	Useful life	Fair value
Net assets acquired		$1,221
Identifiable intangible assets:
Customer relationships	10 years	$7,700
Existing technology	6 years	3,300
Trade name and trademarks	5 years	700
Total purchased intangible assets		11,700
Goodwill		28,083
Total purchase consideration		$41,004

68	Veeva Systems Inc. | Form 10-K

Note 3. Short-Term Investments
At January 31, 2022, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$13,500	$—	$(15)	$13,485
Asset-backed securities	191,676	45	(1,432)	190,289
Commercial paper	29,432	—	(2)	29,430
Corporate notes and bonds	669,489	276	(5,856)	663,909
Foreign government bonds	24,577	13	(179)	24,411
U.S. agency obligations	27,978	12	(254)	27,736
U.S. treasury securities	290,513	46	(1,755)	288,804
Total available-for-sale securities	$1,247,165	$392	$(9,493)	$1,238,064

At January 31, 2021, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$17,350	$15	$(1)	$17,364
Asset-backed securities	125,833	745	(2)	126,576
Commercial paper	57,390	8	(2)	57,396
Corporate notes and bonds	428,710	2,360	(23)	431,047
Foreign government bonds	31,855	45	(2)	31,898
U.S. agency obligations	52,756	119	—	52,875
U.S. treasury securities	215,379	587	—	215,966
Total available-for-sale securities	$929,273	$3,879	$(30)	$933,122

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	January 31,
	2022	2021
Due in one year or less	$457,948	$428,155
Due in greater than one year	780,116	504,967
Total short-term investments	$1,238,064	$933,122

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. We intend to hold our securities to maturity and it is more likely than not we will hold these securities until recovery of the cost basis.

Veeva Systems Inc. | Form 10-K	69

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of January 31, 2022 (in thousands):

	Held for less than 12 months
	Fair value	Gross unrealized losses
Certificates of deposits	$5,985	$(15)
Asset-backed securities	177,056	(1,432)
Commercial paper	17,190	(2)
Corporate notes and bonds	571,099	(5,856)
Foreign government bonds	19,594	(179)
U.S. agency obligations	24,725	(254)
U.S. treasury securities	247,509	(1,756)

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

Asset values and gross unrealized losses of available-for-sale securities held for more than 12 months as of January 31, 2022 and 2021 were immaterial. There were no impairments considered other-than-temporary as of January 31, 2022 and 2021 as it is more likely than not we will hold these securities until recovery of the cost basis.
Note 4. Deferred Costs
Deferred costs, which consists of deferred sales commissions, were $33 million and $42 million as of January 31, 2022 and January 31, 2021, respectively. Amortization expense for the deferred costs included in sales and marketing expenses in the consolidated statements of comprehensive income was $26 million, $21 million, and $21 million for the fiscal years ended January 31, 2022, 2021, and 2020, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 5. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	January 31,
	2022	2021
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	22,392
Equipment and computers	3,581	8,847
Furniture and fixtures	15,040	13,452
Leasehold improvements	19,002	13,945
Construction in progress	730	606
	84,769	83,266
Less accumulated depreciation	(30,274)	(29,616)
Total property and equipment, net	$54,495	$53,650

70	Veeva Systems Inc. | Form 10-K

Total depreciation expense was $7 million, $9 million, and $9 million for the fiscal years ended January 31, 2022, 2021, and 2020, respectively. Land is not depreciated.
Note 6. Goodwill and Intangible Assets
Goodwill was $440 million and $436 million as of January 31, 2022 and January 31, 2021, respectively. The following schedule presents the details of goodwill as of January 31, 2022 (dollar amounts in thousands):

Balance as of January 31, 2020	$438,529
Purchase price goodwill reduction from Crossix tax adjustments	(2,500)
Balance as of January 31, 2021	436,029
Goodwill from business acquisitions	$3,848
Balance as of January 31, 2022	$439,877

The following schedule presents the details of intangible assets as of January 31, 2022 (dollar amounts in thousands):

	January 31, 2022
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(12,187)	$16,393	3.9
Customer relationships	113,157	(38,829)	74,328	7.0
Trade name and trademarks	13,900	(6,645)	7,255	2.8
Other intangibles	21,405	(17,441)	3,964	3.8
Total intangible assets	$177,042	$(75,102)	$101,940

The following schedule presents the details of intangible assets as of January 31, 2021 (dollar amounts in thousands):

	January 31, 2021
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$26,180	$(8,367)	$17,813	4.8
Customer relationships	110,643	(27,741)	82,902	8.0
Trade name and trademarks	13,900	(4,005)	9,895	3.8
Other intangibles	20,453	(16,468)	3,985	5.1
Total intangible assets	$171,176	$(56,581)	$114,595

Amortization expense associated with intangible assets was $19 million, $20 million, and $10 million for the fiscal years ended January 31, 2022, 2021, and 2020 respectively.
As of January 31, 2022, the estimated amortization expense for intangible assets, for the next five years and thereafter is as follows (in thousands):

Fiscal 2023	$19,463
Fiscal 2024	19,459
Fiscal 2025	18,557
Fiscal 2026	14,147
Fiscal 2027	8,922
Thereafter	21,392
Total	$101,940

Veeva Systems Inc. | Form 10-K	71

Note 7. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	January 31,
	2022	2021
Accrued commissions	$8,556	$7,498
Accrued bonus	4,677	4,134
Accrued vacation	5,546	4,716
Payroll tax payable	9,487	10,250
Accrued other compensation and benefits	5,568	3,812
Total accrued compensation and benefits	$33,834	$30,410
Accrued fees payable to salesforce.com	$6,521	$6,381
Taxes payable	9,743	13,598
Accrued third-party professional services subcontractors' fees	1,961	1,515
Other accrued expenses	17,884	9,488
Total accrued expenses and other current liabilities	$36,109	$30,982

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

72	Veeva Systems Inc. | Form 10-K

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2022 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$428,411	$—	$428,411
Corporate notes and bonds	—	5,853	5,853
Asset-backed securities	—	2,568	2,568
Short-term investments:
Certificates of deposits	—	13,485	13,485
Asset-backed securities	—	190,289	190,289
Commercial paper	—	29,430	29,430
Corporate notes and bonds	—	663,909	663,909
Foreign government bonds	—	24,411	24,411
U.S. agency obligations	—	27,736	27,736
U.S. Treasury securities	—	288,804	288,804
Foreign currency derivative contracts	—	1,222	1,222
Total financial assets	$428,411	$1,247,707	$1,676,118

The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2021 (in thousands):

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

Veeva Systems Inc. | Form 10-K	73

Balance Sheet Hedges
We enter into foreign currency forward contracts in order to hedge our foreign currency exposure. We account for derivative instruments at fair value with changes in the fair value recorded as a component of other income, net, in our consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. The realized foreign currency gains and losses were not material for any of the fiscal years ended January 31, 2022, 2021, and 2020.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	January 31,
	2022	2021
Notional amount of foreign currency derivative contracts	$87,097	$52,516
Fair value of foreign currency derivative contracts	85,876	52,148

Derivatives not designated as hedging instruments are presented as components of the following balance sheet items for the periods shown as follows (in thousands):

		January 31,
	Balance sheet presentation	2022	2021
Foreign currency derivative contracts - assets	Prepaid expenses and other current assets	$1,222	$440
Foreign currency derivative contracts - liabilities	Accrued expenses	—	72

Note 9. Income Taxes
The components of income before income taxes by U.S. and foreign jurisdictions were as follows for the periods shown (in thousands):

	Fiscal year ended January 31,
	2022	2021	2020
United States	$487,962	$378,042	$305,339
Foreign	24,349	15,951	8,358
Total	$512,311	$393,993	$313,697

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction.
Provision for income taxes consisted of the following for the periods shown (in thousands):

	Fiscal year ended January 31,
	2022	2021	2020
Current provision:
Federal	$53,426	$7,108	$11,143
State	12,580	4,763	4,695
Foreign	7,837	2,825	3,404
Total current provision	73,843	14,696	19,242
Deferred provision:
Federal	1,870	(816)	(1,063)
State	945	681	(517)
Foreign	8,264	(566)	(5,083)
Total deferred provision	11,079	(701)	(6,663)
Provision for income taxes	$84,921	$13,995	$12,579

74	Veeva Systems Inc. | Form 10-K

Provision for income taxes differed from the amount computed by applying the federal statutory income tax rate of 21% for each of the fiscal years ended January 31, 2022, 2021, and 2020 to income before income taxes as a result of the following for the periods shown (in thousands):

	Fiscal year ended January 31,
	2022	2021	2020
Federal tax statutory tax rate	$107,585	$82,739	$65,876
State taxes	11,035	4,401	3,035
Tax credits	(25,968)	(24,617)	(23,468)
Stock-based compensation	(29,715)	(54,488)	(34,569)
Valuation allowance	19,402	10,269	7,408
Foreign derived intangible income deduction (FDII)	(3,406)	(5,134)	(4,836)
Other(1)	5,988	825	(867)
Provision for income taxes	$84,921	$13,995	$12,579
(1) Prior period balances were adjusted to conform with current period presentation.

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities related to the following (in thousands):

	January 31,
	2022	2021
Deferred tax assets:
Accruals and reserves	$7,068	$13,494
Capitalized expenditures	10,477	—
Stock-based compensation	16,615	11,486
Net operating loss carryforward	21,850	29,318
Tax credit carryforward	34,725	29,624
Lease liabilities	13,813	15,932
Other(1)	2,955	977
Gross deferred tax assets	107,503	100,831
Valuation allowance	(48,484)	(31,318)
Total deferred tax assets	59,019	69,513
Deferred tax liabilities:
Intangible assets	(31,200)	(30,253)
Lease right-of-use assets	(12,497)	(14,438)
Deferred costs(1)	(10,552)	(11,481)
Other(1)	(1,889)	(1,076)
Total deferred tax liabilities	(56,138)	(57,248)
Net deferred tax assets	$2,881	$12,265
(1) Prior period balances were adjusted to conform with current period presentation.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance at the end of January 31, 2022 was primarily related to certain foreign and U.S. state deferred tax assets.
As of January 31, 2022, the net operating loss carryforwards for federal, state, and foreign income tax purposes were approximately $48 million, $69 million, and $31 million, respectively. The federal net operating losses do not expire, while the state and foreign net operating losses begin to expire in 2031 and 2026, respectively.
As of January 31, 2022, we had $54 million of California research and development tax credits available to offset future taxes which do not expire.
We evaluate tax positions for recognition using a more likely than not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. We classify unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as “other non-current liabilities” in the consolidated balance sheets. As of January 31, 2022, the total amount of gross

Veeva Systems Inc. | Form 10-K	75

unrecognized tax benefits was $25 million, of which $14 million, if recognized, would favorably impact our effective tax rate. The aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows for the periods shown (in thousands):

	Fiscal year ended January 31,
	2022	2021	2020
Beginning balance	$18,628	$14,515	$12,597
Increases related to tax positions taken during the prior period	3,218	96	796
Increases related to tax positions taken during the current period	4,122	4,126	3,420
Decreases related to tax positions taken during the prior period	—	(51)	(128)
Audit settlements	(195)	—	—
Lapse of statute of limitations	(532)	(58)	(2,170)
Ending balance	$25,241	$18,628	$14,515

Our policy is to classify interest and penalties associated with unrecognized tax benefits as a component of the provision for income taxes. Interest and penalties were not significant during fiscal year ended January 31, 2022.
We file tax returns in the United States for federal, California, and other states. Fiscal years ended January 31, 2017 and forward remain open to examination for federal income tax, and fiscal years ended January 31, 2018 and forward remain open to examination for California and other states. We file tax returns in multiple foreign jurisdictions. The fiscal years ended January 31, 2017 and forward remain open to examination in these foreign jurisdictions.
Note 10. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
From the deferred revenue balance at the beginning of the respective periods, we recognized $605 million, $464 million, and $353 million of subscription services revenue during the fiscal years ended January 31, 2022, 2021, and 2020, respectively. Professional services revenue recognized in the same periods from the deferred revenue balances at the beginning of the respective periods was immaterial.
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
As of January 31, 2022, approximately $1,507 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately 79% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
Unbilled Accounts Receivable
Unbilled accounts receivable consists of (i) a receivable primarily for the revenue recognized for professional services performed but not yet billed, which was $28 million and $20 million as of January 31, 2022 and January 31, 2021, respectively, and (ii) a contract asset primarily for revenue recognized from non-cancelable, multi-year orders in which fees increase annually but for which we are not contractually able to invoice until a future period, which was $36 million and $27 million as of January 31, 2022 and January 31, 2021, respectively.
Note 11. Leases
We have operating leases for corporate offices. Our leases have various expiration dates through 2030, some of which include options to extend the leases for up to nine years. Additionally, we are the sublessor for certain office space. Our sublease income for the fiscal years ended January 31, 2022 and 2021 was immaterial.
For the fiscal years ended January 31, 2022, 2021, and 2020, our operating lease expense was $14 million, $13 million, and $8 million, respectively.

76	Veeva Systems Inc. | Form 10-K

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal year ended January 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$13,800	$11,401
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,848	12,214

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	January 31,
	2022	2021
Lease right-of-use assets	$49,640	$56,917
Lease liabilities	$10,981	$11,347
Lease liabilities, noncurrent	43,607	51,393
Total operating lease liabilities	$54,588	$62,740
Weighted Average Remaining Lease Term	6.0 years	6.7 years
Weighted Average Discount Rate	3.7%	3.8%

As of January 31, 2022, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal 2023	$12,143
Fiscal 2024	11,942
Fiscal 2025	8,951
Fiscal 2026	7,251
Fiscal 2027	6,316
Thereafter	14,674
Total operating lease payments	61,277
Less imputed interest	6,689
Total operating lease liabilities	$54,588

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
As of January 31, 2022, we had 139,432,822 shares of Class A common stock and 14,763,775 shares of Class B common stock outstanding.
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

Veeva Systems Inc. | Form 10-K	77

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

78	Veeva Systems Inc. | Form 10-K

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
As of January 31, 2022, the number of shares of our Class A common stock available for issuance under the 2013 EIP was 38,720,277 plus any shares of our Class B common stock subject to awards under the 2012 EIP and the 2007 Plan that expire or lapse unexercised or, with respect to shares issued pursuant to such awards, are forfeited or repurchased by us after the date of our IPO on October 15, 2013. The number of shares available for issuance under the 2013 EIP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 13.75 million shares, (b) 5% of the shares of all classes of our common stock outstanding on the last business day of the prior fiscal year, or (c) the number of shares determined by our board of directors. During our fiscal year ended January 31, 2022, our board of directors determined to add 6,082,272 shares of common stock to the 2013 EIP.
2013 Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (ESPP) was adopted by our board of directors in August 2013 and our stockholders approved it in September 2013. The ESPP became effective as of our IPO registration statement on Form S-1, on October 15, 2013. Our ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (Code). The ESPP was approved with a reserve of 4 million shares of Class A common stock for future issuance under various terms provided for in the ESPP. As of January 31, 2022, the number of shares available for issuance under our ESPP was 4,897,856. The number of shares available for issuance under the ESPP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 2.2 million shares, (b) 1% of the shares of all classes of our common stock outstanding on the last business day of the prior fiscal year or (c) the number of shares determined by our board of directors. During our fiscal year ended January 31, 2022, our board of directors determined no additional shares were to be made available for issuance under the ESPP.
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

Veeva Systems Inc. | Form 10-K	79

Stock Option Activity
The 2007 Stock Plan and the 2012 EIP provided, and the 2013 EIP provides, for the issuance of incentive and nonstatutory options to employees, consultants and non-employee directors. Options issued under and outside of the 2007 Plan generally are exercisable for periods not to exceed 10 years and generally vest over four to five years. Options issued under the 2012 EIP and 2013 EIP generally are exercisable for periods not to exceed 10 years and generally vest over four years, with certain options vesting over five to nine years. A summary of stock option activity for the fiscal year ended January 31, 2022 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2021	12,761,289	$57.48	5.0	$2,794
Options granted	1,155,396	277.06
Options exercised	(1,476,898)	34.90
Options forfeited/cancelled	(349,265)	172.64
Options outstanding at January 31, 2022	12,090,522	$77.89	4.6	$1,964
Options vested and exercisable at January 31, 2022	7,203,834	$32.35	2.8	$1,472
Options vested and exercisable at January 31, 2022 and expected to vest thereafter	12,090,522	$77.89	4.6	$1,964

The options granted during the fiscal year ended January 31, 2022 were predominantly made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $108.42, $71.86, and $60.05 for the fiscal years ended January 31, 2022, 2021, and 2020, respectively.
As of January 31, 2022, there was $229 million in unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 2.6 years.
As of January 31, 2022, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
Our closing stock price as reported on the New York Stock Exchange as of January 31, 2022, the last trading day of fiscal year 2022 was $236.54. The total intrinsic value of options exercised was approximately $363 million for the fiscal year ended January 31, 2022.
Stock Option Valuation Assumptions
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Fiscal year ended January 31,
	2022			2021			2020
Volatility	37%	-	39%	39%	-	42%	39%	-	41%
Expected term (in years)	6.25			6.25	-	7.25	5.64	-	6.61
Risk-free interest rate	0.70%	-	1.60%	0.33%	-	1.43%	1.39%	-	2.52%
Dividend yield	—%			—%			—%

80	Veeva Systems Inc. | Form 10-K

Restricted Stock Units
The 2013 EIP provides for the issuance of RSUs to employees. RSUs issued under the 2013 EIP generally vest over one to five years. A summary of RSU activity for the fiscal year ended January 31, 2022 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2021	1,032,215	$121.98
RSUs granted	518,172	277.79
RSUs vested	(854,536)	173.01
RSUs forfeited / cancelled	(76,463)	175.88
Balance at January 31, 2022	619,388	175.23

As of January 31, 2022, there was a total of $90 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 1.2 years. The total intrinsic value of RSUs vested was $246 million for the fiscal year ended January 31, 2022.
Note 13. Other Income
Other income, net, consisted of the following (in thousands):

	Fiscal year ended January 31,
	2022	2021	2020
Foreign currency (loss) gain	$(714)	$2,275	$(708)
(Amortization) accretion on investments	(7,201)	(3,082)	3,001
Interest income, net	14,730	15,859	25,185
Miscellaneous income	—	1,147	—
Other income, net	$6,815	$16,199	$27,478

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

Veeva Systems Inc. | Form 10-K	81

The numerators and denominators of the basic and diluted net income per share computations for our common stock are calculated as follows (in thousands, except per share data):

	Fiscal year ended January 31,
	2022		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income, basic	$386,180	$41,210	$341,866	$38,132	$266,104	$35,014
Denominator
Weighted average shares used in computing net income per share, basic	138,474	14,777	135,547	15,119	130,610	17,186
Net income per share, basic	$2.79	$2.79	$2.52	$2.52	$2.04	$2.04
Diluted
Numerator
Net income, basic	$386,180	$41,210	$341,866	$38,132	$266,104	$35,014
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	41,210	—	38,132	—	35,014	—
Reallocation of net income to Class B common stock	—	21,480	—	21,409	—	17,652
Net income, diluted	$427,390	$62,690	$379,998	$59,541	$301,118	$52,666
Denominator
Number of shares used for basic net income per share computation	138,474	14,777	135,547	15,119	130,610	17,186
Conversion of Class B to Class A common stock	14,777	—	15,119	—	17,186	—
Effect of potentially dilutive common shares	9,026	9,026	10,066	10,066	10,500	10,500
Weighted average shares used in computing net income per share, diluted	162,277	23,803	160,732	25,185	158,296	27,686
Net income per share, diluted	$2.63	$2.63	$2.36	$2.36	$1.90	$1.90

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Fiscal year ended January 31,
	2022	2021	2020
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	958,476	1,045,222	1,461,255

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

82	Veeva Systems Inc. | Form 10-K

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
Fact discovery is largely complete and we expect to complete expert discovery by November 2022.While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of gain or loss, if any, that could result from the OpenData and Network Action, we believe that IQVIA’s claims lack merit and that our counterclaims warrant injunctive relief and monetary damages for Veeva.
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
On August 21, 2020, the District of New Jersey consolidated the Veeva Nitro Action and IQVIA Declaratory Action, and stayed both actions pending conclusion of the OpenData and Network Action. On September 21, 2021, the court lifted the stay. We expect to complete fact discovery by June 2022, and to complete expert discovery by November 2022.

Veeva Systems Inc. | Form 10-K	83

On March 22, 2022, IQVIA submitted a letter seeking permission to file a motion for partial judgment on the pleadings under Federal Rule of Civil Procedure 12(c). If filed, the motion would seek judgment against Veeva on four of five federal antitrust claims and the common law claim for intentional interference with contractual relations. The court has not ruled on IQVIA's request.
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
Fact discovery is now completed. On April 24, 2020, Medidata filed a motion for partial summary judgment on its claims for trade secret misappropriation as well as several of Veeva’s affirmative defenses. On May 15, 2020, we filed a motion for summary judgment on all of Medidata’s claims. On February 9, 2021, the court issued its ruling granting summary judgment in favor of Veeva as to certain of Medidata's claims and in favor of Medidata as to certain of Veeva's affirmative defenses. The trial in this matter is currently set for July 18, 2022. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that Medidata’s claims lack merit.
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
Note 16. Revenues by Product
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
The prior period revenue balances in the table below have been adjusted to reflect the current period presentation of our product areas. There were no changes to the aggregate amounts reported within our consolidated statements of comprehensive income.

84	Veeva Systems Inc. | Form 10-K

Total revenues consist of the following (in thousands):

	Fiscal year ended January 31,
	2022	2021	2020
Subscription services
Commercial Solutions	$876,458	$744,856	$593,562
R&D Solutions	607,518	434,630	302,732
Total subscription services	1,483,976	1,179,486	896,294
Professional services
Commercial Solutions	165,086	142,003	103,825
R&D Solutions	201,715	143,580	103,962
Total professional services	366,801	285,583	207,787
Total revenues	$1,850,777	$1,465,069	$1,104,081

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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Fiscal year ended January 31,
	2022	2021	2020
North America	$1,063,770	$838,192	$607,704
Europe	509,127	400,790	310,215
Asia Pacific	225,968	183,848	151,052
Middle East, Africa, and Latin America	51,912	42,239	35,110
Total revenues	$1,850,777	$1,465,069	$1,104,081

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	January 31,
	2022	2021
North America	$45,625	$46,285
Europe	6,135	5,525
Asia Pacific	1,335	1,359
Middle East, Africa, and Latin America	1,400	481
Total long-lived assets	$54,495	$53,650

Note 18. 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees as well as a Registered Retirement Savings Plan (RRSP) for eligible employees in Canada. Under the 401(k) plan, we match up to $2,000 per employee per year. Under the RRSP plan, we also match up to $2,000 per employee per year. For the fiscal years ended January 31, 2022, 2021, and 2020, total expense related to these plans was $7 million, $6 million, and $4 million, respectively.
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Veeva Systems Inc. | Form 10-K	85

Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Management’s Annual Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2022 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.     OTHER INFORMATION.

86	Veeva Systems Inc. | Form 10-K

None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.
PART III.
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 annual meeting of stockholders (Proxy Statement), which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2022, and is incorporated in this report by reference.
ITEM 11.     EXECUTIVE COMPENSATION.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2022 and is incorporated in this report by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2022 and is incorporated in this report by reference.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2022 and is incorporated in this report by reference.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2022 and is incorporated in this report by reference.
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

Veeva Systems Inc. | Form 10-K	87

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	6/28/2021

3.2	Amended and Restated Bylaws of Veeva Systems Inc.	8-K	001-36121	3.2	6/28/2021

4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-191085	4.1	10/3/2013

4.2	Description of Capital Stock.					X

10.1	Data Processing Addendum, dated April 4, 2014, to Value-Added Reseller Agreement, between Registrant and salesforce.com, inc., as amended.	10-Q	001-36121	10.1	6/6/2014

10.2	Purchase and Sale Agreement, dated June 11, 2014, between Registrant and The Duffield Family Foundation, as amended July 16, 2014.	10-Q	001-36121	10.1	9/11/2014

10.3	Description of Non-Employee Director Compensation.	10-Q	001-36121	10.1	9/3/2021

10.4*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.	8-K	001-36121	10.1	2/1/2021

10.5*	2007 Stock Plan and forms of agreements thereunder.	S-1	333-191085	10.2	9/11/2013

10.6*	2012 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-191085	10.3	9/11/2013

10.7*	2013 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-36121	10.7	3/30/2021

10.8*	2013 Employee Stock Purchase Plan.	S-1/A	333-191085	10.5	10/3/2013

10.9**	Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended December 3, 2010, December 13, 2010, April 15, 2011, August 23, 2011, September 29, 2011, April 3, 2012 and May 24, 2012.	S-1/A	333-191085	10.7	9/20/2013

10.10**	Eighth Amendment, dated March 3, 2014, to Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended.	8-K	001-36121	10.1	3/4/2014

10.11*	Offer letter, dated June 20, 2013, between Peter P. Gassner and the Registrant.	S-1	333-191085	10.8	9/11/2013

10.12*	Offer letter, dated August 14, 2012, between Jonathan W. Faddis and the Registrant.	10-Q	001-36121	10.1	6/4/2015
10.13	Data Processing Addendum, dated January 23, 2016, to Value-Added Reseller Agreement, between Registrant and salesforce.com, inc., as amended.	10-K	001-36121	10.17	3/31/2016

10.14*	Offer letter, dated February 20, 2015, between Alan V. Mateo and the Registrant.	10-Q	001-36121	10.1	6/8/2016

10.15*	Offer letter, dated January 23, 2013, between E. Nitsa Zuppas and the Registrant.	10-Q	001-36121	10.2	6/8/2016

10.16	Ninth Amendment, dated August 11, 2016, to Amended and Restated Value-Added Reseller Agreement, between salesforce.com, inc. and the Registrant, as amended.	10-Q	001-36121	10.1	9/8/2016

10.17*	Offer Letter, dated January 15, 2016, between Frederic Lequient and the Registrant.	10-Q	001-36121	10.1	6/8/2017

88	Veeva Systems Inc. | Form 10-K

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.18*	2013 Equity Incentive Plan Forms of Notice of Stock Option Grants to Peter P. Gassner.	10-K	001-36121	10.22	3/30/2018

10.19*	Offer Letter, dated March 17, 2019, between Tom Schwenger and the Registrant.	10-Q	001-36121	10.1	6/4/2020

10.20*	Offer Letter, dated April 19, 2020, between Brent Bowman and the Registrant.	8-K	001-36121	10.1	8/31/2020

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see page 90 of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Schema Linkbase Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 30th day of March, 2022.

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

Veeva Systems Inc. | Form 10-K	90

Signature	Title	Date

/s/ Peter P. Gassner	Chief Executive Officer and Director	March 30, 2022
Peter P. Gassner	(Principal Executive Officer)

/s/ Brent Bowman	Chief Financial Officer	March 30, 2022
Brent Bowman	(Principal Financial Officer)

/s/ Michele O'Connor	Chief Accounting Officer	March 30, 2022
Michele O'Connor	(Principal Accounting Officer)

/s/ Tim Cabral	Director	March 30, 2022
Tim Cabral

/s/ Mark Carges	Director	March 30, 2022
Mark Carges

/s/ Paul Chamberlain	Director	March 30, 2022
Paul Chamberlain

/s/ Ronald E.F. Codd	Director	March 30, 2022
Ronald E.F. Codd

/s/ Mary Lynne Hedley	Director	March 30, 2022
Mary Lynne Hedley

/s/ Priscilla Hung	Director	March 30, 2022
Priscilla Hung

/s/ Nimrata Khatra Hunt	Director	March 30, 2022
Nimrata Khatra Hunt

/s/ Marshall Mohr	Director	March 30, 2022
Marshall Mohr

/s/ Gordon Ritter	Chairman of the Board of Directors	March 30, 2022
Gordon Ritter

/s/ Paul Sekhri	Director	March 30, 2022
Paul Sekhri

/s/ Matthew J. Wallach	Director	March 30, 2022
Matthew J. Wallach

91	Veeva Systems Inc. | Form 10-K