Form 10-Q
period 2022-04-30
VEEVA SYSTEMS INC
filed 2022-06-03
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 1, 2022, there were 140,081,514 shares of the Registrant’s Class A common stock outstanding and 14,765,491 shares of the Registrant’s Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)
(Unaudited)

	April 30, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,239,998	$1,138,040
Short-term investments	1,598,555	1,238,064
Accounts receivable, net of allowance for doubtful accounts of $448 and $473, respectively	329,677	631,134
Unbilled accounts receivable	61,971	63,266
Prepaid expenses and other current assets	45,094	36,679
Total current assets	3,275,295	3,107,183
Property and equipment, net	53,816	54,495
Deferred costs, net	30,192	33,106
Lease right-of-use assets	48,887	49,640
Goodwill	439,877	439,877
Intangible assets, net	97,194	101,940
Deferred income taxes	40,674	5,097
Other long-term assets	25,287	25,127
Total assets	$4,011,222	$3,816,465
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,404	$20,348
Accrued compensation and benefits	33,214	33,834
Accrued expenses and other current liabilities	33,931	36,109
Income tax payable	50,984	7,761
Deferred revenue	723,721	731,746
Lease liabilities	11,606	10,981
Total current liabilities	878,860	840,779
Deferred income taxes	1,725	2,216
Lease liabilities, noncurrent	42,462	43,607
Other long-term liabilities	19,900	18,226
Total liabilities	942,947	904,828
Commitments and contingencies (note 13)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 140,032,529 and 139,432,822 issued and outstanding at April 30, 2022 and January 31, 2022, respectively	2	2
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 14,765,431 and 14,763,775 issued and outstanding at April 30, 2022 and January 31, 2022, respectively	—	—
Additional paid-in capital	1,265,323	1,196,547
Accumulated other comprehensive loss	(24,211)	(11,958)
Retained earnings	1,827,161	1,727,046
Total stockholders’ equity	3,068,275	2,911,637
Total liabilities and stockholders’ equity	$4,011,222	$3,816,465

See Notes to Condensed Consolidated Financial Statements.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended April 30,
	2022	2021

Revenues:
Subscription services	$402,632	$341,119
Professional services and other	102,470	92,454
Total revenues	505,102	433,573
Cost of revenues(1):
Cost of subscription services	58,953	51,217
Cost of professional services and other	80,562	64,919
Total cost of revenues	139,515	116,136
Gross profit	365,587	317,437
Operating expenses(1):
Research and development	113,475	83,226
Sales and marketing	76,115	64,610
General and administrative	48,325	41,155
Total operating expenses	237,915	188,991
Operating income	127,672	128,446
Other income, net	2,709	4,564
Income before income taxes	130,381	133,010
Provision for income taxes	30,266	17,443
Net income	$100,115	$115,567
Net income per share:
Basic	$0.65	$0.76
Diluted	$0.62	$0.71
Weighted-average shares used to compute net income per share:
Basic	154,514	152,444
Diluted	161,928	162,213
Other comprehensive income:
Net change in unrealized loss on available-for-sale investments	$(10,999)	$(1,086)
Net change in cumulative foreign currency translation loss	(1,254)	(2,213)
Comprehensive income	$87,862	$112,268

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$1,277	$906
Cost of professional services and other	9,990	7,422
Research and development	25,823	16,837
Sales and marketing	16,893	11,555
General and administrative	13,151	11,769
Total stock-based compensation	$67,134	$48,489

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended April 30, 2022
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount

Balances at beginning of period	154,196,597	$2	$1,196,547	$1,727,046	$(11,958)	$2,911,637
Issuance of common stock upon exercise of stock options	482,436	—	16,291	—	—	16,291
Issuance of common stock upon vesting of restricted stock units	185,800	—	—	—	—	—
Shares withheld related to net share settlement	(66,873)	—	(14,910)	—	—	(14,910)
Stock-based compensation expense	—	—	67,395	—	—	67,395
Change in other comprehensive loss	—	—	—	—	(12,253)	(12,253)
Net income	—	—	—	100,115	—	100,115
Balances at end of period	154,797,960	$2	$1,265,323	$1,827,161	$(24,211)	$3,068,275

	Three months ended April 30, 2021
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount

Balances at beginning of period	152,056,808	$2	$965,670	$1,299,656	$992	$2,266,320
Issuance of common stock upon exercise of stock options	485,037	—	17,600	—	—	17,600
Issuance of common stock upon vesting of restricted stock units	258,511	—	—	—	—	—
Stock-based compensation expense	—	—	48,793	—	—	48,793
Change in other comprehensive loss	—	—	—	—	(3,296)	(3,296)
Net income	—	—	—	115,567	—	115,567
Balances at end of period	152,800,356	$2	$1,032,063	$1,415,223	$(2,304)	$2,444,984

See Notes to Condensed Consolidated Financial Statements.

6	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended April 30,
	2022	2021

Cash flows from operating activities
Net income	$100,115	$115,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,058	6,628
Reduction of operating lease right-of-use assets	2,948	2,827
Amortization of discount on short-term investments	1,056	1,542
Stock-based compensation	67,134	48,489
Amortization of deferred costs	5,993	6,355
Deferred income taxes	(32,432)	5,242
(Gain) loss on foreign currency from mark-to-market derivative	(582)	431
Bad debt (recovery) expense	(25)	159
Changes in operating assets and liabilities:
Accounts receivable	301,482	301,732
Unbilled accounts receivable	1,295	(4,161)
Deferred costs	(3,079)	(4,290)
Prepaid expenses and other current and long-term assets	(7,563)	2,737
Accounts payable	5,121	(6,794)
Accrued expenses and other current liabilities	(2,336)	6,967
Income taxes payable	43,223	3,709
Deferred revenue	(7,471)	(8,176)
Operating lease liabilities	(2,031)	(2,748)
Other long-term liabilities	1,121	2,169
Net cash provided by operating activities	481,027	478,385
Cash flows from investing activities
Purchases of short-term investments	(572,344)	(256,938)
Maturities and sales of short-term investments	196,190	221,645
Long-term assets	(2,333)	(2,656)
Net cash used in investing activities	(378,487)	(37,949)
Cash flows from financing activities
Changes in lease liabilities - finance leases	—	(286)
Proceeds from exercise of common stock options	16,291	17,091
Taxes paid related to net share settlement of equity awards	(14,999)	—
Net cash provided by financing activities	1,292	16,805
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,874)	(2,765)
Net change in cash, cash equivalents, and restricted cash	101,958	454,476
Cash, cash equivalents, and restricted cash at beginning of period	1,141,225	731,712
Cash, cash equivalents, and restricted cash at end of period	$1,243,183	$1,186,188

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$1,239,998	$1,184,980
Restricted cash included in other long-term assets	3,185	1,208
Total cash, cash equivalents, and restricted cash at end of period	$1,243,183	$1,186,188

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$18,189	$5,133
Excess tax benefits from employee stock plans	$4,907	$17,451
Non-cash investing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$(438)	$806

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

VEEVA SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Business and Significant Accounting Policies
Description of Business
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our offerings span cloud software, data, analytics, professional services, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (R&D) to commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. Our Commercial Solutions help life sciences companies achieve better, more intelligent engagement with healthcare professionals and healthcare organizations across multiple communication channels, and plan and execute more effective media and marketing campaigns. Our R&D Solutions for the clinical, quality, regulatory, and safety functions help life sciences companies streamline their end-to-end product development processes to increase operational efficiency and maintain regulatory compliance throughout the product life cycle. We also bring the benefits of our content and data management solutions to a set of customers outside of life sciences in the consumer product and chemical industries. Our fiscal year end is January 31.
Principles of Consolidation and Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting and include the accounts of our wholly-owned subsidiaries after elimination of intercompany accounts and transactions. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed on March 30, 2022. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.
The unaudited condensed consolidated balance sheet as of January 31, 2022 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive income, and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2023 or any other period.
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
•the realizability of deferred income tax assets and liabilities;
•the fair value of our stock-based awards.
As future events cannot be determined with precision, actual results could differ significantly from those estimates.

8	Veeva Systems Inc. | Form 10-Q

Note 2. Short-Term Investments
At April 30, 2022, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$63,710	$13	$(69)	$63,654
Asset-backed securities	239,639	6	(3,465)	236,180
Commercial paper	151,341	14	(93)	151,262
Corporate notes and bonds	802,603	58	(15,100)	787,561
Foreign government bonds	24,521	4	(425)	24,100
U.S. agency obligations	27,982	10	(622)	27,370
U.S. treasury securities	312,468	20	(4,060)	308,428
Total available-for-sale securities	$1,622,264	$125	$(23,834)	$1,598,555

At January 31, 2022, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$13,500	$—	$(15)	$13,485
Asset-backed securities	191,676	45	(1,432)	190,289
Commercial paper	29,432	—	(2)	29,430
Corporate notes and bonds	669,489	276	(5,856)	663,909
Foreign government bonds	24,577	13	(179)	24,411
U.S. agency obligations	27,978	12	(254)	27,736
U.S. treasury securities	290,513	46	(1,755)	288,804
Total available-for-sale securities	$1,247,165	$392	$(9,493)	$1,238,064

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	April 30, 2022	January 31, 2022
Due in one year or less	$666,232	$457,948
Due in greater than one year	932,323	780,116
Total	$1,598,555	$1,238,064

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. We intend to hold our securities to maturity and it is more likely than not that we will hold these securities until recovery of the cost basis.

Veeva Systems Inc. | Form 10-Q	9

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of April 30, 2022 (in thousands):

	Held for less than 12 months
	Fair value	Gross unrealized losses
Certificates of deposits	$33,641	$(69)
Asset-backed securities	227,959	(3,465)
Commercial paper	112,904	(93)
Corporate notes and bonds	730,194	(15,100)
Foreign government bonds	20,516	(425)
U.S. agency obligations	24,360	(622)
U.S. treasury securities	270,888	(4,060)

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

Asset values and gross unrealized losses of available-for-sale securities held for more than 12 months as of April 30, 2022 and January 31, 2022 were immaterial.
Note 3. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $30 million and $33 million as of April 30, 2022 and January 31, 2022, respectively. Amortization expense for the deferred costs included in sales and marketing expenses in the condensed consolidated statements of comprehensive income was $6 million for each of the three months ended April 30, 2022 and 2021. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 4. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	April 30, 2022	January 31, 2022
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	22,392
Equipment and computers	2,246	3,581
Furniture and fixtures	15,480	15,040
Leasehold improvements	19,704	19,002
Construction in progress	325	730
	84,171	84,769
Less accumulated depreciation	(30,355)	(30,274)
Total property and equipment, net	$53,816	$54,495

10	Veeva Systems Inc. | Form 10-Q

Total depreciation expense was $2 million for each of the three months ended April 30, 2022 and 2021. Land is not depreciated.
Note 5. Goodwill and Intangible Assets
Goodwill was $440 million as of April 30, 2022 and January 31, 2022.
The following schedule presents the details of intangible assets as of April 30, 2022 (dollar amounts in thousands):

	April 30, 2022
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(13,219)	$15,361	3.7
Customer relationships	113,157	(41,624)	71,533	6.8
Trade name/trademarks	13,900	(7,289)	6,611	2.5
Other intangibles	21,405	(17,716)	3,689	3.6
	$177,042	$(79,848)	$97,194

The following schedule presents the details of intangible assets as of January 31, 2022 (dollar amounts in thousands):

	January 31, 2022
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(12,187)	$16,393	3.9
Customer relationships	113,157	(38,829)	74,328	7.0
Trade name/trademarks	13,900	(6,645)	7,255	2.8
Other intangibles	21,405	(17,441)	3,964	3.8
	$177,042	$(75,102)	$101,940

Amortization expense associated with intangible assets was $5 million for the three months ended April 30, 2022, and $4 million for the three months ended April 30, 2021.
As of April 30, 2022, the estimated amortization expense for intangible assets was as follows (in thousands):

Fiscal Year	Estimated amortization expense
Remaining for 2023	$14,717
2024	19,459
2025	18,557
2026	14,147
2027	8,922
Thereafter	21,392
Total	$97,194

Veeva Systems Inc. | Form 10-Q	11

Note 6. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	April 30, 2022	January 31, 2022
Accrued commissions	$6,445	$8,556
Accrued bonus	3,245	4,677
Accrued vacation (1)	6,728	5,546
Payroll tax payable	10,031	9,487
Accrued other compensation and benefits	6,765	5,568
Total accrued compensation and benefits	$33,214	$33,834
Accrued fees payable to salesforce.com	6,672	$6,521
Taxes payable	8,252	9,743
Accrued third-party professional services subcontractors' fees	2,326	1,961
Other accrued expenses	16,681	17,884
Total accrued expenses and other current liabilities	$33,931	$36,109

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of April 30, 2022 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$521,734	$—	$521,734
Certificates of deposit	—	12,000	12,000
U.S. treasury securities	—	69,960	69,960
Commercial paper	—	59,043	59,043
Corporate notes and bonds	—	6,846	6,846
Asset-backed securities	—	2,545	2,545
Short-term investments:
Certificates of deposit	—	63,654	63,654
Asset-backed securities	—	236,180	236,180
Commercial paper	—	151,262	151,262
Corporate notes and bonds	—	787,561	787,561
Foreign government bonds	—	24,100	24,100
U.S. agency obligations	—	27,370	27,370
U.S. treasury securities	—	308,428	308,428
Foreign currency derivative contracts	—	1,804	1,804
Total financial assets	$521,734	$1,750,753	$2,272,487

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2022 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$428,411	$—	$428,411
Corporate notes and bonds	—	5,853	5,853
Asset-backed securities	—	2,568	2,568
Short-term investments:
Certificates of deposit	—	13,485	13,485
Asset-backed securities	—	190,289	190,289
Commercial paper	—	29,430	29,430
Corporate notes and bonds	—	663,909	663,909
Foreign government bonds	—	24,411	24,411
U.S. agency obligations	—	27,736	27,736
U.S. treasury securities	—	288,804	288,804
Foreign currency derivative contracts	—	1,222	1,222
Total financial assets	$428,411	$1,247,707	$1,676,118

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

Balance Sheet Hedges
We enter into foreign currency forward contracts in order to hedge our foreign currency exposure. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore, we account for them at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. We recognized realized foreign currency gains of $4 million and $1 million for the three months ended April 30, 2022 and 2021, respectively.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	April 30, 2022	January 31, 2022
Notional amount of foreign currency derivative contracts	$64,483	$87,097
Fair value of foreign currency derivative contracts	62,680	85,876

Details on outstanding balance sheet hedges are presented below as of the date shown below (in thousands):

Derivatives not designated as hedging instruments	Balance sheet location	April 30, 2022	January 31, 2022
Derivative Assets
Foreign currency derivative contracts	Prepaid expenses and other current assets	$1,804	$1,222

Note 8. Income Taxes
For the three months ended April 30, 2022 and 2021, our effective tax rates were 23.2% and 13.1%, respectively. During the three months ended April 30, 2022, as compared to the prior year period, our effective tax rate increased primarily due to a reduction in excess tax benefits related to equity compensation. We recognized excess tax benefits in our provision for income taxes of $5 million and $17 million for the three months ended April 30, 2022 and 2021, respectively.
Note 9. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Of the beginning deferred revenue balance for the respective periods, we recognized $294 million of subscription services revenue during the three months ended April 30, 2022, and $249 million for the three months ended April 30, 2021, respectively. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was immaterial.
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
As of April 30, 2022, approximately $1,493 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately 77% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
Unbilled Accounts Receivable
Unbilled accounts receivable consists of (i) a receivable primarily for the revenue recognized for professional services performed but not yet billed, which were $32 million and $28 million as of April 30, 2022 and January 31, 2022, respectively, and (ii) a contract asset primarily for revenue recognized from non-cancelable, multi-year orders in which fees increase annually but for which we are not contractually able to invoice until a future period, which were $30 million and $36 million as of April 30, 2022 and January 31, 2022, respectively.

14	Veeva Systems Inc. | Form 10-Q

Note 10. Leases
We have operating leases for our corporate offices. Our leases have various expiration dates through 2030, some of which include options to extend the leases for up to nine years. Additionally, we are the sublessor for certain office space. Our sublease income for the three months ended April 30, 2022 and 2021 was immaterial.
For each of the three months ended April 30, 2022 and 2021, our operating lease expense was $3 million.
Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended April 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,566	$3,303
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,599	243

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	April 30, 2022	January 31, 2022
Operating Leases
Lease right-of-use assets	$48,887	$49,640
Lease liabilities	$11,606	$10,981
Lease liabilities, noncurrent	42,462	43,607
Total operating lease liabilities	$54,068	$54,588
Weighted Average Remaining Lease Term	6.0 years	6.0 years
Weighted Average Discount Rate	3.7%	3.7%

As of April 30, 2022, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year
Remaining for 2023	$10,013
2024	12,346
2025	9,138
2026	7,360
2027	6,475
Thereafter	15,010
Total lease payments	60,342
Less imputed interest	(6,274)
Total	$54,068

Veeva Systems Inc. | Form 10-Q	15

Note 11. Stockholders’ Equity
Stock Option Activity
A summary of stock option activity for the three months ended April 30, 2022 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2022	12,090,522	$77.89	4.6	$1,964
Options granted	3,023,597	207.34
Options exercised	(482,436)	33.77
Options forfeited/cancelled	(99,109)	208.79
Options outstanding at April 30, 2022	14,532,574	$105.40	5.6	$1,296
Options vested and exercisable at April 30, 2022	7,627,254	$47.63	3.1	$1,048
Options vested and exercisable at April 30, 2022 and expected to vest thereafter	14,532,574	$105.40	5.6	$1,296

The options granted during the three months ended April 30, 2022 were predominantly made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $88.82 per option for the three months ended April 30, 2022.
As of April 30, 2022, there was $463 million in unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 3.1 years.
As of April 30, 2022, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
The total intrinsic value of options exercised was approximately $83 million for the three months ended April 30, 2022.
Stock Option Valuation Assumptions
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended April 30,
	2022			2021
Volatility	37%	-	38%	39%
Expected term (in years)	6.00	-	7.00	6.25
Risk-free interest rate	1.86%	-	2.82%	0.68%	-	1.07%
Dividend yield	—%			—%

Restricted Stock Units
A summary of restricted stock unit (RSU) activity for the three months ended April 30, 2022 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2022	619,388	$175.23
RSUs granted	1,400,529	207.30
RSUs vested	(185,800)	213.36
RSUs forfeited/cancelled	(21,990)	192.94
Balance at April 30, 2022	1,812,127	195.90

16	Veeva Systems Inc. | Form 10-Q

As of April 30, 2022, there was a total of $334 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years. The total intrinsic value of RSUs vested was $41 million for the three months ended April 30, 2022.
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
The numerators and denominators of the basic and diluted net income per share computations for our common stock are calculated as follows (in thousands, except per share data):

	Three months ended April 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic
Numerator
Net income, basic	$90,548	$9,567	$104,319	$11,248
Denominator
Weighted average shares used in computing net income per share, basic	139,749	14,765	137,607	14,837
Net income per share, basic	$0.65	$0.65	$0.76	$0.76
Diluted
Numerator
Net income, basic	$90,548	$9,567	$104,319	$11,248
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	9,567	—	11,248	—
Reallocation of net income to Class B common stock	—	4,146	—	6,282
Net income, diluted	$100,115	$13,713	$115,567	$17,530
Denominator
Number of shares used for basic net income per share computation	139,749	14,765	137,607	14,837
Conversion of Class B to Class A common stock	14,765	—	14,837	—
Effect of potentially dilutive common shares	7,414	7,414	9,769	9,769
Weighted average shares used in computing net income per share, diluted	161,928	22,179	162,213	24,606
Net income per share, diluted	$0.62	$0.62	$0.71	$0.71

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three months ended April 30,
	2022	2021
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	2,295,241	348,495

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

Veeva Systems Inc. | Form 10-Q	17

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
Fact discovery is largely complete and we expect to complete expert discovery by November 15, 2022. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of gain or loss, if any, that could result from the OpenData and Network Action, we believe that IQVIA’s claims lack merit and that our counterclaims warrant injunctive relief and monetary damages for Veeva.
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

18	Veeva Systems Inc. | Form 10-Q

access of Veeva’s proprietary software products; and a request for declaratory relief. IQVIA answered the amended complaint on May 22, 2020.
On August 21, 2020, the District of New Jersey consolidated the Veeva Nitro Action and IQVIA Declaratory Action, and stayed both actions pending conclusion of the OpenData and Network Action. On September 21, 2021, the court lifted the stay. We expect to complete fact discovery by June 30, 2022, and to complete expert discovery by November 15, 2022.
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

Note 14. Revenues by Product
We group our revenues into two product areas: Commercial Solutions and R&D Solutions. Commercial Solutions revenues consist of revenues from our Veeva Commercial Cloud, Veeva Data Cloud and Veeva Claims solutions. R&D Solutions consist of revenues from our Veeva Development Cloud, Veeva RegulatoryOne, and Veeva QualityOne solutions.
Total revenues consist of the following (in thousands):

	Three months ended April 30,
	2022	2021
Subscription services
Commercial Solutions(1)	$227,724	$207,845
R&D Solutions(1)	174,908	133,274
Total subscription services	$402,632	$341,119
Professional services
Commercial Solutions(1)	$43,321	$43,598
R&D Solutions(1)	59,149	48,856
Total professional services	$102,470	$92,454
Total revenues	$505,102	$433,573
(1) Certain prior period product revenues have been adjusted to match current period presentation.

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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended April 30,
	2022	2021
Revenues by geography
North America	$294,771	$246,300
Europe	138,962	121,304
Asia Pacific	57,713	53,632
Middle East, Africa, and Latin America	13,656	12,337
Total revenues	$505,102	$433,573

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	April 30, 2022	January 31, 2022
Long-lived assets by geography
North America	$44,890	$45,625
Europe	5,968	6,135
Asia Pacific	1,293	1,335
Middle East, Africa, and Latin America	$1,665	1,400
Total long-lived assets	$53,816	$54,495

20	Veeva Systems Inc. | Form 10-Q

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
Overview
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. We were founded in 2007 on the premise that industry-specific cloud solutions could best address the operating challenges and regulatory requirements of life sciences companies. Our offerings span cloud software, data, analytics, professional services, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development to commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. For a more detailed description of our business and products as of January 31, 2022, please see our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed on March 30, 2022.
In April 2022 we announced that our solutions will be grouped into three major product categories going forward—Veeva Commercial Cloud, Veeva Data Cloud, and Veeva Development Cloud. We also announced that our data offerings previously offered under the Veeva Data Cloud brand are now offered under the Veeva Compass brand. Veeva Data Cloud is now comprised of the following solutions formerly categorized as Commercial Cloud offerings: Veeva Compass, Veeva Link, and Veeva OpenData. For financial reporting purposes, revenues associated with our Veeva Commercial Cloud, Veeva Data Cloud and Veeva Claims solutions are classified as “Commercial Solutions” revenues, and revenues associated with our Veeva Development Cloud, Veeva RegulatoryOne, and Veeva QualityOne solutions are classified as “R&D Solutions” revenues.
In our fiscal year ended January 31, 2022, we derived approximately 59% and 41% of our subscription services revenues and 56% and 44% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. For the three months ended April 30, 2022, we derived approximately 57% and 43% of our subscription services revenues and 54% and 46% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. The contribution of subscription services revenues and total revenues associated with our R&D Solutions are expected to continue to increase as a percentage of subscription services revenues and total revenues in the future. We also offer certain of our R&D Solutions to industries outside the life sciences industry primarily in North America and Europe.
For our fiscal years ended January 31, 2022, 2021, and 2020, our total revenues were $1,851 million, $1,465 million, and $1,104 million, respectively, representing year-over-year growth in total revenues of 26% in our fiscal year ended January 31, 2022 and 33% in our fiscal year ended January 30, 2021. For our fiscal years ended January 31, 2022, 2021, and 2020, our subscription services revenues were $1,484 million, $1,179 million, and $896 million, respectively, representing year-over-year growth in subscription services revenues of 26% in our fiscal year ended January 31, 2022, and 32% in our fiscal year ended January 30, 2021. Please note that our total revenues and subscription services revenues for our fiscal year ended January 31, 2020 only included revenue contribution from the acquired Crossix and Physicians World businesses in the fourth quarter of that fiscal year. We expect the growth rate of our total revenues and subscription services revenues to decline compared to the prior fiscal year. We generated net income of $427 million, $380 million, and $301 million for our fiscal years ended January 31, 2022, 2021, and 2020, respectively.

Veeva Systems Inc. | Form 10-Q	21

As of January 31, 2022, 2021, and 2020, we served 1205, 993, and 861 customers, respectively. As of January 31, 2022, 2021, and 2020, we had 653, 572, and 523 Commercial Solutions customers, respectively, and 860, 664, and 538 R&D Solutions customers, respectively. These customer count totals are net of customer attrition during each period. The combined customer counts for Commercial Solutions and R&D Solutions exceed the total customer count in each year because some customers subscribe to products in both areas. Commercial Solutions consist of our cloud software, data, and analytics products built specifically to more efficiently and effectively commercialize our customers’ products. R&D Solutions consist of our clinical, quality, regulatory, and safety products. Many of our applications for R&D are used by smaller, earlier stage, pre-commercial companies, some of which may not reach the commercialization stage. Thus, the potential number of R&D Solutions customers is higher than the potential number of Commercial Solutions customers.
For the three months ended April 30, 2022 and 2021, our total revenues were $505 million and $434 million, respectively, representing year-over-year growth in total revenues of 16%. For the three months ended April 30, 2022 and 2021, our subscription services revenues were $403 million and $341 million, respectively, representing year-over-year growth in subscription services revenues of 18%. We generated net income of $100 million and $116 million for the three months ended April 30, 2022 and 2021, respectively.
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
The Continuing Impact of the COVID-19 Pandemic
The worldwide outbreak of COVID-19 has had and continues to have a widespread and unpredictable worldwide impact on our business operations, the life sciences industry, healthcare systems, financial markets, and the global economy. While the impact of COVID-19 on our operational and financial performance has not been materially negative to date, the future impact is uncertain and will depend on future developments, including the duration and spread of the outbreak, government responses to the pandemic, the rate of vaccinations, the impact on our customers, the impact on our employees, the extent of further adverse impacts to the economy, and the scale and pace of economic recovery and resumption of normal business activities, including the rollout of COVID-19 vaccines globally, the lifting of restrictions on movement, and the results of outbreaks and variants, all of which cannot be predicted with certainty.
Certain impacts of the COVID-19 pandemic and resulting changes in business practice may be enduring over the long term and may result in significant changes in business practice within the technology industry, the life sciences industry, and the world economy generally. For example, while we have resumed certain in-person customer, employee, and industry events, some of our customers continue to have travel and in-person meeting restrictions that limit our ability to conduct business in person and we cannot predict how long such limitations will remain in effect. Further, the extent to which remote work will remain common practice or become increasingly prevalent after the COVID-19 pandemic ends is not certain and may have significant impacts on hiring practices, management practices, expense structures and investments, and other aspects of our business and the businesses of our customers. We have adopted a permanent “Work Anywhere” policy, which generally gives employees the flexibility to work in an office or at home on any given day, with certain job-specific restrictions. We believe this program is beneficial to our business but we have limited experience with the program. Similarly, the extent to which virtual meetings and interactions continue to be used or preferred in lieu of in-person interactions may significantly change business practices for us and our customers, and, in turn, may impact demand for our products and services. For example, if our customers reduce sales representatives in response to an increasing preference for virtual meetings with doctors, demand for our core CRM application may decline. In the quarter ended October 31, 2020, we disclosed that we expected life sciences companies to reduce the number of sales representatives that they employ by roughly 10%. We currently expect most of these reductions to take place during our fiscal year ending January 31, 2023, with some reductions still occurring in our fiscal year ending January 31, 2024. Such reductions could negatively impact sales of our solutions, including Veeva CRM and certain of our other Commercial Solutions, but

22	Veeva Systems Inc. | Form 10-Q

we cannot be certain such reductions will happen or of the timing or magnitude of such reductions. At the same time, demand for our products that enable virtual interactions with doctors and clinical trial participants may increase. We cannot accurately predict how such changes may impact Veeva's results over the long term.
Impacts of the Russian Invasion of Ukraine
We are closely monitoring the impact of the Russian invasion of Ukraine and its global impacts. While the conflict is still evolving and the outcome remains highly uncertain, we do not believe the Russian invasion will have a material impact on our business and results of operations. We do not currently have office locations or employees in Russia and our revenues from sales to Russian entities were limited. However, if the conflict continues or worsens, leading to greater disruptions and uncertainty within the life sciences industry or global economy, our business and results of operations could be negatively impacted.
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
We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training, and managed services related to our solutions and services related to our Veeva Business Consulting offering. For the three months ended April 30, 2022, subscription services revenues constituted 80% of total revenues and professional services and other revenues constituted 20% of total revenues.
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

Veeva Systems Inc. | Form 10-Q	23

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
Particularly with respect to our R&D Solutions, we have entered into a number of orders with multi-year terms. The fees associated with such orders are typically not based on the number of end-users and typically escalate over the term of such orders at a pre-agreed rate to account for, among other factors, implementation and adoption timing and planned increased usage by the customer. There are timing differences between billings and revenue recognition with respect to certain of our multi-year orders with escalating fees which will result in fluctuations in deferred revenue and unbilled accounts receivable balances. For instance, when the amounts we are entitled to invoice in any period pursuant to multi-year orders with escalating fees are less than the revenue recognized in accordance with relevant accounting standards, we will accrue an unbilled accounts receivable balance (a contract asset) related to such orders. In the same scenario, the net deferred revenue we would record in connection with such orders will be less because we will be recognizing more revenue than we bill earlier in the term of such multi-year orders.
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

24	Veeva Systems Inc. | Form 10-Q

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

Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides accounting relief from the future impact of the cessation of the London Interbank Offered Rate (“LIBOR”) by, among other things, providing optional expedients to treat contract modifications resulting from such reference rate reform as a continuation of the existing contract and for hedging relationships to not be de-designated as a result of such changes provided certain criteria are met. The guidance is effective beginning on March 12, 2020, and the amendments apply prospectively through December 31, 2022. We are currently in the process of incorporating fallback language in negotiated contracts and incorporating non-LIBOR reference rate and/or fallback language in new contracts to prepare for these changes. We do not expect the adoption of ASU 2020-04 to have a material impact on our condensed consolidated financial statements.
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
Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended April 30,
	2022	2021

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$402,632	$341,119
Professional services and other	102,470	92,454
Total revenues	505,102	433,573
Cost of revenues(1):
Cost of subscription services	58,953	51,217
Cost of professional services and other	80,562	64,919
Total cost of revenues	139,515	116,136
Gross profit	365,587	317,437
Operating expenses(1):
Research and development	113,475	83,226
Sales and marketing	76,115	64,610
General and administrative	48,325	41,155
Total operating expenses	237,915	188,991
Operating income	127,672	128,446
Other income, net	2,709	4,564
Income before income taxes	130,381	133,010
Provision for income taxes	30,266	17,443
Net income	$100,115	$115,567
(1) Includes stock-based compensation as follows:

26	Veeva Systems Inc. | Form 10-Q

Cost of revenues:
Cost of subscription services	$1,277	$906
Cost of professional services and other	9,990	7,422
Research and development	25,823	16,837
Sales and marketing	16,893	11,555
General and administrative	13,151	11,769
Total stock-based compensation	$67,134	$48,489

Revenues

	Three months ended April 30,
	2022	2021	% Change

	(dollars in thousands)
Revenues:
Subscription services	$402,632	$341,119	18%
Professional services and other	102,470	92,454	11%
Total revenues	$505,102	$433,573	16%
Percentage of revenues:
Subscription services	80%	79%
Professional services and other	20	21
Total revenues	100%	100%

Total revenues for the three months ended April 30, 2022 increased $72 million, of which $62 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $42 million of subscription services revenue attributable to R&D Solutions and $20 million of subscription services revenue attributable to Commercial Solutions. The geographic mix of subscription services revenues was 57% from North America, 28% from Europe, and 15% from other locations, primarily Asia Pacific, for the three months ended April 30, 2022, as compared to 56% from North America, 27% from Europe, and 17% from other locations, primarily Asia Pacific, for the three months ended April 30, 2021.
Professional services and other revenues for the three months ended April 30, 2022 increased $10 million. The increase was primarily due to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our R&D Solutions. Demand for our Veeva Business Consulting services also contributed to the growth for the period. The geographic mix of professional services and other revenues was 65% from North America, 28% from Europe, and 7% from Asia Pacific for the three months ended April 30, 2022, as compared to 59% from North America, 33% from Europe, and 8% from Asia Pacific for the three months ended April 30, 2021.
Over time, we expect the proportion of our total revenues from professional services to decrease.
Costs and Expenses
Note that in response to unusual inflationary pressure and the demand environment for skilled employees, we increased salaries for the majority of our employees by 5% effective September 1, 2021. Further, in light of the labor market conditions and inflationary pressure, our compensation increases in connection with our annual compensation review process, which took place in our fiscal quarter ended April 30, 2022, were higher than

Veeva Systems Inc. | Form 10-Q	27

previous years. These compensation changes are likely to increase our employee-related expenses going forward, which impact all of the cost and expense categories discussed below.
Cost of Revenue and Gross Margin

	Three months ended April 30,
	2022	2021	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$58,953	$51,217	15%
Cost of professional services and other	80,562	64,919	24%
Total cost of revenues	$139,515	$116,136	20%
Gross margin percentage:
Subscription services	85%	85%
Professional services and other	21%	30%
Total gross margin percentage	72%	73%
Gross profit	$365,587	$317,437	15%

Cost of revenues for the three months ended April 30, 2022 increased $23 million, of which $8 million was an increase in cost of subscription services. The increase in cost of subscription services was primarily due to increases of $3 million in computing infrastructure costs, which was driven by an increase in the number of end users of our subscription services, $2 million in employee compensation-related costs, and $1 million in third-party contractor costs related to the development of our data products. We expect cost of subscription services to increase in absolute dollars in the near term due to increased usage of our subscription services and increased data costs related to our Veeva Compass offering.
Cost of professional services and other for the three months ended April 30, 2022 increased $16 million, primarily due to a $13 million increase in employee compensation-related costs (which includes an increase of $3 million in stock-based compensation). We expect cost of professional services and other to increase in absolute dollars in the near term as we add personnel to our global professional services organization and Veeva Business Consulting, and as a result of compensation increases as part of our continued investment in our existing employees.
Gross margin for the three months ended April 30, 2022 and 2021 was 72% and 73%, respectively. The slight decrease compared to the prior period was due to lower gross margin for our professional services in the quarter ended April 30, 2022, as compared to the same period in the prior fiscal year.
Operating Expenses and Operating Margin
Operating expenses include research and development, sales and marketing, and general and administrative expenses. As we continue to invest in our growth through hiring, we expect operating expenses and stock-based compensation to increase in absolute dollars and to slightly increase as a percentage of revenue in the future.
Research and Development

	Three months ended April 30,
	2022	2021	% Change

	(dollars in thousands)
Research and development	$113,475	$83,226	36%
Percentage of total revenues	22%	19%

Research and development expenses for the three months ended April 30, 2022 increased $30 million, primarily due to an increase of $26 million in employee compensation-related costs (which includes an increase of $9 million in stock-based compensation) and an increase of $3 million in technology infrastructure costs. The increase in employee compensation-related costs is primarily driven by the increase in headcount and total compensation during the period. The expansion of our headcount and compensation increases in research and development is to support development work for the increased number of products that we offer or may offer in the future.

28	Veeva Systems Inc. | Form 10-Q

We expect research and development expenses to increase in absolute dollars in fiscal 2023, primarily due to compensation increases as part of our investment in our existing employees, and continued investment in our product offerings.
Sales and Marketing

	Three months ended April 30,
	2022	2021	% Change

	(dollars in thousands)
Sales and marketing	76,115	64,610	18%
Percentage of total revenues	15%	15%

Sales and marketing expenses for the three months ended April 30, 2022 increased $12 million, primarily due to an increase of $11 million in employee compensation-related costs (which includes an increase of $5 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount and total compensation during the period.
We expect sales and marketing expenses to grow in absolute dollars in the future, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our product offerings, the impact of changes to our sales compensation plans, our continued expansion of our sales capacity across all our solutions, and as a result of compensation increases as part of our continued investment in our existing employees. Additionally, we expect travel and entertainment costs to start to increase in the fiscal year ending January 31, 2023.
General and Administrative

	Three months ended April 30,
	2022	2021	% Change

	(dollars in thousands)
General and administrative	$48,325	$41,155	17%
Percentage of total revenues	10%	9%

General and administrative expenses for the three months ended April 30, 2022 increased $7 million, primarily due to an increase of $5 million in employee compensation-related costs (which includes an increase of $1 million in stock-based compensation) and an increase of $2 million in professional services. The increase in employee compensation-related costs is primarily driven by the increase in headcount and total compensation during the period.
We expect general and administrative expenses to continue to grow in absolute dollars in the future as a result of compensation increases as part of our continued investment in our existing employees, investments in our information technology infrastructure, and third-party fees, including fees associated with on-going litigation.
Other Income, Net

	Three months ended April 30,
	2022	2021	% Change

	(dollars in thousands)
Other income, net	$2,709	$4,564	(41)%

Other income, net, for the three months ended April 30, 2022 decreased $2 million, primarily due to a decrease of $2 million in foreign currency gains.
We continue to experience foreign currency fluctuations primarily due to the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Our results of operations are subject to fluctuations due to

Veeva Systems Inc. | Form 10-Q	29

changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, British Pound Sterling, Hungarian Forint, and Chinese Yuan. We may continue to experience favorable or adverse foreign currency impacts due to volatility in these currencies.
Provision for Income Taxes

	Three months ended April 30,
	2022	2021	% Change

	(dollars in thousands)
Income before income taxes	$130,381	$133,010	(2)%
Provision for income taxes	$30,266	$17,443	74%
Effective tax rate	23.2%	13.1%

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
For the three months ended April 30, 2022 and 2021, our effective tax rates were 23.2% and 13.1%, respectively. During the three months ended April 30, 2022 as compared to the prior year period, our effective tax rate increased primarily due to a reduction in excess tax benefits related to equity compensation. We recognized excess tax benefits in our provision for income taxes of $5 million and $17 million for the three months ended April 30, 2022 and 2021, respectively.
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
•Excess tax benefits. Excess tax benefits from employee stock plans are dependent on previously agreed-upon equity grants to our employees, vesting of those grants, stock price, and exercise behavior of our employees, which can fluctuate from quarter to quarter. Because these fluctuations are not directly related to our business operations, we exclude excess tax benefits for our internal management reporting processes. Our management also finds it useful to exclude excess tax benefits when assessing the level of cash provided by operating activities. Given the nature of the excess tax benefits, we believe excluding it allows investors to make meaningful comparisons between our operating cash flows from quarter to quarter and those of other companies.
•Stock-based compensation expenses. We exclude stock-based compensation expenses primarily because they are non-cash expenses that we exclude from our internal management reporting processes. We also find it useful to exclude these expenses when we assess the appropriate level of various operating expenses and resource allocations when budgeting, planning, and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use, we believe excluding stock-based compensation expenses allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies.
•Amortization of purchased intangibles. We incur amortization expense for purchased intangible assets in connection with acquisitions of certain businesses and technologies. Amortization of intangible assets is a non-cash expense and is inconsistent in amount and frequency because it is significantly affected

30	Veeva Systems Inc. | Form 10-Q

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
The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended April 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities on a GAAP basis	481,027	478,385
Excess tax benefits from employee stock plans	(4,907)	(17,451)
Net cash provided by operating activities on a non-GAAP basis	$476,120	$460,934

Operating income on a GAAP basis	$127,672	$128,446
Stock-based compensation expense	67,134	48,489
Amortization of purchased intangibles	4,746	4,429
Operating income on a non-GAAP basis	$199,552	$181,364
Net income on a GAAP basis	$100,115	$115,567
Stock-based compensation expense	67,134	48,489
Amortization of purchased intangibles	4,746	4,429
Income tax effect on non-GAAP adjustments(1)	(12,209)	(21,602)
Net income on a non-GAAP basis	$159,786	$146,883
Diluted net income per share on a GAAP basis	$0.62	$0.71
Stock-based compensation expense	0.41	0.30
Amortization of purchased intangibles	0.03	0.03
Income tax effect on non-GAAP adjustments(1)	(0.07)	(0.13)
Diluted net income per share on a non-GAAP basis	$0.99	$0.91
(1) For the three months ended April 30, 2022 and 2021, we used an estimated annual effective non-GAAP tax rate of 21%.

Veeva Systems Inc. | Form 10-Q	31

Liquidity and Capital Resources

	Three months ended April 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$481,027	$478,385
Net cash used in investing activities	(378,487)	(37,949)
Net cash provided by financing activities	1,292	16,805
Effect of exchange rate changes on cash and cash equivalents	(1,874)	(2,765)
Net change in cash and cash equivalents	$101,958	$454,476

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. As of April 30, 2022, our cash, cash equivalents, and short-term investments totaled $2.8 billion, of which $68 million represented cash and cash equivalents held outside of the United States.
Our primary use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, investments in our information technology infrastructure, and general operating expenses for marketing, facilities, and overhead costs. Long-term cash requirements for items other than normal operating expenses could include the following: the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures, including the purchase and implementation of internal-use software applications.
Our non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States, except in certain designated jurisdictions that have an immaterial impact to our financial statements. As of April 30, 2022, we have not recorded any taxes, such as withholding taxes, associated with the foreign earnings that are indefinitely reinvested outside of the United States. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate additional funds we have designated as indefinitely reinvested outside the United States. Under currently enacted tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the United States, such amounts may be subject to certain jurisdictional taxes.
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
Net cash provided by operating activities was $481 million for the three months ended April 30, 2022 compared to $478 million provided by operating activities for the three months ended April 30, 2021. The $3 million increase was

32	Veeva Systems Inc. | Form 10-Q

primarily due to increased sales and the related cash collections. These increases were partially offset by larger operating expenses due to increases in headcount.
The cash flows from operating activities for the three months ended April 30, 2022 represent a significant portion of the cash flows from operating activities that we expect during our fiscal year ending January 31, 2023. As a result, we expect cash flows from operating activities to be substantially less in future quarterly periods during this fiscal year.
Our future cash flows from operating activities may be materially impacted as a result of the Tax Cuts and Jobs Act of 2017. The Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years. Although Congress is considering legislation that would defer the requirement to later years, we have no assurance that the provision will be so deferred, repealed or otherwise modified. If the requirement is not modified, it will materially reduce our cash flows beginning in the second quarter of fiscal 2023.
Cash Flows from Investing Activities
The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Net cash used in investing activities was $378 million for the three months ended April 30, 2022 compared to $38 million used in investment activities for the three months ended April 30, 2021. The $341 million increase in cash used in investing activities was mainly due to the net increase in purchases of investments.
Cash Flows from Financing Activities
The cash flows from financing activities relate primarily to stock option exercises and taxes paid on behalf of employees related to the net share settlement of RSUs. In June 2021, we began funding withholding taxes due on employee RSU awards by net share settlement, rather than our previous approach of requiring employees to either sell shares of our Class A common stock or pay the withholding taxes in cash to cover taxes due upon vesting of such awards.
Net cash provided by financing activities was $1 million for the three months ended April 30, 2022 compared to $17 million provided by financing activities for the three months ended April 30, 2021.The $16 million decrease is primarily related to $15 million of cash used to pay employee taxes related to the net share settlement of RSUs.
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
There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2022 as compared to the those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

Veeva Systems Inc. | Form 10-Q	33

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, British Pound Sterling, Hungarian Forint, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. For example, changes in exchange rates negatively affected our revenues as expressed in U.S. dollars for the quarter ended April 30, 2022, and we expect our revenues as expressed in U.S. dollars to be negatively affected by changes in exchange rates for our fiscal year ending January 31, 2023 as well.
We have experienced and will continue to experience foreign currency fluctuations in our net income primarily due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We engage in the hedging of our foreign currency transactions as described in note 7 of the notes to our condensed consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. Realized and unrealized foreign currency gains, primarily resulting from foreign currency hedges offset by the re-measurement of monetary account balances, were immaterial for the three months ended April 30, 2022 and $2 million for the three months ended April 30, 2021.
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $2.8 billion as of April 30, 2022. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, foreign government bonds, and agency mortgage-backed securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $15 million market value reduction in our investment portfolio as of April 30, 2022. An immediate decrease of 100-basis points in interest rates would have increased the market value by $15 million as of April 30, 2022. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

34	Veeva Systems Inc. | Form 10-Q

ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Veeva Systems Inc. | Form 10-Q	35

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
California Non-Compete Matter.
On July 17, 2017, we filed a complaint in the Superior Court of the State of California in the County of Alameda against Medidata, IQVIA, and Sparta Systems, Inc. (Veeva Systems Inc. v. Medidata Solutions, Inc., Quintiles IMS Incorporated, IMS Software Services, LTD., and Sparta Systems, Inc., Case No. RG17868081). Our lawsuit seeks declaratory and injunctive relief concerning the use of non-compete, confidentiality, and non-disparagement agreements by these companies. Since the original complaint was filed, there has been extensive motion practice. Among other things, Medidata and Sparta appealed the superior court’s decisions finding that the case may proceed as to some causes of action, and Veeva cross-appealed the superior court’s ruling that certain causes of action were barred under California law. On March 10, 2022, the California Court of Appeal affirmed the decision of the superior court, ruling that certain of Veeva's claims may proceed and certain of its claims may not. This decision is now final and none of the Parties has sought its review.
On October 31, 2019, as to Veeva's claims against IQVIA, the trial court's earlier dismissal was reversed by the court of appeals and the case was reassigned to a new trial court judge. On February 26, 2020, IQVIA answered our complaint. Discovery is proceeding. With the ruling from the California Court of Appeals on the Sparta and Medidata appeals final, the case as to all three defendants is back before the same trial court judge.
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

36	Veeva Systems Inc. | Form 10-Q

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
•Unique and uncertain macroeconomic and geopolitical factors, including as a result of the Russian invasion of Ukraine, continuing uncertainty surrounding the effects of COVID-19 and inflationary pressures, may cause instability and volatility in the global financial markets and disruptions within the life sciences industry that may negatively impact our business and our stock price.
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

Veeva Systems Inc. | Form 10-Q	37

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
The markets for our solutions are highly competitive. In new sales cycles within our largest product categories, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. The principal such competitor for our Commercial Solutions is IQVIA Holdings Inc., which offers a CRM application built on the Salesforce1 Platform, various data products, and other applications. Our data and data analytics products, including Veeva OpenData, Veeva Link, Veeva Crossix, and Veeva Compass, compete with IQVIA, Ipsos Group S.A., Definitive Health Corp., and smaller data and data analytics providers. IQVIA, Dassault Systèmes (through its Medidata business line), OpenText Corporation, Oracle Corporation, Honeywell International Inc., and other smaller application providers offer applications that compete with certain of our Veeva R&D applications. Our Veeva Commercial Cloud and Veeva R&D applications also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application

38	Veeva Systems Inc. | Form 10-Q

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
Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions. It is uncertain whether these newer solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected overall growth. For example, we have limited experience selling our Veeva Compass offering for longitudinal patient data, and our MyVeeva for Patients solution that will enable remote patient interactions for clinical trials. We cannot be certain that we will be successful with respect to newer solutions and markets. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions, develop other new solutions, or make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.
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

Veeva Systems Inc. | Form 10-Q	39

conditions and inflationary pressure discussed above, our compensation increases in connection with our annual compensation review process, which took place in our fiscal quarter ended April 30, 2022, were higher than previous years. These compensation changes are likely to increase our expenses.
Our revenues are relatively concentrated within a small number of key customers, and the loss of one or more of such key customers, or their failure to renew or expand user subscriptions, could slow the growth rate of our revenues or cause our revenues to decline.
In our fiscal years ended January 31, 2022, 2021, and 2020, our top 10 customers accounted for 31%, 36%, and 36%, of our total revenues, respectively. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers, which we call “reference selling.” The loss of any of our key customers, or a failure of one or more of them to renew or expand user subscriptions for some or all our products, could have a significant impact on the growth rate of our revenues, our reputation, and our ability to obtain new customers. In the event of an acquisition of one of our customers or a business combination between two of our customers, we have in the past and may in the future suffer reductions in user subscriptions or non-renewal of certain or all of their subscription orders. We are also likely to face increasing purchasing scrutiny at the renewal of large customer subscription orders, which may result in reductions in user subscriptions or increased pricing pressure. The business impact of any of these negative events could be particularly pronounced with respect to our largest customers.
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

40	Veeva Systems Inc. | Form 10-Q

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
The worldwide outbreak of COVID-19 has had and continues to have a widespread and unpredictable worldwide impact on our business operations, the life sciences industry, healthcare systems, financial markets, and the global economy. While the impact of COVID-19 on our operational and financial performance has not been materially negative to date, the future impact is uncertain and will depend on future developments, including the duration and spread of the outbreak, government responses to the pandemic, the rate of vaccinations, the impact on our customers, the impact on our employees, the extent of further adverse impacts to the economy, and the scale and pace of economic recovery and resumption of normal business activities, including the rollout of COVID-19 vaccines globally, the lifting of restrictions on movement, and the results of outbreaks and variants, all of which cannot be predicted with certainty.
Certain impacts of the COVID-19 pandemic and resulting changes in business practice may be enduring over the long term and may result in significant changes in business practice within the technology industry, the life sciences industry, and the world economy generally. For example, while we have resumed certain in-person customer, employee, and industry events, some of our customers continue to have travel and in-person meeting restrictions that limit our ability to conduct business in person and we cannot predict how long such limitations will remain in effect. Further, the extent to which remote work will remain common practice or become increasingly prevalent after the COVID-19 pandemic ends is not certain and may have significant impacts on hiring practices, management practices, expense structures and investments, and other aspects of our business and the businesses of our customers. We have adopted a permanent “Work Anywhere” policy, which generally gives employees the flexibility to work in an office or at home on any given day, with certain job-specific restrictions. We believe this program is beneficial to our business but we have limited experience with the program. Similarly, the extent to which virtual meetings and interactions continue to be used or preferred in lieu of in-person interactions may significantly change business practices for us and our customers, and, in turn, may impact demand for our products and services. For example, if our customers reduce sales representatives in response to an increasing preference for virtual meetings with doctors, demand for our core CRM application may decline. In the quarter ended October 31, 2020, we disclosed that we expected life sciences companies to reduce the number of sales representatives that they employ by roughly 10%. We currently expect most of these reductions to take place during our fiscal year ending January 31, 2023, with some reductions still occurring in our fiscal year ending January 31, 2024. Such reductions could negatively impact sales of our solutions, including Veeva CRM and certain of our other Commercial Solutions, but we cannot be certain such reductions will happen or of the timing or magnitude of such reductions. At the same time, demand for our products that enable virtual interactions with doctors and clinical trial participants may increase. We cannot accurately predict how such changes may impact Veeva's results over the long term.
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
We have limited experience in acquiring other businesses. We may not be able to successfully integrate the acquired personnel, operations, and technologies or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
•inability to integrate or benefit from acquired technologies or services in a profitable manner;
•costs, liabilities, or accounting charges associated with the acquisition;
•difficulty integrating the privacy, data security, and accounting systems, operations, and personnel of the acquired business;

Veeva Systems Inc. | Form 10-Q	41

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

42	Veeva Systems Inc. | Form 10-Q

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
In our fiscal year ended January 31, 2022, we derived approximately 59% of our subscription services revenues and approximately 56% of our total revenues from our Commercial Solutions. In our fiscal quarter ended April 30, 2022, we derived approximately 57% of our subscription services revenues and approximately 54% of our total revenues from our Commercial Solutions. A significant percentage of our Commercial Solutions subscription services revenues are derived from subscriptions for our core CRM application, and we have realized substantial sales penetration among pharmaceutical and biotechnology companies for our core Veeva CRM application. If we are not able to sell additional user subscriptions for our core CRM application, if we fail to renew existing subscriptions for our core CRM application, or if subscription levels for our core CRM application are reduced at renewal (as a result of reductions in sales representatives that use our solutions, change in demand for our solutions, or for other reasons), the growth of our Commercial Solutions revenues may be negatively impacted. In the quarter ended October 31, 2020, we disclosed that we expected life sciences companies to reduce the number of sales representatives that they employ by roughly 10%. We currently expect most of these reductions to take place during our fiscal year ending January 31, 2023, with some reductions still occurring in our fiscal year ending January 31, 2024. Such reductions could negatively impact sales of Veeva CRM and certain of our other Commercial Solutions, but we cannot be certain such reductions will happen or of the timing or magnitude of such reductions.
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

Veeva Systems Inc. | Form 10-Q	43

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
In our fiscal quarter ended April 30, 2022, customers outside North America accounted for approximately 42% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into additional international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. We do not currently have locations or employees in Russia and our revenues from sales to Russian and Belarus entities is limited. However, some of our customers, particularly large multinational companies, have users of our products in Russia that support their Russian operations. If such customers curtail or discontinue their operations in Russia or Belarus, we may lose sales and our results of operations could be negatively impacted. We also historically maintained a small staff and office in Belarus, but we have discontinued our operations there. As noted below, the Russian invasion of Ukraine poses particular risk to certain aspects of our international business.
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
•difficulties in repatriating funds without adverse tax consequences or restrictions on the transfer of funds more generally, including as a result of sanctions arising from the Russian invasion of Ukraine, which may limit our ability to receive payment from Russian banks;
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

44	Veeva Systems Inc. | Form 10-Q

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
Nearly all of our sales are to customers in the life sciences industry. Demand for our solutions could be affected by factors that affect the life sciences industry, including:
•The changing regulatory environment of the life sciences industry—Changes in regulations could negatively impact the business environment for our life sciences customers. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. In particular, legislation or regulatory changes regarding the pricing of drugs and other healthcare treatments sold by life sciences companies, including the extent to which the U.S. government or other governments may establish or negotiate prescription drug prices, has continued to be a topic of discussion by political leaders and regulators in the United States and elsewhere. Significant changes in drug pricing policy or regulation could result in life sciences companies reducing the number of sales representatives that use our products or otherwise reduce demand for our products.
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

Veeva Systems Inc. | Form 10-Q	45

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
•Changes in global economic and geopolitical conditions that impact clinical trial activity, changes in the ability to sell healthcare treatments in certain locations, and the global availability of healthcare treatments provided by the life sciences companies to which we sell—Our business depends on the overall economic health of our existing and prospective customers. The purchase of our solutions may involve a significant commitment of capital and other resources. If economic or geopolitical conditions deteriorates, or the ability to market life sciences products or conduct clinical trials in key markets is disrupted, including as a result of the Russian invasion of Ukraine or resulting sanctions, or if the demand for life sciences products globally deteriorates for other reasons, our customers may delay or reduce their IT spending, particularly within the regions impacted by negative economic or geopolitical conditions. For example, it has been reported that a number of significant life sciences companies plan to scale back sales, operations and investments in Russia, including curtailing sales and marketing and clinical trial activity in Russia. It is also possible that clinical trial activity may be disrupted or delayed in the regions near Ukraine as clinical trial sites deal with the healthcare impact of the Russian invasion of Ukraine. This could result in reductions in sales of our solutions, longer sales cycles, reductions in subscription duration and value, slower adoption of new product offerings, and increased price competition.
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

46	Veeva Systems Inc. | Form 10-Q

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
For example, in the United States, the U.S. Department of Health and Human Services promulgated privacy and security rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) that cover protected health information (PHI) by limiting use and disclosure and giving individuals the right to access, amend, and seek accounting of their PHI. Certain of our customers may be either business associates or covered entities under HIPAA. For example, while HIPAA generally is not applicable to pharmaceutical companies, some of our customers are clinical research sites, such as university hospitals, and may provide healthcare service as well as clinical research and may be required to comply with HIPAA. Therefore, in certain scenarios, HIPAA is applicable to PHI that is introduced into our solutions, and we must maintain a HIPAA compliance program.
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

Veeva Systems Inc. | Form 10-Q	47

Under the European General Data Protection Regulation (GDPR), we act as a data controller for our data products, Veeva OpenData and Veeva Link, and a data processor with respect to our software solutions. Regarding data transfer, the European Court of Justice invalidated the EU-U.S. Privacy Shield Framework and we now rely solely on the EU Standard Contractual Clauses (SCCs) to ensure that our European customers have the appropriate legal mechanisms in place for their personal data to be accessed within the United States. Management has spent considerable time and resources to respond to customer inquiries as a result of this decision. Additionally, in June 2021, the European Commission issued revised SCCs, which are required to be implemented, and in February 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses (the UK SCCs), to support personal data transfers out of the United Kingdom. The United Kingdom’s Parliament approved the UK SCCs for use in March 2022. We may be required to take additional steps to legitimize any personal data transfers impacted by these developments, be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf, and may be subject to increased costs of compliance and limitations on our service providers and us. There is also a trend toward countries enacting data localization or other country specific requirements which could be problematic to cloud software providers. Understanding and implementing country, industry, and customer specific requirements and certifications on top of our internationally recognized security certifications could require additional investment and management attention and may subject us to significant liabilities if we do not comply with applicable requirements. Compliance with global laws and regulations relating to privacy, data protection, and cybersecurity has and will continue to require valuable management and employee time and resources, and any actual or perceived failure to comply with these laws and regulations could include severe penalties and could reduce demand for our solutions. Additionally, other countries outside of the EU have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency. For example, in 2021, China adopted the Personal Information Protection Law (PIPL), together with the Cybersecurity Law (CSL) and the Data Security Law (DSL), which have required and will continue to require significant investment and resources to develop our position and provide compliant solutions for our customers. Further, the United Kingdom’s exit from the EU, and ongoing developments in the United Kingdom, have created uncertainty with regard to data protection regulation in the United Kingdom. Although the European Commission adopted an adequacy decision for the United Kingdom in June 2021 that allows for the continued flow of personal data from the EU to the United Kingdom, this decision may be revoked or modified and will need to be renewed after four years from the date of adoption.
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

48	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	49

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

50	Veeva Systems Inc. | Form 10-Q

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
While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. We expect our longer-term revenue growth rate will decline. In our fiscal years ended January 31, 2022, 2021, and 2020, our total revenues grew by 26%, 33%, and 28% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2022, 2021, and 2020, our subscription services revenues grew by 26%, 32%, and 29% respectively, as compared to subscription services revenues from the prior fiscal years. Please note that our total revenues and subscription services revenues for the fiscal year ended January 31, 2020 only included revenue contribution from Crossix and Physicians World in the fourth quarter of that fiscal year. In our fiscal quarter ended April 30, 2022, our total revenues grew by 16% and our subscription services revenues grew by 18% as compared to the same quarterly period in the prior fiscal year. Our total revenues and subscription services revenue growth rates have declined in the past, and we expect them to decline again in the future. If we are unable to maintain consistent revenue growth, it may adversely impact our profitability and the value of our Class A common stock.
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

Veeva Systems Inc. | Form 10-Q	51

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
We expect our future expenses to increase as we continue to invest in and grow our business. We expect to incur significant future expenditures related to:
•developing new solutions and enhancing our existing solutions, including additional data acquisition costs associated with our Veeva Compass offering and investment in our product development teams;
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
Additionally, in response to unusual inflationary pressure and the demand environment for skilled employees, we increased salaries for the majority of our employees by 5% effective September 1, 2021, which increases our expenses. Further, in light of the labor market conditions and inflationary pressure, our compensation increases in connection with our annual compensation review process, which took place in our fiscal quarter ended April 30, 2022, were higher than previous years. These compensation changes are likely to increase our expenses. If our

52	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	53

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
We are subject to income taxes in the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions and complex transfer pricing regulations administered by taxing authorities in these jurisdictions. Tax rates may change as a result of factors outside of our control or relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. In addition, changes in tax and trade laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could have a material adverse effect on our tax position. Additionally, volatility in our stock price would affect the excess tax benefits from our equity compensation, which may adversely impact our effective tax rate. Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates. Moreover, increases in our effective tax rate would reduce our profitability.
Our tax provision could also be impacted by changes in accounting principles and changes in U.S. federal and state or international tax laws applicable to multinational corporations. For example, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be so deferred, repealed or otherwise modified. If the requirement is not modified, it will materially reduce our cash flows beginning in the second quarter of fiscal 2023. We made significant judgments and assumptions in the interpretation of this new law and in our calculations reflected in our financial statements. In addition, the current U.S. administration has released various tax legislation proposals. If enacted, these changes could increase our effective tax rate and have an adverse effect on our results of operations.
Any changes in taxing jurisdictions' administrative interpretations, decisions, policies, and positions could also impact our tax liabilities. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. The Organisation for Economic Co-

54	Veeva Systems Inc. | Form 10-Q

operation and Development (OECD), which represents a coalition of member countries, is supporting changes to numerous long-standing tax rules, including changes to the practice of shifting profits among affiliated entities located in different tax jurisdictions. For example, on October 8, 2021, the OECD announced an international agreement with more than 130 countries to implement a global minimum effective corporate tax rate of 15% for certain large multinational companies starting in 2023. The agreement also introduced rules that would result in the reallocation of certain taxing rights from multinational companies from their home countries to the markets where they have business activities and earn profits—regardless of physical presence—and could impact certain tax measures in the European Union, such as the Digital Tax Service described below. Certain countries in the European Union, as well as India, have enacted or are proposing various forms of non-income based taxes, such as a Digital Service Tax. Generally, such a tax is based on a percentage of gross revenue associated with digital service transactions. We continue to monitor the developments and tax implications surrounding changes in the global tax environment. The increasingly complex global tax environment could have a material adverse effect on our effective tax rate, results of operations, cash flows, and financial condition.
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
Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. As we continue to expand our operations in countries outside the United States, an increasing proportion of our revenues and expenditures in the future may be denominated in foreign currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen, Chinese Yuan, and Canadian Dollar, and may be adversely affected in the future due to changes in foreign currency exchange rates. While we have limited currency exchange exposure to the Russian, Belarusian and Ukrainian currencies, we expect exchange rates with respect to these currencies to be volatile and other exchange rates may also be more volatile than normal as a result of the Russian invasion of Ukraine and related events. Changes in exchange rates may negatively affect our revenues, expenses, and other operating results as expressed in U.S. dollars in the future. For example, changes in exchange rates negatively affected our revenues as expressed in U.S. dollars for the quarter ended April 30, 2022, and we expect our revenues as expressed in U.S. dollars to be negatively effected by changes in exchange rates for our fiscal year ending January 31, 2023 as well. Further, we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
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

Veeva Systems Inc. | Form 10-Q	55

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
Our success and ability to compete depend in part upon our intellectual property. As of April 30, 2022, we have filed numerous domestic and foreign patent applications and have been issued 48 U.S. patents and 11 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
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

56	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	57

Accordingly, the market price of our Class A common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. Uncertain macroeconomic and geopolitical factors in recent periods, including as a result of the Russian invasion of Ukraine, continuing uncertainty surrounding the effects of COVID-19, and inflationary pressures, has led to volatility in the stock market. As a result, our stock price has declined significantly in recent periods, and we expect the trading price of our Class A common stock will likely continue to be volatile for the foreseeable future. In addition to those risks described in this “Risk Factors” section, other factors could impact the value of our common stock, including:
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
•macroeconomic and geopolitical factors and instability and volatility in the global financial markets;
•rising interest rates and future monetary policy changes in the United States and globally;
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2022, our founder and Chief Executive Officer, Peter Gassner, holds approximately 45.7% of the voting power of our outstanding capital stock and holders of our Class B common stock hold approximately 51.3% of the voting power of our outstanding capital stock in the aggregate. Holders of our Class B common stock collectively

58	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	59

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

Veeva Systems Inc.

Dated:	June 3, 2022	By:	/s/ BRENT BOWMAN
Brent Bowman Chief Financial Officer (Principal Financial Officer)

Dated:	June 3, 2022	By:	/s/ MICHELE O’CONNOR
Michele O’Connor Chief Accounting Officer (Principal Accounting Officer)

Veeva Systems Inc. | Form 10-Q	63