Form 10-Q
period 2022-07-31
VEEVA SYSTEMS INC
filed 2022-09-02
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 31, 2022, there were 140,515,983 shares of the Registrant’s Class A common stock outstanding and 14,765,431 shares of the Registrant’s Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)
(Unaudited)

	July 31, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,140,246	$1,138,040
Short-term investments	1,778,861	1,238,064
Accounts receivable, net of allowance for doubtful accounts of $510 and $473, respectively	313,219	631,134
Unbilled accounts receivable	77,778	63,266
Prepaid expenses and other current assets	46,038	36,679
Total current assets	3,356,142	3,107,183
Property and equipment, net	52,409	54,495
Deferred costs, net	27,877	33,106
Lease right-of-use assets	58,539	49,640
Goodwill	439,877	439,877
Intangible assets, net	92,288	101,940
Deferred income taxes	62,059	5,097
Other long-term assets	27,392	25,127
Total assets	$4,116,583	$3,816,465
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,915	$20,348
Accrued compensation and benefits	36,609	33,834
Accrued expenses and other current liabilities	30,714	36,109
Income tax payable	5,143	7,761
Deferred revenue	684,642	731,746
Lease liabilities	11,366	10,981
Total current liabilities	799,389	840,779
Deferred income taxes	1,657	2,216
Lease liabilities, noncurrent	52,106	43,607
Other long-term liabilities	19,500	18,226
Total liabilities	872,652	904,828
Commitments and contingencies (note 13)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 140,456,123 and 139,432,822 issued and outstanding at July 31, 2022 and January 31, 2022, respectively	2	2
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 14,768,551 and 14,763,775 issued and outstanding at July 31, 2022 and January 31, 2022, respectively	—	—
Additional paid-in capital	1,353,502	1,196,547
Accumulated other comprehensive loss	(27,335)	(11,958)
Retained earnings	1,917,762	1,727,046
Total stockholders’ equity	3,243,931	2,911,637
Total liabilities and stockholders’ equity	$4,116,583	$3,816,465

See Notes to Condensed Consolidated Financial Statements.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2022	2021	2022	2021

Revenues:
Subscription services	$428,649	$366,436	$831,281	$707,555
Professional services and other	105,569	89,158	208,039	181,612
Total revenues	534,218	455,594	1,039,320	889,167
Cost of revenues(1):
Cost of subscription services	64,035	53,909	122,988	105,126
Cost of professional services and other	87,634	68,188	168,196	133,107
Total cost of revenues	151,669	122,097	291,184	238,233
Gross profit	382,549	333,497	748,136	650,934
Operating expenses(1):
Research and development	134,008	94,899	247,483	178,125
Sales and marketing	89,617	71,789	165,732	136,399
General and administrative	57,832	42,185	106,157	83,340
Total operating expenses	281,457	208,873	519,372	397,864
Operating income	101,092	124,624	228,764	253,070
Other income, net	8,398	1,666	11,107	6,230
Income before income taxes	109,490	126,290	239,871	259,300
Provision for income taxes	18,889	17,432	49,155	34,875
Net income	$90,601	$108,858	$190,716	$224,425
Net income per share:
Basic	$0.58	$0.71	$1.23	$1.47
Diluted	$0.56	$0.67	$1.17	$1.38
Weighted-average shares used to compute net income per share:
Basic	154,951	153,090	154,736	152,768
Diluted	162,132	162,765	162,499	162,636
Other comprehensive income:
Net change in unrealized loss on available-for-sale investments	$(2,224)	$(217)	$(13,223)	$(1,303)
Net change in cumulative foreign currency translation loss	(900)	(165)	(2,154)	(2,378)
Comprehensive income	$87,477	$108,476	$175,339	$220,744

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$1,693	$1,316	$2,970	$2,222
Cost of professional services and other	13,818	9,541	23,808	16,963
Research and development	38,901	22,315	64,724	39,152
Sales and marketing	24,031	15,115	40,924	26,670
General and administrative	17,599	14,098	30,750	25,867
Total stock-based compensation	$96,042	$62,385	$163,176	$110,874

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended July 31, 2022						Three months ended July 31, 2021
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	154,797,960	$2	$1,265,323	$1,827,161	$(24,211)	$3,068,275	152,800,356	$2	$1,032,063	$1,415,223	$(2,304)	$2,444,984
Issuance of common stock upon exercise of stock options	262,921	—	9,250	—	—	9,250	404,754	—	20,342	—	—	20,342
Issuance of common stock upon vesting of restricted stock units	253,050	—	—	—	—	—	206,774	—	—	—	—	—
Shares withheld related to net share settlement	(89,257)	—	(17,761)	—	—	(17,761)	(53,625)	—	(16,385)	—	—	(16,385)
Stock-based compensation expense	—	—	96,690	—	—	96,690	—	—	62,683	—	—	62,683
Change in other comprehensive loss	—	—	—	—	(3,124)	(3,124)	—	—	—	—	(385)	(385)
Net income	—	—	—	90,601	—	90,601	—	—	—	108,858	—	108,858
Balances at end of period	155,224,674	$2	$1,353,502	$1,917,762	$(27,335)	$3,243,931	153,358,259	$2	$1,098,703	$1,524,081	$(2,689)	$2,620,097

	Six months ended July 31, 2022						Six months ended July 31, 2021
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	154,196,597	$2	$1,196,547	$1,727,046	$(11,958)	$2,911,637	152,056,808	$2	$965,670	$1,299,656	$992	$2,266,320
Issuance of common stock upon exercise of stock options	745,357	—	25,541	—	—	25,541	889,791	—	37,942	—	—	37,942
Issuance of common stock upon vesting of restricted stock units	438,850	—	—	—	—	—	465,285	—	—	—	—	—
Shares withheld related to net share settlement	(156,130)	—	(32,671)	—	—	(32,671)	(53,625)	—	(16,385)	—	—	(16,385)
Stock-based compensation expense	—	—	164,085	—	—	164,085	—	—	111,476	—	—	111,476
Change in other comprehensive loss	—	—	—	—	(15,377)	(15,377)	—	—	—	—	(3,681)	(3,681)
Net income	—	—	—	190,716	—	190,716	—	—	—	224,425	—	224,425
Balances at end of period	155,224,674	$2	$1,353,502	$1,917,762	$(27,335)	$3,243,931	153,358,259	$2	$1,098,703	$1,524,081	$(2,689)	$2,620,097

See Notes to Condensed Consolidated Financial Statements.

6	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2022	2021	2022	2021

Cash flows from operating activities
Net income	$90,601	$108,858	$190,716	$224,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,228	6,880	14,286	13,508
Reduction of operating lease right-of-use assets	3,020	2,874	5,968	5,701
(Accretion) amortization of discount on short-term investments	(507)	1,743	549	3,285
Stock-based compensation	96,042	62,385	163,176	110,874
Amortization of deferred costs	5,736	6,474	11,729	12,829
Deferred income taxes	(20,881)	6,953	(53,313)	12,195
Loss on foreign currency from mark-to-market derivative	1,768	2	1,186	433
Bad debt (recovery) expense	146	(22)	121	137
Changes in operating assets and liabilities:
Accounts receivable	16,312	(21,409)	317,794	280,323
Unbilled accounts receivable	(15,807)	267	(14,512)	(3,894)
Deferred costs	(3,421)	(3,802)	(6,500)	(8,092)
Prepaid expenses and other current and long-term assets	(3,513)	(3,866)	(11,076)	(1,129)
Accounts payable	5,540	5,031	10,661	(1,763)
Accrued expenses and other current liabilities	(475)	2,216	(2,811)	9,183
Income taxes payable	(45,841)	(3,726)	(2,618)	(17)
Deferred revenue	(39,998)	(49,783)	(47,469)	(57,959)
Operating lease liabilities	(3,081)	(2,913)	(5,112)	(5,661)
Other long-term liabilities	517	903	1,638	3,072
Net cash provided by operating activities	93,386	119,065	574,413	597,450
Cash flows from investing activities
Purchases of short-term investments	(433,073)	(422,680)	(1,005,417)	(679,618)
Maturities and sales of short-term investments	250,531	187,324	446,721	408,969
Acquisitions, net of cash acquired	—	(2,133)	—	(2,133)
Long-term assets	(1,663)	(5,325)	(3,996)	(7,981)
Net cash used in investing activities	(184,205)	(242,814)	(562,692)	(280,763)
Cash flows from financing activities
Changes in lease liabilities - finance leases	—	(98)	—	(384)
Proceeds from exercise of common stock options	9,250	20,851	25,541	37,942
Taxes paid related to net share settlement of equity awards	(17,134)	(15,096)	(32,133)	(15,096)
Net cash (used in) provided by financing activities	(7,884)	5,657	(6,592)	22,462
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,049)	(180)	(2,923)	(2,945)
Net change in cash, cash equivalents, and restricted cash	(99,752)	(118,272)	2,206	336,204
Cash, cash equivalents, and restricted cash at beginning of period	1,243,183	1,186,188	1,141,225	731,712
Cash, cash equivalents, and restricted cash at end of period	$1,143,431	$1,067,916	$1,143,431	$1,067,916

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$1,140,246	$1,064,731	$1,140,246	$1,064,731
Restricted cash included in other long-term assets	3,185	3,185	3,185	3,185
Total cash, cash equivalents, and restricted cash at end of period	$1,143,431	$1,067,916	$1,143,431	$1,067,916

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$89,583	$15,368	$107,772	$20,501
Excess tax benefits from employee stock plans	$2,094	$17,609	$5,093	$35,060
Non-cash investing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$(3)	$104	$(441)	$(2,826)

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments, and assumptions that affect the condensed consolidated financial statements and the notes thereto. These estimates are based on information available as of the date of the condensed consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Items subject to such estimates and assumptions include, but are not limited to:
•the standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations;
•the determination of the period of benefit for amortization of deferred costs;
•the realizability of deferred income tax assets and liabilities;
•the fair value of our stock-based awards.
As future events cannot be determined with precision, actual results could differ significantly from those estimates.

8	Veeva Systems Inc. | Form 10-Q

Note 2. Short-Term Investments
At July 31, 2022, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$70,710	$3	$(214)	$70,499
Asset-backed securities	328,546	147	(4,089)	324,604
Commercial paper	173,905	1	(636)	173,270
Corporate notes and bonds	889,583	266	(16,450)	873,399
Foreign government bonds	22,832	12	(409)	22,435
U.S. agency obligations	27,986	7	(625)	27,368
U.S. treasury securities	291,750	110	(4,574)	287,286
Total available-for-sale securities	$1,805,312	$546	$(26,997)	$1,778,861

At January 31, 2022, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$13,500	$—	$(15)	$13,485
Asset-backed securities	191,676	45	(1,432)	190,289
Commercial paper	29,432	—	(2)	29,430
Corporate notes and bonds	669,489	276	(5,856)	663,909
Foreign government bonds	24,577	13	(179)	24,411
U.S. agency obligations	27,978	12	(254)	27,736
U.S. treasury securities	290,513	46	(1,755)	288,804
Total available-for-sale securities	$1,247,165	$392	$(9,493)	$1,238,064

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	July 31, 2022	January 31, 2022
Due in one year or less	$862,430	$457,948
Due in greater than one year	916,431	780,116
Total	$1,778,861	$1,238,064

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. We intend to hold our securities to maturity and it is more likely than not that we will hold these securities until recovery of the cost basis.

Veeva Systems Inc. | Form 10-Q	9

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of July 31, 2022 (in thousands):

	Held for less than 12 months		Held for more than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Certificates of deposits	$60,495	$(214)	$—	$—
Asset-backed securities	282,437	(3,928)	6,188	(161)
Commercial paper	168,390	(636)	—	—
Corporate notes and bonds	766,929	(14,251)	64,854	(2,199)
Foreign government bonds	16,730	(409)	—	—
U.S. agency obligations	22,286	(620)	2,075	(5)
U.S. treasury securities	265,627	(4,330)	7,249	(244)

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

Gross unrealized losses of available-for-sale securities held for more than 12 months as of January 31, 2022 were immaterial.
Note 3. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $28 million and $33 million as of July 31, 2022 and January 31, 2022, respectively. Amortization expense for the deferred costs included in sales and marketing expenses in the condensed consolidated statements of comprehensive income was $6 million and $12 million for the three and six months ended July 31, 2022, respectively, and $6 million and $13 million for the three and six months ended July 31, 2021, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.

10	Veeva Systems Inc. | Form 10-Q

Note 4. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	July 31, 2022	January 31, 2022
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	22,392
Equipment and computers	2,202	3,581
Furniture and fixtures	15,472	15,040
Leasehold improvements	19,659	19,002
Construction in progress	228	730
	83,977	84,769
Less accumulated depreciation	(31,568)	(30,274)
Total property and equipment, net	$52,409	$54,495

Total depreciation expense was $2 million and $3 million for the three and six months ended July 31, 2022, respectively, and $2 million and $3 million for the three and six months ended July 31, 2021, respectively. Land is not depreciated.
Note 5. Goodwill and Intangible Assets
Goodwill was $440 million as of July 31, 2022 and January 31, 2022.
The following schedule presents the details of intangible assets as of July 31, 2022 (dollar amounts in thousands):

	July 31, 2022
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(14,284)	$14,296	3.4
Customer relationships	113,157	(44,514)	68,643	6.6
Trade name/trademarks	13,900	(7,955)	5,945	2.3
Other intangibles	21,405	(18,001)	3,404	3.4
	$177,042	$(84,754)	$92,288

The following schedule presents the details of intangible assets as of January 31, 2022 (dollar amounts in thousands):

	January 31, 2022
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(12,187)	$16,393	3.9
Customer relationships	113,157	(38,829)	74,328	7.0
Trade name/trademarks	13,900	(6,645)	7,255	2.8
Other intangibles	21,405	(17,441)	3,964	3.8
	$177,042	$(75,102)	$101,940

Amortization expense associated with intangible assets was $5 million and $10 million for the three and six months ended July 31, 2022, respectively, and $5 million and $9 million for the three and six months ended July 31, 2021, respectively.

Veeva Systems Inc. | Form 10-Q	11

As of July 31, 2022, the estimated amortization expense for intangible assets was as follows (in thousands):

Fiscal Year	Estimated amortization expense
Remaining for 2023	$9,812
2024	19,459
2025	18,557
2026	14,147
2027	8,922
Thereafter	21,391
Total	$92,288

Note 6. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	July 31, 2022	January 31, 2022
Accrued commissions	$7,550	$8,556
Accrued bonus	3,281	4,677
Accrued vacation (1)	6,959	5,546
Payroll tax payable	11,193	9,487
Accrued other compensation and benefits	7,626	5,568
Total accrued compensation and benefits	$36,609	$33,834
Accrued fees payable to Salesforce, Inc.	6,691	$6,521
Taxes payable	5,975	9,743
Accrued third-party professional services subcontractors' fees	2,694	1,961
Other accrued expenses	15,354	17,884
Total accrued expenses and other current liabilities	$30,714	$36,109

(1) Represents accrued vacation primarily for international employees. Vacation does not accrue for most U.S. employees.

Note 7. Fair Value Measurements
The carrying amounts of accounts receivable and other current assets, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature.
Financial assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities, are as follows:
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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of July 31, 2022 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$393,822	$—	$393,822
U.S. treasury securities	—	34,998	34,998
Commercial paper	—	57,911	57,911
Corporate notes and bonds	—	6,821	6,821
Asset-backed securities	—	2,546	2,546
Short-term investments:
Certificates of deposit	—	70,499	70,499
Asset-backed securities	—	324,604	324,604
Commercial paper	—	173,270	173,270
Corporate notes and bonds	—	873,399	873,399
Foreign government bonds	—	22,435	22,435
U.S. agency obligations	—	27,368	27,368
U.S. treasury securities	—	287,286	287,286
Foreign currency derivative contracts	—	35	35
Total financial assets	$393,822	$1,881,172	$2,274,994

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

Balance Sheet Hedges
We enter into foreign currency forward contracts in order to hedge our foreign currency exposure. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore, we account for them at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. We recognized realized foreign currency gains of $4 million and $8 million for the three and six months ended July 31, 2022, respectively. Recognized realized foreign currency gains were $1 million for the three months ended July 31, 2021 and $2 million for the six months ended July 31, 2021.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	July 31, 2022	January 31, 2022
Notional amount of foreign currency derivative contracts	$47,997	$87,097
Fair value of foreign currency derivative contracts	48,099	85,876

Details on outstanding balance sheet hedges are presented below as of the date shown below (in thousands):

Derivatives not designated as hedging instruments	Balance sheet location	July 31, 2022	January 31, 2022
Derivative Assets
Foreign currency derivative contracts	Prepaid expenses and other current assets	$35	$1,222
Derivative Liabilities
Foreign currency derivative contracts	Accrued expenses	$138	$—

Note 8. Income Taxes
For the three months ended July 31, 2022 and 2021, our effective tax rates were 17.3% and 13.8%, respectively. During the three months ended July 31, 2022, as compared to the prior year period, our effective tax rate increased primarily due to a reduction in excess tax benefits related to equity compensation. We recognized excess tax benefits in our provision for income taxes of $4 million and $18 million for the three months ended July 31, 2022 and 2021, respectively.
For the six months ended July 31, 2022 and 2021, our effective tax rates were 20.5% and 13.4%, respectively. During the six months ended July 31, 2022 as compared to the prior year period, our effective tax rate increased primarily due to a reduction in excess tax benefits related to equity compensation. We recognized such excess tax benefits in our provision for income taxes of $9 million and $35 million for the six months ended July 31, 2022 and 2021, respectively.
Note 9. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Of the beginning deferred revenue balance for the respective periods, we recognized $325 million and $484 million of subscription services revenue during the three and six months ended July 31, 2022, and $274 million and $406 million for the three and six months ended July 31, 2021, respectively. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was immaterial.
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
As of July 31, 2022, approximately $1,348 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately 76% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

14	Veeva Systems Inc. | Form 10-Q

Unbilled Accounts Receivable
Unbilled accounts receivable consists of (i) a receivable primarily for the revenue recognized for professional services performed but not yet billed, which were $32 million and $28 million as of July 31, 2022 and January 31, 2022, respectively, and (ii) a contract asset primarily for revenue recognized from non-cancelable, multi-year orders in which fees increase annually but for which we are not contractually able to invoice until a future period, which were $46 million and $36 million as of July 31, 2022 and January 31, 2022, respectively.
Note 10. Leases
We have operating leases for our corporate offices. Our leases have various expiration dates through 2034, some of which include options to extend the leases for up to nine years. Additionally, we are the sublessor for certain office space. Our sublease income for each of the three and six months ended July 31, 2022 and 2021 was immaterial.
For each of the three months ended July 31, 2022 and 2021, our operating lease expense was $3 million. For each of the six months ended July 31, 2022 and 2021, our operating lease expense was $7 million.
Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended July 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,834	$6,794
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	14,272	1,888

Supplemental balance sheet information related to leases was as follows:

	July 31, 2022	January 31, 2022
Weighted Average Remaining Lease Term	6.9 years	6.0 years
Weighted Average Discount Rate	4.1%	3.7%

As of July 31, 2022, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year
Remaining for 2023	$4,845
2024	10,584
2025	10,834
2026	9,349
2027	8,563
Thereafter	31,608
Total lease payments	75,783
Less imputed interest	(12,311)
Total	$63,472

Veeva Systems Inc. | Form 10-Q	15

Note 11. Stockholders’ Equity
Stock Option Activity
A summary of stock option activity for the six months ended July 31, 2022 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2022	12,090,522	$77.89	4.6	$1,964
Options granted	3,106,696	206.68
Options exercised	(745,357)	34.01
Options forfeited/cancelled	(233,321)	206.24
Options outstanding at July 31, 2022	14,218,540	$106.28	5.4	$1,725
Options vested and exercisable at July 31, 2022	7,560,987	$49.04	3.0	$1,333
Options vested and exercisable at July 31, 2022 and expected to vest thereafter	14,218,540	$106.28	5.4	$1,725

The options granted during the six months ended July 31, 2022 were predominantly made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $78.98 and $88.56 per option for the three and six months ended July 31, 2022, respectively.
As of July 31, 2022, there was $421 million in unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 2.9 years.
As of July 31, 2022, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
The total intrinsic value of options exercised was approximately $45 million and $128 million for the three and six months ended July 31, 2022, respectively.
Stock Option Valuation Assumptions
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended July 31,						Six months ended July 31,
	2022			2021			2022			2021
Volatility	38%	-	39%	37%	-	39%	37%	-	39%	37%	-	39%
Expected term (in years)	6.25			6.25			6	-	7	6.25
Risk-free interest rate	2.90%	-	3.30%	0.84%	-	1.08%	1.90%	-	3.30%	0.68%	-	1.08%
Dividend yield	—%			—%			—%			—%

Restricted Stock Units
A summary of restricted stock unit (RSU) activity for the six months ended July 31, 2022 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2022	619,388	$175.23
RSUs granted	1,458,211	206.38
RSUs vested	(438,850)	200.73
RSUs forfeited/cancelled	(57,622)	197.05
Balance at July 31, 2022	1,581,127	196.09

16	Veeva Systems Inc. | Form 10-Q

As of July 31, 2022, there was a total of $278 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years. The total intrinsic value of RSUs vested was $50 million and $92 million for the three and six months ended July 31, 2022, respectively.
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
The numerators and denominators of the basic and diluted net income per share computations for our common stock are calculated as follows (in thousands, except per share data):

	Three months ended July 31,				Six months ended July 31,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income, basic	$81,966	$8,635	$98,355	$10,503	$172,517	$18,199	$202,685	$21,740
Denominator
Weighted average shares used in computing net income per share, basic	140,185	14,766	138,320	14,770	139,971	14,765	137,970	14,798
Net income per share, basic	$0.58	$0.58	$0.71	$0.71	$1.23	$1.23	$1.47	$1.47
Diluted
Numerator
Net income, basic	$81,966	$8,635	$98,355	$10,503	$172,517	$18,199	$202,685	$21,740
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	8,635	—	10,503	—	18,199	—	21,740	—
Reallocation of net income to Class B common stock	—	3,630	—	5,846	—	8,241	—	12,297
Net income, diluted	$90,601	$12,265	$108,858	$16,349	$190,716	$26,440	$224,425	$34,037
Denominator
Number of shares used for basic net income per share computation	140,185	14,766	138,320	14,770	139,971	14,765	137,970	14,798
Conversion of Class B to Class A common stock	14,766	—	14,770	—	14,765	—	14,798	—
Effect of potentially dilutive common shares	7,181	7,181	9,675	9,675	7,763	7,763	9,868	9,868
Weighted average shares used in computing net income per share, diluted	162,132	21,947	162,765	24,445	162,499	22,528	162,636	24,666
Net income per share, diluted	$0.56	$0.56	$0.67	$0.67	$1.17	$1.17	$1.38	$1.38

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three months ended July 31,		Six months ended July 31,
	2022	2021	2022	2021
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	5,062,172	1,130,487	3,150,419	732,386

Veeva Systems Inc. | Form 10-Q	17

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
Fact discovery is largely complete and we expect to complete expert discovery in early 2023. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of gain or loss, if any, that could result from the OpenData and Network Action, we believe that IQVIA’s claims lack merit and that our counterclaims warrant injunctive relief and monetary damages for Veeva.
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
On August 21, 2020, the District of New Jersey consolidated the Veeva Nitro Action and IQVIA Declaratory Action. Fact discovery is largely complete and we expect to complete expert discovery in early 2023.
While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, we believe that our claims warrant injunctive and declaratory relief and monetary damages for Veeva and against IQVIA.
Fee Arrangements Related to the IQVIA Litigation Matters. We have entered into partial contingency fee arrangements with certain law firms representing us in the IQVIA litigations. Pursuant to those arrangements, such law firms are entitled to an agreed portion of any damages we recover from IQVIA or may be entitled to payment of success fees from us based on the achievement of certain outcomes. While it is reasonably possible that we may incur such success fees, we are unable to make an estimate of any such liability and have not accrued any liability related to success fees at this time.
Medidata Litigation Matter
On January 26, 2017, Medidata Solutions, Inc. filed a complaint in the U.S. District Court for the Southern District of New York (Medidata Solutions, Inc. v. Veeva Systems Inc. et al. (No. 1:17-cv-00589)) against us and five individual Veeva employees who previously worked for Medidata (“Individual Employees”). The complaint alleged that we induced and conspired with the Individual Employees to breach their employment agreements, including non-compete and confidentiality provisions, and to misappropriate Medidata’s confidential and trade secret information. The complaint sought declaratory and injunctive relief, unspecified monetary damages, and attorneys’ fees. Medidata amended its complaint twice, asserting the same claims with additional factual allegations, and voluntarily dismissed the Individual Defendants without prejudice. The trial began on July 11, 2022. On July 15, 2022, after four days of jury trial, the court granted Veeva’s motion for judgment as a matter of law, thereby resolving the case in favor of Veeva. Medidata moved for reconsideration of the decision on July 29, 2022, which was denied by the court on August 18, 2022.
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

Note 14. Revenues by Product
We group our revenues into two product areas: Commercial Solutions and R&D Solutions. Commercial Solutions revenues consist of revenues from our Veeva Commercial Cloud, Veeva Data Cloud, and Veeva Claims solutions. R&D Solutions consist of revenues from our Veeva Development Cloud, Veeva RegulatoryOne, and Veeva QualityOne solutions.
Total revenues consist of the following (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2022	2021	2022	2021
Subscription services
Commercial Solutions(1)	$236,356	$218,128	$464,080	$425,973
R&D Solutions(1)	192,293	148,308	367,201	281,582
Total subscription services	$428,649	$366,436	$831,281	$707,555
Professional services
Commercial Solutions(1)	$44,424	$38,968	$87,745	$82,567
R&D Solutions(1)	61,145	50,190	120,294	99,045
Total professional services	$105,569	$89,158	$208,039	$181,612
Total revenues	$534,218	$455,594	$1,039,320	$889,167
(1) Certain prior period revenues have been adjusted to match current period presentation.

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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2022	2021	2022	2021
Revenues by geography
North America	$308,958	$259,125	$603,729	$505,425
Europe	149,806	127,549	288,768	248,853
Asia Pacific	60,952	55,850	118,665	109,482
Middle East, Africa, and Latin America	14,502	13,070	28,158	25,407
Total revenues	$534,218	$455,594	$1,039,320	$889,167

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	July 31, 2022	January 31, 2022
Long-lived assets by geography
North America	$43,872	$45,625
Europe	5,793	6,135
Asia Pacific	1,181	1,335
Middle East, Africa, and Latin America	1,563	1,400
Total long-lived assets	$52,409	$54,495

20	Veeva Systems Inc. | Form 10-Q

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
In April 2022 we announced that our solutions will be grouped into three major product categories going forward—Veeva Commercial Cloud, Veeva Data Cloud, and Veeva Development Cloud. We also announced that our data offerings previously offered under the Veeva Data Cloud brand are now offered under the Veeva Compass brand. Veeva Data Cloud is now comprised of the following solutions formerly categorized as Commercial Cloud offerings: Veeva Compass, Veeva Link, and Veeva OpenData. For financial reporting purposes, revenues associated with our Veeva Commercial Cloud, Veeva Data Cloud, and Veeva Claims solutions are classified as “Commercial Solutions” revenues, and revenues associated with our Veeva Development Cloud, Veeva RegulatoryOne, and Veeva QualityOne solutions are classified as “R&D Solutions” revenues.
In our fiscal year ended January 31, 2022, we derived approximately 59% and 41% of our subscription services revenues and 56% and 44% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. For the six months ended July 31, 2022, we derived approximately 56% and 44% of our subscription services revenues and 53% and 47% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. The contribution of subscription services revenues and total revenues associated with our R&D Solutions are expected to continue to increase as a percentage of subscription services revenues and total revenues in the future. We also offer certain of our R&D Solutions to industries outside the life sciences industry primarily in North America and Europe.
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

As of January 31, 2022, 2021, and 2020, we served 1,205, 993, and 861 customers, respectively. As of January 31, 2022, 2021, and 2020, we had 653, 572, and 523 Commercial Solutions customers, respectively, and 860, 664, and 538 R&D Solutions customers, respectively. These customer count totals are net of customer attrition during each period. The combined customer counts for Commercial Solutions and R&D Solutions exceed the total customer count in each year because some customers subscribe to products in both areas. Commercial Solutions consist of our cloud software, data, and analytics products built specifically to more efficiently and effectively commercialize our customers’ products. R&D Solutions consist of our clinical, quality, regulatory, and safety products. Many of our applications for R&D are used by smaller, earlier stage, pre-commercial companies, some of which may not reach the commercialization stage. Thus, the potential number of R&D Solutions customers is higher than the potential number of Commercial Solutions customers.
For the six months ended July 31, 2022 and 2021, our total revenues were $1,039 million and $889 million, respectively, representing year-over-year growth in total revenues of 17%. For the six months ended July 31, 2022 and 2021, our subscription services revenues were $831 million and $708 million, respectively, representing year-over-year growth in subscription services revenues of 17%. We generated net income of $191 million and $224 million for the six months ended July 31, 2022 and 2021, respectively.
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
The Continuing Impact of the COVID-19 Pandemic
The worldwide outbreak of COVID-19 has had a widespread impact on our business operations, the life sciences industry, healthcare systems, financial markets, and the global economy. While the impact of COVID-19 on our operational and financial performance has not been materially negative to date, the future impact is uncertain and will depend on future developments, including the duration and spread of outbreaks and variants, government responses, the rate of vaccinations and boosters, the impact on our customers, the impact on our employees, and the extent of further adverse impacts to the economy, all of which cannot be predicted with certainty.
Certain impacts of the COVID-19 pandemic and resulting changes in business practice may be enduring over the long term and may result in significant changes in business practice within the technology industry, the life sciences industry, and the world economy generally. For example, while we have resumed certain in-person customer, employee, and industry events, some of our customers continue to have travel and in-person meeting restrictions that limit our ability to conduct business in person and we cannot predict how long such limitations will remain in effect. Further, the extent to which remote work will remain common practice for our customers and peer companies is not certain and may have significant impacts on hiring practices, management practices, expense structures and investments, and other aspects of their business and ours. We have adopted a permanent “Work Anywhere” policy, which generally gives employees the flexibility to work in an office or at home on any given day, with certain job-specific restrictions. We believe this program is beneficial to our business but we have limited experience with the program. Similarly, the extent to which virtual meetings and interactions continue to be used or preferred in lieu of in-person interactions may significantly change business practices for us and our customers, and, in turn, may impact demand for our products and services. For example, if our customers reduce sales representatives in response to an increasing preference for virtual meetings with doctors, demand for our core CRM application may decline. In the quarter ended October 31, 2020, we disclosed that we expected life sciences companies to reduce the number of sales representatives that they employ by roughly 10%. We currently expect the majority of these reductions to take place by the end of our fiscal year ending January 31, 2023, with reductions still occurring in our fiscal year ending January 31, 2024. Such reductions could negatively impact sales of our solutions, including Veeva CRM and certain of our other Commercial Solutions, but we cannot be certain such reductions will happen or of the timing or magnitude of such reductions. At the same time, demand for our products that enable virtual interactions with doctors and clinical trial participants may increase. We cannot accurately predict how such changes may impact Veeva's results over the long term.

22	Veeva Systems Inc. | Form 10-Q

Impacts of the Russian Invasion of Ukraine
We are closely monitoring the impact of the Russian invasion of Ukraine and its global impacts. While the conflict is still evolving and the outcome remains highly uncertain, we have not seen a direct material impact from the Russian invasion to date. We do not currently have office locations or employees in Russia and our revenues from sales to Russian entities were limited. However, if the conflict continues or worsens, leading to greater disruptions and uncertainty within the life sciences industry or global economy, our business and results of operations could be negatively impacted.
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
We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training, and managed services related to our solutions and services related to our Veeva Business Consulting offering. For the six months ended July 31, 2022, subscription services revenues constituted 80% of total revenues and professional services and other revenues constituted 20% of total revenues.
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

Veeva Systems Inc. | Form 10-Q	23

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

24	Veeva Systems Inc. | Form 10-Q

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
Cost of Revenues
Cost of subscription services revenues for all of our solutions consists of expenses related to our computing infrastructure provided by third parties, including Salesforce, Inc. and Amazon Web Services, personnel related costs associated with hosting our subscription services and providing support, including our data stewards, data acquisition and third-party contractor costs related to the development of our data products, expenses associated with computer equipment and software, and allocated overhead. We intend to continue to invest additional resources in our subscription services to enhance our product offerings and increase our delivery capacity. We may add or expand computing infrastructure capacity in the future, migrate to new computing infrastructure service providers, make additional investments in the availability and security of our solutions, and make continued investments in data sources.
Cost of professional services and other consists primarily of employee-related expenses associated with providing professional and Veeva Business Consulting services. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscription services due to the direct labor costs and costs of third-party subcontractors.
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
Provision for Income Taxes
Provision for income taxes consists of federal, state, and local income taxes in the United States and income taxes in certain foreign jurisdictions. See note 8 of the notes to our condensed consolidated financial statements.

Veeva Systems Inc. | Form 10-Q	25

Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides accounting relief from the future impact of the cessation of the London Interbank Offered Rate (LIBOR) by, among other things, providing optional expedients to treat contract modifications resulting from such reference rate reform as a continuation of the existing contract and for hedging relationships to not be de-designated as a result of such changes provided certain criteria are met. The guidance became effective on March 12, 2020, and the amendments apply prospectively through December 31, 2022. We are currently in the process of incorporating fallback language in negotiated contracts and incorporating non-LIBOR reference rate and/or fallback language in new contracts to prepare for these changes. We do not expect the adoption of ASU 2020-04 to have a material impact on our condensed consolidated financial statements.
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
Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
	2022	2021	2022	2021

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$428,649	$366,436	$831,281	$707,555
Professional services and other	105,569	89,158	208,039	181,612
Total revenues	534,218	455,594	1,039,320	889,167
Cost of revenues(1):
Cost of subscription services	64,035	53,909	122,988	105,126
Cost of professional services and other	87,634	68,188	168,196	133,107
Total cost of revenues	151,669	122,097	291,184	238,233
Gross profit	382,549	333,497	748,136	650,934
Operating expenses(1):
Research and development	134,008	94,899	247,483	178,125
Sales and marketing	89,617	71,789	165,732	136,399
General and administrative	57,832	42,185	106,157	83,340
Total operating expenses	281,457	208,873	519,372	397,864
Operating income	101,092	124,624	228,764	253,070
Other income, net	8,398	1,666	11,107	6,230
Income before income taxes	109,490	126,290	239,871	259,300
Provision for income taxes	18,889	17,432	49,155	34,875
Net income	$90,601	$108,858	$190,716	$224,425
(1) Includes stock-based compensation as follows:

26	Veeva Systems Inc. | Form 10-Q

Cost of revenues:
Cost of subscription services	$1,693	$1,316	$2,970	$2,222
Cost of professional services and other	13,818	9,541	23,808	16,963
Research and development	38,901	22,315	64,724	39,152
Sales and marketing	24,031	15,115	40,924	26,670
General and administrative	17,599	14,098	30,750	25,867
Total stock-based compensation	$96,042	$62,385	$163,176	$110,874

Revenues

	Three months ended July 31,			Six months ended July 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Revenues:
Subscription services	$428,649	$366,436	17%	$831,281	$707,555	17%
Professional services and other	105,569	89,158	18%	208,039	181,612	15%
Total revenues	$534,218	$455,594	17%	$1,039,320	$889,167	17%
Percentage of revenues:
Subscription services	80%	80%		80%	80%
Professional services and other	20	20		20	20
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended July 31, 2022 increased $79 million, of which $62 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $44 million of subscription services revenue attributable to R&D Solutions and $18 million of subscription services revenue attributable to Commercial Solutions. The geographic mix of subscription services revenues was 56% from North America, 28% from Europe, and 16% from other locations, primarily Asia Pacific, for the three months ended July 31, 2022, as compared to 56% from North America, 27% from Europe, and 17% from other locations, primarily Asia Pacific, for the three months ended July 31, 2021.
Professional services and other revenues for the three months ended July 31, 2022 increased $16 million. The increase was primarily due to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our R&D Solutions. Demand for our Veeva Business Consulting services also contributed to the growth for the period. The geographic mix of professional services and other revenues was 64% from North America, 29% from Europe, and 7% from other locations, primarily Asia Pacific, for the three months ended July 31, 2022, as compared to 59% from North America, 33% from Europe, and 8% from other locations, primarily Asia Pacific, for the three months ended July 31, 2021.
Total revenues for the six months ended July 31, 2022 increased $150 million, of which $124 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $86 million of subscription services revenue attributable to R&D Solutions and $38 million of subscription services revenue attributable to Commercial Solutions. The geographic mix of subscription services revenues was 57% from North America, 28% from Europe, and 15% from other locations, primarily Asia Pacific, for the six months ended July 31, 2022 as compared to subscription services revenues of 56% from North America, 27% from Europe, and 17% from other locations, primarily Asia Pacific, for the six months ended July 31, 2021.
Professional services and other revenues for the six months ended July 31, 2022 increased $26 million. The increase was primarily due to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our R&D Solutions. Demand for our Veeva Business Consulting services also contributed to the growth for the period. The geographic mix of professional services and other revenues was 64% from North America, 28% from Europe,

Veeva Systems Inc. | Form 10-Q	27

and 8% from other locations, primarily Asia Pacific, for the six months ended July 31, 2022 as compared to 59% from North America, 33% from Europe, and 8% from other locations, primarily Asia Pacific, for the six months ended July 31, 2021.
While we expect total revenues and subscription revenues to continue to grow in the second half of the fiscal year ending January 31, 2023, we expect our year-over-year growth to be negatively impacted by foreign currency exchange fluctuations discussed in "Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange risk” and as a result of macroeconomic factors, including lower funding and spending levels within segments of our customer base and increased project scrutiny, including budgetary scrutiny, for certain potential projects.
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
Cost of Revenue and Gross Margin

	Three months ended July 31,			Six months ended July 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$64,035	$53,909	19%	$122,988	$105,126	17%
Cost of professional services and other	87,634	68,188	29%	168,196	133,107	26%
Total cost of revenues	$151,669	$122,097	24%	$291,184	$238,233	22%
Gross margin percentage:
Subscription services	85%	85%		85%	85%
Professional services and other	17%	24%		19%	27%
Total gross margin percentage	72%	73%		72%	73%
Gross profit	$382,549	$333,497	15%	$748,136	$650,934	15%

Cost of revenues for the three months ended July 31, 2022 increased $30 million, of which $10 million was related to an increase in cost of subscription services. The increase in cost of subscription services was primarily due to increases of $5 million in computing infrastructure costs, which was driven by an increase in the number of end users of our subscription services and $3 million in employee compensation-related costs. We expect cost of subscription services to increase in absolute dollars in the near term due to increased usage of our subscription services and increased data costs related to our Veeva Compass offering.
Cost of revenues for the six months ended July 31, 2022 increased $53 million, of which $18 million was related to an increase in cost of subscription services. The increase in cost of subscription services was primarily due to increases of $8 million in computing infrastructure costs, which was driven by an increase in the number of end users of our subscription services, $6 million in employee compensation-related costs, and $2 million in costs of third-party contractors.
Cost of professional services and other for the three months ended July 31, 2022 increased $19 million, primarily due to a $17 million increase in employee compensation-related costs (which includes an increase of $4 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. We expect cost of professional services and other to increase in absolute dollars in the near term as we continue to add personnel to our global professional services organization and Veeva Business Consulting.

28	Veeva Systems Inc. | Form 10-Q

Cost of professional services and other for the six months ended July 31, 2022 increased $35 million, primarily due to an increase of $30 million in employee compensation-related costs (which includes an increase of $7 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period.
Gross margin for the three months ended July 31, 2022 and 2021 was 72% and 73%, respectively. The slight decrease compared to the same period in the prior fiscal year was due to lower gross margin for our professional services in the quarter ended July 31, 2022, as compared to the same period in the prior fiscal year.
Gross margin for the six months ended July 31, 2022 and 2021 was 72% and 73%, respectively. The slight decrease compared to the same period in the prior fiscal year was due to lower gross margin for our professional services in the six months ended July 31, 2022, as compared to the same period in the prior fiscal year.
Operating Expenses and Operating Margin
Operating expenses include research and development, sales and marketing, and general and administrative expenses. As we continue to invest in our growth through hiring, we expect operating expenses and stock-based compensation to increase in absolute dollars and to slightly increase as a percentage of revenue in the future.
Research and Development

	Three months ended July 31,			Six months ended July 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Research and development	$134,008	$94,899	41%	$247,483	$178,125	39%
Percentage of total revenues	25%	21%		24%	20%

Research and development expenses for the three months ended July 31, 2022 increased $39 million, primarily due to an increase of $37 million in employee compensation-related costs (which includes an increase of $17 million in stock-based compensation) and an increase of $1 million in technology infrastructure costs. The increase in employee compensation-related costs is primarily driven by headcount increases and the full quarter impact of compensation increases for our existing employees. The expansion of our headcount and compensation increases in research and development is to support development work for the increased number of products that we offer or may offer in the future.
Research and development expenses for the six months ended July 31, 2022 increased $69 million, primarily due to an increase of $63 million in employee compensation-related costs (which includes an increase of $26 million in stock-based compensation) and an increase of $5 million in technology infrastructure costs. The increase in employee compensation-related costs is primarily driven by headcount increases and the impact of compensation increases for our existing employees. The expansion of our headcount in research and development is to support development work for the increased number of products that we offer or may offer in the future.
We expect research and development expenses to increase in absolute dollars in the fiscal year ending January 31, 2023, primarily due to headcount expansion and continued investment in our product offerings.
Sales and Marketing

	Three months ended July 31,			Six months ended July 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Sales and marketing	$89,617	$71,789	25%	$165,732	$136,399	22%
Percentage of total revenues	17%	16%		16%	15%

Sales and marketing expenses for the three months ended July 31, 2022 increased $18 million, primarily due to increases of $13 million in employee compensation-related costs (which includes an increase of $9 million in stock-based compensation), $2 million in marketing program costs, and $1 million in travel and entertainment. The

Veeva Systems Inc. | Form 10-Q	29

increase in employee compensation-related costs is primarily driven by headcount increases and the full quarter impact of compensation increases for our existing employees.
Sales and marketing expenses for the six months ended July 31, 2022 increased $29 million, primarily due to increases of $24 million in employee compensation-related costs (which includes an increase of $14 million in stock-based compensation), $3 million in marketing program costs, and $2 million in travel and entertainment. The increase in employee compensation-related costs is primarily driven by headcount increases and the impact of compensation increases for our existing employees.
We expect sales and marketing expenses to grow in absolute dollars in the future, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our product offerings and our continued expansion of our sales capacity across all our solutions. Additionally, we expect travel and entertainment costs to continue increasing in the second half of the fiscal year ending January 31, 2023.
General and Administrative

	Three months ended July 31,			Six months ended July 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
General and administrative	$57,832	$42,185	37%	$106,157	$83,340	27%
Percentage of total revenues	11%	9%		10%	9%

General and administrative expenses for the three months ended July 31, 2022 increased $16 million, primarily due to an increase of $6 million in employee compensation-related costs (which includes an increase of $4 million in stock-based compensation) and an increase of $6 million in fees for third-party legal counsel. The increase in employee compensation-related costs is primarily driven by headcount increases and the full quarter impact of compensation increases for our existing employees.
General and administrative expenses for the six months ended July 31, 2022 increased $23 million, primarily due to an increase of $11 million in employee compensation-related costs (which includes an increase of $5 million in stock-based compensation), $8 million in fees for third-party legal counsel and third-party consultants, and $4 million in technology infrastructure costs. The increase in employee compensation-related costs is primarily driven by headcount increases and the impact of compensation increases for our existing employees.
We expect general and administrative expenses to continue to grow in absolute dollars in the future as a result of headcount expansion, investments in our information technology infrastructure, and third-party fees, including fees associated with ongoing litigation.
Other Income, Net

	Three months ended July 31,			Six months ended July 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Other income, net	$8,398	$1,666	404%	$11,107	$6,230	78%

Other income, net, for the three months ended July 31, 2022 increased $7 million, primarily due to an increase of $4 million in interest income and $2 million in accretion of discount on short-term investments.
Other income, net, for the six months ended July 31, 2022 increased $5 million, primarily due to an increase of $4 million in interest income.
We expect other income, net, to continue to increase for the remainder of the fiscal year ending January 31, 2023 as a result of increasing interest rates.

30	Veeva Systems Inc. | Form 10-Q

Foreign Currency
We continue to experience foreign currency fluctuations primarily due to the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, British Pound Sterling, Hungarian Forint, Chinese Yuan, and Brazilian Real. We may continue to experience favorable or adverse foreign currency impacts due to volatility in these currencies.
Provision for Income Taxes

	Three months ended July 31,			Six months ended July 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Income before income taxes	$109,490	$126,290	(13)%	$239,871	$259,300	(7)%
Provision for income taxes	$18,889	$17,432	8%	$49,155	$34,875	41%
Effective tax rate	17.3%	13.8%		20.5%	13.4%

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
For the three months ended July 31, 2022 and 2021, our effective tax rates were 17.3% and 13.8%, respectively. During the three months ended July 31, 2022 as compared to the prior year period, our effective tax rate increased primarily due to a reduction in excess tax benefits related to equity compensation. We recognized excess tax benefits in our provision for income taxes of $4 million and $18 million for the three months ended July 31, 2022 and 2021, respectively.
For the six months ended July 31, 2022 and 2021, our effective tax rates were 20.5% and 13.4%, respectively. During the six months ended July 31, 2022 as compared to the prior year period, our effective tax rate increased primarily due to a reduction in excess tax benefits related to equity compensation. We recognized such excess tax benefits in our provision for income taxes of $9 million and $35 million for the six months ended July 31, 2022 and 2021, respectively.
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

Veeva Systems Inc. | Form 10-Q	31

•Impact of tax legislation. We exclude the direct cash payments associated with the newly effective tax legislation requiring the capitalization of certain research and development expenses for purposes of calculating non-GAAP operating cash flows. We do not believe the impact resulting from changes in the tax treatment of research and development costs to be indicative of our operating performance, nor does our management consider such impact in assessing the level of cash provided by operating activities. Accordingly, we believe excluding the impact of this change in tax law provides for better evaluation of our current operating performance and comparison to past operating results.
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

32	Veeva Systems Inc. | Form 10-Q

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended July 31,		Six months ended July 31,
	2022	2021	2022	2021

	(in thousands)
Net cash provided by operating activities	$93,386	$119,065	$574,413	$597,450
Excess tax benefits from employee stock plans	(2,094)	(17,609)	(5,093)	(35,060)
Impact of tax legislation	37,946	—	37,946	—
Net cash provided by operating activities on a non-GAAP basis	$129,238	$101,456	$607,266	$562,390
Net cash used in investing activities	$(184,205)	$(242,814)	$(562,692)	$(280,763)
Net cash (used in) provided by financing activities	$(7,884)	$5,657	$(6,592)	$22,462

Operating income on a GAAP basis	$101,092	$124,624	$228,764	$253,070
Stock-based compensation expense	96,042	62,385	163,176	110,874
Amortization of purchased intangibles	4,906	4,579	9,652	9,007
Operating income on a non-GAAP basis	$202,040	$191,588	$401,592	$372,951
Net income on a GAAP basis	$90,601	$108,858	$190,716	$224,425
Stock-based compensation expense	96,042	62,385	163,176	110,874
Amortization of purchased intangibles	4,906	4,579	9,652	9,007
Income tax effect on non-GAAP adjustments(1)	(25,303)	(23,151)	(37,512)	(44,753)
Net income on a non-GAAP basis	$166,246	$152,671	$326,032	$299,553
Diluted net income per share on a GAAP basis	$0.56	$0.67	$1.17	$1.38
Stock-based compensation expense	0.59	0.38	1.00	0.68
Amortization of purchased intangibles	0.03	0.03	0.06	0.06
Income tax effect on non-GAAP adjustments(1)	(0.15)	(0.14)	(0.22)	(0.28)
Diluted net income per share on a non-GAAP basis	$1.03	$0.94	$2.01	$1.84
(1) For the three and six months ended July 31, 2022 and 2021, we used an estimated annual effective non-GAAP tax rate of 21%.

Liquidity and Capital Resources

	Three months ended July 31,		Six months ended July 31,
	2022	2021	2022	2021

	(in thousands)
Net cash provided by operating activities	$93,386	$119,065	$574,413	$597,450
Net cash used in investing activities	(184,205)	(242,814)	(562,692)	(280,763)
Net cash (used in) provided by financing activities	(7,884)	5,657	(6,592)	22,462
Effect of exchange rate changes on cash and cash equivalents	(1,049)	(180)	(2,923)	(2,945)
Net change in cash and cash equivalents	$(99,752)	$(118,272)	$2,206	$336,204

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. As of July 31, 2022, our cash, cash equivalents, and short-term investments totaled $2.9 billion, of which $72 million represented cash and cash equivalents held outside of the United States.
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
Our non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States, except in certain designated jurisdictions that have an immaterial impact to our financial statements. As of July 31, 2022, we have not recorded any taxes, such as withholding taxes, associated with the

Veeva Systems Inc. | Form 10-Q	33

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
Cash Flows from Operating Activities
Our largest source of operating cash inflows is cash collections from our customers for subscription services. We also generate significant cash flows from our professional services arrangements. The first quarter of our fiscal year is seasonally the strongest quarter for cash inflows due to the timing of our annual subscription billings and related collections. Our primary uses of cash from operating activities are for employee-related expenditures, expenses related to our computing infrastructure (including Salesforce, Inc. and Amazon Web Services), building infrastructure costs (including leases for office space), fees for third-party legal counsel and accounting services, payments to taxing authorities, and data acquisition costs. Note that our net income reflects the impact of excess tax benefits related to equity compensation.
Net cash provided by operating activities was $93 million for the three months ended July 31, 2022 compared to $119 million provided by operating activities for the three months ended July 31, 2021. The $26 million decrease was primarily due to higher operating expenses due to increases in headcount, partially offset by increased sales and the related cash collections.
Net cash provided by operating activities was $574 million for the six months ended July 31, 2022 compared to $597 million provided by operating activities for the six months ended July 31, 2021. The $23 million decrease was primarily due to higher operating expenses due to increases in headcount, partially offset by increased sales and the related cash collections.
The cash flows from operating activities for the six months ended July 31, 2022 represent a significant portion of the cash flows from operating activities that we expect during our fiscal year ending January 31, 2023. As a result, we expect cash flows from operating activities to be substantially less in future quarterly periods during this fiscal year.
Our cash flows from operating activities for the three and six months ended July 31, 2022 was reduced as a result of certain provisions in the Tax Cuts and Jobs Act of 2017, which eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years. Although Congress is considering legislation that would defer the requirement to later years, we have no assurance that the provision will be so deferred, repealed or otherwise modified. If the requirement is not modified, it will continue to materially reduce our cash flows.
Cash Flows from Investing Activities
The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Net cash used in investing activities was $184 million for the three months ended July 31, 2022 compared to $243 million used in investment activities for the three months ended July 31, 2021. The $59 million decrease in cash

34	Veeva Systems Inc. | Form 10-Q

used in investing activities was mainly due to the net decrease in purchases of investments for the three months ended July 31, 2022.
Net cash used in investing activities was $563 million for the six months ended July 31, 2022 compared to $281 million used in investment activities for the six months ended July 31, 2021. The $282 million increase in cash used in investing activities was mainly due to the net increase in purchases of investments for the six months ended July 31, 2022.
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
Net cash used in financing activities was $8 million for the three months ended July 31, 2022 compared to $6 million provided by financing activities for the three months ended July 31, 2021. The $14 million decrease in cash provided by financing activities was primarily related to a decrease of $12 million in proceeds from employee stock option exercises and a $2 million increase in cash used to pay employee taxes related to the net share settlement of RSUs.
Net cash used in financing activities was $7 million for the six months ended July 31, 2022 compared to $22 million provided by financing activities for the six months ended July 31, 2021.The $29 million decrease in cash provided by financing activities was primarily related to an increase of $17 million of cash used to pay employee taxes related to the net share settlement of RSUs and a decrease of $12 million in proceeds from employee stock option exercises.
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
There have been no material changes to our critical accounting policies and estimates during the six months ended July 31, 2022 as compared to the those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

Veeva Systems Inc. | Form 10-Q	35

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, British Pound Sterling, Hungarian Forint, Chinese Yuan, and Brazilian Real, and may be adversely affected in the future due to changes in foreign currency exchange rates. For example, changes in exchange rates negatively affected our revenues as expressed in U.S. dollars for the three and six months ended July 31, 2022, and we expect our revenues as expressed in U.S. dollars to be negatively affected by changes in exchange rates for our fiscal year ending January 31, 2023 as well. Additionally, changes in exchange rates reduced our expenses as expressed in U.S. dollars for the three and six months ended July 31, 2022, which largely offset the impact to operating income for those periods resulting from changes in exchange rates that reduced revenue as expressed in U.S. dollars.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded and such fluctuations can impact our net income. We engage in the hedging of our foreign currency transactions as described in note 7 of the notes to our condensed consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. Realized and unrealized foreign currency gains, primarily resulting from foreign currency hedges offset by the re-measurement of monetary account balances, were immaterial for the three and six months ended July 31, 2022, respectively. Realized and unrealized foreign currency gains were immaterial for the three months ended July 31, 2021 and $2 million for the six months ended July 31, 2021.
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $2.9 billion as of July 31, 2022. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, foreign government bonds, and agency mortgage-backed securities. The cash and cash equivalents are held for working capital purposes and other operational activities. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $16 million market value reduction in our investment portfolio as of July 31, 2022. An immediate decrease of 100-basis points in interest rates would have increased the market value by $16 million as of July 31, 2022. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

36	Veeva Systems Inc. | Form 10-Q

ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Unique and uncertain macroeconomic and geopolitical factors, including as a result of inflationary pressures, currency exchange fluctuations, the Russian invasion of Ukraine, continuing uncertainty surrounding the effects of COVID-19, and rising interest rates may cause instability and volatility in the global financial markets and disruptions within the life sciences industry that may negatively impact our business, our financial results, and our stock price.
•If the third-party providers of healthcare professional and healthcare organization data and prescription drug sales data, such as IQVIA for instance, do not allow our customers to upload and use such data in our solutions, the demand for our solutions may decrease, and our business may be negatively impacted.
•We rely on third-party providers for computing infrastructure, secure network connectivity, and other technology-related services needed to deliver our cloud solutions, and any disruption in the services provided by them could adversely affect our business and subject us to liability.
•Because key and substantial portions of our multichannel CRM applications are built on Salesforce, Inc.’s Salesforce Platform, we are dependent upon Salesforce, Inc. to provide these solutions to our customers and we are bound by the restrictions of our agreement with Salesforce, Inc., which limits the markets to which we may sell our Veeva CRM solution.
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

Veeva Systems Inc. | Form 10-Q	39

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
Our solutions involve the storage and transmission of our customers’ proprietary information (including personal or identifying information regarding their employees and the medical professionals whom their sales personnel contact, and sensitive proprietary data related to the clinical trial, regulatory submission and sales and marketing processes for medical treatments), personal information of medical professionals, personal information (which may include personal health information) of patients and clinical trial participants, and other sensitive information. For example, Veeva Crossix processes third-party health and non-health data for U.S. patients. Additionally, we maintain and process other confidential, proprietary, and sensitive business information, including personal information relating to our employees and contractors and confidential information relating to our solutions and business. Unauthorized access or other security breaches or incidents, as a result of third-party action (e.g., cyber-attacks, or the introduction into our networks or systems of ransomware or other malware), employee or contractor error or malfeasance, product defect, or otherwise, could result in the loss of information, inappropriate access to or use, unavailability, modification, destruction, or other processing of information, loss of intellectual property, service interruption, service degradation, outages, service level credits, claims, demands, litigation, regulatory investigations and other proceedings, indemnity obligations, damage to our reputation, and other liability. It is possible that our risk of cyber-attack and other sources of security breaches and incidents may be elevated as a result of Russia’s invasion of Ukraine due to an increase in cyber-attack attempts on us, our customers, our partners, or our technology infrastructure providers. While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. Moreover, our efforts to detect, prevent, and remediate known or unknown security vulnerabilities, including those arising from third-party hardware or software in our supply chain, may be insufficient to prevent security breaches or incidents resulting from such vulnerabilities, and may result in additional direct or indirect costs and liabilities and time of management and technical personnel. We may be required to expend significant capital and financial resources to protect against the foregoing threats and to alleviate problems caused by actual or perceived security breaches or incidents. Additionally, we and our service providers may face difficulties or delays in identifying, remediating, and otherwise responding to any cybersecurity attack or other security breach or incident. Any or all of these circumstances or issues, or the perception that any of them have occurred or are present (including any actual or perceived cyberattacks or other security breaches or incidents), could adversely affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage and harm to our market position, or subject us to third-party claims, demands, and lawsuits, regulatory investigations, proceedings, fines, and penalties, mandatory notifications and disclosures, or other action or liability, which could adversely affect our operating results and financial condition. Our insurance may not be adequate to cover losses associated with such events, and such insurance may not cover all types of costs, expenses, and losses we could incur to respond to and remediate a security breach or incident.
The markets in which we participate are highly competitive, and if we do not compete effectively, our business and operating results could be adversely affected.
The markets for our solutions are highly competitive. In new sales cycles within our largest product categories, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. The principal such competitor for our Commercial Solutions is IQVIA Holdings Inc., which offers a CRM application built on the Salesforce Platform, various data products, and other applications. Our data and data analytics products, including Veeva OpenData, Veeva Link, Veeva Crossix, and Veeva Compass, compete with IQVIA, Ipsos Group S.A., Definitive Health Corp., and smaller data and data analytics providers. IQVIA, Dassault Systèmes (through its Medidata business line), OpenText Corporation, Oracle Corporation, Honeywell International Inc., and other smaller application providers offer applications that compete with certain of our Veeva R&D applications. Our Veeva Commercial Cloud and Veeva R&D applications also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application

40	Veeva Systems Inc. | Form 10-Q

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
Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions. It is uncertain whether these newer solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected overall growth. For example, we have limited experience selling our Veeva Compass offering for longitudinal patient data, and our MyVeeva for Patients solution that enables remote patient interactions for clinical trials. We cannot be certain that we will be successful with respect to newer solutions and markets. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions, develop other new solutions, or make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.
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
Many of the companies with which we compete for experienced employees have greater resources than we have and may offer compensation packages that are perceived to be better than ours. For example, we offer equity awards to a substantial majority of our job candidates and existing employees as part of their overall compensation package. If the perceived value of our equity awards declines, including as a result of prolonged declines in the market price of our Class A common stock or changes in perception about our future prospects, it may adversely affect our ability to recruit and retain highly skilled employees. Additionally, changes in our compensation structure may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected.
In response to unusual inflationary pressure and the demand environment for skilled employees, we increased salaries for the majority of our employees by 5% effective September 1, 2021. Further, in light of the labor market

Veeva Systems Inc. | Form 10-Q	41

conditions and inflationary pressure discussed above, our compensation increases in connection with our annual compensation review process, which took place in our fiscal quarter ended April 30, 2022, were higher than previous years. These compensation changes have increased our expenses, with full quarter impact in our fiscal quarter ended July 31, 2022.
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

42	Veeva Systems Inc. | Form 10-Q

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
The worldwide outbreak of COVID-19 has had a widespread impact on our business operations, the life sciences industry, healthcare systems, financial markets, and the global economy. While the impact of COVID-19 on our operational and financial performance has not been materially negative to date, the future impact is uncertain and will depend on future developments, including the duration and spread of outbreaks and variants, government responses, the rate of vaccinations and boosters, the impact on our customers, the impact on our employees, and the extent of further adverse impacts to the economy, all of which cannot be predicted with certainty.
Certain impacts of the COVID-19 pandemic and resulting changes in business practice may be enduring over the long term and may result in significant changes in business practice within the technology industry, the life sciences industry, and the world economy generally. For example, while we have resumed certain in-person customer, employee, and industry events, some of our customers continue to have travel and in-person meeting restrictions that limit our ability to conduct business in person and we cannot predict how long such limitations will remain in effect. Further, the extent to which remote work will remain common practice for our customers and peer companies is not certain and may have significant impacts on hiring practices, management practices, expense structures and investments, and other aspects of their business and ours. We have adopted a permanent “Work Anywhere” policy, which generally gives employees the flexibility to work in an office or at home on any given day, with certain job-specific restrictions. We believe this program is beneficial to our business but we have limited experience with the program. Similarly, the extent to which virtual meetings and interactions continue to be used or preferred in lieu of in-person interactions may significantly change business practices for us and our customers, and, in turn, may impact demand for our products and services. For example, if our customers reduce sales representatives in response to an increasing preference for virtual meetings with doctors, demand for our core CRM application may decline. In the quarter ended October 31, 2020, we disclosed that we expected life sciences companies to reduce the number of sales representatives that they employ by roughly 10%. We currently expect the majority of these reductions to take place by the end of our fiscal year ending January 31, 2023, with reductions still occurring in our fiscal year ending January 31, 2024. Such reductions could negatively impact sales of our solutions, including Veeva CRM and certain of our other Commercial Solutions, but we cannot be certain such reductions will happen or of the timing or magnitude of such reductions. At the same time, demand for our products that enable virtual interactions with doctors and clinical trial participants may increase. We cannot accurately predict how such changes may impact Veeva's results over the long term.
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
We have limited experience in acquiring other businesses. We may not be able to successfully integrate the acquired personnel, operations, and technologies or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
•inability to integrate or benefit from acquired technologies or services in a profitable manner;
•costs, liabilities, or accounting charges associated with the acquisition;
•difficulty integrating the privacy, data security, and accounting systems, operations, and personnel of the acquired business;

Veeva Systems Inc. | Form 10-Q	43

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
Our sales process entails planning discussions with prospective customers, analyzing their existing solutions, and identifying how these potential customers could use and benefit from our solutions. The sales cycle for a new customer, from the time of prospect qualification to the completion of the first sale, may span 12 months or longer. Sales cycles for our newer applications or in newer markets or industries are also lengthy and difficult to predict. We spend substantial time, effort, and expense in our sales efforts without any assurance that our efforts will result in the sale of our solutions. In addition, our sales cycle can vary substantially from customer to customer because of various factors, including the discretionary nature of potential customers’ purchasing and budget decisions, the macroeconomic and regulatory environments, the availability of funding in the life sciences industry, the announcement or planned introduction of new solutions by us or our competitors, and the purchasing approval processes of potential customers. For example, we have recently experienced heightened project scrutiny from certain enterprise customers, which negatively impacted our results of operations for the quarter ended July 31, 2022 and we expect heightened project scrutiny to continue from certain enterprise customers for the remainder of the fiscal year ending January 31, 2023. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.

44	Veeva Systems Inc. | Form 10-Q

Catastrophic events could disrupt our business and adversely affect our operating results.
Our corporate headquarters are located in Pleasanton, California and our primary third-party hosted computing infrastructure is located in the United States, the European Union, Japan, and South Korea. The west coast of the United States, Japan, and South Korea each contain active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, actual or threatened public health emergency (e.g., COVID-19), or other catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war (including the Russian invasion of Ukraine), or terrorist attack, we may be unable to continue our operations at full capacity or at all and may experience system interruptions, reputational harm, delays in our solution development, lengthy interruptions in our services, breaches of data security, loss of key employees, and loss of critical data, all of which could have an adverse effect on our future operating results.
Our core Veeva CRM application has achieved substantial market penetration of pharmaceutical and biotechnology companies. If our efforts to sustain or further increase the use and adoption of our core CRM application do not succeed, the growth of our Commercial Solutions revenues may be negatively impacted.
In our fiscal year ended January 31, 2022, we derived approximately 59% of our subscription services revenues and approximately 56% of our total revenues from our Commercial Solutions. In our fiscal quarter ended July 31, 2022, we derived approximately 56% of our subscription services revenues and approximately 53% of our total revenues from our Commercial Solutions. A significant percentage of our Commercial Solutions subscription services revenues are derived from subscriptions for our core CRM application, and we have realized substantial sales penetration among pharmaceutical and biotechnology companies for our core Veeva CRM application. If we are not able to sell additional user subscriptions for our core CRM application, if we fail to renew existing subscriptions for our core CRM application, or if subscription levels for our core CRM application are reduced at renewal (as a result of reductions in sales representatives that use our solutions, change in demand for our solutions, or for other reasons), the growth of our Commercial Solutions revenues may be negatively impacted. In the quarter ended October 31, 2020, we disclosed that we expected life sciences companies to reduce the number of sales representatives that they employ by roughly 10%. We currently expect the majority of these reductions to take place by the end of our fiscal year ending January 31, 2023, with reductions still occurring in our fiscal year ending January 31, 2024. Such reductions could negatively impact sales of Veeva CRM and certain of our other Commercial Solutions, but we cannot be certain such reductions will happen or of the timing or magnitude of such reductions.
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
Our business depends on our ability to satisfy our customers, both with respect to our solutions and the professional services that are performed in connection with the implementation of our solutions, including training our customers’ employees on our solutions. Professional services may be performed by us, by a third party, or by a combination of the two. If a customer is not satisfied with the quality of work performed by us or a third party or with the solutions delivered, we could incur additional costs to address the situation, we may be required to issue credits or refunds for pre-paid amounts related to unused services, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to expand the number of solutions subscribed to by that

Veeva Systems Inc. | Form 10-Q	45

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
In our fiscal quarter ended July 31, 2022, customers outside North America accounted for approximately 42% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into additional international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. We do not currently have locations or employees in Russia and our revenues from sales to Russian and Belarus entities is limited. However, some of our customers, particularly large multinational companies, have users of our products in Russia and the affected areas. For example, certain customers have recently reduced their number of end users in Ukraine. If the conflict continues or worsens and customers further curtail or discontinue their operations in Ukraine, Russia or Belarus, we may lose sales and our results of operations could be negatively impacted. We also historically maintained a small staff and office in Belarus, but we have discontinued our operations there. As noted below, the Russian invasion of Ukraine poses particular risk to certain aspects of our international business.
The risks we face in doing business internationally that could adversely affect our business include:
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
•adverse tax consequences, including the potential for required withholding taxes;

46	Veeva Systems Inc. | Form 10-Q

•fluctuations in the exchange rates of foreign currency in which our foreign revenues or expenses may be denominated;
•changes in diplomatic relations and trade policy, including the status of relations between the United States and other countries, including China, Russia, or Belarus, and the implementation of or changes to trade sanctions, tariffs, and embargoes, including if the United States and other countries were to impose more significant general sanctions against Russia or Belarus in response to the continuing conflict in Ukraine, which could ban the use of our products by companies or users in Russia or Belarus;
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
Nearly all of our sales are to customers in the life sciences industry. Demand for our solutions could be affected by factors that affect the life sciences industry, including:
•The changing regulatory environment of the life sciences industry—Changes in regulations could negatively impact the business environment for our life sciences customers. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. In particular, legislation or regulatory changes regarding the pricing of drugs and other healthcare treatments sold by life sciences companies, including the extent to which the U.S. government or other governments may establish or negotiate prescription drug prices, has continued to be a topic of discussion by political leaders and regulators in the United States and elsewhere. Significant changes in drug pricing policy or regulation could result in life sciences companies reducing the number of sales representatives that use our products or otherwise reduce demand for our products. For example, the recently enacted Inflation Reduction Act contains a number of significant drug pricing reforms, including provisions designed to limit the prices paid by Medicare for various prescription drugs. It is unclear at this time what, if any, impact this legislation will have on our business or our customers’ businesses. We will continue to evaluate its impact.
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

Veeva Systems Inc. | Form 10-Q	47

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
•Changes in the funding environment and bankruptcies in the life sciences industry—Our business depends on the overall economic health of our existing and prospective customers. The purchase of our solutions may involve a significant commitment of capital and other resources. In 2022, there has been a reduction in funding for early-stage life sciences companies, which may result in reduced sales and adversely affect our financial results for the remainder of the fiscal year ending January 31, 2023. Moreover, life sciences companies, and in particular early-stage companies with pre-commercial treatments in clinical trials, may ultimately be unsuccessful and may subsequently declare bankruptcy. If our customers declare bankruptcy or otherwise dissolve, they may terminate their agreements with us or we may not be able to recoup the full payment of fees owed to us.
•Changes in market conditions and practices within the life sciences industry—The expiration of key patents, the implications of precision medicine treatments, changes in the practices of prescribing physicians and patients, changes with respect to payer relationships, the policies and preferences of healthcare professionals and healthcare organizations with respect to the sales and marketing efforts of life sciences companies, changes in the regulation of the sales and marketing efforts and pricing practices of life sciences companies, and other factors such as the impact of COVID-19, could lead to a significant reduction in sales representatives that use our solutions or otherwise change the demand for our solutions. In the quarter ended October 31, 2020, we disclosed that we expected life sciences companies to reduce the number of sales representatives that they employ by roughly 10%. We currently expect the majority of these reductions to take place by the end of our fiscal year ending January 31, 2023, with reductions still occurring in our fiscal year ending January 31, 2024. Such reductions could negatively impact sales of our solutions, including Veeva CRM and certain of our other Commercial Solutions. We cannot be certain such reductions will happen or of the magnitude of such reductions. Changes in public perception regarding the practices of the life sciences industry may result in political pressure to increase the regulation of life sciences companies in one or more of the areas described above, which may negatively impact demand for our solutions.
•Changes in geopolitical conditions that impact the life sciences industry, changes in the ability to sell healthcare treatments in certain locations, and the global availability of healthcare treatments provided by the life sciences companies to which we sell—If economic or geopolitical conditions deteriorates, or the ability to market life sciences products or conduct clinical trials in key markets is disrupted, including as a result of the Russian invasion of Ukraine or resulting sanctions, or if the demand for life sciences products globally deteriorates for other reasons, our customers may delay or reduce their IT spending, particularly within the regions impacted by negative economic or geopolitical conditions. For example, it has been reported that a number of significant life sciences companies plan to scale back sales, operations and investments in Russia, including curtailing sales and marketing and clinical trial activity in Russia. It is also possible that clinical trial activity may be disrupted or delayed in the regions near Ukraine as clinical trial sites deal with the healthcare impact of the Russian invasion of Ukraine.
Any of the above could result in reductions in sales of our solutions, longer sales cycles, reductions in subscription duration and value, slower adoption of new product offerings, and increased price competition. Accordingly, our operating results and our ability to efficiently provide our solutions to life sciences companies and to grow or maintain our customer base could be adversely affected as a result of these factors and others that affect the life sciences industry generally.

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

Veeva Systems Inc. | Form 10-Q	49

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
In addition to government regulations, privacy advocates and other key industry players have established or may establish various new, additional, or different policies or self-regulatory standards, such as the prohibition of third-party cookies and other identifiers in certain digital environments that may place additional burdens or resource constraints on us, limit our ability to collect and use certain data, and limit our ability to generate certain analytics. Our customers may expect us to meet voluntary certifications or adhere to other standards established by third parties. Moreover, the continuing evolution of these standards might cause confusion for our customers and may have an impact on the solutions we offer, including our data products. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our solutions and adversely affect our business and operating results. Under the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act (CPRA), we are generally considered a “service provider” for our software solutions and a “business” for our data and analytics products. Several other states have signed into law or are intending to enact laws regarding requirements on personal information. There is also the potential for the U.S. federal government to pass data privacy laws. These laws, regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management practices and to incur substantial expense in order to comply.Under the European General Data Protection Regulation (GDPR), we act as a data controller for our data products, Veeva OpenData and Veeva Link, and a data processor with respect to our software solutions. Regarding data transfer, the European Court of Justice invalidated the EU-U.S. Privacy Shield Framework and we now rely on the EU Standard Contractual Clauses (SCCs), as well as our technical, contractual, and security measures, to ensure that our European customers have the appropriate legal mechanisms in place for their personal data to be accessed within the United States. Management has spent considerable time and resources to respond to customer inquiries as a result of this decision. Additionally, in June 2021, the European Commission issued revised SCCs, which are required to be implemented, and in February 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses (the UK SCCs), to support personal data transfers out of the United Kingdom. The United Kingdom’s Parliament approved the UK SCCs for use in March 2022. We may be required to take additional steps to legitimize any personal data transfers impacted by these developments, be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf, and may be subject to increased costs of compliance and limitations on our service providers and us. There is also a trend toward countries enacting data localization or other country specific requirements which could be problematic to cloud software providers. Understanding and implementing country, industry, and customer specific requirements and certifications on top of our internationally recognized security certifications could require additional investment and management attention and may subject us to significant liabilities if we do not comply with applicable requirements. Compliance with global laws and regulations relating to privacy, data protection, and cybersecurity has and will continue to require valuable management and employee time and resources, and any actual or perceived failure to comply with these laws and regulations could include severe penalties and could reduce demand for our solutions. Additionally, other countries outside of the EU have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency. For example, in 2021, China adopted the Personal Information Protection Law (PIPL), together with the Cybersecurity Law (CSL) and the Data Security Law (DSL), which have required and will continue to require significant investment and resources to develop our position and provide compliant solutions for our customers. Further, the United Kingdom’s exit from the EU, and ongoing developments in the United Kingdom, have created uncertainty with regard to data protection regulation in the United Kingdom. Although the European Commission adopted an adequacy decision for the United Kingdom in June 2021 that allows for the continued flow of personal data from the EU to the United Kingdom, this decision may be revoked or modified and will need to be renewed after four years from the date of adoption.
Customers expect that our solutions can be used in compliance with data protection and data privacy laws and regulations. The functional and operational requirements and costs of compliance with such laws and regulations may adversely impact our business. Data protection authorities will from time to time review our products and services and their compliance with laws and regulations around the world. Failure to enable our solutions to comply with such laws and regulations could lead to inspections, audits, regulatory investigations and other proceedings, significant fines, penalties, and other relief imposed by government agencies and other regulatory bodies, and claims, demands, and litigation by our customers or third parties, which may result in substantial damages and other liabilities. Additionally, all of these domestic and international legislative and regulatory initiatives could adversely affect our customers’ ability or desire to collect, use, process, store, and disclose personal information and health data using our solutions, or to license data products from us, which could reduce demand for our solutions.

50	Veeva Systems Inc. | Form 10-Q

Risks Related to Our Reliance on Third Parties
If the third-party providers of healthcare professional and healthcare organization data and prescription drug sales data do not allow our customers to upload and use such data in our solutions, the demand for our solutions may decrease, and our business may be negatively impacted.
Many of our customers license healthcare professional and healthcare organization data and data regarding the sales of prescription drugs from third parties such as IQVIA. In order for our customers to upload such data to the Veeva CRM, Veeva Network Customer Master, Veeva Nitro, and other Veeva applications, such third-party data providers typically must consent to such uploads and often require that we enter into agreements regarding our obligations with respect to such data, which include confidentiality obligations and intellectual property rights with respect to such third-party data. We have experienced delays and difficulties in our negotiations with such third-party data providers in the past, and we expect to experience difficulties in the future. For instance, IQVIA currently will not consent that customers using its healthcare professional or healthcare organization data may upload such data to Veeva Network Customer Master and this has negatively affected sales and customer adoption of Veeva Network Customer Master. To date, IQVIA has also restricted customers from uploading any of its data to Veeva Nitro and Veeva Andi and has denied use of its data with certain other Veeva applications and for certain other use cases. In addition, IQVIA has stated publicly that it will deny all customer requests for use of new IQVIA data types in Veeva applications, including, as examples, real world data, real world evidence, and genomics. Similarly, sales and customer adoption of Veeva OpenData has been negatively impacted by certain restrictions on the use of IQVIA data during customer transitions from IQVIA data to Veeva OpenData. If third-party data providers, particularly IQVIA, do not consent to the uploading and use of their data in our solutions, delay consent, or fail to offer reasonable conditions for the upload and use of their data in our solutions, our sales efforts, solution implementations, and productive use of our solutions by customers, which have been harmed by such actions in the past, may continue to be harmed. Restrictions on the ability of our customers to use third-party data in our solutions may also decrease demand for our solutions or may cause customers to consider purchasing solutions that are not subject to the same restrictions. If these third-party data limitations persist, our business may be negatively impacted.
We rely on third-party providers—including Salesforce, Inc. and Amazon Web Services—for computing infrastructure, secure network connectivity, and other technology-related services needed to deliver our cloud solutions. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.
Our solutions are hosted from and use computing infrastructure provided by third parties, including Salesforce, Inc. with respect to Veeva CRM and certain of our multichannel CRM applications, Amazon Web Services with respect to applications on the Veeva Vault platform and certain Commercial Solutions, and, to a lesser extent, other computing infrastructure service providers.
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
Problems faced by our computing infrastructure service providers could adversely affect the experience of our customers. For example, Salesforce, Inc. and Amazon Web Services have experienced significant service outages in the past and may do so again in the future. Additionally, our failure to manage or react to an increase in customer demand could have an adverse effect on our business. A rapid expansion of our business or an increase in customer demand could affect our service levels or cause our systems to fail. Our agreements with third-party computing infrastructure service providers may not entitle us to corresponding service level credits to those we offer to our customers. Any changes in third-party service levels at our computing infrastructure service providers or any related disruptions or performance problems with our solutions could result in lengthy interruptions in our services,

Veeva Systems Inc. | Form 10-Q	51

damage our customers’ stored files, or result in potential losses of customer data, any of which could adversely affect our reputation. Interruptions in our services might reduce our revenues, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to service level credit claims and potential liability, or adversely affect our renewal rates.
Because key and substantial portions of our multichannel CRM applications are built on Salesforce, Inc.’s Salesforce Platform, we are dependent upon Salesforce, Inc. to provide these solutions to our customers and we are bound by the restrictions of our agreement with Salesforce, Inc., which limits the markets to which we may sell our Veeva CRM solution.
Our Veeva CRM application and certain portions of the multichannel CRM applications that complement our Veeva CRM application are developed on or utilize the Salesforce Platform of Salesforce, Inc., and we are dependent upon the continued use of the Salesforce Platform as combined with the proprietary aspects of our multichannel CRM applications.
Our agreement with Salesforce, Inc. expires on September 1, 2025. However, Salesforce, Inc. has the right to terminate the agreement in certain circumstances, including in the event of a material breach of the agreement by us, or that Salesforce, Inc. is subjected to third-party intellectual property infringement claims based on our solutions (except to the extent based on the Salesforce Platform) or our trademarks and we do not remedy such infringement in accordance with the agreement. Also, if we are acquired by specified companies, Salesforce, Inc. may terminate the agreement upon notice of not less than 12 months. If Salesforce, Inc. terminates our agreement under these circumstances, our customers will be unable to access Veeva CRM and certain other of our multichannel CRM applications. A termination of the agreement would cause us to incur significant time and expense to acquire rights to, or develop, a replacement CRM platform, and we may not be successful in these efforts. Even if we were to successfully acquire or develop a replacement CRM platform, some customers may decide not to adopt the replacement platform and may decide to use a different CRM solution. If we were unsuccessful in acquiring or developing a replacement CRM platform or acquired or developed a replacement CRM platform that our customers do not adopt, our business, operating results and brand may be adversely affected. Also, if either party elects not to renew the agreement at the end of its September 1, 2025 term or if the agreement is terminated by us as a result of Salesforce, Inc.’s breach, the agreement provides for a five-year wind-down period in which we would be able to continue providing the Salesforce Platform as combined with the proprietary aspects of our solutions to our existing customers but would be limited with respect to the number of additional subscriptions we could sell to our existing customers. After the wind-down period, we would no longer be able to use the Salesforce Platform.
Our agreement with Salesforce, Inc. provides that we can use the Salesforce Platform as combined with our proprietary Veeva CRM application to sell sales automation solutions only to drug makers in the pharmaceutical and biotechnology industries for human and animal treatments, which does not include the medical device industry or products for non-drug departments of pharmaceutical and biotechnology companies. Sales of the Salesforce Platform in combination with our Veeva CRM application to additional industries would require the review and approval of Salesforce, Inc.. Our inability to freely sell our Veeva CRM application outside of drug makers in the pharmaceutical and biotechnology industries may adversely impact our growth.
While our agreement with Salesforce, Inc., subject to certain exceptions including pre-existing arrangements, provides that Salesforce, Inc. will not position, develop, promote, invest in, or acquire applications directly competitive to the Veeva CRM application for sales automation that directly target drug makers in the pharmaceutical and biotechnology industry or the pharma/biotech industry, our remedy for a breach of this commitment by Salesforce, Inc. would be to terminate the agreement, or continue the agreement but be released from our minimum order commitments from the date of Salesforce Inc.’s breach forward. While our agreement with Salesforce, Inc. also restricts Salesforce, Inc. from competing with us with respect to sales opportunities for sales automation solutions for the pharmaceutical and biotechnology industry unless such competition has been pre-approved by Salesforce Inc.’s senior management based on certain criteria specified in the agreement, and imposes certain limits on Salesforce, Inc. from entering into new arrangements after March 3, 2014 that are similar to ours with other parties with respect to sales automation applications for the pharmaceutical and biotechnology industry, it does not restrict a Salesforce, Inc. customer’s ability (or the ability of Salesforce, Inc. on behalf of a specific Salesforce, Inc. customer) to customize or configure the Salesforce Platform, and our remedy for a breach of these restrictions by Salesforce, Inc. would be to terminate the agreement, or continue the agreement but be released from our minimum order commitments from the date of Salesforce, Inc.’s breach forward. Some current or potential customers of ours may choose to build custom solutions using the Salesforce Platform rather than buying our solutions.

52	Veeva Systems Inc. | Form 10-Q

Also, in 2019, Salesforce, Inc. announced a strategic partnership with Alibaba, a Chinese company, through which Alibaba will become the exclusive provider of Salesforce in mainland China, Hong Kong, Macau, and Taiwan. The timeframe and exact parameters of changes to Salesforce, Inc. offerings in the listed regions has not been announced. Our existing agreement with Salesforce, Inc. allows us to sell our CRM solutions to drug makers in the pharmaceutical and biotechnology industries in mainland China, Hong Kong, Macau, and Taiwan, and our right to do so is not impacted by the Alibaba partnership. However, our ability to offer our CRM solutions from data centers located in the listed regions may be limited if Salesforce, Inc. does not operate data centers in the listed regions in the future and we do not contract for such data center services from Alibaba. If our inability to offer our CRM solutions from data centers located in the listed regions negatively impacts the performance of our solutions in those regions or causes legal compliance concerns, or if customers in the listed regions prefer their CRM solutions to be hosted from local data centers, our business may be negatively affected.
We employ third-party licensed software and software components for use in or with our solutions, and the inability to maintain these licenses or the presence of errors or security vulnerabilities in the software we license could limit the functionality of our products and result in increased costs or reduced service levels, which would adversely affect our business.
In addition to our employment of the Salesforce Platform through our agreement with Salesforce, Inc., our solutions incorporate or use certain third-party software and software components obtained under licenses from other companies. We also use third-party software and tools in the development process for our solutions to manage and monitor our computing infrastructure, and to provide professional services and support our customers. For example, our Veeva CRM Engage Meeting application uses a purpose-built partner tool from Zoom Video Communications, Inc., which is critical to the application’s functionality. We anticipate that we will continue to rely on such third-party software and development tools in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition and although we maintain a supplier security evaluation process, if the third-party software we use has errors, security vulnerabilities, or otherwise malfunctions, the functionality of our solutions may be negatively impacted, our customers may experience reduced service levels, and our business may suffer.
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
While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. We expect our longer-term revenue growth rate will decline. In our fiscal years ended January 31, 2022, 2021, and 2020, our total revenues grew by 26%, 33%, and 28% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2022, 2021, and 2020, our subscription services revenues grew by 26%, 32%, and 29% respectively, as compared to subscription services revenues from the prior fiscal years. Please note that our total revenues and subscription services revenues for the fiscal year ended January 31, 2020 only included revenue contribution from Crossix and Physicians World in the fourth quarter of that fiscal year. In our fiscal quarter ended July 31, 2022, our total revenues grew by 17% and our subscription services

Veeva Systems Inc. | Form 10-Q	53

revenues grew by 17% as compared to the same quarterly period in the prior fiscal year. Our total revenues and subscription services revenue growth rates have declined in the past, and we expect them to decline again in the future. If we are unable to maintain consistent revenue growth, it may adversely impact our profitability and the value of our Class A common stock.
Our results may fluctuate from period to period, which could prevent us from meeting our own guidance or security analyst or investor expectations.
Our results of operations, including our revenues, gross margin, operating margin, profitability, cash flows, calculated billings, and deferred revenue, as well as other metrics we may report, may vary from period to period for a variety of reasons, including those listed elsewhere in this “Risk Factors” section, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Additionally, from time to time, we issue guidance and provide commentary regarding our expectations for certain future financial results and other metrics on both a near-term and long-term basis. Our guidance is based upon a number of assumptions and estimates that are subject to significant business, economic, and competitive uncertainties that are beyond our control and are based upon assumptions about future business and accounting decisions that may change or be wrong. Our guidance may prove to be incorrect, and actual results may differ from our guidance. Fluctuations in our results, changes in our guidance, or failure to achieve our guidance or security analyst or investor expectations, even if not materially, could cause the price of our Class A common stock to decline substantially, and our investors could incur substantial losses.
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

54	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	55

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

56	Veeva Systems Inc. | Form 10-Q

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

Our tax provision could also be impacted by changes in accounting principles and changes in U.S. federal and state or international tax laws applicable to multinational corporations. For example, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years. The requirement reduced our cash from operations in the quarter ended July 31, 2022 and will continue to negatively impact cash flows for the rest of the fiscal year ending January 31, 2023. Although Congress may pass legislation that would defer, modify, or repeal the amortization requirement, potentially with retrospective effect, we have no assurance that the provision will be so deferred, repealed or otherwise modified. We made significant judgments and assumptions in the interpretation of this new law and in our calculations reflected in our financial statements. In addition, the current U.S. administration has released various tax legislation proposals. If enacted, these changes could increase our effective tax rate and have an adverse effect on our results of operations. In addition, the Inflation Reduction Act includes provisions that will impose a minimum tax on the book income of certain large corporations and an excise tax on corporate stock repurchases. It is unclear how this legislation will be implemented by the U.S. Department of the Treasury and what, if any, impact it will have on our tax rate. We will continue to evaluate its impact as further information becomes available.
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

Veeva Systems Inc. | Form 10-Q	57

Dollar, British Pound Sterling, Hungarian Forint, Chinese Yuan, and Brazilian Real, and may be adversely affected in the future due to changes in foreign currency exchange rates. Changes in exchange rates may negatively affect our revenues, expenses, and other operating results as expressed in U.S. dollars in the future. For example, changes in exchange rates negatively affected our revenues as expressed in U.S. dollars for the first two quarters of the fiscal year ending January 31, 2023, and we expect our revenues for the fiscal year ending January 31, 2023 as expressed in U.S. dollars to be negatively affected as well. Further, we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
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
There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals including so-called non-practicing entities, or NPEs, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, since January 2017, we have been defending against assertions of trade secret misappropriation made by our competitor, IQVIA, as described in note 13 of the notes to our condensed consolidated financial statements and other competitors have asserted similar claims in the past. As competition in our market grows, the possibility of patent infringement and other intellectual property claims against us increases. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any

58	Veeva Systems Inc. | Form 10-Q

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
Our success and ability to compete depend in part upon our intellectual property. As of July 31, 2022, we have filed numerous domestic and foreign patent applications and have been issued 50 U.S. patents and 11 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
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

Veeva Systems Inc. | Form 10-Q	59

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
As a PBC, we are required to disclose to stockholders a report at least biennially that includes our assessment of our success in achieving our specific public benefit purpose, and we have committed to providing this report annually and making it publicly available. If we are not timely or are unable to provide this report, or if the report is not viewed favorably, our reputation and status as a public benefit corporation may be harmed.
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
The trading price of our Class A common stock has been, and will likely continue to be, volatile for the foreseeable future. In addition, the trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our Class A common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. Uncertain macroeconomic and geopolitical factors in recent periods, including as a result of the Russian invasion of Ukraine, continuing uncertainty surrounding the effects of COVID-19, and inflationary pressures, has led to volatility in the stock market. As a result, our stock price has declined significantly in recent periods, and we expect the trading price of our Class A common stock will likely continue to be volatile for the foreseeable future. In addition to those risks described in this “Risk Factors” section, other factors could impact the value of our common stock, including:
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
•announcements by us or by our competitors of mergers or other strategic acquisitions or rumors of such transactions;
•the economy as a whole and market conditions within our industry and the industries of our customers;

60	Veeva Systems Inc. | Form 10-Q

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
•trading activity by directors, executive officers (in particular our Chief Executive Officer who holds a significant portion of our outstanding common stock and a significant number of vested options), and other significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares; and
•any other factors discussed herein.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2022, our founder and Chief Executive Officer, Peter Gassner, holds approximately 45.6% of the voting power of our outstanding capital stock and holders of our Class B common stock hold approximately 51.3% of the voting power of our outstanding capital stock in the aggregate. Holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters while the dual class structure is in effect. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.
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

62	Veeva Systems Inc. | Form 10-Q

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
a)Sales of Unregistered Securities
None.
b)Use of Proceeds from Public Offerings of Common Stock
None.
c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
None.

Veeva Systems Inc. | Form 10-Q	63

ITEM 6.    EXHIBITS.
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed
		Form	File No.	Exhibit	Filing Date	Herewith

3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	6/28/2021

3.2	Amended and Restated Bylaws of Veeva Systems Inc.	8-K	001-36121	3.2	6/28/2021

10.1	Veeva Systems Inc. 2013 Equity Incentive Plan, as amended and restated	8-K	001-36121	10.1	6/13/2022

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

64	Veeva Systems Inc. | Form 10-Q

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.
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

Veeva Systems Inc.

Dated:	September 2, 2022	By:	/s/ BRENT BOWMAN
Brent Bowman Chief Financial Officer (Principal Financial Officer)

Dated:	September 2, 2022	By:	/s/ MICHELE O’CONNOR
Michele O’Connor Chief Accounting Officer (Principal Accounting Officer)

66	Veeva Systems Inc. | Form 10-Q