Form 10-Q
period 2022-10-31
VEEVA SYSTEMS INC
filed 2022-12-07
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 30, 2022, there were 140,923,128 shares of the Registrant’s Class A common stock outstanding and 14,765,331 shares of the Registrant’s Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)
(Unaudited)

	October 31, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$865,159	$1,138,040
Short-term investments	2,157,396	1,238,064
Accounts receivable, net of allowance for doubtful accounts of $1,442 and $473, respectively	242,859	631,134
Unbilled accounts receivable	82,085	63,266
Prepaid expenses and other current assets	38,986	36,679
Total current assets	3,386,485	3,107,183
Property and equipment, net	51,135	54,495
Deferred costs, net	27,875	33,106
Lease right-of-use assets	57,249	49,640
Goodwill	439,877	439,877
Intangible assets, net	87,382	101,940
Deferred income taxes	98,573	5,097
Other long-term assets	34,141	25,127
Total assets	$4,182,717	$3,816,465
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,926	$20,348
Accrued compensation and benefits	40,265	33,834
Accrued expenses and other current liabilities	32,860	36,109
Income tax payable	54,466	7,761
Deferred revenue	510,098	731,746
Lease liabilities	11,665	10,981
Total current liabilities	690,280	840,779
Deferred income taxes	1,546	2,216
Lease liabilities, noncurrent	50,225	43,607
Other long-term liabilities	21,874	18,226
Total liabilities	763,925	904,828
Commitments and contingencies (note 13)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 140,866,593 and 139,432,822 issued and outstanding at October 31, 2022 and January 31, 2022, respectively	2	2
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 14,765,431 and 14,763,775 issued and outstanding at October 31, 2022 and January 31, 2022, respectively	—	—
Additional paid-in capital	1,438,213	1,196,547
Accumulated other comprehensive loss	(45,642)	(11,958)
Retained earnings	2,026,219	1,727,046
Total stockholders’ equity	3,418,792	2,911,637
Total liabilities and stockholders’ equity	$4,182,717	$3,816,465

See Notes to Condensed Consolidated Financial Statements.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2022	2021	2022	2021

Revenues:
Subscription services	$441,569	$380,738	$1,272,850	$1,088,293
Professional services and other	110,782	95,373	318,821	276,985
Total revenues	552,351	476,111	1,591,671	1,365,278
Cost of revenues(1):
Cost of subscription services	65,734	59,648	188,722	164,774
Cost of professional services and other	88,173	69,916	256,369	203,023
Total cost of revenues	153,907	129,564	445,091	367,797
Gross profit	398,444	346,547	1,146,580	997,481
Operating expenses(1):
Research and development	130,257	98,635	377,740	276,760
Sales and marketing	93,910	72,423	259,642	208,822
General and administrative	52,873	42,781	159,030	126,121
Total operating expenses	277,040	213,839	796,412	611,703
Operating income	121,404	132,708	350,168	385,778
Other income, net	12,458	824	23,565	7,054
Income before income taxes	133,862	133,532	373,733	392,832
Provision for income taxes	25,405	27,663	74,560	62,538
Net income	$108,457	$105,869	$299,173	$330,294
Net income per share:
Basic	$0.70	$0.69	$1.93	$2.16
Diluted	$0.67	$0.65	$1.84	$2.03
Weighted-average shares used to compute net income per share:
Basic	155,392	153,514	154,958	153,020
Diluted	162,295	163,034	162,189	162,663
Other comprehensive income:
Net change in unrealized loss on available-for-sale investments	$(17,499)	$(2,741)	$(30,722)	$(4,044)
Net change in cumulative foreign currency translation loss	(808)	(308)	(2,962)	(2,686)
Comprehensive income	$90,150	$102,820	$265,489	$323,564

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$1,636	$1,292	$4,606	$3,514
Cost of professional services and other	13,227	9,616	37,035	26,579
Research and development	37,415	22,311	102,139	61,463
Sales and marketing	23,576	15,102	64,500	41,772
General and administrative	17,333	13,724	48,083	39,591
Total stock-based compensation	$93,187	$62,045	$256,363	$172,919

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended October 31, 2022						Three months ended October 31, 2021
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	155,224,674	$2	$1,353,502	$1,917,762	$(27,335)	$3,243,931	153,358,259	$2	$1,098,703	$1,524,081	$(2,689)	$2,620,097
Issuance of common stock upon exercise of stock options	233,435	—	4,575	—	—	4,575	185,148	—	5,368	—	—	5,368
Issuance of common stock upon vesting of restricted stock units	263,447	—	—	—	—	—	197,998	—	—	—	—	—
Shares withheld related to net share settlement	(89,532)	—	(15,481)	—	—	(15,481)	(68,987)	—	(21,239)	—	—	(21,239)
Stock-based compensation expense	—	—	95,617	—	—	95,617	—	—	62,315	—	—	62,315
Change in other comprehensive loss	—	—	—	—	(18,307)	(18,307)	—	—	—	—	(3,049)	(3,049)
Net income	—	—	—	108,457	—	108,457	—	—	—	105,869	—	105,869
Balances at end of period	155,632,024	$2	$1,438,213	$2,026,219	$(45,642)	$3,418,792	153,672,418	$2	$1,145,147	$1,629,950	$(5,738)	$2,769,361

	Nine months ended October 31, 2022						Nine months ended October 31, 2021
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	154,196,597	$2	$1,196,547	$1,727,046	$(11,958)	$2,911,637	152,056,808	$2	$965,670	$1,299,656	$992	$2,266,320
Issuance of common stock upon exercise of stock options	978,792	—	30,116	—	—	30,116	1,074,939	—	43,310	—	—	43,310
Issuance of common stock upon vesting of restricted stock units	702,297	—	—	—	—	—	663,283	—	—	—	—	—
Shares withheld related to net share settlement	(245,662)	—	(48,152)	—	—	(48,152)	(122,612)	—	(37,624)	—	—	(37,624)
Stock-based compensation expense	—	—	259,702	—	—	259,702	—	—	173,791	—	—	173,791
Change in other comprehensive loss	—	—	—	—	(33,684)	(33,684)	—	—	—	—	(6,730)	(6,730)
Net income	—	—	—	299,173	—	299,173	—	—	—	330,294	—	330,294
Balances at end of period	155,632,024	$2	$1,438,213	$2,026,219	$(45,642)	$3,418,792	153,672,418	$2	$1,145,147	$1,629,950	$(5,738)	$2,769,361

See Notes to Condensed Consolidated Financial Statements.

6	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2022	2021	2022	2021

Cash flows from operating activities
Net income	$108,457	$105,869	$299,173	$330,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,157	6,899	21,443	20,407
Reduction of operating lease right-of-use assets	3,094	2,855	9,062	8,556
(Accretion) amortization of discount on short-term investments	(1,565)	1,574	(1,016)	4,859
Stock-based compensation	93,187	62,045	256,363	172,919
Amortization of deferred costs	5,378	6,597	17,107	19,426
Deferred income taxes	(31,056)	(2,021)	(84,369)	10,174
Loss (gain) on foreign currency from mark-to-market derivative	7	(65)	1,193	368
Bad debt expense	1,089	58	1,210	195
Changes in operating assets and liabilities:
Accounts receivable	69,272	72,147	387,066	352,470
Unbilled accounts receivable	(4,307)	(16,870)	(18,819)	(20,764)
Deferred costs	(5,376)	(3,353)	(11,876)	(11,445)
Prepaid expenses and other current and long-term assets	7,326	4,407	(3,750)	3,278
Accounts payable	10,002	4,028	20,663	2,265
Accrued expenses and other current liabilities	5,465	(537)	2,654	8,646
Income taxes payable	49,323	12,010	46,705	11,993
Deferred revenue	(174,544)	(141,083)	(222,013)	(199,042)
Operating lease liabilities	(2,624)	(2,941)	(7,736)	(8,602)
Other long-term liabilities	2,375	1,340	4,013	4,412
Net cash provided by operating activities	142,660	112,959	717,073	710,409
Cash flows from investing activities
Purchases of short-term investments	(710,833)	(256,008)	(1,716,250)	(935,626)
Maturities and sales of short-term investments	310,713	248,093	757,434	657,062
Acquisitions, net of cash acquired	—	—	—	(2,133)
Long-term assets	(5,609)	(2,314)	(9,605)	(10,295)
Net cash used in investing activities	(405,729)	(10,229)	(968,421)	(290,992)
Cash flows from financing activities
Changes in lease liabilities - finance leases	—	—	—	(384)
Proceeds from exercise of common stock options	4,575	5,368	30,116	43,310
Taxes paid related to net share settlement of equity awards	(15,118)	(21,414)	(47,251)	(36,510)
Net cash (used in) provided by financing activities	(10,543)	(16,046)	(17,135)	6,416
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,475)	(1,469)	(4,398)	(4,414)
Net change in cash, cash equivalents, and restricted cash	(275,087)	85,215	(272,881)	421,419
Cash, cash equivalents, and restricted cash at beginning of period	1,143,431	1,067,916	1,141,225	731,712
Cash, cash equivalents, and restricted cash at end of period	$868,344	$1,153,131	$868,344	$1,153,131

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$865,159	$1,149,946	$865,159	$1,149,946
Restricted cash included in other long-term assets	3,185	3,185	3,185	3,185
Total cash, cash equivalents, and restricted cash at end of period	$868,344	$1,153,131	$868,344	$1,153,131

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$2,936	$14,167	$110,708	$34,668
Excess tax benefits from employee stock plans	$888	$10,404	$5,981	$45,464
Non-cash investing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$(17)	$(223)	$(458)	$(2,024)

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

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
•the realizability of deferred income tax assets;
•the fair value of our stock-based awards.
As future events cannot be determined with precision, actual results could differ significantly from those estimates.

8	Veeva Systems Inc. | Form 10-Q

Note 2. Short-Term Investments
At October 31, 2022, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$68,951	$—	$(233)	$68,718
Asset-backed securities	425,183	2	(8,584)	416,601
Commercial paper	147,822	—	(1,207)	146,615
Corporate notes and bonds	1,123,950	51	(28,601)	1,095,400
Foreign government bonds	25,714	1	(691)	25,024
U.S. agency obligations	32,992	5	(837)	32,160
U.S. treasury securities	382,388	—	(9,510)	372,878
Total available-for-sale securities	$2,207,000	$59	$(49,663)	$2,157,396

At January 31, 2022, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$13,500	$—	$(15)	$13,485
Asset-backed securities	191,676	45	(1,432)	190,289
Commercial paper	29,432	—	(2)	29,430
Corporate notes and bonds	669,489	276	(5,856)	663,909
Foreign government bonds	24,577	13	(179)	24,411
U.S. agency obligations	27,978	12	(254)	27,736
U.S. treasury securities	290,513	46	(1,755)	288,804
Total available-for-sale securities	$1,247,165	$392	$(9,493)	$1,238,064

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	October 31, 2022	January 31, 2022
Due in one year or less	$874,735	$457,948
Due in greater than one year	1,282,661	780,116
Total	$2,157,396	$1,238,064

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. We intend to hold our securities to maturity and it is more likely than not that we will hold these securities until recovery of the cost basis.

Veeva Systems Inc. | Form 10-Q	9

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of October 31, 2022 (in thousands):

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Certificates of deposits	$63,717	$(233)	$—	$—
Asset-backed securities	335,172	(5,905)	67,697	(2,679)
Commercial paper	146,615	(1,207)	—	—
Corporate notes and bonds	809,703	(17,598)	258,113	(11,003)
Foreign government bonds	11,222	(186)	11,711	(505)
U.S. agency obligations	11,931	(266)	17,223	(571)
U.S. treasury securities	277,077	(6,320)	95,803	(3,190)

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
Note 3. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $28 million and $33 million as of October 31, 2022 and January 31, 2022, respectively. Amortization expense for the deferred costs included in sales and marketing expenses in the condensed consolidated statements of comprehensive income was $5 million and $17 million for the three and nine months ended October 31, 2022, respectively, and $7 million and $19 million for the three and nine months ended October 31, 2021, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 4. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	October 31, 2022	January 31, 2022
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	22,392
Equipment and computers	2,125	3,581
Furniture and fixtures	14,674	15,040
Leasehold improvements	19,200	19,002
Construction in progress	130	730
	82,545	84,769
Less accumulated depreciation	(31,410)	(30,274)
Total property and equipment, net	$51,135	$54,495

10	Veeva Systems Inc. | Form 10-Q

Total depreciation expense was $1 million and $5 million for the three and nine months ended October 31, 2022, respectively, and $2 million and $5 million for the three and nine months ended October 31, 2021, respectively. Land is not depreciated.
Note 5. Goodwill and Intangible Assets
Goodwill was $440 million as of October 31, 2022 and January 31, 2022.
The following schedule presents the details of intangible assets as of October 31, 2022 (dollar amounts in thousands):

	October 31, 2022
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(15,351)	$13,229	3.2
Customer relationships	113,157	(47,404)	65,753	6.3
Trade name/trademarks	13,900	(8,620)	5,280	2.0
Other intangibles	21,405	(18,285)	3,120	3.2
	$177,042	$(89,660)	$87,382

The following schedule presents the details of intangible assets as of January 31, 2022 (dollar amounts in thousands):

	January 31, 2022
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(12,187)	$16,393	3.9
Customer relationships	113,157	(38,829)	74,328	7.0
Trade name/trademarks	13,900	(6,645)	7,255	2.8
Other intangibles	21,405	(17,441)	3,964	3.8
	$177,042	$(75,102)	$101,940

Amortization expense associated with intangible assets was $5 million and $15 million for the three and nine months ended October 31, 2022, respectively, and $5 million and $14 million for the three and nine months ended October 31, 2021, respectively.
As of October 31, 2022, the estimated amortization expense for intangible assets was as follows (in thousands):

Fiscal Year	Estimated amortization expense
Remaining for 2023	$4,906
2024	19,459
2025	18,557
2026	14,147
2027	8,922
Thereafter	21,391
Total	$87,382

Veeva Systems Inc. | Form 10-Q	11

Note 6. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	October 31, 2022	January 31, 2022
Accrued commissions	$8,006	$8,556
Accrued bonus	3,321	4,677
Accrued vacation (1)	6,068	5,546
Payroll tax payable	14,847	9,487
Accrued other compensation and benefits	8,023	5,568
Total accrued compensation and benefits	$40,265	$33,834
Accrued fees payable to Salesforce, Inc.	6,723	$6,521
Taxes payable	5,596	9,743
Accrued third-party professional services subcontractors' fees	2,409	1,961
Other accrued expenses	18,132	17,884
Total accrued expenses and other current liabilities	$32,860	$36,109

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of October 31, 2022 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$117,017	$—	$117,017
Commercial paper	—	43,866	43,866
Corporate notes and bonds	—	6,673	6,673
Short-term investments:
Certificates of deposit	—	68,718	68,718
Asset-backed securities	—	416,601	416,601
Commercial paper	—	146,615	146,615
Corporate notes and bonds	—	1,095,400	1,095,400
Foreign government bonds	—	25,024	25,024
U.S. agency obligations	—	32,160	32,160
U.S. treasury securities	—	372,878	372,878
Foreign currency derivative contracts	—	29	29
Total financial assets	$117,017	$2,207,964	$2,324,981

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

Balance Sheet Hedges
We enter into foreign currency forward contracts in order to hedge our foreign currency exposure. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore, we account for them at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. We recognized realized foreign currency gains of $2 million and $10 million for the three and nine months ended October 31, 2022, respectively. Recognized realized foreign currency losses were not material for the three and nine months ended October 31, 2021.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	October 31, 2022	January 31, 2022
Notional amount of foreign currency derivative contracts	$50,039	$87,097
Fair value of foreign currency derivative contracts	50,685	85,876

Details on outstanding balance sheet hedges are presented below as of the date shown below (in thousands):

Derivatives not designated as hedging instruments	Balance sheet location	October 31, 2022	January 31, 2022
Derivative Assets
Foreign currency derivative contracts	Prepaid expenses and other current assets	$29	$1,222
Derivative Liabilities
Foreign currency derivative contracts	Accrued expenses	$(675)	$—

Note 8. Income Taxes
For the three months ended October 31, 2022 and 2021, our effective tax rates were 19.0% and 20.7%, respectively. During the three months ended October 31, 2022, as compared to the prior year period, our effective tax rate decreased primarily due an increase in the foreign derived intangible income deduction and a reduced valuation allowance impact within certain jurisdictions. These increases were partially offset by a reduction in excess tax benefits related to equity compensation. We recognized excess tax benefits in our provision for income taxes of $1 million and $10 million for the three months ended October 31, 2022 and 2021, respectively.
For the nine months ended October 31, 2022 and 2021, our effective tax rates were 20.0% and 15.9%, respectively. During the nine months ended October 31, 2022 as compared to the prior year period, our effective tax rate increased primarily due to a reduction in excess tax benefits related to equity compensation partially offset by an increase in the foreign derived intangible income deduction. We recognized such excess tax benefits in our provision for income taxes of $10 million and $45 million for the nine months ended October 31, 2022 and 2021, respectively.
Note 9. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Of the beginning deferred revenue balance for the respective periods, we recognized $358 million and $638 million of subscription services revenue during the three and nine months ended October 31, 2022, and $296 million and $535 million for the three and nine months ended October 31, 2021, respectively. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was immaterial.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. We applied the practical expedient in accordance with ASU 2014-09,

14	Veeva Systems Inc. | Form 10-Q

“Revenue from Contracts with Customers” (Topic 606) to exclude the amounts related to professional services contracts as these contracts generally have a remaining duration of one year or less.
As of October 31, 2022, approximately $1,189 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately 73% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
Unbilled Accounts Receivable
Unbilled accounts receivable consists of (i) a receivable primarily for the revenue recognized for professional services performed but not yet billed, which were $34 million and $28 million as of October 31, 2022 and January 31, 2022, respectively, and (ii) a contract asset primarily for revenue recognized from non-cancelable, multi-year orders in which fees increase annually but for which we are not contractually able to invoice until a future period, which were $48 million and $36 million as of October 31, 2022 and January 31, 2022, respectively.
Note 10. Leases
We have operating leases for our corporate offices. Our leases have various expiration dates through 2034, some of which include options to extend the leases for up to nine years. Additionally, we are the sublessor for certain office space. Our sublease income for each of the three and nine months ended October 31, 2022 and 2021 was immaterial.
For the three months ended October 31, 2022 and 2021, our operating lease expense was $4 million and $3 million, respectively. For the nine months ended October 31, 2022 and 2021, our operating lease expense was $12 million and $10 million, respectively.
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended October 31,
	2022	2021
Cash paid for operating lease liabilities	$11,320	$10,288
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	13,937	2,135

Supplemental balance sheet information related to leases was as follows:

	October 31, 2022	January 31, 2022
Weighted Average Remaining Lease Term	6.8 years	6.0 years
Weighted Average Discount Rate	4.1%	3.7%

As of October 31, 2022, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year
Remaining for 2023	$3,299
2024	9,405
2025	11,417
2026	9,499
2027	8,496
Thereafter	31,474
Total lease payments	73,590
Less imputed interest	(11,700)
Total	$61,890

Veeva Systems Inc. | Form 10-Q	15

Note 11. Stockholders’ Equity
Stock Option Activity
A summary of stock option activity for the nine months ended October 31, 2022 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2022	12,090,522	$77.89	4.6	$1,964
Options granted	3,178,165	206.35
Options exercised	(978,792)	30.59
Options forfeited/cancelled	(362,182)	208.90
Options outstanding at October 31, 2022	13,927,713	$107.17	5.2	$1,084
Options vested and exercisable at October 31, 2022	7,527,009	$50.78	2.8	$913
Options vested and exercisable at October 31, 2022 and expected to vest thereafter	13,927,713	$107.17	5.2	$1,084

The options granted during the nine months ended October 31, 2022 were predominantly made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $85.55 and $88.49 per option for the three and nine months ended October 31, 2022, respectively.
As of October 31, 2022, there was $380 million in unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 2.7 years.
As of October 31, 2022, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
The total intrinsic value of options exercised was approximately $37 million and $165 million for the three and nine months ended October 31, 2022, respectively.
Stock Option Valuation Assumptions
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended October 31,						Nine months ended October 31,
	2022			2021			2022			2021
Volatility	39%	-	40%	37%			37%	-	40%	37%	-	39%
Expected term (in years)	6.25			6.25			6	-	7	6.25
Risk-free interest rate	2.90%	-	4.20%	0.90%	-	1.30%	1.90%	-	4.20%	0.68%	-	1.30%
Dividend yield	—%			—%			—%			—%

Restricted Stock Units
A summary of restricted stock unit (RSU) activity for the nine months ended October 31, 2022 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2022	619,388	$175.23
RSUs granted	1,495,425	205.95
RSUs vested	(702,297)	197.62
RSUs forfeited/cancelled	(84,017)	199.28
Balance at October 31, 2022	1,328,499	196.43

16	Veeva Systems Inc. | Form 10-Q

As of October 31, 2022, there was a total of $221 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years. The total intrinsic value of RSUs vested was $45 million and $137 million for the three and nine months ended October 31, 2022, respectively.
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
The numerators and denominators of the basic and diluted net income per share computations for our common stock are calculated as follows (in thousands, except per share data):

	Three months ended October 31,				Nine months ended October 31,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income, basic	$98,151	$10,306	$95,691	$10,178	$270,666	$28,507	$298,379	$31,915
Denominator
Weighted average shares used in computing net income per share, basic	140,626	14,766	138,755	14,759	140,193	14,765	138,234	14,786
Net income per share, basic	$0.70	$0.70	$0.69	$0.69	$1.93	$1.93	$2.16	$2.16
Diluted
Numerator
Net income, basic	$98,151	$10,306	$95,691	$10,178	$270,666	$28,507	$298,379	$31,915
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	10,306	—	10,178	—	28,507	—	31,915	—
Reallocation of net income to Class B common stock	—	4,175	—	5,588	—	12,067	—	17,690
Net income, diluted	$108,457	$14,481	$105,869	$15,766	$299,173	$40,574	$330,294	$49,605
Denominator
Number of shares used for basic net income per share computation	140,626	14,766	138,755	14,759	140,193	14,765	138,234	14,786
Conversion of Class B to Class A common stock	14,766	—	14,759	—	14,765	—	14,786	—
Effect of potentially dilutive common shares	6,903	6,903	9,520	9,520	7,231	7,231	9,643	9,643
Weighted average shares used in computing net income per share, diluted	162,295	21,669	163,034	24,279	162,189	21,996	162,663	24,429
Net income per share, diluted	$0.67	$0.67	$0.65	$0.65	$1.84	$1.84	$2.03	$2.03

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three months ended October 31,		Nine months ended October 31,
	2022	2021	2022	2021
Options and awards to purchase shares not included in the computation of diluted net income per share because their inclusion would be anti-dilutive	5,022,968	1,105,478	4,363,631	869,044

Veeva Systems Inc. | Form 10-Q	17

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
Fact discovery is largely complete and we expect to complete expert discovery in May 2023. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of gain or loss, if any, that could result from the OpenData and Network Action, we believe that IQVIA’s claims lack merit and that our counterclaims warrant injunctive relief and monetary damages for Veeva.
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
On August 21, 2020, the District of New Jersey consolidated the Veeva Nitro Action and IQVIA Declaratory Action. Fact discovery is largely complete and we expect to complete expert discovery in May 2023.
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
Medidata Litigation Matter
On January 26, 2017, Medidata Solutions, Inc. filed a complaint in the U.S. District Court for the Southern District of New York (Medidata Solutions, Inc. v. Veeva Systems Inc. et al. (No. 1:17-cv-00589)) against us and five individual Veeva employees who previously worked for Medidata (“Individual Employees”). The complaint alleged that we induced and conspired with the Individual Employees to breach their employment agreements, including non-compete and confidentiality provisions, and to misappropriate Medidata’s confidential and trade secret information. The complaint sought declaratory and injunctive relief, unspecified monetary damages, and attorneys’ fees. Medidata amended its complaint twice, asserting the same claims with additional factual allegations, and voluntarily dismissed the Individual Defendants without prejudice. The trial began on July 11, 2022. On July 15, 2022, after four days of jury trial, the court granted Veeva’s motion for judgment as a matter of law, thereby resolving the case in favor of Veeva. Medidata moved for reconsideration of the decision on July 29, 2022, which was denied by the court on August 18, 2022. Medidata filed a notice of its intent to appeal in the Second Circuit Court of Appeals on September 16, 2022, which remains pending, but has not yet filed its appeal.
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
Total revenues consist of the following (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2022	2021	2022	2021
Subscription services
Commercial Solutions	$239,276	$223,183	$703,356	$649,156
R&D Solutions	202,293	157,555	569,494	439,137
Total subscription services	$441,569	$380,738	$1,272,850	$1,088,293
Professional services
Commercial Solutions	$45,283	$41,675	$133,027	$124,241
R&D Solutions	65,499	53,698	185,794	152,744
Total professional services	$110,782	$95,373	$318,821	$276,985
Total revenues	$552,351	$476,111	$1,591,671	$1,365,278

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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2022	2021	2022	2021
Revenues by geography
North America	$321,860	$277,165	$925,589	$782,590
Europe	152,951	128,032	441,719	376,885
Asia Pacific	62,621	57,837	181,286	167,319
Middle East, Africa, and Latin America	14,919	13,077	43,077	38,484
Total revenues	$552,351	$476,111	$1,591,671	$1,365,278

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	October 31, 2022	January 31, 2022
Long-lived assets by geography
North America	$43,069	$45,625
Europe	5,552	6,135
Asia Pacific	902	1,335
Middle East, Africa, and Latin America	1,612	1,400
Total long-lived assets	$51,135	$54,495

20	Veeva Systems Inc. | Form 10-Q

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
In our fiscal year ended January 31, 2022, we derived approximately 59% and 41% of our subscription services revenues and 56% and 44% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. For the nine months ended October 31, 2022, we derived approximately 55% and 45% of our subscription services revenues and 53% and 47% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. The contribution of subscription services revenues and total revenues associated with our R&D Solutions are expected to continue to increase as a percentage of subscription services revenues and total revenues in the future. We also offer certain of our R&D Solutions to industries outside the life sciences industry primarily in North America and Europe.
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
For the nine months ended October 31, 2022 and 2021, our total revenues were $1,592 million and $1,365 million, respectively, representing year-over-year growth in total revenues of 17%. For the nine months ended October 31, 2022 and 2021, our subscription services revenues were $1,273 million and $1,088 million, respectively, representing year-over-year growth in subscription services revenues of 17%. We generated net income of $299 million and $330 million for the nine months ended October 31, 2022 and 2021, respectively.
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
Certain impacts of the COVID-19 pandemic and resulting changes in business practice may be enduring over the long term and may result in significant changes in business practice within the technology industry, the life sciences industry, and the world economy generally. For example, while we have resumed in-person customer, employee, and industry events in most geographies, travel and in-person meeting restrictions that limit our ability to conduct business in person still remain in place in some locations--for example, China--and we cannot predict how long such limitations will remain in effect. Further, the extent to which remote work will remain common practice for our customers and peer companies is not certain and may have significant impacts on hiring practices, management practices, expense structures and investments, and other aspects of their business and ours. We have adopted a permanent “Work Anywhere” policy, which generally gives employees the flexibility to work in an office or at home on any given day, with certain job-specific restrictions. We believe this program is beneficial to our business, but we have limited experience with the program. Similarly, the extent to which virtual meetings and interactions continue to be used or preferred in lieu of in-person interactions may significantly change business practices for us and our customers, and, in turn, may impact demand for our products and services. For example, if our customers reduce sales representatives in response to an increasing preference for virtual meetings with doctors, demand for our core CRM application may decline. In the quarter ended October 31, 2020, we disclosed that we expected life sciences companies to reduce the number of sales representatives that they employ by roughly 10%. We currently expect the majority of these reductions to take place by the end of our fiscal year ending January 31, 2023, with reductions still occurring in our fiscal year ending January 31, 2024. Such reductions could negatively impact sales of our solutions, including Veeva CRM and certain of our other Commercial Solutions, but we cannot be certain such reductions will happen or of the timing or magnitude of such reductions. At the same time, demand for our products that enable virtual interactions with doctors and clinical trial participants may increase. We cannot accurately predict how such changes may impact Veeva's results over the long term.

22	Veeva Systems Inc. | Form 10-Q

Impacts of the Russian Invasion of Ukraine
We are closely monitoring the impact of the Russian invasion of Ukraine and its global impacts. While the outcome remains highly uncertain, we have not seen a direct material impact from the Russian invasion to date. We do not currently have office locations or employees in Russia and our revenues from sales to Russian entities were limited. However, if the conflict continues or worsens, leading to greater disruptions and uncertainty within the life sciences industry or global economy, our business and results of operations could be negatively impacted.
Components of Results of Operations
Revenues
We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training, and managed services related to our solutions and services related to our Veeva Business Consulting offering. For the nine months ended October 31, 2022, subscription services revenues constituted 80% of total revenues and professional services and other revenues constituted 20% of total revenues.
We generally enter into master subscription agreements with our customers and count each distinct master subscription agreement that has not been terminated or expired and that has orders for which we have recognized revenue in the quarter as a distinct customer for purposes of determining our total number of current customers as of the end of that quarter. We generally enter into a single master subscription agreement with each customer, although in some instances, affiliated legal entities within the same corporate family may enter into separate master subscription agreements. Conversely, affiliated legal entities that maintain distinct master subscription agreements may choose to consolidate their orders under a single master subscription agreement, and, in that circumstance, our customer count would decrease. Divisions, subsidiaries, and operating units of our customers often place distinct orders for our subscription services under the same master subscription agreement, and we do not count such distinct orders as new customers for purposes of determining our total customer count. For purposes of determining customers of Veeva Crossix that do not contract under a master subscription agreement, we count each entity that has a statement of work or services agreement and a recurring known payment obligation as a distinct customer if such entity is not otherwise a customer of ours. For Veeva Crossix, we do not count as distinct customers agencies contracting with us on behalf of brands within life sciences companies.
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
Particularly with respect to our R&D Solutions, we have entered into a number of orders with multi-year terms, most of which are governed by master subscription agreements that do not allow the customer to terminate the agreement other than for cause. The fees associated with such orders are typically not based on the number of end-users and typically escalate over the term of such orders at a pre-agreed rate to account for, among other factors, implementation and adoption timing and planned increased usage by the customer. When such multi-year orders are non-cancellable (other than for cause), we recognize the total contracted revenue ratably over the multi-year term of the order. When the amounts we are entitled to invoice in any period pursuant to multi-year orders with escalating fees are less than the revenue recognized , we will accrue an unbilled accounts receivable balance (a contract asset) related to such orders. In the same scenario, the net deferred revenue we would record in connection with such orders will be less because we will be recognizing more revenue than we bill earlier in the term of such multi-year orders. However, we recently announced that we plan to include a termination for convenience right for our customers in all of our master subscription agreements that govern multi-year orders. We expect such termination for convenience rights to be in place by February 1, 2023, after which the amount of revenue recognized from multi-year orders will generally be consistent with the amount invoiced for the relevant term of the order.
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

Veeva Systems Inc. | Form 10-Q	23

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
Subscription services revenues are recognized ratably over the respective non-cancelable subscription term because of the continuous transfer of control to the customer. Our subscription services agreements are generally non-cancelable during the term, although customers typically have the right to terminate their agreements for cause in the event of material breach. However, as previously described, starting February 1, 2023, we plan to standardize the master subscription agreements that govern multi-year orders to include a termination for convenience right for our customers. Our agreements typically provide that orders will automatically renew unless notice of non-renewal is provided in advance. Subscription services revenues are affected primarily by the number of customers, the scope of the subscription purchased by each customer (for example, the number of end users or other subscription usage metric) and the number of solutions subscribed to by each customer.

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

24	Veeva Systems Inc. | Form 10-Q

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
Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides accounting relief from the future impact of the cessation of the London Interbank Offered Rate (LIBOR) by, among other things, providing optional expedients to treat contract modifications resulting from such reference rate reform as a continuation of the existing contract and for hedging relationships to not be de-designated as a result of such changes provided certain criteria are met. The guidance became effective on March 12, 2020, and the amendments apply prospectively through December 31, 2022. We are currently in the process of incorporating fallback language in negotiated contracts and incorporating non-LIBOR reference rate and/or fallback language in new contracts to prepare for these changes. We do not expect the adoption of ASU 2020-04 to have a material impact on our condensed consolidated financial statements.
Business Combinations
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. Under current GAAP, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The new standard is effective for our fiscal year beginning on February 1, 2023, with early adoption permitted. We do not expect the adoption of ASU 2021-08 to have a material impact on our condensed consolidated financial statements.

Veeva Systems Inc. | Form 10-Q	25

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
	2022	2021	2022	2021

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$441,569	$380,738	$1,272,850	$1,088,293
Professional services and other	110,782	95,373	318,821	276,985
Total revenues	552,351	476,111	1,591,671	1,365,278
Cost of revenues(1):
Cost of subscription services	65,734	59,648	188,722	164,774
Cost of professional services and other	88,173	69,916	256,369	203,023
Total cost of revenues	153,907	129,564	445,091	367,797
Gross profit	398,444	346,547	1,146,580	997,481
Operating expenses(1):
Research and development	130,257	98,635	377,740	276,760
Sales and marketing	93,910	72,423	259,642	208,822
General and administrative	52,873	42,781	159,030	126,121
Total operating expenses	277,040	213,839	796,412	611,703
Operating income	121,404	132,708	350,168	385,778
Other income, net	12,458	824	23,565	7,054
Income before income taxes	133,862	133,532	373,733	392,832
Provision for income taxes	25,405	27,663	74,560	62,538
Net income	$108,457	$105,869	$299,173	$330,294
(1) Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,636	$1,292	$4,606	$3,514
Cost of professional services and other	13,227	9,616	37,035	26,579
Research and development	37,415	22,311	102,139	61,463
Sales and marketing	23,576	15,102	64,500	41,772
General and administrative	17,333	13,724	48,083	39,591
Total stock-based compensation	$93,187	$62,045	$256,363	$172,919

Revenues

	Three months ended October 31,			Nine months ended October 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Revenues:
Subscription services	$441,569	$380,738	16%	$1,272,850	$1,088,293	17%
Professional services and other	110,782	95,373	16%	318,821	276,985	15%
Total revenues	$552,351	$476,111	16%	$1,591,671	$1,365,278	17%
Percentage of revenues:
Subscription services	80%	80%		80%	80%
Professional services and other	20	20		20	20
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended October 31, 2022 increased $76 million, of which $61 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $45 million of subscription services revenue attributable to R&D Solutions and $16 million of subscription services revenue attributable to Commercial Solutions. The geographic mix of subscription services revenues was 57% from North

26	Veeva Systems Inc. | Form 10-Q

America, 28% from Europe, and 15% from other locations, primarily Asia Pacific, for the three months ended October 31, 2022, as compared to 57% from North America, 27% from Europe, and 16% from other locations, primarily Asia Pacific, for the three months ended October 31, 2021.
Professional services and other revenues for the three months ended October 31, 2022 increased $15 million. The increase was primarily due to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our R&D Solutions. Demand for our Veeva Business Consulting services also contributed to the growth for the period. The geographic mix of professional services and other revenues was 65% from North America, 28% from Europe, and 7% from other locations, primarily Asia Pacific, for the three months ended October 31, 2022, as compared to 63% from North America, 28% from Europe, and 9% from other locations, primarily Asia Pacific, for the three months ended October 31, 2021.
Total revenues for the nine months ended October 31, 2022 increased $226 million, of which $185 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $130 million of subscription services revenue attributable to R&D Solutions and $54 million of subscription services revenue attributable to Commercial Solutions. The geographic mix of subscription services revenues was 57% from North America, 28% from Europe, and 15% from other locations, primarily Asia Pacific, for the nine months ended October 31, 2022 as compared to subscription services revenues of 57% from North America, 27% from Europe, and 16% from other locations, primarily Asia Pacific, for the nine months ended October 31, 2021.
Professional services and other revenues for the nine months ended October 31, 2022 increased $42 million. The increase was primarily due to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our R&D Solutions. Demand for our Veeva Business Consulting services also contributed to the growth for the period. The geographic mix of professional services and other revenues was 64% from North America, 28% from Europe, and 8% from other locations, primarily Asia Pacific, for the nine months ended October 31, 2022 as compared to 60% from North America, 31% from Europe, and 9% from other locations, primarily Asia Pacific, for the nine months ended October 31, 2021.
While we expect total revenues and subscription revenues to continue to grow for the remainder of the fiscal year ending January 31, 2023, we expect our year-over-year growth to be negatively impacted by foreign currency exchange fluctuations discussed in "Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange risk” and as a result of macroeconomic factors, including lower funding and spending levels within segments of our customer base and increased project scrutiny, including budgetary scrutiny, for certain potential projects. Starting February 1, 2023, we plan to standardize the master subscription agreements that govern multi-year orders to include a termination for convenience right for our customers, which may affect the timing of revenue recognition for such orders. This will result in a reduction to revenue during the fiscal year ending January 31, 2024 for multi-year orders that currently do not have termination for convenience rights. We are also updating our contracting terms to incorporate an annual inflation adjustment, which will raise the price to each customer upon such customer entering into a new or renewal order form after April 1, 2023 by the lower of 4% or the Consumer Price Index (All Urban Consumer, US City Average, All Items Index) published by the U.S. Bureau of Labor and Statistics for the month of August of the prior calendar year.
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
Cost of Revenue and Gross Margin

	Three months ended October 31,			Nine months ended October 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$65,734	$59,648	10%	$188,722	$164,774	15%
Cost of professional services and other	88,173	69,916	26%	256,369	203,023	26%
Total cost of revenues	$153,907	$129,564	19%	$445,091	$367,797	21%
Gross margin percentage:
Subscription services	85%	84%		85%	85%
Professional services and other	20%	27%		20%	27%
Total gross margin percentage	72%	73%		72%	73%
Gross profit	$398,444	$346,547	15%	$1,146,580	$997,481	15%

Cost of revenues for the three months ended October 31, 2022 increased $24 million, of which $6 million was related to an increase in cost of subscription services. The increase in cost of subscription services was primarily due to increases of $3 million in computing infrastructure costs, which was driven by an increase in the number of end users of our subscription services, and $1 million related to costs for data stewardship.
Cost of revenues for the nine months ended October 31, 2022 increased $77 million, of which $24 million was related to an increase in cost of subscription services. The increase in cost of subscription services was primarily due to increases of $8 million in computing infrastructure costs, which was driven by an increase in the number of end users of our subscription services, $6 million in employee compensation-related costs, $4 million for data costs, and $3 million related to costs for data stewardship.
We expect cost of subscription services to increase in absolute dollars due to increased usage of our subscription services and increased data costs related to our Veeva Compass offering.
Cost of professional services and other for the three months ended October 31, 2022 increased $18 million, primarily due to a $15 million increase in employee compensation-related costs (which includes an increase of $4 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. We expect cost of professional services and other to increase in absolute dollars in the near term as we continue to add personnel to our global professional services organization and Veeva Business Consulting.
Cost of professional services and other for the nine months ended October 31, 2022 increased $53 million, primarily due to an increase of $45 million in employee compensation-related costs (which includes an increase of $10 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period.
Gross margin for the three months ended October 31, 2022 and 2021 was 72% and 73%, respectively. The slight decrease compared to the same period in the prior fiscal year was due to lower gross margin for our professional services in the quarter ended October 31, 2022, as compared to the same period in the prior fiscal year.
Gross margin for the nine months ended October 31, 2022 and 2021 was 72% and 73%, respectively. The slight decrease compared to the same period in the prior fiscal year was due to lower gross margin for our professional services in the nine months ended October 31, 2022, as compared to the same period in the prior fiscal year.
Operating Expenses and Operating Margin
Operating expenses include research and development, sales and marketing, and general and administrative expenses. As we continue to invest in our growth through hiring, we expect operating expenses and stock-based compensation to increase in absolute dollars and to slightly increase as a percentage of revenue in the future.

28	Veeva Systems Inc. | Form 10-Q

Research and Development

	Three months ended October 31,			Nine months ended October 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Research and development	$130,257	$98,635	32%	$377,740	$276,760	36%
Percentage of total revenues	24%	21%		24%	20%

Research and development expenses for the three months ended October 31, 2022 increased $32 million, primarily due to an increase of $34 million in employee compensation-related costs (which includes an increase of $15 million in stock-based compensation). This was partially offset by capitalized development costs of $4 million. The increase in employee compensation-related costs is primarily driven by headcount increases. The expansion of our headcount and compensation increases in research and development is to support development work for the increased number of products that we offer or may offer in the future.
Research and development expenses for the nine months ended October 31, 2022 increased $101 million, primarily due to an increase of $96 million in employee compensation-related costs (which includes an increase of $41 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by headcount increases and the impact of compensation increases for our existing employees. The expansion of our headcount in research and development is to support development work for the increased number of products that we offer or may offer in the future.
We expect research and development expenses to increase in absolute dollars in the fiscal year ending January 31, 2023, primarily due to headcount expansion and continued investment in our product offerings.
Sales and Marketing

	Three months ended October 31,			Nine months ended October 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Sales and marketing	$93,910	$72,423	30%	$259,642	$208,822	24%
Percentage of total revenues	17%	15%		16%	15%

Sales and marketing expenses for the three months ended October 31, 2022 increased $21 million, primarily due to increases of $13 million in employee compensation-related costs (which includes an increase of $8 million in stock-based compensation) and $7 million in marketing program costs. The increase in employee compensation-related costs is primarily driven by headcount increases and the impact of compensation increases for our existing employees.
Sales and marketing expenses for the nine months ended October 31, 2022 increased $51 million, primarily due to increases of $37 million in employee compensation-related costs (which includes an increase of $23 million in stock-based compensation), $10 million in marketing program costs, and $5 million in travel and entertainment. The increase in employee compensation-related costs is primarily driven by headcount increases and the impact of compensation increases for our existing employees.
We expect sales and marketing expenses to grow in absolute dollars in the future, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our product offerings and our continued expansion of our sales capacity across all our solutions. Additionally, we expect travel and entertainment costs to continue increasing for the remainder of the fiscal year ending January 31, 2023 compared to our previous fiscal year.

Veeva Systems Inc. | Form 10-Q	29

General and Administrative

	Three months ended October 31,			Nine months ended October 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
General and administrative	$52,873	$42,781	24%	$159,030	$126,121	26%
Percentage of total revenues	10%	9%		10%	9%

General and administrative expenses for the three months ended October 31, 2022 increased $10 million, primarily due to an increase of $7 million in employee compensation-related costs (which includes an increase of $4 million in stock-based compensation) and an increase of $3 million in fees for third-party legal counsel. The increase in employee compensation-related costs is primarily driven by headcount increases and the impact of compensation increases for our existing employees.
General and administrative expenses for the nine months ended October 31, 2022 increased $33 million, primarily due to an increase of $18 million in employee compensation-related costs (which includes an increase of $8 million in stock-based compensation), $11 million in fees for third-party legal counsel and third-party consultants, and $3 million in technology infrastructure costs. The increase in employee compensation-related costs is primarily driven by headcount increases and the impact of compensation increases for our existing employees.
We expect general and administrative expenses to continue to grow in absolute dollars in the future as a result of headcount expansion, investments in our information technology infrastructure, and third-party fees, including fees associated with ongoing litigation. We also expect general and administrative expenses to increase due to the Company’s obligation for payroll taxes related to our Chief Executive Officer’s planned exercise of his option to purchase our common stock, which we expect to occur between December 5, 2022 and March 8, 2023.
Other Income, Net

	Three months ended October 31,			Nine months ended October 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Other income, net	$12,458	$824	1,412%	$23,565	$7,054	234%

Other income, net, for the three months ended October 31, 2022 increased $12 million, primarily due to an increase of $10 million in interest income.
Other income, net, for the nine months ended October 31, 2022 increased $17 million, primarily due to an increase of $14 million in interest income.
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

30	Veeva Systems Inc. | Form 10-Q

Provision for Income Taxes

	Three months ended October 31,			Nine months ended October 31,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Income before income taxes	$133,862	$133,532	—%	$373,733	$392,832	(5)%
Provision for income taxes	$25,405	$27,663	(8)%	$74,560	$62,538	19%
Effective tax rate	19.0%	20.7%		20.0%	15.9%

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
For the three months ended October 31, 2022 and 2021, our effective tax rates were 19.0% and 20.7%, respectively. During the three months ended October 31, 2022 as compared to the prior year period, our effective tax rate decreased primarily due an increase in the foreign derived intangible income deduction and a reduced valuation allowance impact within certain jurisdictions. These increases were partially offset by a reduction in excess tax benefits related to equity compensation. We recognized excess tax benefits in our provision for income taxes of $1 million and $10 million for the three months ended October 31, 2022 and 2021, respectively.
For the nine months ended October 31, 2022 and 2021, our effective tax rates were 20.0% and 15.9%, respectively. During the nine months ended October 31, 2022 as compared to the prior year period, our effective tax rate increased primarily due to a reduction in excess tax benefits related to equity compensation partially offset by an increase in the foreign derived intangible income deduction. We recognized such excess tax benefits in our provision for income taxes of $10 million and $45 million for the nine months ended October 31, 2022 and 2021, respectively.
Our Chief Executive Officer's planned exercise of his option to purchase our common stock, which we expect to occur between December 5, 2022 and March 8, 2023, will significantly reduce our effective tax rate for the period in which the exercise occurs.
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

32	Veeva Systems Inc. | Form 10-Q

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended October 31,		Nine months ended October 31,
	2022	2021	2022	2021

	(in thousands)
Net cash provided by operating activities	$142,660	$112,959	$717,073	$710,409
Excess tax benefits from employee stock plans	(888)	(10,404)	(5,981)	(45,464)
Impact of tax legislation	—	—	37,946	—
Net cash provided by operating activities on a non-GAAP basis	$141,772	$102,555	$749,038	$664,945
Net cash used in investing activities	$(405,729)	$(10,229)	$(968,421)	$(290,992)
Net cash (used in) provided by financing activities	$(10,543)	$(16,046)	$(17,135)	$6,416

Operating income on a GAAP basis	$121,404	$132,708	$350,168	$385,778
Stock-based compensation expense	93,187	62,045	256,363	172,919
Amortization of purchased intangibles	4,906	4,694	14,558	13,701
Operating income on a non-GAAP basis	$219,497	$199,447	$621,089	$572,398
Net income on a GAAP basis	$108,457	$105,869	$299,173	$330,294
Stock-based compensation expense	93,187	62,045	256,363	172,919
Amortization of purchased intangibles	4,906	4,694	14,558	13,701
Income tax effect on non-GAAP adjustments(1)	(23,306)	(14,394)	(60,817)	(59,147)
Net income on a non-GAAP basis	$183,244	$158,214	$509,277	$457,767
Diluted net income per share on a GAAP basis	$0.67	$0.65	$1.84	$2.03
Stock-based compensation expense	0.57	0.38	1.58	1.06
Amortization of purchased intangibles	0.03	0.03	0.09	0.08
Income tax effect on non-GAAP adjustments(1)	(0.14)	(0.09)	(0.37)	(0.36)
Diluted net income per share on a non-GAAP basis	$1.13	$0.97	$3.14	$2.81
(1) For the three and nine months ended October 31, 2022 and 2021, we used an estimated annual effective non-GAAP tax rate of 21%.

Liquidity and Capital Resources

	Three months ended October 31,		Nine months ended October 31,
	2022	2021	2022	2021

	(in thousands)
Net cash provided by operating activities	$142,660	$112,959	$717,073	$710,409
Net cash used in investing activities	(405,729)	(10,229)	(968,421)	(290,992)
Net cash (used in) provided by financing activities	(10,543)	(16,046)	(17,135)	6,416
Effect of exchange rate changes on cash and cash equivalents	(1,475)	(1,469)	(4,398)	(4,414)
Net change in cash and cash equivalents	$(275,087)	$85,215	$(272,881)	$421,419

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. As of October 31, 2022, our cash, cash equivalents, and short-term investments totaled $3.0 billion, of which $45 million represented cash and cash equivalents held outside of the United States.
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
Our non-U.S. cash and cash equivalents have been earmarked for indefinite reinvestment in our operations outside the United States, except in certain designated jurisdictions that have an immaterial impact to our financial statements. As of October 31, 2022, we have not recorded any taxes, such as withholding taxes, associated with

Veeva Systems Inc. | Form 10-Q	33

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
Net cash provided by operating activities was $143 million for the three months ended October 31, 2022 compared to $113 million provided by operating activities for the three months ended October 31, 2021. The $30 million increase was primarily due to increased sales and the related cash collections, partially offset by higher operating expenses due to increases in headcount.
Net cash provided by operating activities was $717 million for the nine months ended October 31, 2022 compared to $710 million provided by operating activities for the nine months ended October 31, 2021. The $7 million increase was primarily due to increased sales and the related cash collections, partially offset by higher operating expenses due to increases in headcount and higher cash paid for income taxes.
The cash flows from operating activities for the nine months ended October 31, 2022 represent a significant portion of the cash flows from operating activities that we expect during our fiscal year ending January 31, 2023. As a result, we expect cash flows from operating activities to be substantially less in the fourth quarter of this fiscal year.
Our cash flows from operating activities for the nine months ended October 31, 2022 was reduced as a result of certain provisions in the Tax Cuts and Jobs Act of 2017, which eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years. Although Congress is considering legislation that would defer the requirement to later years, we have no assurance that the provision will be so deferred, repealed or otherwise modified.
Cash Flows from Investing Activities
The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Net cash used in investing activities was $406 million for the three months ended October 31, 2022 compared to $10 million used in investment activities for the three months ended October 31, 2021. The $396 million increase in cash used in investing activities was mainly due to the net increase in purchases of investments for the three months ended October 31, 2022.

34	Veeva Systems Inc. | Form 10-Q

Net cash used in investing activities was $968 million for the nine months ended October 31, 2022 compared to $291 million used in investment activities for the nine months ended October 31, 2021. The $677 million increase in cash used in investing activities was mainly due to the net increase in purchases of investments for the nine months ended October 31, 2022.
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
Net cash used in financing activities was $11 million for the three months ended October 31, 2022 compared to $16 million used in financing activities for the three months ended October 31, 2021. The $6 million decrease in cash used in financing activities was primarily related to a $6 million decrease in cash used to pay employee taxes related to the net share settlement of RSUs.
Net cash used in financing activities was $17 million for the nine months ended October 31, 2022 compared to $6 million provided by financing activities for the nine months ended October 31, 2021.The $24 million decrease in cash provided by financing activities was primarily related to an increase of $11 million of cash used to pay employee taxes related to the net share settlement of RSUs and a decrease of $13 million in proceeds from employee stock option exercises.
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
There have been no material changes to our critical accounting policies and estimates during the nine months ended October 31, 2022 as compared to the those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

Veeva Systems Inc. | Form 10-Q	35

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, British Pound Sterling, Hungarian Forint, Chinese Yuan, and Brazilian Real, and may be adversely affected in the future due to changes in foreign currency exchange rates. For example, changes in exchange rates negatively affected our revenues as expressed in U.S. dollars for the three and nine months ended October 31, 2022, and we expect our revenues as expressed in U.S. dollars to be negatively affected by changes in exchange rates for our fiscal year ending January 31, 2023 as well. Additionally, changes in exchange rates reduced our expenses as expressed in U.S. dollars for the three and nine months ended October 31, 2022, which largely offset the impact to operating income for those periods resulting from changes in exchange rates that reduced revenue as expressed in U.S. dollars. For the three and nine months ended October 31, 2022, about 83% and 83% of our revenue and about 79% and 80% of our expenses were denominated in USD, respectively.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded and such fluctuations can impact our net income. We engage in the hedging of our foreign currency transactions as described in note 7 of the notes to our condensed consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. Realized and unrealized foreign currency losses, primarily resulting from the re-measurement of monetary account balances offset by the foreign currency hedges, were $3 million and $2 million for the three and nine months ended October 31, 2022, respectively. For the three and nine months ended October 31, 2021, we had realized and unrealized foreign currency losses of $1 million and gains of $1 million, respectively.
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $3.0 billion as of October 31, 2022. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, foreign government bonds, and agency mortgage-backed securities. The cash and cash equivalents are held for working capital purposes and other operational activities. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $23 million market value reduction in our investment portfolio as of October 31, 2022. An immediate decrease of 100-basis points in interest rates would have increased the market value by $23 million as of October 31, 2022. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

36	Veeva Systems Inc. | Form 10-Q

ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We are currently dependent upon Salesforce, Inc.’s platform for our multichannel CRM applications, but we have announced plans to migrate our CRM applications from the Salesforce Platform to our own Veeva Vault Platform. The planned migration could be unsuccessful and could cause business disruptions for customers, lead to the loss of our customers to competitors, and adversely affect our operating results.
•We are currently being sued by third parties for alleged misappropriation of trade secrets. We may suffer damages, which could be significant, or other harm from these lawsuits and we may be sued for infringement or misappropriation of third-party intellectual property in the future.

Veeva Systems Inc. | Form 10-Q	39

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

40	Veeva Systems Inc. | Form 10-Q

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
We recently announced plans to migrate our multichannel CRM applications from the Salesforce Platform to our Veeva Vault Platform, as discussed in more detail below, which could lead to customers choosing competitors that continue to use the Salesforce Platform, or other CRM application providers, over us.
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
Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions. It is uncertain whether these newer solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected overall growth. For example, we have limited experience selling our Veeva Compass offering for longitudinal patient data, and our MyVeeva for Patients solution that enables remote patient interactions for clinical trials. Also, as discussed in more detail below, we recently announced plans to migrate our multichannel CRM applications from the Salesforce Platform to our Veeva Vault Platform. We cannot be certain that we will be successful with respect to newer solutions and markets. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions, develop other new solutions, or make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.
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

Veeva Systems Inc. | Form 10-Q	41

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
In response to unusual inflationary pressure and the demand environment for skilled employees, we increased salaries for the majority of our employees by 5% effective September 1, 2021. Further, in light of the labor market conditions and inflationary pressure discussed above, our compensation increases in connection with our annual compensation review process, which took place in our fiscal quarter ended April 30, 2022, were higher than previous years. These compensation changes have increased our expenses, with full quarter impact starting in our fiscal quarter ended July 31, 2022.
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

42	Veeva Systems Inc. | Form 10-Q

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
Our plans to migrate our CRM applications from the Salesforce Platform to our own Veeva Vault Platform could cause business disruptions for customers, lead to the loss of our customers to competitors, and adversely affect our operating results.
We currently depend on the Salesforce Platform to deliver our multichannel CRM applications, but we recently announced plans to migrate those applications to our Veeva Vault Platform. We also recently announced that we do not intend to renew our agreement with Salesforce, Inc. for use of the Salesforce Platform. Pursuant to the terms of our agreement, from September 1, 2025 to September 1, 2030, we may not sell applications that utilize the Salesforce Platform to new customers and our sales of applications that utilize the Salesforce Platform to a customer existing at September 1, 2025 may not exceed 150% of the seats in use by each such customer as of September 1, 2025. After September 1, 2030, we will not be able to sell applications that utilize the Salesforce Platform to any customers. We currently intend to make our CRM applications available on the Veeva Vault Platform in 2024 for early adopters and in 2025 for all customers, but we may not be successful in achieving this timeline. All existing CRM customers will be required to migrate to the Veeva Vault Platform by September 1, 2030. The migration of our CRM applications and the migration of existing customers will require time and expense, which may be significant. These migration processes are complex and we cannot be certain that we will be successful or that the Veeva Vault Platform will be ready for migration on our intended timeline or the timeline necessary to support our customers. Further, some existing customers may decide not to migrate to the Veeva Vault Platform and may decide to use a different CRM solution. During the migration period, there may be disruptions in our services or other migration-related problems, whether or not such incidents are our fault, that could subject us to liability or harm our reputation. If we are unsuccessful migrating our multichannel CRM applications to the Veeva Vault Platform, encounter disruptions or other problems in the migration process, or our customers do not migrate to the Veeva Vault Platform in a timely manner, or at all, our business, operating results and brand could be materially and adversely affected.
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
Certain impacts of the COVID-19 pandemic may be enduring over the long term and may result in significant changes in business practice within the technology industry, the life sciences industry, and the world economy generally. For example, while we have mostly resumed in-person customer, employee, and industry events in most geographies, travel and in-person meeting restrictions that limit our ability to conduct business in person still remain in place in some locations—for example, China—and we cannot predict how long such limitations will remain in effect. Further, the extent to which remote work will remain common practice for our customers and peer companies is not certain and may have significant impacts on hiring practices, management practices, expense structures and investments, and other aspects of their business and ours. We have adopted a permanent “Work Anywhere” policy, which generally gives employees the flexibility to work in an office or at home on any given day, with certain job-specific restrictions. We believe this program is beneficial to our business, but we have limited experience with the program. Similarly, the extent to which virtual meetings and interactions continue to be used or preferred in lieu of

Veeva Systems Inc. | Form 10-Q	43

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

44	Veeva Systems Inc. | Form 10-Q

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
Our sales process entails planning discussions with prospective customers, analyzing their existing solutions, and identifying how these potential customers could use and benefit from our solutions. The sales cycle for a new customer, from the time of prospect qualification to the completion of the first sale, may span 12 months or longer. Sales cycles for our newer applications or in newer markets or industries are also lengthy and difficult to predict. We spend substantial time, effort, and expense in our sales efforts without any assurance that our efforts will result in the sale of our solutions. In addition, our sales cycle can vary substantially from customer to customer because of various factors, including the discretionary nature of potential customers’ purchasing and budget decisions, the macroeconomic and regulatory environments, the availability of funding in the life sciences industry, the announcement or planned introduction of new solutions by us or our competitors, and the purchasing approval processes of potential customers. For example, since the quarter ended July 31, 2022, we have experienced heightened project scrutiny from certain enterprise customers, which we expect to continue from certain enterprise customers for the remainder of the fiscal year ending January 31, 2023. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.
Catastrophic events could disrupt our business and adversely affect our operating results.
Our corporate headquarters are located in Pleasanton, California and our primary third-party hosted computing infrastructure is located in the United States, the European Union, Japan, and South Korea. The west coast of the United States, Japan, and South Korea each contain active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or other natural disaster, or catastrophic event such as an actual or threatened public health emergency (e.g., COVID-19), fire, extreme weather event, power loss, telecommunications failure, cyber-attack, war (including the Russian invasion of Ukraine), or terrorist attack, we may be unable to continue our operations at full capacity or at all and may experience system interruptions, reputational harm, delays in our solution development, lengthy interruptions in our services, breaches of data security, loss of key employees, and loss of critical data, all of which could have an adverse effect on our future operating results.
Our core Veeva CRM application has achieved substantial market penetration of pharmaceutical and biotechnology companies. If our efforts to sustain or further increase the use and adoption of our core CRM application do not succeed, the growth of our Commercial Solutions revenues may be negatively impacted.
In our fiscal year ended January 31, 2022, we derived approximately 59% of our subscription services revenues and approximately 56% of our total revenues from our Commercial Solutions. In our fiscal quarter ended October 31, 2022, we derived approximately 55% of our subscription services revenues and approximately 53% of our total revenues from our Commercial Solutions. A significant percentage of our Commercial Solutions subscription services revenues are derived from subscriptions for our core CRM application, and we have realized substantial sales penetration among pharmaceutical and biotechnology companies for our core Veeva CRM application. If we are not able to sell additional user subscriptions for our core CRM application, if we fail to renew existing subscriptions for our core CRM application, or if subscription levels for our core CRM application are reduced at renewal (as a result of reductions in sales representatives that use our solutions, change in demand for our solutions, or for other reasons), the growth of our Commercial Solutions revenues may be negatively impacted. In the quarter ended October 31, 2020, we disclosed that we expected life sciences companies to reduce the number

Veeva Systems Inc. | Form 10-Q	45

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
In our fiscal quarter ended October 31, 2022, customers outside North America accounted for approximately 42% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into additional international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. We do not currently have locations or employees in Russia and our revenues from sales to Russian and Belarus entities is limited. However, some of our customers, particularly large multinational companies, have users of our products in Russia and the affected areas. For example, certain customers have recently reduced their number of end users in Ukraine. If the conflict continues or worsens and customers further curtail or discontinue their operations in Ukraine, Russia or Belarus, we may lose sales and our results of operations could be negatively impacted. We also

46	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	47

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

48	Veeva Systems Inc. | Form 10-Q

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
•Changes in geopolitical conditions that impact the life sciences industry, changes in the ability to sell healthcare treatments in certain locations, and the global availability of healthcare treatments provided by the life sciences companies to which we sell—If economic or geopolitical conditions deteriorates, or the ability to market life sciences products or conduct clinical trials in key markets is disrupted, including as a result of the Russian invasion of Ukraine or resulting sanctions, or if the demand for life sciences products globally deteriorates for other reasons, our customers may delay or reduce their IT spending, particularly within the regions impacted by negative economic or geopolitical conditions. For example, it has been reported that a number of significant life sciences companies plan to scale back sales, operations, and investments in Russia, including curtailing sales and marketing and clinical trial activity in Russia. It is also possible that clinical trial activity may be disrupted or delayed in the regions near Ukraine as clinical trial sites deal with the healthcare impact of the Russian invasion of Ukraine.
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

Veeva Systems Inc. | Form 10-Q	49

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
Our customers use our solutions to collect, use, process, store, and disclose personal data regarding their employees, healthcare professionals, and patients. Patient data may include sensitive health data. In many countries, governmental bodies have adopted or may adopt laws and regulations regarding the collection, use, processing, storage, and disclosure of personal data, making compliance an increasingly complex task.
For example, in the United States, the U.S. Department of Health and Human Services promulgated privacy and security rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) that cover protected health information (PHI) by limiting use and disclosure and giving individuals the right to access, amend, and seek accounting of their PHI. Certain of our customers may be either business associates or covered entities under HIPAA, which means we must maintain a HIPAA compliance program. There is also the potential for the U.S. federal government to pass additional data privacy laws.
Several states have signed into law or are intending to enact laws regarding requirements on personal information. For example, under the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act (CPRA), we are generally considered a “service provider” for our software solutions and a “business” for our data and analytics products. These laws, regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management practices and to incur substantial expense in order to comply.
Veeva Crossix provides analytics derived from de-identified third-party health and consumer data on U.S. residents that life sciences companies use for measurement of their advertising objectives. The PHI processed by Crossix for its measurement services is certified to satisfy HIPAA’s de-identification standard. Certain states have signed into law or are intending to enact laws regarding requirements on de-identified information. There is some uncertainty regarding those laws' conformity with the HIPAA de-identification standards. Compliance with state laws could require additional investment and management attention and may subject us to significant liabilities if we do not comply with new and potentially conflicting regulations.
Under the European General Data Protection Regulation (GDPR), we act as a data controller for our data products, Veeva OpenData and Veeva Link, and a data processor with respect to our software solutions. Regarding data transfer, the European Court of Justice invalidated the EU-U.S. Privacy Shield Framework and we now rely on the EU Standard Contractual Clauses (SCCs), as well as our technical, contractual, and security measures, to ensure that our European customers have the appropriate legal mechanisms in place for their personal data to be accessed within the United States. Management has spent considerable time and resources to respond to customer inquiries as a result of this decision. Additionally, in June 2021, the European Commission issued revised SCCs, which are required to be implemented, and in February 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses (the UK SCCs), to support personal data transfers out of the United Kingdom. The United Kingdom’s Parliament approved the UK SCCs for use in March 2022. We are required to take additional steps to legitimize any personal data transfers impacted by these developments, and to engage in contract negotiations with third parties that aid in processing personal data on our behalf, and we may be subject to increased costs of compliance and limitations on our service providers and us.
There is also a trend toward countries enacting data localization or other country specific requirements which could be problematic to cloud software providers. Understanding and implementing country, industry, and customer specific requirements and certifications on top of our internationally recognized security certifications could require additional investment and management attention and may subject us to significant liabilities if we do not comply with applicable requirements. Compliance with global laws and regulations relating to privacy, data protection, and cybersecurity has and will continue to require valuable management and employee time and resources, and any actual or perceived failure to comply with these laws and regulations could include severe penalties and reduce demand for our solutions. Additionally, countries outside of the EU have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency. For example, in 2021, China adopted the Personal Information Protection Law (PIPL), together with the Cybersecurity Law (CSL) and the Data Security Law (DSL), which have required and will continue to require significant investment and resources to develop our

50	Veeva Systems Inc. | Form 10-Q

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
Customers expect that our solutions can be used in compliance with applicable data protection and data privacy laws and regulations. The functional and operational requirements and costs of compliance with such laws and regulations may adversely impact our business. Data protection authorities will from time to time review our products and services and their compliance with laws and regulations around the world. Failure to enable our solutions to comply with such laws and regulations could lead to inspections, audits, regulatory investigations and other proceedings, significant fines, penalties, and other relief imposed by government agencies and regulatory bodies, and claims, demands, and litigation by our customers or third parties, which may result in substantial damages and other liabilities. All of these domestic and international legislative and regulatory initiatives could adversely affect our customers’ ability or desire to collect, use, process, store, and disclose personal information and health data using our solutions, or to license data products from us, which could reduce demand for our solutions.

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

Veeva Systems Inc. | Form 10-Q	51

cloud solutions. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.
Our solutions are hosted from and use computing infrastructure provided by third parties. We utilize Amazon Web Services with respect to applications built on the Veeva Vault Platform. Our Veeva CRM application (and certain of our multichannel CRM applications) are built on a platform provided by Salesforce, Inc. that utilizes hosting and computing infrastructure provided by Salesforce, Inc. However, as discussed in more detail above, we intend to migrate our applications built on the Salesforce Platform to our Veeva Vault Platform. We also utilize other computing infrastructure service providers to a lesser extent.
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
We are currently dependent upon Salesforce, Inc’s. platform for our multichannel CRM applications, and we are bound by the restrictions of our agreement with Salesforce, Inc., which limits the markets to which we may sell our Veeva CRM solution.
Our Veeva CRM application, and certain portions of the multichannel CRM applications that complement our Veeva CRM application, utilize the Salesforce Platform of Salesforce, Inc., and we are currently dependent upon the Salesforce Platform to deliver our CRM application.
However, we recently announced our intent to migrate our applications built on the Salesforce Platform to our Veeva Vault platform and we do not intend to renew our agreement with Salesforce, Inc. when the current term expires on September 1, 2025. After expiration of the current term, our agreement with Salesforce, Inc. includes a wind-down period through September 1, 2030, during which we plan to continue providing the Salesforce Platform as combined with the proprietary aspects of our solutions to our existing customers. During the wind-down period, we may not sell applications that utilize the Salesforce Platform to new customers and our sales of applications that utilize the Salesforce Platform to a customer existing at the time of expiration of the current term may not exceed 150% of the seats in use by each such customer as of September 1, 2025. When the wind-down period ends on September 1, 2030, we will no longer be able to use the Salesforce Platform for our multichannel CRM applications.
Through the expiration of the wind-down period, our agreement with Salesforce, Inc. provides that we can use the Salesforce Platform as combined with our proprietary Veeva CRM application to sell sales automation solutions only to drug makers in the pharmaceutical and biotechnology industries for human and animal treatments, which does not include the medical device industry or products for non-drug departments of pharmaceutical and biotechnology companies. Sales of the Salesforce Platform in combination with our Veeva CRM application to additional industries would require the review and approval of Salesforce, Inc. Our inability to freely sell our Veeva CRM application using the Salesforce Platform outside of drug makers in the pharmaceutical and biotechnology industries may adversely impact our growth. Salesforce, Inc. also has the right to terminate the agreement early in certain circumstances, including in the event of a material breach of the agreement by us, or if Salesforce, Inc. is subjected

52	Veeva Systems Inc. | Form 10-Q

to third-party intellectual property infringement claims based on our solutions (except to the extent based on the Salesforce Platform) or our trademarks and we do not remedy such infringement in accordance with the agreement. Also, if we are acquired by specified companies, Salesforce, Inc. may terminate the agreement upon notice of not less than 12 months.
For the period through September 1, 2025, our existing agreement provides that Salesforce, Inc., subject to certain exceptions including pre-existing arrangements, will not position, develop, promote, invest in, or acquire applications directly competitive to the Veeva CRM application for sales automation that directly target drug makers in the pharmaceutical and biotechnology industry or the pharma/biotech industry. During the same period, the agreement also restricts Salesforce, Inc. from competing with us with respect to sales opportunities for sales automation solutions for the pharmaceutical and biotechnology industry unless such competition has been pre-approved by Salesforce Inc.’s senior management based on certain criteria specified in the agreement, and imposes certain limits on Salesforce, Inc. from entering into new arrangements after March 3, 2014 that are similar to ours with other parties with respect to sales automation applications for the pharmaceutical and biotechnology industry. However, the agreement does not restrict a Salesforce, Inc. customer’s ability (or the ability of Salesforce, Inc. on behalf of a specific Salesforce, Inc. customer) to customize or configure the Salesforce Platform. Moreover, our remedy for a breach of these commitments by Salesforce, Inc. is limited to early termination of the agreement or continue the agreement but be released from our minimum order commitments from the date of Salesforce, Inc.’s breach forward.
After September 1, 2025, Salesforce, Inc. may develop a product that competes directly or indirectly with us or enter into arrangements similar to ours with competitors. Current or potential customers of ours may choose a competitor, such as IQVIA, that uses the Salesforce Platform or build their own custom solutions on the Salesforce Platform rather than buy from us. Any of these events may have a material adverse impact on our business, operating results, and financial condition.
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

Veeva Systems Inc. | Form 10-Q	53

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
While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. We expect our longer-term revenue growth rate will decline. In our fiscal years ended January 31, 2022, 2021, and 2020, our total revenues grew by 26%, 33%, and 28% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2022, 2021, and 2020, our subscription services revenues grew by 26%, 32%, and 29% respectively, as compared to subscription services revenues from the prior fiscal years. Please note that our total revenues and subscription services revenues for the fiscal year ended January 31, 2020 only included revenue contribution from Crossix and Physicians World in the fourth quarter of that fiscal year. In our fiscal quarter ended October 31, 2022, our total revenues grew by 16% and our subscription services revenues grew by 16% as compared to the same quarterly period in the prior fiscal year. We expect our year-over-year growth to be negatively impacted by foreign currency exchange fluctuations discussed in “Quantitative and Qualitative Disclosures about Market Risk---Foreign currency exchange risk” and as a result of macroeconomic factors, including lower funding levels within segments of our customer base and increased project scrutiny for certain potential projects. Moreover, we recently announced a contracting change in the master subscription agreement for our multi-year orders, which will be effective February 1, 2023, that may affect the timing of revenue recognition for such orders. As a result, our total revenue and subscription services revenue growth rates will be negatively affected in the fiscal year ending January 31, 2024 compared to the prior fiscal year. Our total revenues and subscription services revenue growth rates have declined in the past, and we expect them to decline again in the future. If we are unable to maintain consistent revenue growth, it may adversely impact our profitability and the value of our Class A common stock.
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

54	Veeva Systems Inc. | Form 10-Q

Our subscription agreements with our customers are typically for a term of one year. If our existing customers do not renew their subscriptions, do not buy additional solutions and user subscriptions from us, renew at lower aggregate fee levels, or early terminate their existing agreements, our business and operating results will suffer.
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
For example, in response to inflationary pressures, we are also updating our contracting terms to incorporate an annual inflation adjustment, which will raise the price to each customer upon such customer entering into a new or renewal order form after April 1, 2023 by the lower of 4% or the Consumer Price Index (All Urban Consumer, US City Average, All Items Index) published by the U.S. Bureau of Labor and Statistics for the month of August of the prior calendar year. If this increase results in reduced renewal rates, our business and results of operations will be adversely affected. Further, our customers may negotiate terms less advantageous to us upon renewal, which could reduce our revenues from these customers. As a customer’s total spend on Veeva solutions increases, we expect purchasing scrutiny at renewal to increase as well, which may result in reductions in user subscriptions or increased pricing pressure. Other factors that are not within our control may contribute to a reduction in our subscription services revenues. For instance, our customers may reduce their number of sales representatives, which would result in a corresponding reduction in the number of user subscriptions needed for some of our solutions and thus a lower aggregate renewal fee, or our customers may discontinue clinical trials for which our solutions are being used. In addition, customers who have the right to terminate for convenience may terminate subscription agreements prior to the contracted end date. Starting in February 1, 2023, we plan to include a termination for convenience right for our customers in all of our master subscription agreements that govern multi-year orders.
If our customers fail to renew their subscription orders, renew their subscription orders with less favorable terms or at lower fee levels, fail to purchase new solutions, applications, or professional services from us, or early terminate their existing agreements, our revenues may decline or our future revenues may be constrained.
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

Veeva Systems Inc. | Form 10-Q	55

•international expansion;
•acquisitions and investments; and
•general operations, IT systems, facilities, and administration, including legal and accounting expenses.
Additionally, in response to unusual inflationary pressure and the demand environment for skilled employees, we increased salaries for the majority of our employees by 5% effective September 1, 2021, which increased our expenses. Further, in light of the labor market conditions and inflationary pressure, our compensation increases in connection with our annual compensation review process, which took place in our fiscal quarter ended April 30, 2022, were higher than previous years. These compensation changes have increased our expenses, with full quarter impact starting in our fiscal quarter ended July 31, 2022. If our efforts to increase revenues and manage our expenses are not successful, or if we incur costs, damages, fines, settlements, or judgments as a result of other risks and uncertainties described in this report, we may not be able to sustain or increase our historical levels of profitability.
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
With respect to certain of our software products, we regularly enter into orders with multi-year terms, some of which may have fee structures that ramp over the term of the order. The difference between the fees invoiced in the first year of a multi-year ramping order and the last year of such an order can sometimes be significant. When such multi-year orders are non-cancellable (other than for cause), we recognize the total contracted revenue ratably over the multi-year term of the order. As a result, in the initial year of such orders, we will recognize more revenue than the fees we invoice for the same period, and in the last year of such orders, we will recognize less revenue than the fees we invoice for the same period. In this scenario, we may also be exposed to impaired contract assets if, for example, a customer terminates a multi-year order with ramping fees for cause. Therefore, our reported revenue in any quarter or year may not correspond to the amounts we are entitled to bill in the same period, and may not be an accurate indication of the actual health of our business at the time revenue is reported.
We recently announced that we plan to include a termination for convenience right for our customers in all of our master subscription agreements that govern multi-year orders. We expect such termination for convenience rights to be in place by February 1, 2023, after which the amount of revenue recognized from multi-year orders will

56	Veeva Systems Inc. | Form 10-Q

generally be consistent with the amount invoiced for the relevant term of the order. This would change the timing of revenue recognition for multi-year orders, resulting in an adverse impact to our revenue for the year ending January 31, 2024.
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

Veeva Systems Inc. | Form 10-Q	57

between our forecasted and actual tax rates. Moreover, increases in our effective tax rate would reduce our profitability.

Our tax provision could also be impacted by changes in accounting principles and changes in U.S. federal and state or international tax laws applicable to multinational corporations. For example, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years. The requirement reduced our cash from operations in the quarter ended July 31, 2022 and will continue to impact our cash operations. Although Congress may pass legislation that would defer, modify, or repeal the amortization requirement, potentially with retrospective effect, we have no assurance that the provision will be so deferred, repealed or otherwise modified. We made significant judgments and assumptions in the interpretation of this new law and in our calculations reflected in our financial statements. In addition, the current U.S. administration has released various tax legislation proposals. If enacted, these changes could increase our effective tax rate and have an adverse effect on our results of operations. In addition, the Inflation Reduction Act includes provisions that will impose a minimum tax on the book income of certain large corporations and an excise tax on corporate stock repurchases. It is unclear how this legislation will be implemented by the U.S. Department of the Treasury and what, if any, impact it will have on our tax rate. We will continue to evaluate its impact as further information becomes available.
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
Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. As we continue to expand our operations in countries outside the United States, an increasing proportion of our revenues and expenditures in the future may be denominated in foreign currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, British Pound Sterling, Hungarian Forint, Chinese Yuan, and Brazilian Real, and may be adversely affected in the future due to changes in foreign currency exchange rates. Changes in exchange rates may negatively affect our revenues, expenses, and other operating results as expressed in U.S. dollars in the future. For example, changes in exchange rates negatively affected our revenues as expressed in U.S. dollars for the first three quarters of the fiscal year ending January 31, 2023, and we expect our revenues for the fiscal year ending January 31, 2023 as expressed in U.S. dollars to be negatively affected as well. Further, we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
We engage in the hedging of our foreign currency transactions and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable

58	Veeva Systems Inc. | Form 10-Q

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
There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals including so-called non-practicing entities, or NPEs, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, since January 2017, we have been defending against assertions of trade secret misappropriation made by our competitor, IQVIA, as described in note 13 of the notes to our condensed consolidated financial statements and other competitors have asserted similar claims in the past. As competition in our market grows and as we develop new technology products, the possibility of patent infringement and other intellectual property claims against us increases. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Such claims and litigation have caused and in the future could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations even if we were to ultimately prevail in such litigation.
Our success and ability to compete depend in part upon our intellectual property. As of October 31, 2022, we have filed numerous domestic and foreign patent applications and have been issued 53 U.S. patents and 13 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or

Veeva Systems Inc. | Form 10-Q	59

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

60	Veeva Systems Inc. | Form 10-Q

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
•trading activity by directors, executive officers (in particular our Chief Executive Officer who holds a significant portion of our outstanding common stock and a significant number of vested options, 3,333,333 of which options he has announced he expects to exercise and sell prior to March 9, 2023 and up to 1,000,000 of which shares of common stock he expects to donate to a charitable fund that is likely to sell the donated shares prior to December 31, 2023), and other significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares; and

Veeva Systems Inc. | Form 10-Q	61

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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2022, our founder and Chief Executive Officer, Peter Gassner, holds approximately 45.5% of the voting power of our outstanding capital stock and holders of our Class B common stock hold approximately 51.2% of the voting power of our outstanding capital stock in the aggregate. Holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters while the dual class structure is in effect. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.
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

62	Veeva Systems Inc. | Form 10-Q

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
None.
c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
None.

64	Veeva Systems Inc. | Form 10-Q

ITEM 6.    EXHIBITS.
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed
		Form	File No.	Exhibit	Filing Date	Herewith

3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	6/28/2021

3.2	Amended and Restated Bylaws of Veeva Systems Inc.	8-K	001-36121	3.2	6/28/2021

10.1	Advisor Agreement, dated September 30, 2022, between Frederic Lequient and the Registrant					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

Veeva Systems Inc. | Form 10-Q	65

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.
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

Veeva Systems Inc.

Dated:	December 7, 2022	By:	/s/ BRENT BOWMAN
Brent Bowman Chief Financial Officer (Principal Financial Officer)

Dated:	December 7, 2022	By:	/s/ MICHELE O’CONNOR
Michele O’Connor Chief Accounting Officer (Principal Accounting Officer)

Veeva Systems Inc. | Form 10-Q	67