Form 10-K
period 2023-01-31
VEEVA SYSTEMS INC
filed 2023-03-30
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-K
____________________________________________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.            ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2022, based on the closing price of $223.58 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange on July 29, 2022, the last trading day of the second fiscal quarter, was approximately $31.3 billion. Shares of Class A common stock or Class B common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2023, there were 145,254,851 shares of the Registrant’s Class A common stock outstanding and 14,551,598 shares of the Registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. The proxy statement will be filed by the Registrant with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended January 31, 2023.

Pursuant to Part IV, Item 16, a summary of Form 10-K content follows, including hyperlinked cross-references (in the EDGAR filing). This allows users to easily locate the corresponding items in this annual report on Form 10-K where the disclosure is fully presented. The summary does not include certain Part III information that will be incorporated by reference from the Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed within 120 days after our fiscal year ended January 31, 2023.

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

PART I.
ITEM 1.    BUSINESS.
Overview
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. Our offerings span cloud software, data, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (R&D) to commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations.
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
Our Industry Cloud Solutions for Life Sciences
Our industry cloud solutions for the life sciences industry are grouped into two major product families—Veeva Development Cloud and Veeva Commercial Cloud—and are designed to address pharmaceutical, biotechnology, and medical devices and diagnostics (MedTech) companies’ most pressing strategic needs in their commercial and R&D operations. For financial reporting purposes, revenues associated with our Veeva Development Cloud, Veeva RegulatoryOne, and Veeva QualityOne solutions are classified as “R&D Solutions” revenues, and revenues associated with our Veeva Commercial Cloud and Veeva Claims solutions are classified as “Commercial Solutions” revenues.
Veeva Development Cloud includes application suites for the clinical, regulatory, quality, and safety functions of life sciences companies, all built on our proprietary Veeva Vault platform. Veeva Vault’s unique ability to handle content and data allows us to build content and data-centric applications to help customers streamline end-to-end business processes and eliminate manual processes and siloed systems. Veeva Vault can be deployed one application at a time or as an integrated solution with multiple applications that enable customers to unify and manage important documents and related data in a single global system.

2	Veeva Systems Inc. | Form 10-K

•Veeva Vault Clinical advances clinical trial execution by providing a complete and connected technology ecosystem. The platform is designed to enable seamless execution and flow of data between clinical trial stakeholders—including patients, research sites, contract research organizations (CROs), and trial sponsors—for faster, more efficient trials that achieve higher data accuracy and increased patient diversity. The platform is comprised of our clinical suite and applications for clinical research sites and patient engagement.
•Veeva Clinical Data Management Suite (CDMS) helps sponsors and CROs design and run trials with tools to speed the build process and eliminate manual steps. This includes solutions for electronic data capture; aggregating, cleaning, and transforming clinical data; and randomization and trial supply management. Veeva Clinical Operations Suite offers applications such as Veeva Vault eTMF, an electronic trial master file application, Veeva Vault CTMS for clinical trial management, and solutions for automating the flow of clinical trial information between sponsors, CROs, and clinical research sites and for better collaboration and faster clinical trials.
•Our suite of applications for clinical research sites and patient engagement makes clinical trial participation easier for patients and streamlines study execution for research sites and trial sponsors. These offerings include applications that allow sites to maintain and access study documents electronically, to securely exchange information with sponsors and CROs, and to enable electronic processing of consents and assessments of clinical trial participants.
•Veeva Vault RIM is a suite of applications that provides fully integrated regulatory information management capabilities on a single cloud platform. These offerings include applications that enable life sciences companies to manage, track, and report product and registration information and to facilitate content planning, authoring, publishing, and archiving of regulatory submissions to healthcare authorities.
•Veeva Vault Safety is a suite of applications that unifies systems and processes to enable proactive patient safety. These offerings include applications that manage drug safety content as well as the intake, processing, and submission of adverse event data.
•Veeva Vault Quality is the life science industry’s only unified suite of applications for managing quality content, processes, and training on a single cloud platform. Applications include solutions for managing quality content, harmonizing quality processes, and simplifying employee qualification. The unification of quality processes and systems increases operational efficiency, enables continuous improvement, and drives compliance.
Veeva Commercial Cloud is a product family comprised of software and data solutions built specifically for life sciences companies to more efficiently and effectively commercialize their products. Veeva Commercial Cloud includes solutions for the sales, medical affairs, and marketing functions of a life sciences company:
Our software offerings include:
•Veeva CRM suite enables customer-facing employees at pharmaceutical and biotechnology companies—including sales representatives and medical science liaisons—to manage, track, and optimize engagement with healthcare professionals with a single, integrated solution. In addition, we offer multichannel CRM applications that can enhance and extend our core Veeva CRM and Medical CRM products, providing customers with an end-to-end solution across all key channels, including face-to-face, email, and virtual engagement, live and virtual enterprise events, and field collaboration, all of which support the life sciences industry’s unique commercial business processes and regulatory compliance requirements with highly specialized functionality.
•Veeva Vault PromoMats is an end-to-end content and digital asset management (DAM) solution through which life sciences companies can collaborate, review, distribute, and update commercial content and manage assets.
•Veeva Vault Medical provides a single, validated source of medical content across multiple channels and geographies with capabilities for medical affairs teams to centralize medical inquiries and content.
•Veeva Crossix provides pharmaceutical brands a best-in-class analytics platform to maximize media investments and drive greater marketing effectiveness.
Our data offerings include:

Veeva Systems Inc. | Form 10-K	3

•Veeva OpenData is customer reference data. This includes demographic information, license information and status, specialty information, affiliations, and other key data about healthcare providers (HCP) and organizations that is crucial to customer engagement and compliance.
•Veeva Link data applications are built on a modern data platform that combines intelligent software automation with human curation to ensure accuracy and depth. This allows Link to generate real-time intelligence across a growing number of areas, including key people, publications, conferences, and digital engagement.
•Veeva Compass includes de-identified, longitudinal patient data for the U.S. for a wide range of commercial use cases, including launch planning, patient and HCP segmentation and targeting, and patient journey analytics.
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
Our global systems integrator partners also deliver implementation and selected support services to customers who wish to utilize them. Our systems integrator partners include Accenture, Cognizant, Tata Consultancy Services (TCS), and other life sciences specialty firms.
Our Customers
As of January 31, 2023, we served 1,388 customers. For an explanation of how we define current customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations.” We deliver solutions to companies throughout the life sciences industry, including pharmaceutical, biotechnology, and medical device companies, contract sales organizations, and contract research organizations.

4	Veeva Systems Inc. | Form 10-K

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
Our Human Capital Resources
As of January 31, 2023, we had 6,744 employees worldwide, up by 1,262 from the previous year. Our employees in the United States are not represented by a labor union; however, in certain foreign locations, local workers’ councils represent our employees. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.
Our workforce is diverse in many respects. As of January 31, 2023, 44% of our global employee population self-identified as female and approximately 39% of our U.S. workforce self-identified as members of underrepresented racial or ethnic groups. We define underrepresented racial or ethnic groups as those comprising individuals who identify as American Indian, Alaska Native, Asian, Black, African American, Hispanic, Latino, Hawaiian, Pacific Islander, or two or more races.
We use a combination of base salary and equity to compensate our employees. We also offer a range of benefits to our employees, including comprehensive healthcare and other wellness programs. We believe our compensation and benefits programs are competitive.
While we experience intense competition for talent, we believe we have been effective at attracting and retaining talented employees.

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
Technology Infrastructure and Operations
Our products are hosted in data centers located in the United States, the United Kingdom, the European Union, Japan, and South Korea. Our products used only within China are hosted in data centers located in China. We utilize third parties to provide our computing infrastructure and manage the infrastructure on which our solutions operate. For example, for Veeva CRM and certain of our multichannel CRM applications, we currently utilize the hosting infrastructure provided by Salesforce, Inc. For our Veeva Vault applications and certain other Veeva Commercial Cloud applications, we utilize Amazon Web Services.
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

Veeva Systems Inc. | Form 10-K	5

securely partitioning their respective data. Portions of our multichannel customer relationship management applications currently utilize the Salesforce platform of Salesforce, Inc. Our Veeva Vault applications and portions of our other Commercial Cloud applications are built upon our own proprietary platforms. We recently announced that we intend to migrate our applications built on the Salesforce platform to our own Veeva Vault platform. Certain of our other applications rely on technology platforms provided by Amazon Web Services. For example, our commercial data warehouse application utilizes Amazon Redshift and our digital engagement application utilizes Zoom.
Quality and Compliance Program
Veeva maintains a quality management system certified to ISO9001 to ensure process controls conform to established industry standards for our cloud software offerings that are subject to good practice regulations for the life sciences industry. Robust audit trail tracking, compliant electronic signature capture, data encryption, and secure access controls are required for these software offerings, and they must be thoroughly tested for compliance with applicable life sciences industry regulations, which include:

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
Privacy Program
Veeva maintains a global privacy program aligned to applicable laws such as the European Union’s General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA), and the U.S. Health Insurance Portability and Accountability Act (HIPAA). We have a Chief Privacy Officer, who collaborates with our Chief Information Security Officer and business and product leaders throughout our organization. Veeva maintains an active EU-U.S. Privacy Shield certification and a Swiss-U.S. Privacy Shield certification; however, we currently rely on the EU Standard Contractual Clauses as our alternative legal data transfer mechanism. Veeva is also registered as a data broker as required by the California Attorney General. In addition, Veeva maintains privacy policies and procedures and role-based privacy awareness training. For more information about our privacy practices, please visit veeva.com/privacy.
Competition
The markets for our solutions are global, rapidly evolving, highly competitive, and subject to changing regulations, advancing technology, and shifting customer needs. In new sales cycles, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. The principal such competitor for our Veeva Commercial Cloud applications is IQVIA Holdings Inc., which offers a CRM application built on the Salesforce platform, various data products, and other applications that compete with our products. Our

6	Veeva Systems Inc. | Form 10-K

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
Our Commercial Cloud and Development Cloud application suites also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use cloud-based applications or platforms that are not life sciences specific—such as Salesforce, Inc., Box, Inc., Amazon Web Services, or Microsoft—for certain of the functions our applications provide.
We sell certain of our Veeva Vault applications to companies outside the life sciences industry. In this segment of our business, we compete with solutions such as those offered by OpenText, Microsoft, Honeywell, EtQ Management Consultants, LLC, Oracle, and Box, and custom-built software developed by third-party vendors or in-house by our potential customers.
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
•ability to secure the rights to load and process third party proprietary data licensed by customers; and
•ability to integrate with legacy enterprise infrastructures and third-party applications.
We believe that we generally compete favorably on the basis of these factors.

Veeva Systems Inc. | Form 10-K	7

Intellectual Property
We rely on a combination of patents, trade secrets, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. We have developed a process for seeking patent protection for our technology innovations. The table below provides a summary of our issued patents and pending patent applications as of January 31, 2023:

Issued U.S. patents (expiring between May 2027 and January 2039)	59
Issued international patents (expiring between April 2025 and June 2037)	13
U.S. and international pending patent applications	65

Our patents and patent applications cover technology within our Veeva Development Cloud and Veeva Commercial Cloud product families. We plan to continue expanding our patent portfolio. We require our employees, consultants, and other third parties to enter into confidentiality and proprietary rights agreements, and we control access to software, documentation, and other proprietary information. Although we rely on our intellectual property rights, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new features and functionality and frequent enhancements to our applications are essential to establishing and maintaining our technology leadership position as a provider of technology solutions to the life sciences industry.
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
Companies in our industry, as well as non-practicing entities, often own a number of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. We are currently engaged in legal proceedings with competitors in which the competitors are asserting trade secret misappropriation and other claims, and we may face new allegations in the future that we have infringed the patents, trademarks, copyrights, trade secrets, and other intellectual property rights of other competitors or non-practicing entities. We expect that we and others in our industry will continue to be subject to third-party infringement claims by competitors as the functionality of applications in different industry segments overlaps, and by non-practicing entities. Any of these third parties might make a claim of infringement against us at any time. For example, see the description of our current litigations in note 14 of the notes to our consolidated financial statements.
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

8	Veeva Systems Inc. | Form 10-K

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
•Our plans to migrate our CRM applications from the Salesforce platform to our own Veeva Vault platform could cause business disruptions for customers, lead to the loss of our customers to competitors, and adversely affect our operating results.
•Nearly all of our revenues are generated by sales to customers in the life sciences industry, and factors that adversely affect this industry could also adversely affect us.
•We expect our longer-term revenue growth rates to decline in future periods and, as our costs increase, we may not be able to sustain the same level of profitability we have achieved in the past.
•Unique and uncertain macroeconomic and geopolitical factors, including as a result of worldwide inflationary pressures and rising interest rates, volatility in the financial sector, concerns about a possible domestic or global recession, currency exchange fluctuations and the Russian invasion of Ukraine may cause instability and volatility in the global financial markets and disruptions within the life sciences industry that may negatively impact our business, our financial results, and our stock price.
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
•Our status as a PBC may not result in the benefits that we anticipate, requires our directors to balance the interest of stockholders with other interests, and may subject us to legal uncertainty and other risks.

Veeva Systems Inc. | Form 10-K	9

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
While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently and are becoming increasingly sophisticated and complex, and generally are not identified until they are launched against a target. Moreover, our efforts to detect, prevent, and remediate known or unknown security vulnerabilities, including those arising from third-party hardware or software in our supply chain, may be insufficient to prevent security breaches or incidents resulting from such vulnerabilities, and may result in additional direct or indirect costs and liabilities and time of management and technical personnel. We may be required to expend significant capital and financial resources to protect against the foregoing threats and to alleviate problems caused by actual or perceived security breaches or incidents. Additionally, we and our service providers may face difficulties or delays in identifying, remediating, and otherwise responding to any cybersecurity attack or other security breach or incident.
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
The markets for our solutions are highly competitive. In new sales cycles within our largest product categories, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. The principal such competitor for our Commercial Solutions is IQVIA Holdings Inc., which offers a CRM application built on the Salesforce platform, various data products, and other applications that compete with our products. Our data and data analytics products, including Veeva OpenData, Veeva Link, Veeva Crossix, and Veeva Compass, compete with IQVIA, Ipsos Group S.A., Definitive Health Corp., and smaller data and data analytics providers. IQVIA, Dassault Systèmes, OpenText Corporation, Oracle Corporation, Honeywell International Inc., and other smaller application providers offer applications that compete with certain of our Veeva R&D

10	Veeva Systems Inc. | Form 10-K

applications. Our Veeva Commercial Cloud and Veeva R&D applications also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use cloud-based applications or platforms that are not life sciences specific—such as Salesforce, Inc., Box.com, Amazon Web Services, or Microsoft—for certain of the functions our applications provide. Our business consulting and professional services offerings compete with a range of professional services firms, which include, at times, some of our partners. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.
We recently announced plans to migrate our multichannel CRM applications from the Salesforce platform to our Veeva Vault platform, as discussed in more detail below, which could lead to customers choosing competitors that continue to use the Salesforce platform, or other CRM application providers, over us.
Some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business recognition, larger intellectual property portfolios, and agreements with a broader set of system integrators and other partners. We also continue to be subject to litigation from our competitors. For example, as disclosed elsewhere in this report, we are in active litigation with IQVIA and Medidata. In addition, our competitors may offer price concessions, delayed payment terms, or other more favorable terms and conditions in light of the recent macroeconomic environment.
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
In our fiscal years ended January 31, 2023, 2022, and 2021, our top 10 customers accounted for 29%, 31%, and 36% of our total revenues, respectively. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers, which we call “reference selling.” The loss of any of our key customers, or a failure of one or more of them to renew or expand user subscriptions for some or all our products, could have a significant impact on the growth rate of our revenues, our reputation, and our ability to obtain new customers. In the event of an acquisition of one of our customers or a business combination between two of our customers, we have in the past and may in the future suffer reductions in user subscriptions or non-renewal of certain or all of their subscription orders. We are also likely to face increasing purchasing scrutiny at the renewal of large customer subscription orders, which may result in reductions in user subscriptions or increased pricing pressure. The business impact of any of these negative events could be particularly pronounced with respect to our largest customers.

Veeva Systems Inc. | Form 10-K	11

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
Our sales process entails planning discussions with prospective customers, analyzing their existing solutions, and identifying how these potential customers could use and benefit from our solutions. The sales cycle for a new customer, from the time of prospect qualification to the completion of the first sale, may span 12 months or longer. Sales cycles for our newer applications or in newer markets or industries are also lengthy and difficult to predict. We spend substantial time, effort, and expense in our sales efforts without any assurance that our efforts will result in the sale of our solutions. In addition, our sales cycle can vary substantially from customer to customer because of various factors, including the discretionary nature of potential customers’ purchasing and budget decisions, the macroeconomic and regulatory environments, the availability of funding in the life sciences industry, the announcement or planned introduction of new solutions by us or our competitors, and the purchasing approval processes of potential customers. For example, since the quarter ended July 31, 2022, we have experienced increased project scrutiny for certain potential projects, which may continue for the foreseeable future. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.

12	Veeva Systems Inc. | Form 10-K

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.
In our fiscal year ended January 31, 2023, customers outside North America accounted for approximately 42% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into additional international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter.
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
•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including those related to employment, tax, privacy and data protection, anti-bribery, and environmental, social and governance matters;
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
We do not currently have locations or employees in Russia, we have discontinued Belarus operations, and our revenues from sales to Russian and Belarus entities is limited. However, some of our customers, particularly large multinational companies, have users of our products in Russia and the affected areas. For example, certain customers have recently reduced their number of end users in Ukraine. If the conflict continues or worsens and

Veeva Systems Inc. | Form 10-K	13

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
In light of the worldwide labor market conditions and inflationary pressure, our global compensation increases in connection with our annual compensation review process, which took place in our fiscal quarter ended April 30, 2022, were higher than previous years, which has increased our expenses.
Additionally, we have adopted a permanent “Work Anywhere” policy, which generally gives employees the flexibility to work in an office or at home on any given day, with certain job-specific restrictions. While we believe this program is beneficial to our business, we have limited experience with the program. We may find it challenging to maintain the same level of employee productivity, foster collaboration, and maintain the beneficial aspects of our culture, and any such failures could negatively affect our future success, including our ability to attract and retain highly qualified employees and to achieve our business objectives.
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

14	Veeva Systems Inc. | Form 10-K

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
In our fiscal year ended January 31, 2023, we derived approximately 55% of our subscription services revenues and approximately 52% of our total revenues from our Commercial Solutions. In our fiscal quarter ended January 31, 2023, we derived approximately 53% of our subscription services revenues and approximately 51% of our total revenues from our Commercial Solutions. A significant percentage of our Commercial Solutions subscription

Veeva Systems Inc. | Form 10-K	15

services revenues are derived from subscriptions for our core CRM application, and we have realized substantial sales penetration among pharmaceutical and biotechnology companies for our core Veeva CRM application. If we are not able to sell additional user subscriptions for our core CRM application, if we fail to renew existing subscriptions for our core CRM application, or if subscription levels for our core CRM application are reduced at renewal (as a result of reductions in sales representatives that use our solutions, change in demand for our solutions, or for other reasons), the growth of our Commercial Solutions revenues may be negatively impacted. In the quarter ended October 31, 2020, we disclosed that we expected life sciences companies to reduce the number of sales representatives that they employ by roughly 10%. While the majority of these reductions were completed by the end of our fiscal year ended January 31, 2023, we expect additional reductions to take place through the end of our fiscal year ending January 31, 2024. Such reductions could negatively impact sales of Veeva CRM and certain of our other Commercial Solutions, but we cannot be certain of the timing or magnitude of such reductions.
Changes in our senior management team or other key personnel could have a negative effect on our ability to execute our business strategy.
Our success depends in a large part upon the continued service of our senior management team or other key personnel. In particular, our founder and Chief Executive Officer, Peter P. Gassner, is critical to our vision, strategic direction, culture, products, and technology. We do not maintain key-man insurance for Mr. Gassner or any other member of our senior management team. In our fiscal year ended January 31, 2023, in response to a competitive talent environment, we made significant awards to our senior management, other than Mr. Gassner, outside of our regular compensation program, but we cannot guarantee those awards will be sufficient to retain all of these individuals. In addition, in the past several years we have experienced changes to our senior leadership team. Such leadership transitions can be inherently difficult to manage, and an unsuccessful transition may cause disruption to our business. In addition, change in the senior management team may create uncertainty among investors and employees or candidates concerning Veeva’s future direction and performance. Any disruption in our operations or uncertainty around our ability to execute could have an adverse effect on our business, financial condition, or results of operations.
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

16	Veeva Systems Inc. | Form 10-K

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
•Changes in the funding environment and bankruptcies in the life sciences industry—Our business depends on the overall economic health of our existing and prospective customers. The purchase of our solutions may involve a significant commitment of capital and other resources. In 2022, there was a reduction in funding for early-stage life sciences companies, which resulted in reduced sales and adversely affected our financial results for the fiscal year ended January 31, 2023 and may continue for the foreseeable future. Moreover, life sciences companies, and in particular early-stage companies with pre-commercial treatments in clinical trials, may ultimately be unsuccessful and may subsequently declare bankruptcy. If our customers declare bankruptcy or otherwise dissolve, they may terminate their agreements with us or we may not be able to recoup the full payment of fees owed to us. Certain of our customers or potential customers may also be negatively impacted by recent volatility in the financial sector (including the failure of Silicon Valley Bank) and may find access to debt and other financing more difficult as a result.
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

Veeva Systems Inc. | Form 10-K	17

life sciences companies, and changes in the regulation of the sales and marketing efforts and pricing practices of life sciences companies. Changes in public perception regarding the practices of the life sciences industry may result in political pressure to increase the regulation of life sciences companies in one or more of the areas described above, which may negatively impact demand for our solutions. Other factors could lead to a significant reduction in sales representatives that use our solutions or otherwise change the demand for our solutions. In the quarter ended October 31, 2020, we disclosed that we expected life sciences companies to reduce the number of sales representatives that they employ by roughly 10%. While the majority of these reductions were completed by the end of our fiscal year ended January 31, 2023, we expect additional reductions to take place through the end of our fiscal year ending January 31, 2024. Such reductions could negatively impact sales of our solutions, including Veeva CRM and certain of our other Commercial Solutions, but we cannot be certain of the timing or magnitude of such reductions. Further, decreased advertising budgets in the life sciences industry negatively impacted our Crossix business in the fiscal year ended January 31, 2023, and we may experience similar budget constraints in the foreseeable future.
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

18	Veeva Systems Inc. | Form 10-K

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
Under the European General Data Protection Regulation (GDPR), we act as a data controller for our data products and a data processor with respect to our software solutions. Since the European Court of Justice invalidated the EU-U.S. Privacy Shield Framework, we now rely on the EU Standard Contractual Clauses (SCCs), as updated, as well as our technical, contractual, and security measures, to ensure that our European customers have the appropriate legal mechanisms in place for their personal data to be accessed from within the United States. We are required to take steps to legitimize any personal data transfers impacted by these developments, and to engage in contract negotiations with third parties that aid in processing personal data on our behalf. We may be subject to increased costs of compliance and limitations on our service providers and us.
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
Several states have laws or have indicated an intention to enact laws imposing additional obligations and limitations on businesses that collect personal information and creating new privacy rights for individuals. For example, under the California Consumer Privacy Act (CCPA), as amended, we are generally considered a “service provider” for our software solutions and a “business” for our data and analytics products. Some of these laws and regulations also target certain types of marketing and advertising based on the use of personal information. Veeva Crossix, for instance, provides analytics derived from de-identified third-party health and consumer data on U.S. residents that life sciences companies use for measurement of their advertising objectives. These various laws, regulations, and legislative developments have potentially far-reaching consequences and may require us to modify our solutions and data management practices and incur substantial expense in order to comply.
There is also a trend toward countries enacting data localization obligations, cross-border data transfer restrictions, and other country specific privacy and security requirements which could be problematic to cloud software providers. For example, in 2021, China adopted the Personal Information Protection Law (PIPL), which, together with the Cybersecurity Law (CSL) and the Data Security Law (DSL), has required and will continue to require significant investment and resources to develop our position and provide compliant solutions for our customers.
Understanding and implementing country, industry, and customer specific requirements and certifications on top of our internationally recognized security certifications could require additional investment and management attention and may subject us to significant liabilities if we are unable to comply. Compliance with global laws, regulations, and customer demand relating to privacy, data protection, and cybersecurity has and will continue to require valuable management and employee time and resources, and any actual or perceived failure to comply with these laws and regulations could include severe penalties, reputational harm, and reduce demand for our solutions.

Veeva Systems Inc. | Form 10-K	19

In addition to government regulations, privacy advocates and other key industry players have established and may establish various new, additional, or different policies or self-regulatory standards, such as the prohibition of third-party cookies and other identifiers in certain digital environments that may place additional burdens or resource constraints on us, limit our ability to collect and use certain data, and limit our ability to generate certain analytics. Our customers may expect us to meet voluntary certifications or adhere to other standards established by third parties. Moreover, the continuing evolution of these standards might cause confusion for our customers and may have an impact on the solutions we offer, including our data products. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our solutions and adversely affect our business and operating results.
Customers expect that our solutions can be used in compliance with applicable data protection and data privacy laws and regulations. The functional and operational requirements and costs of compliance with such laws and regulations may adversely impact our business. Data protection authorities from around the world will from time to time review our products and services and their compliance with applicable laws and regulations. Failure to comply with such laws and regulations could lead to inspections, audits, regulatory investigations and other proceedings, significant fines, penalties, and other relief imposed by government agencies and regulatory bodies, and claims, demands, and litigation by our customers or third parties, which may result in substantial damages and other liabilities. All of these domestic and international legislative and regulatory initiatives could adversely affect our customers’ ability or desire to collect, use, process, store, and disclose personal information and health data using our solutions, or to license data products from us, which could reduce demand for our solutions.
Risks Related to Our Reliance on Third Parties
If the third-party providers of healthcare professional and healthcare organization data and prescription drug sales data do not allow our customers to upload and use such data in our solutions, the demand for our solutions may decrease, and our business may be negatively impacted.
Many of our customers license healthcare professional and healthcare organization data and data regarding the sales of prescription drugs from third parties such as IQVIA. In order for our customers to upload such data to the Veeva CRM, Veeva Network Customer Master, Veeva Nitro, and other Veeva applications, such third-party data providers typically must consent to such uploads and often require that we enter into agreements regarding our obligations with respect to such data, which include confidentiality obligations and intellectual property rights with respect to such third-party data. We have experienced delays and difficulties in our negotiations with such third-party data providers in the past, and we expect to continue experiencing difficulties in the future. For instance, IQVIA currently will not consent that customers using its healthcare professional or healthcare organization data may upload such data to Veeva Network Customer Master and this has negatively affected sales and customer adoption of Veeva Network Customer Master. To date, IQVIA has also restricted customers from uploading any of its data to Veeva Nitro, and has denied use of its data with certain other Veeva applications and for certain other use cases. In addition, IQVIA has stated publicly that it will deny all customer requests for use of new IQVIA data types in Veeva applications, including, as examples, real world data, real world evidence, and genomics. Similarly, sales and customer adoption of Veeva OpenData has been negatively impacted by certain restrictions on the use of IQVIA data during customer transitions from IQVIA data to Veeva OpenData. If third-party data providers, particularly IQVIA, do not consent to the uploading and use of their data in our solutions, delay consent, or fail to offer reasonable conditions for the upload and use of their data in our solutions, our sales efforts, solution implementations, and productive use of our solutions by customers, which have been harmed by such actions in the past, may continue to be harmed. Restrictions on the ability of our customers to use third-party data in our solutions may also decrease demand for our solutions or may cause customers to consider purchasing solutions that are not subject to the same restrictions. If these third-party data limitations persist, our business may be negatively impacted.

20	Veeva Systems Inc. | Form 10-K

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
However, we recently announced our intent to migrate our applications built on the Salesforce platform to our Veeva Vault platform and we do not intend to renew our agreement with Salesforce, Inc. when the current term expires on September 1, 2025. Pursuant to the terms of our agreement, during the wind-down period from September 1, 2025 to September 1, 2030, we may not sell applications that utilize the Salesforce platform to new customers and our sales of applications that utilize the Salesforce platform to a customer existing at September 1, 2025 may not exceed 150% of the seats in use by each such customer as of September 1, 2025. After September 1, 2030, we will not be able to sell applications that utilize the Salesforce platform to any customers.
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

Veeva Systems Inc. | Form 10-K	21

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

22	Veeva Systems Inc. | Form 10-K

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
While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. We expect our longer-term revenue growth rates will decline. In our fiscal years ended January 31, 2023, 2022, and 2021, our total revenues grew by 16%, 26%, and 33%, respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2023, 2022, and 2021, our subscription services revenues grew by 17%, 26%, and 32%, respectively, as compared to subscription services revenues from the prior fiscal years. In our fiscal quarter ended January 31, 2023, our total revenues grew by 16% and our subscription services revenues grew by 16% as compared to the same quarterly period in the prior fiscal year. Our year-over-year growth in the fiscal year ended January 31, 2023 was negatively impacted by foreign currency exchange fluctuations discussed in “Quantitative and Qualitative Disclosures about Market Risk---Foreign currency exchange risk” and as a result of macroeconomic factors, including lower funding levels within segments of our customer base and increased project scrutiny for certain potential projects. Moreover, a contracting change in the master subscription agreement for our multi-year orders, which became effective February 1, 2023, will affect the timing of revenue recognition for such orders. As a result, our total revenue and subscription services revenue growth rates will be negatively affected in the fiscal year ending January 31, 2024 compared to the prior fiscal year. Our total revenues and subscription services revenue growth rates have declined in the past, and we expect them to decline again in the future. If we are unable to maintain consistent revenue growth, it may adversely impact our profitability and the value of our Class A common stock.
Our results may fluctuate from period to period, which could prevent us from meeting our own guidance or security analyst or investor expectations.
Our results of operations, including our revenues, gross margin, operating margin, profitability, cash flows, normalized billings, and deferred revenue, as well as other metrics we may report, may vary from period to period for a variety of reasons, including those listed elsewhere in this “Risk Factors” section, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Additionally, from time to time, we issue guidance and provide commentary regarding our expectations for certain future financial results and other metrics on both a near-term and long-term basis. Our guidance is based upon a number of assumptions and estimates that are subject to significant business, economic, and competitive uncertainties that are beyond our control and are based upon assumptions about future business and accounting decisions that may change or be wrong. Our guidance may prove to be incorrect, and actual results may differ from our guidance. Fluctuations in our results, changes in our guidance, or failure to achieve our guidance or security analyst or investor expectations, even if not materially, could cause the price of our Class A common stock to decline substantially, and our investors could incur substantial losses.

Veeva Systems Inc. | Form 10-K	23

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
•the stability, performance, and security of our hosting infrastructure and hosting services; and
•the business environment of our customers and, in particular, reductions in spending or headcount, and acquisitions of or business combinations between our customers or other business developments that may result in reductions in user subscriptions.
For example, in response to inflationary pressures, we are also updating our contracting terms to incorporate an annual inflation adjustment, which will raise the price to each customer upon such customer entering into a new or renewal order form after April 1, 2023 by the lower of 4% or the Consumer Price Index (All Urban Consumer, US City Average, All Items Index) published by the U.S. Bureau of Labor and Statistics for the month of August of the prior calendar year. If this increase results in reduced renewal rates, our business and results of operations will be adversely affected. Further, our customers may negotiate terms less advantageous to us upon renewal, which could reduce our revenues from these customers. As a customer’s total spend on Veeva solutions increases, we expect purchasing scrutiny at renewal to increase as well, which may result in reductions in user subscriptions or increased pricing pressure. Other factors that are not within our control may contribute to a reduction in our subscription services revenues. For instance, our customers may reduce their number of sales representatives, which would result in a corresponding reduction in the number of user subscriptions needed for some of our solutions and thus a lower aggregate renewal fee, or our customers may discontinue clinical trials for which our solutions are being used. In addition, starting in February 1, 2023, our master subscription agreements that govern multi-year orders generally include a right to terminate the master subscription agreement for convenience and certain customers may exercise that right prior to the contracted end date.
If our customers fail to renew their subscription orders, renew their subscription orders with less favorable terms or at lower fee levels, fail to purchase new solutions, applications, or professional services from us, or terminate their existing agreements early, our revenues may decline or our future revenues may be constrained.
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
•pending, threatened, or future legal proceedings, certain of which are described in Part II, Item 3. “Legal Proceedings” and note 14 of the notes to our consolidated financial statements, and which we expect to continue to result in significant expense for the foreseeable future;

24	Veeva Systems Inc. | Form 10-K

•international expansion;
•acquisitions and investments; and
•general operations, IT systems, facilities, and administration, including legal and accounting expenses.
In light of the worldwide labor market conditions and inflationary pressure, our global compensation increases in connection with our annual compensation review process, which took place in our fiscal quarter ended April 30, 2022, were higher than previous years, which has increased our expenses. If our efforts to increase revenues and manage our expenses are not successful, or if we incur costs, damages, fines, settlements, or judgments as a result of other risks and uncertainties described in this report, we may not be able to sustain or increase our historical levels of profitability.
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
When such multi-year orders are non-cancellable (other than for cause), we recognize the total contracted revenue ratably over the multi-year term of the order. As a result, in the initial year of such orders, we recognize more revenue than the fees we invoice for the same period, and in the last year of such orders, we recognize less revenue than the fees we invoice for the same period. In this scenario, we may also be exposed to impaired contract assets if, for example, a customer terminates a multi-year order with ramping fees for cause.
Historically, our multi-year orders have generally been non-cancellable. Therefore, our reported revenue in any quarter or year may not have corresponded to the amounts we were entitled to bill in the same period.
Since February 1, 2023, our master subscription agreements that govern multi-year orders generally include a termination for convenience right for our customers. In the fiscal year ending January 31, 2024, the addition of termination for convenience rights in such master subscription agreements changes the timing of revenue recognition for orders governed by these master subscription agreements and will result in an adverse impact to our

Veeva Systems Inc. | Form 10-K	25

revenue for the fiscal year. Starting in our fiscal year ending January 31, 2025, the amount of revenue recognized from such orders will generally be consistent with the amount invoiced for the relevant term of the order.
Deferred revenue and change in deferred revenue may not be accurate indicators of our future financial results.
Our subscription orders are generally billed at the beginning of the subscription period in annual or quarterly increments, which means the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. Many of our customers, including many of our large customers, are billed on a quarterly basis and therefore a substantial portion of the value of contracts billed on a quarterly basis will not be reflected in our deferred revenue at the end of any given quarter. Also, particularly with respect to our Commercial Solutions orders, because the term of orders for additional end users or applications is commonly less than one year, the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the adjustment had not occurred. Additionally, changes in renewal dates may change the fiscal quarter in which deferred revenue associated with a particular order is recorded. Accordingly, we do not believe that changes on a quarterly basis in deferred revenue, unbilled accounts receivable, or normalized billings are accurate indicators of the underlying momentum of our business or future revenues. We believe that our subscription revenue guidance and normalized billings guidance for the full fiscal year are the best indicators of the momentum of our business or future revenues. Please note that we define the term normalized billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable from the immediately preceding period, adjusted for the impact of changes in the timing of customer renewals (such as changing the renewal date of multiple products to be coterminous) or changes in billing frequency (such as changing from annual to quarterly billings) during the period. However, many companies that provide cloud-based software report changes in deferred revenue or billings as key operating or financial metrics, and it is possible that analysts or investors may view these metrics as important. Thus, any changes in our deferred revenue balances or deferred revenue trends could adversely affect the market price of our Class A common stock.
Currency exchange fluctuations may negatively impact our financial results.
Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. As we continue to expand our operations in countries outside the United States, an increasing proportion of our revenues and expenditures in the future may be denominated in foreign currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, British Pound Sterling, Hungarian Forint, Chinese Yuan, Israeli Shekel, and Brazilian Real, and may be adversely affected in the future due to changes in foreign currency exchange rates. Changes in exchange rates may negatively affect our revenues, expenses, and other operating results as expressed in U.S. dollars in the future. For example, changes in exchange rates negatively affected our revenues as expressed in U.S. dollars for the fiscal year ended January 31, 2023, and may negatively affect our revenues for the fiscal year ending January 31, 2024 as expressed in U.S. dollars as well. Further, we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
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

26	Veeva Systems Inc. | Form 10-K

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
Our tax provision could also be impacted by changes in accounting principles and changes in U.S. federal and state or international tax laws applicable to multinational corporations. For example, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and required taxpayers to capitalize and amortize them over five or fifteen years. The requirement reduced our cash from operations for the fiscal year ended January 31, 2023 and will continue to impact our cash operations in the current fiscal year as long as the requirement remains in law. Although Congress may pass legislation that would defer, modify, or repeal the amortization requirement, potentially with retrospective effect, we have no assurance that the provision will be so deferred, repealed or otherwise modified. We made significant judgments and assumptions in the interpretation of this new law and in our calculations reflected in our financial statements. In addition, the current U.S. administration has released various tax legislation proposals. If enacted, these changes could increase our effective tax rate and have an adverse effect on our results of operations.
Any changes in taxing jurisdictions' administrative interpretations, decisions, policies, and positions could also impact our tax liabilities. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. The Organisation for Economic Co-operation and Development (OECD), which represents a coalition of member countries, is supporting changes to numerous long-standing tax rules, including changes to the practice of shifting profits among affiliated entities located in different tax jurisdictions. For example, the OECD has announced an international agreement with more than 130 countries that, if implemented, may include a global minimum effective corporate tax rate of 15% for certain large multinational companies. If enacted, this agreement may also introduce rules that would result in the reallocation of certain taxing rights from multinational companies from their home countries to the markets where they have business activities and earn profits—regardless of physical presence. We continue to monitor the developments and tax implications surrounding changes in the global tax environment, including the OECD minimum tax. The increasingly complex global tax environment could have a material adverse effect on our effective tax rate, results of operations, cash flows, and financial condition.
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

Veeva Systems Inc. | Form 10-K	27

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
We have broad discretion in the use of our cash balances and may not use them effectively. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest our cash balances in a manner that does not produce income or that loses value. We are also subject to general economic conditions, including volatility in the financial markets, that can negatively affect our investment income or negatively impact the banking partners on which we rely for operating cash management. Our investments may not yield a favorable return to our investors and may negatively impact the price of our Class A common stock. A loss on our investments may also negatively impact our liquidity, which in turn may hurt our ability to invest in our business.
Risks Related to Our Intellectual Property
We have been and may in the future be sued by third parties for alleged infringement of their proprietary rights or misappropriation of intellectual property, and we may suffer damages or other harm from such proceedings.
There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals including so-called non-practicing entities, or NPEs, may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, since January 2017, we have been defending against assertions of trade secret misappropriation made by our competitor, IQVIA, as described in note 14 of the notes to our consolidated financial statements and other competitors have asserted similar claims in the past. As competition in our market grows and as we develop new technology products, the possibility of patent infringement and other intellectual property claims against us increases. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Such claims and litigation have caused and in the future could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Any litigation regarding our intellectual property could be costly

28	Veeva Systems Inc. | Form 10-K

and time-consuming and divert the attention of our management and key personnel from our business operations even if we were to ultimately prevail in such litigation.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. As of January 31, 2023, we have filed numerous domestic and foreign patent applications and have been issued 59 U.S. patents and 13 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
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
Risks Related to Our Status as a Public Benefit Corporation and Ownership of Our Class A Common Stock
Our status as a Delaware public benefit corporation may not result in the benefits that we anticipate, requires our directors to balance the interest of stockholders with other interests, and may subject us to legal uncertainty and other risks.
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

Veeva Systems Inc. | Form 10-K	29

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
The trading price of our Class A common stock has been, and will likely continue to be, volatile for the foreseeable future. In addition, the trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our Class A common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. Uncertain macroeconomic and geopolitical factors in recent periods, including as a result of global inflationary pressures and rising interest rates, concerns about a possible domestic or global recession, currency exchange fluctuations, the Russian invasion of Ukraine, and continuing uncertainty surrounding the effects of COVID-19, have led to volatility in the stock market. As a result, our stock price has declined significantly in recent periods, and we expect the trading price of our Class A common stock will likely continue to be volatile for the foreseeable future. In addition to those risks described in this “Risk Factors” section, other factors could impact the value of our common stock, including:
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
•macroeconomic and geopolitical factors and instability and volatility in the global financial markets;
•future monetary policy changes in the United States and globally;
•the operating performance and market value of other comparable companies;

30	Veeva Systems Inc. | Form 10-K

•securities or industry analysts downgrading our Class A common stock or publishing inaccurate or unfavorable research about our business;
•trading activity by directors, executive officers (in particular our Chief Executive Officer who holds a significant portion of our outstanding common stock and a significant number of vested options, and previously disclosed his intention to donate up to 861,000 shares of common stock to a charitable fund that is likely to sell the donated shares prior to December 31, 2023), and other significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares; and
•any other factors discussed herein.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2023, our founder and Chief Executive Officer, Peter Gassner, holds approximately 44.9% of the voting power of our outstanding capital stock and holders of our Class B common stock hold approximately 50.3% of the voting power of our outstanding capital stock in the aggregate. Holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters while the dual class structure is in effect. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.
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

Veeva Systems Inc. | Form 10-K	31

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

32	Veeva Systems Inc. | Form 10-K

ITEM 2.    PROPERTIES.
We own our Pleasanton, California corporate headquarters, which currently accommodates our principal executive and significant portions of our product development, engineering, marketing, finance, and legal organizations. We expect that our corporate headquarters will support the overall growth of our business for the near term.
We also lease offices in various locations, including North America, Europe, Asia Pacific, and Latin America. We expect to expand our facilities capacity in certain field locations during our fiscal year ending January 31, 2024 and may further expand our facilities capacity after January 31, 2024 as our employee base grows. We believe that we will be able to obtain additional space on commercially reasonable terms. See note 10 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments.
ITEM 3.    LEGAL PROCEEDINGS.
From time to time, we may be involved in legal proceedings and subject to claims incident to the ordinary course of business. For information regarding certain current legal proceedings, see note 14 of the notes to our consolidated financial statements, which is incorporated herein by reference. In addition to the legal proceedings referenced in note 14, we are involved in the following additional legal proceedings which may be material to our business.
California Non-Compete Matter
On July 17, 2017, we filed a complaint in the Superior Court of the State of California in the County of Alameda against Medidata, IQVIA, and Sparta Systems, Inc. (Veeva Systems Inc. v. Medidata Solutions, Inc., Quintiles IMS Incorporated, IMS Software Services, LTD., and Sparta Systems, Inc., Case No. RG17868081). Our lawsuit seeks declaratory and injunctive relief concerning the use of non-compete, confidentiality, and non-disparagement agreements by these companies. Since the original complaint was filed, there has been extensive requests to the court for rulings on contested questions.
Among other things, Medidata and Sparta appealed the superior court’s decisions finding that the case may proceed as to some causes of action, and Veeva cross-appealed the superior court’s ruling that certain causes of action were barred under California law. On March 10, 2022, the California Court of Appeal affirmed the decision of the superior court, ruling that certain of Veeva's claims may proceed and certain of its claims may not. This decision is now final. On October 31, 2019, as to Veeva's claims against IQVIA, the trial court's earlier dismissal was reversed by the court of appeal and the case was reassigned to a new trial court judge. On February 26, 2020, IQVIA answered our complaint. Discovery and requests to the court for rulings on contested questions are proceeding with respect to Veeva’s claims against Medidata and IQVIA and no trial date has been set.
On February 13, 2023, Veeva and Sparta entered into a confidential settlement agreement and agreed to dismiss their claims against each other.
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
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
PART II.
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Price of Class A Common Stock
Our Class A common stock is listed on the New York Stock Exchange under the symbol “VEEV.”

Veeva Systems Inc. | Form 10-K	33

Stockholders
As of January 31, 2023, we had 11 holders of record of our Class A common stock and 31 holders of record of our Class B common stock. The actual number of holders of Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on January 31, 2018 in the Class A common stock of Veeva Systems Inc., the S&P 500 Index, and the S&P 1500 Application Software Index and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

34	Veeva Systems Inc. | Form 10-K

	January 31,
	2018	2019	2020	2021	2022	2023

Veeva Systems Inc.	100.00	173.50	233.23	439.77	376.30	271.32
S&P 500	100.00	97.69	118.87	139.37	171.83	157.71
S&P 1500 Application Software Index	100.00	120.67	161.22	212.71	235.90	191.10

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

Veeva Systems Inc. | Form 10-K	35

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
Our solutions are grouped into two major product categories —Veeva Development Cloud and Veeva Commercial Cloud. Solutions formerly categorized as Veeva Data Cloud (Veeva Compass, Veeva Link, and Veeva OpenData) are now part of the Veeva Commercial Cloud offerings. For financial reporting purposes, revenues associated with our Veeva Commercial Cloud and Veeva Claims solutions are classified as “Commercial Solutions” revenues, and revenues associated with our Veeva Development Cloud, Veeva RegulatoryOne, and Veeva QualityOne solutions are classified as “R&D Solutions” revenues.
In our fiscal year ended January 31, 2023, we derived approximately 55% and 45% of our subscription services revenues and 52% and 48% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. For the fiscal year ended January 31, 2022, we derived approximately 59% and 41% of our subscription services revenues and 56% and 44% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. Subscription services revenues are expected to continue to increase as a percentage of total revenues in the future. Revenues associated with our R&D Solutions are expected to continue to increase as a percentage of both subscription services revenues and total revenues in the future. We also offer certain of our R&D Solutions to industries outside the life sciences industry primarily in North America and Europe.
For our fiscal years ended January 31, 2023, 2022, and 2021, our total revenues were $2,155 million, $1,851 million, and $1,465 million, respectively, representing year-over-year growth in total revenues of 16% in our fiscal year ended January 31, 2023, and 26% in our fiscal year ended January 31, 2022. For our fiscal years ended January 31, 2023, 2022, and 2021, our subscription services revenues were $1,733 million, $1,484 million, and $1,179 million, respectively, representing year-over-year growth in subscription services revenues of 17% in our fiscal year ended January 31, 2023, and 26% in our fiscal year ended January 31, 2022. We expect the growth rate of our total revenues and subscription services revenues for the fiscal year ending January 31, 2024 to decline compared to the prior fiscal year. We generated net income of $488 million, $427 million, and $380 million for our fiscal years ended January 31, 2023, 2022, and 2021, respectively.
As of January 31, 2023, 2022, and 2021, we served 1,388, 1,205, and 993, customers, respectively. As of January 31, 2023, 2022, and 2021, we had 684, 653 and 572 Commercial Solutions customers, respectively, and 1,025, 860, and 664 R&D Solutions customers, respectively. These customer count totals are net of customer attrition during each period. The combined customer counts for Commercial Solutions and R&D Solutions exceed the total customer count in each year because some customers subscribe to products in both areas. Commercial Solutions consist of our cloud software, data, and analytics products built specifically to more efficiently and effectively commercialize our customers’ products. R&D Solutions consist of our clinical, quality, regulatory, and safety products. Many of our applications for R&D are used by smaller, earlier stage, pre-commercial companies, some of which may not reach the commercialization stage. Thus, the potential number of R&D Solutions customers is higher than the potential number of Commercial Solutions customers.
Our PBC Charter
On February 1, 2021, we became a Delaware public benefit corporation (PBC), and we amended our certificate of incorporation to include the following public benefit purpose: “to provide products and services that are intended to help make the industries we serve more productive, and to create high-quality employment opportunities in the communities in which we operate.” When making decisions, our directors have a fiduciary duty to balance the financial interests of stockholders, the best interests of other stakeholders materially affected by our conduct (including customers, employees, partners, and the communities in which we operate), and the pursuit of our public benefit purpose. For more information on our status as a PBC and associated risks, see “Risk Factors.”

36	Veeva Systems Inc. | Form 10-K

Components of Results of Operations
Revenues
We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training, and managed services related to our solutions and services related to our Veeva Business Consulting offering. For the fiscal year ended January 31, 2023, subscription services revenues constituted 80% of total revenues and professional services and other revenues constituted 20% of total revenues.
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
Particularly with respect to our R&D Solutions, we have entered into a number of orders with multi-year terms. The fees associated with such orders are typically not based on the number of end-users and typically escalate over the term of such orders at a pre-agreed rate to account for, among other factors, implementation and adoption timing and planned increased usage by the customer. When such multi-year orders are non-cancellable (other than for cause), we recognize the total contracted revenue ratably over the multi-year term of the order. When the amounts we are entitled to invoice in any period pursuant to multi-year orders with escalating fees are less than the revenue recognized, we will accrue an unbilled accounts receivable balance (a contract asset) related to such orders. In the same scenario, the net deferred revenue we would record in connection with such orders will be less because we will be recognizing more revenue than we bill earlier in the term of such multi-year orders. Since February 1, 2023, our master subscription agreements that govern multi-year orders generally include a termination for convenience right for our customers. In the fiscal year ending January 31, 2024, the addition of termination for convenience rights in such master subscription agreements changes the timing of revenue recognition for orders governed by these master subscription agreements and will result in an adverse impact to our revenue for the fiscal year. Starting in our fiscal year ending January 31, 2025, the amount of revenue recognized from such orders will generally be consistent with the amount invoiced for the relevant term of the order.
Our subscription orders are generally billed at the beginning of the subscription period in annual or quarterly increments, which means the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. Also, particularly with respect to orders for our Commercial Solutions, because the term of orders for additional end users or applications is commonly less than one year, the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a change to deferred revenue compared to if the adjustment had not occurred. Additionally, changes in renewal dates may change the fiscal quarter in which deferred revenue associated with a particular order is booked. Accordingly, we do not believe that changes on a

Veeva Systems Inc. | Form 10-K	37

quarterly basis in deferred revenue, unbilled accounts receivable, or normalized billings are accurate indicators of future revenues for any given period of time. We define the term normalized billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable (contract asset) from the immediately preceding period, adjusted for the impact of changes in the timing of customer renewals (such as changing the renewal date of multiple products to be coterminous) or changes in billing frequency (such as changing from annual to quarterly billings) during the period.
Subscription services revenues are recognized ratably over the respective non-cancellable subscription term because of the continuous transfer of control to the customer. Historically, our master subscription agreements have generally been non-cancellable during the term, although customers typically have had the right to terminate their agreements for cause in the event of material breach. However, since February 1, 2023, our master subscription agreements that govern multi-year orders generally include a termination for convenience right for our customers. Our agreements typically provide that orders will automatically renew unless notice of non-renewal is provided in advance. Subscription services revenues are affected primarily by the number of customers, the scope of the subscription purchased by each customer (for example, the number of end users or other subscription usage metric) and the number of solutions subscribed to by each customer.
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
Cost of professional services and other consists primarily of employee-related expenses associated with providing professional and business consulting services. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscription services due to the direct labor costs and costs of third-party subcontractors.
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

38	Veeva Systems Inc. | Form 10-K

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
Other Income, Net
Other income, net, consists primarily of interest income, transaction gains or losses on foreign currency, net of hedging costs, and amortization of premiums paid on investments.
Provision for Income Taxes
Provision for income taxes consists of federal and state, and local income taxes in the United States and income taxes in certain foreign jurisdictions. See note 8 of the notes to our consolidated financial statements.
Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides accounting relief from the future impact of the cessation of the London Interbank Offered Rate (LIBOR) by, among other things, providing optional expedients to treat contract modifications resulting from such reference rate reform as a continuation of the existing contract and for hedging relationships to not be de-designated as a result of such changes provided certain criteria are met. The guidance, along with the amendments within ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, that extended the period of time preparers can utilize the reference rate reform relief guidance in Topic 848, became effective on March 12, 2020, and the amendments apply prospectively through December 31, 2024. We are currently in the process of incorporating fallback language in negotiated contracts and incorporating non-LIBOR reference rate and/or fallback language in new contracts to prepare for these changes. We do not expect the adoption of these ASUs to have a material impact on our consolidated financial statements.
Business Combinations
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. Under current GAAP, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The new standard is effective for our fiscal year beginning on February 1, 2023. We do not expect the adoption of ASU 2021-08 to have a material impact on our consolidated financial statements.

Veeva Systems Inc. | Form 10-K	39

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Fiscal year ended January 31,
	2023	2022

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$1,733,002	$1,483,976
Professional services and other	422,058	366,801
Total revenues	2,155,060	1,850,777
Cost of revenues(1):
Cost of subscription services	257,635	224,911
Cost of professional services and other	351,770	278,767
Total cost of revenues	609,405	503,678
Gross profit	1,545,655	1,347,099
Operating expenses(1):
Research and development	520,278	382,035
Sales and marketing	348,691	288,061
General and administrative	217,595	171,507
Total operating expenses	1,086,564	841,603
Operating income	459,091	505,496
Other income, net	50,005	6,815
Income before income taxes	509,096	512,311
Provision for income taxes	21,390	84,921
Net income	$487,706	$427,390

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$6,257	$4,795
Cost of professional services and other	50,341	36,293
Research and development	141,571	83,837
Sales and marketing	87,509	56,830
General and administrative	66,229	52,881
Total stock-based compensation	$351,907	$234,636

Fiscal Year Ended January 31, 2023 and 2022
The following is a discussion of our results of operations for the year ended January 31, 2023 compared to the year ended January 31, 2022. For a discussion of our results of operations for the year ended January 31, 2022 compared to the year ended January 31, 2021, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2022, which is hereby incorporated by reference.

40	Veeva Systems Inc. | Form 10-K

Revenues

	Fiscal year ended January 31,
	2023	2022	% Change

	(dollars in thousands)
Revenues:
Subscription services	$1,733,002	$1,483,976	17%
Professional services and other	422,058	366,801	15%
Total revenues	$2,155,060	$1,850,777	16%
Percentage of revenues:
Subscription services	80%	80%
Professional services and other	20	20
Total revenues	100%	100%

Total revenues for the fiscal year ended January 31, 2023 increased $304 million, of which $249 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $179 million of subscription services revenue attributable to R&D Solutions and $70 million of subscription services revenue attributable to Commercial Solutions. The increase in subscription services revenue attributable to R&D Solutions was primarily due to growth in quality and clinical, and the increase in subscription services revenue attributable Commercial Solutions was driven by some of our most established products, such as Veeva CRM and Veeva Vault PromoMats. The geographic mix of subscription services revenues was 57% from North America, 28% from Europe, and 15% from other locations, primarily Asia Pacific, for the fiscal year ended January 31, 2023, as compared to subscription services revenues of 57% from North America, 27% from Europe, and 16% from other locations, primarily Asia Pacific, for the fiscal year ended January 31, 2022.
Professional services and other revenues for the fiscal year ended January 31, 2023 increased $55 million. The increase was primarily due to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our R&D Solutions. Demand for our business consulting services also contributed to the growth for the period. The geographic mix of professional services and other revenues was 64% from North America, 29% from Europe, and 7% from other locations, primarily Asia Pacific, for the fiscal year ended January 31, 2023 as compared to 61% from North America, 30% from Europe, and 9% from other locations, primarily Asia Pacific, for the fiscal year ended January 31, 2022.
Over time, we expect the proportion of our total revenues from professional services to decrease.
Since February 1, 2023, our master subscription agreements that govern multi-year orders generally include a termination for convenience right for our customers. In the fiscal year ending January 31, 2024, the addition of termination for convenience rights in such master subscription agreements changes the timing of revenue recognition for orders governed by these master subscription agreements and will result in an adverse impact to our revenue for the fiscal year. We are also updating our contracting terms to incorporate an annual inflation adjustment, which will raise the price to each customer upon such customer entering into a new or renewal order form after April 1, 2023 by the lower of 4% or the Consumer Price Index (All Urban Consumer, US City Average, All Items Index) published by the U.S. Bureau of Labor and Statistics for the month of August of the prior calendar year. We do not expect the annual inflation adjustment to have a significant impact to revenue for the fiscal year ending January 31, 2024.
In the quarter ended October 31, 2020, we disclosed that we expected life sciences companies to reduce the number of sales representatives that they employ by roughly 10%. While the majority of these reductions were completed by the end of our fiscal year ended January 31, 2023, we expect additional reductions to take place through the end of our fiscal year ending January 31, 2024. Such reductions could negatively impact sales of our solutions, including Veeva CRM and certain of our other Commercial Solutions, but we cannot be certain such reductions will happen or of the timing or magnitude of such reductions.

Veeva Systems Inc. | Form 10-K	41

Costs and Expenses
Note that in light of the worldwide labor market conditions and inflationary pressure, our global compensation increases in connection with our annual compensation review process, which took place in our fiscal quarter ended April 30, 2022, were higher than previous years. These compensation changes increased our employee-related expenses, which impacted all of the cost and expense categories discussed below.
Cost of Revenue and Gross Margin

	Fiscal year ended January 31,
	2023	2022	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$257,635	$224,911	15%
Cost of professional services and other	351,770	278,767	26%
Total cost of revenues	$609,405	$503,678	21%
Gross margin percentage:
Subscription services	85%	85%
Professional services and other	17%	24%
Total gross margin percentage	72%	73%
Gross profit	$1,545,655	$1,347,099	15%

Cost of revenues for the fiscal year ended January 31, 2023 increased $106 million, of which $33 million was related to cost of subscription services. The increase in cost of subscription services was primarily due to an increase of $10 million in other computing infrastructure costs, the vast majority of which was for computing infrastructure provided by Amazon Web Services, an increase of $9 million in employee compensation-related costs (which includes an increase of $1 million in stock-based compensation), an increase of $6 million in data acquisition costs related to our data solutions, and an increase of $4 million in costs of third-party contractors related to the development of our data products. We expect cost of subscription services to increase in absolute dollars in the near term due to increased usage of our subscription services and increased data costs related to our data solutions.
Cost of professional services and other for the fiscal year ended January 31, 2023 increased $73 million, primarily due to an increase of $62 million in employee compensation-related costs (which includes an increase of $14 million in stock-based compensation). Employee compensation-related costs increased in response to worldwide labor market conditions and inflationary pressure as discussed previously. We expect cost of professional services and other to increase in absolute dollars in the near term as we add personnel to our global professional services organization.
Gross margin for the fiscal years ended January 31, 2023 and 2022 was 72% and 73%, respectively. The slight decrease compared to the prior period is due primarily to higher employee compensation-related costs and higher travel costs related to professional services. We expect gross margin to decrease in the fiscal year ending January 31, 2024 due to the expected negative impact to revenue resulting from the addition of termination for convenience rights in our master subscription agreements, as discussed in “Components of Results of Operations—Revenues.”
Operating Expenses and Operating Margin
Operating expenses include research and development, sales and marketing, and general and administrative expenses. As we continue to invest in our growth through hiring, we expect operating expenses and stock-based compensation to increase in the fiscal year ending January 31, 2024. We expect our operating margin to decrease in the fiscal year ending January 31, 2024 due to the increase in operating expenses and stock-based compensation and the expected negative impact to revenue resulting from the addition of termination for convenience rights in our master subscription agreements, as discussed in “Components of Results of Operations—Revenues.”

42	Veeva Systems Inc. | Form 10-K

Research and Development

	Fiscal year ended January 31,
	2023	2022	% Change

	(dollars in thousands)
Research and development	$520,278	$382,035	36%
Percentage of total revenues	24%	21%

Research and development expenses for the fiscal year ended January 31, 2023 increased $138 million, primarily due to an increase of $132 million in employee compensation-related costs (which includes an increase of $58 million in stock-based compensation). The increase in employee compensation-related costs was primarily driven by the increase in headcount during the period, as well as compensation increases. The expansion of our headcount in research and development was to support development work for the products that we offer or may offer in the future.
We expect research and development expenses to increase in the fiscal year ending January 31, 2024, primarily due to higher headcount and continued investment in our product offerings.
Sales and Marketing

	Fiscal year ended January 31,
	2023	2022	% Change

	(dollars in thousands)
Sales and marketing	$348,691	$288,061	21%
Percentage of total revenues	16%	16%

Sales and marketing expenses for the fiscal year ended January 31, 2023 increased $61 million, due to an increase of $47 million in employee compensation-related costs (which includes an increase of $31 million in stock-based compensation). There was also an increase of $10 million in marketing program costs as in-person events resumed. The increase in employee compensation-related costs was primarily driven by the increase in headcount during the period, as well as compensation increases.
We expect sales and marketing expenses to increase in the fiscal year ending January 31, 2024, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our product offerings. Additionally, we expect travel and entertainment costs to continue to increase in the fiscal year ending January 31, 2024.
General and Administrative

	Fiscal year ended January 31,
	2023	2022	% Change

	(dollars in thousands)
General and administrative	$217,595	$171,507	27%
Percentage of total revenues	10%	9%

General and administrative expenses for the fiscal year ended January 31, 2023 increased $46 million, primarily due to an increase of $31 million in employee compensation-related costs (which includes an increase of $13 million in stock-based compensation). The increase in employee compensation-related costs was primarily driven by the increase in headcount during the period, as well as compensation increases. Additionally, there was an increase of $11 million in professional services that primarily consisted of fees associated with on-going litigation.
We expect general and administrative expenses to continue to increase in the fiscal year ending January 31, 2024, primarily due to higher headcount, investments in information technology infrastructure, and third-party fees, including fees associated with on-going litigation.

Veeva Systems Inc. | Form 10-K	43

Other Income, Net

	Fiscal year ended January 31,
	2023	2022	% Change

	(dollars in thousands)
Other income, net	$50,005	$6,815	634%

Other income, net, for the fiscal year ended January 31, 2023 increased $43 million, primarily due to an increase in interest income of $32 million and a decrease in investment amortization of $10 million.
Foreign Currency
We continue to experience foreign currency fluctuations primarily due to the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, British Pound Sterling, Hungarian Forint, Chinese Yuan, Israeli Shekel, and Brazilian Real. We may continue to experience favorable or adverse foreign currency impacts due to volatility in these currencies.
Provision for Income Taxes

	Fiscal year ended January 31,
	2023	2022	% Change

	(dollars in thousands)
Income before income taxes	$509,096	$512,311	(1)%
Provision for income taxes	$21,390	$84,921	(75)%
Effective tax rate	4.2%	16.6%

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
For the fiscal years ended January 31, 2023 and 2022, our effective tax rates were 4.2% and 16.6%, respectively. During the fiscal year ended January 31, 2023 as compared to the prior year period, our effective tax rate decreased primarily due to an increase in excess tax benefits as well as a reduced impact from valuation allowance within certain jurisdictions. In addition, the Tax Cuts and Jobs Act of 2017 required the capitalization and amortization of research and development expenditures which increased our taxable income resulting in an increase in our foreign derived intangible income (“FDII”) tax benefit.
We recognized excess tax benefits of $94 million and $56 million in our provision for income taxes for the fiscal years ended January 31, 2023 and 2022, respectively. The increase in excess tax benefits during the fiscal year ended January 31, 2023 was primarily due to our Chief Executive Officer’s exercise of stock options in connection with a previously announced plan. We expect excess tax benefits for the fiscal year ending January 31, 2024 to be significant as well due to our Chief Executive Officer completing the remainder of his previously announced option exercises in February 2023.
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

44	Veeva Systems Inc. | Form 10-K

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

Veeva Systems Inc. | Form 10-K	45

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Fiscal year ended January 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities on a GAAP basis	$780,470	$764,463
Excess tax benefits from employee stock plans	$(82,009)	$(56,172)
Net cash provided by operating activities on a non-GAAP basis	$698,461	$708,291
Net cash used in investing activities on a GAAP basis	$(1,007,683)	$(346,152)
Net cash used in financing activities on a GAAP basis	$(19,376)	$(4,140)

Operating income on a GAAP basis	$459,091	$505,496
Stock-based compensation expense	351,907	234,636
Amortization of purchased intangibles	19,464	18,520
Operating income on a non-GAAP basis	$830,462	$758,652
Net income on a GAAP basis	$487,706	$427,390
Stock-based compensation expense	351,907	234,636
Amortization of purchased intangibles	19,464	18,520
Income tax effect on non-GAAP adjustments(1)	(163,508)	(75,827)
Net income on a non-GAAP basis	$695,569	$604,719
Diluted net income per share on a GAAP basis	$3.00	$2.63
Stock-based compensation expense	2.17	1.45
Amortization of purchased intangibles	0.12	0.11
Income tax effect on non-GAAP adjustments(1)	(1.01)	(0.46)
Diluted net income per share on a non-GAAP basis	$4.28	$3.73
(1) For the fiscal years ended January 31, 2023 and 2022, we used an estimated annual effective non-GAAP tax rate of 21%

Liquidity and Capital Resources

	Fiscal year ended January 31,
	2023	2022	2021

	(in thousands)
Net cash provided by operating activities	$780,470	$764,463	$551,246
Net cash used in investing activities	(1,007,683)	(346,152)	(333,634)
Net cash (used in) provided by financing activities	(19,376)	(4,140)	33,818
Effect of exchange rate changes on cash and cash equivalents	(4,986)	(4,657)	484
Net change in cash and cash equivalents	$(251,575)	$409,514	$251,914

Our principal sources of liquidity continue to be comprised of our existing cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. As of January 31, 2023, our cash, cash equivalents, and short-term investments totaled $3.1 billion, of which $76 million represented cash and cash equivalents held outside of the United States.
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
Our non-U.S. cash and cash equivalents are not considered indefinitely reinvested outside the United States, except in certain designated jurisdictions. As of January 31, 2023, we have not recorded any taxes, such as withholding taxes, associated with the foreign earnings that are indefinitely reinvested outside of the United States. Under currently enacted tax laws, if we were to choose to repatriate the funds we have designated as indefinitely reinvested outside the United States, such amounts may be subject to certain jurisdictional taxes (e.g., withholding taxes).

46	Veeva Systems Inc. | Form 10-K

We have financed our operations primarily through cash generated from operations. We believe our existing cash, cash equivalents, and short-term investments generated from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. Our cash deposits are primarily held at financial institutions classified as global systemically important banks, and we maintain sufficient cash at more than one financial institution to meet our operational needs. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing for those arrangements or for other reasons. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
The following is a discussion of our cash flows for the year ended January 31, 2023 compared to the year ended January 31, 2022. For a discussion of our cash flows for the year ended January 31, 2022 compared to the year ended January 31, 2021, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2022, which is hereby incorporated by reference.
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
Net cash provided by operating activities was $780 million for the fiscal year ended January 31, 2023 compared to $764 million provided by operating activities for the fiscal year ended January 31, 2022. The $16 million increase in operating cash flow was primarily due to increased sales and the related cash collections and an increase of $26 million in cash provided by operating activities due to the excess tax benefit from stock option exercises. These increases were partially offset by larger operating expenses due to increases in headcount and a $109 million increase in cash paid for income taxes, net of refunds. The majority of the increase in cash paid for income taxes was related to the Tax Cuts and Jobs Act of 2017, which eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be so deferred, repealed or otherwise modified. If the requirement is not modified, our cash flows from operating activities are expected to be reduced by approximately $90 million in the fiscal year ending January 31, 2024. The requirement may also reduce our cash flows from operating activities in future periods, the amounts and specific periods of which we are unable to estimate at this time.
Cash Flows from Investing Activities
The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Net cash used in investing activities was $1,008 million for the fiscal year ended January 31, 2023 compared to $346 million used in investing activities for the fiscal year ended January 31, 2022. The $662 million increase in cash used in investing activities was primarily due to the net increase in purchases of investments for the fiscal year ended January 31, 2023.
Cash Flows from Financing Activities
The cash flows from financing activities relate primarily to stock option exercises offset by taxes paid on behalf of employees related to the net share settlement of RSUs. In June 2021, we began funding withholding taxes due on

Veeva Systems Inc. | Form 10-K	47

employee RSU awards by net share settlement, rather than our previous approach of requiring employees to either sell shares of our Class A common stock or pay the withholding taxes in cash to cover taxes due upon vesting of such awards.
Net cash used in financing activities was $19 million for the fiscal year ended January 31, 2023 compared to $4 million used in financing activities for the fiscal year ended January 31, 2022. The $15 million increase is primarily related to an increase of $8 million used to pay employee taxes related to the net share settlement of RSUs and a decrease of $8 million in proceeds from employee stock option exercises due to decreased stock option activity during the period.
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

48	Veeva Systems Inc. | Form 10-K

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, British Pound Sterling, Hungarian Forint, Chinese Yuan, Israeli Shekel, and Brazilian Real, and may be adversely affected in the future due to changes in foreign currency exchange rates. For example, changes in exchange rates negatively affected our revenues as expressed in U.S. dollars for the fiscal year ended January 31, 2023. Additionally, changes in exchange rates reduced our expenses as expressed in U.S. dollars for the fiscal year ended January 31, 2023, which largely offset the impact to operating income for those periods resulting from changes in exchange rates that reduced revenue as expressed in U.S. dollars. For the fiscal year ended January 31, 2023, about 83% of our revenues and about 80% of our expenses were denominated in USD, respectively.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded and such fluctuations can impact our net income. We engage in the hedging of our foreign currency transactions as described in note 7 of the notes to our consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. Realized and unrealized foreign currency losses, primarily resulting from the re-measurement of monetary account balances offset by the foreign currency hedges, were both $4 million for the fiscal year ended January 31, 2023. For the fiscal year ended January 31, 2022, we had a realized foreign currency loss of $2 million and an unrealized foreign currency gain of $1 million.
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $3.1 billion as of January 31, 2023. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, foreign government bonds, and agency mortgage-backed securities. The cash and cash equivalents are held for working capital purposes and other operational activities. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $24 million market value reduction in our investment portfolio as of January 31, 2023. An immediate decrease of 100-basis points in interest rates would have increased the market value by $24 million as of January 31, 2023. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Veeva Systems Inc. | Form 10-K	49

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
VEEVA SYSTEMS INC.

50	Veeva Systems Inc. | Form 10-K

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Veeva Systems Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Veeva Systems Inc. and subsidiaries (the Company) as of January 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Veeva Systems Inc. | Form 10-K	51

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
Evaluation of the sufficiency of audit evidence over revenue
As discussed in Note 1 to the consolidated financial statements, the Company recorded $2,155 million of total revenues for the year ended January 31, 2023, of which $1,733 million was subscription services related, and $422 million was professional services related. Each of these categories of revenue has multiple service offerings, and the Company’s process for revenue recognition differs between them.
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
/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Santa Clara, California
March 30, 2023

52	Veeva Systems Inc. | Form 10-K

VEEVA SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)

	January 31, 2023	January 31, 2022

Assets
Current assets:
Cash and cash equivalents	$886,465	$1,138,040
Short-term investments	2,216,163	1,238,064
Accounts receivable, net of allowance for doubtful accounts of $469 and $473, respectively	703,055	631,134
Unbilled accounts receivable	82,174	63,266
Prepaid expenses and other current assets	81,456	36,679
Total current assets	3,969,313	3,107,183
Property and equipment, net	49,817	54,495
Deferred costs, net	31,825	33,106
Lease right-of-use assets	55,336	49,640
Goodwill	439,877	439,877
Intangible assets, net	82,476	101,940
Deferred income taxes	136,697	5,097
Other long-term assets	38,955	25,127
Total assets	$4,804,296	$3,816,465
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41,678	$20,348
Accrued compensation and benefits	44,282	33,834
Accrued expenses and other current liabilities	35,306	36,109
Income tax payable	4,946	7,761
Deferred revenue	869,285	731,746
Lease liabilities	11,306	10,981
Total current liabilities	1,006,803	840,779
Deferred income taxes	1,492	2,216
Lease liabilities, noncurrent	49,670	43,607
Other long-term liabilities	30,079	18,226
Total liabilities	1,088,044	904,828
Commitments and contingencies (note 14)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 143,693,009 and 139,432,822 issued and outstanding at January 31, 2023 and January 31, 2022, respectively	2	2
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 14,551,598 and 14,763,775 issued and outstanding at January 31, 2023 and January 31, 2022, respectively	—	—
Additional paid-in capital	1,532,627	1,196,547
Accumulated other comprehensive loss	(31,129)	(11,958)
Retained earnings	2,214,752	1,727,046
Total stockholders’ equity	3,716,252	2,911,637
Total liabilities and stockholders’ equity	$4,804,296	$3,816,465

See Notes to Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-K	53

VEEVA SYSTEMS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Fiscal year ended January 31,
	2023	2022	2021

Revenues:
Subscription services	$1,733,002	$1,483,976	$1,179,486
Professional services and other	422,058	366,801	285,583
Total revenues	2,155,060	1,850,777	1,465,069
Cost of revenues(1):
Cost of subscription services	257,635	224,911	184,589
Cost of professional services and other	351,770	278,767	224,339
Total cost of revenues	609,405	503,678	408,928
Gross profit	1,545,655	1,347,099	1,056,141
Operating expenses(1):
Research and development	520,278	382,035	294,220
Sales and marketing	348,691	288,061	235,014
General and administrative	217,595	171,507	149,113
Total operating expenses	1,086,564	841,603	678,347
Operating income	459,091	505,496	377,794
Other income, net	50,005	6,815	16,199
Income before income taxes	509,096	512,311	393,993
Provision for income taxes	21,390	84,921	13,995
Net income	$487,706	$427,390	$379,998
Net income per share:
Basic	$3.14	$2.79	$2.52
Diluted	$3.00	$2.63	$2.36
Weighted-average shares used to compute net income per share:
Basic	155,385	153,251	150,666
Diluted	162,437	162,277	160,732
Other comprehensive income:
Net change in unrealized (loss) gain on available-for-sale investments, net of tax	$(14,854)	$(9,872)	$985
Net change in cumulative foreign currency translation loss	(4,317)	(3,078)	(453)
Comprehensive income	$468,535	$414,440	$380,530

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$6,257	$4,795	$4,840
Cost of professional services and other	50,341	36,293	27,698
Research and development	141,571	83,837	63,541
Sales and marketing	87,509	56,830	40,574
General and administrative	66,229	52,881	48,348
Total stock-based compensation	$351,907	$234,636	$185,001

See Notes to Consolidated Financial Statements.

54	Veeva Systems Inc. | Form 10-K

VEEVA SYSTEMS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount

Balance at January 31, 2020	149,095,583	$1	$745,475	$919,658	$460	$1,665,594
Issuance of common stock upon exercise of stock options	1,839,723	1	34,815	—	—	34,816
Issuance of common stock upon vesting of restricted stock units	1,121,502	—	—	—	—	—
Stock-based compensation expense	—	—	185,380	—	—	185,380
Other comprehensive income	—	—	—	—	532	532
Net income	—	—	—	379,998	—	379,998
Balance at January 31, 2021	152,056,808	$2	$965,670	$1,299,656	$992	$2,266,320
Issuance of common stock upon exercise of stock options	1,476,898	—	51,538	—	—	51,538
Issuance of common stock upon vesting of restricted stock units	854,536	—	—	—	—	—
Shares withheld related to net share settlement	(191,645)	—	(56,398)	—	—	(56,398)
Stock-based compensation expense	—	—	235,737	—	—	235,737
Other comprehensive loss	—	—	—	—	(12,950)	(12,950)
Net income	—	—	—	427,390	—	427,390
Balance at January 31, 2022	154,196,597	$2	$1,196,547	$1,727,046	$(11,958)	$2,911,637
Issuance of common stock upon exercise of stock options	3,421,303	—	43,654	—	—	43,654
Issuance of common stock upon vesting of restricted stock units	968,004	—	—	—	—	—
Shares withheld related to net share settlement	(341,297)	—	(63,654)	—	—	(63,654)
Stock-based compensation expense	—	—	356,080	—	—	356,080
Other comprehensive loss	—	—	—	—	(19,171)	(19,171)
Net income	—	—	—	487,706	—	487,706
Balance at January 31, 2023	158,244,607	$2	$1,532,627	$2,214,752	$(31,129)	$3,716,252

See Notes to Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-K	55

VEEVA SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal year ended January 31,
	2023	2022	2021

Cash flows from operating activities
Net income	$487,706	$427,390	$379,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,122	27,448	29,455
Reduction of operating lease right-of-use assets	12,198	11,445	10,347
(Accretion) amortization of discount on short-term investments	(3,624)	6,264	3,134
Stock-based compensation	351,907	234,636	185,001
Amortization of deferred costs	22,096	26,050	20,677
Deferred income taxes	(127,502)	11,079	(1,048)
Loss (gain) on foreign currency from mark-to-market derivative	971	(782)	(365)
Bad debt expense (recovery)	256	272	(307)
Changes in operating assets and liabilities:
Accounts receivable	(72,177)	(67,020)	(174,067)
Unbilled accounts receivable	(18,908)	(16,060)	(14,387)
Deferred costs	(20,815)	(17,084)	(27,164)
Prepaid expenses and other current and long-term assets	(47,399)	(2,910)	(12,424)
Accounts payable	21,429	(2,997)	754
Accrued expenses and other current liabilities	9,276	9,439	13,889
Income taxes payable	(2,815)	5,275	(3,023)
Deferred revenue	140,472	116,144	147,479
Operating lease liabilities	(10,644)	(11,607)	(9,129)
Other long-term liabilities	8,921	7,481	2,426
Net cash provided by operating activities	780,470	764,463	551,246
Cash flows from investing activities
Purchases of short-term investments	(1,996,878)	(1,117,076)	(979,292)
Maturities and sales of short-term investments	1,002,707	792,918	654,341
Acquisitions, net of cash and restricted cash acquired	—	(7,780)	—
Long-term assets	(13,512)	(14,214)	(8,683)
Net cash used in investing activities	(1,007,683)	(346,152)	(333,634)
Cash flows from financing activities
Changes in lease liabilities - finance leases	—	(384)	(1,039)
Proceeds from exercise of common stock options	43,654	51,538	34,857
Taxes paid related to net share settlement of equity awards	(63,030)	(55,294)	—
Net cash (used in) provided by financing activities	(19,376)	(4,140)	33,818
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,986)	(4,657)	484
Net change in cash, cash equivalents, and restricted cash	(251,575)	409,514	251,914
Cash, cash equivalents, and restricted cash at beginning of period	1,141,225	731,711	479,797
Cash, cash equivalents, and restricted cash at end of period	$889,650	$1,141,225	$731,711

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$886,465	$1,138,040	$730,504
Restricted cash included in other long-term assets	3,185	3,185	1,207
Total cash, cash equivalents, and restricted cash at end of period	$889,650	$1,141,225	$731,711

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$167,952	$58,627	$18,096
Excess tax benefits from employee stock plans	$82,009	$56,172	$80,661
Non-cash investing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$(454)	$(2,489)	$3,165

See Notes to Consolidated Financial Statements.

56	Veeva Systems Inc. | Form 10-K

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
Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. We define the term “chief operating decision maker” to be our Chief Executive Officer. Our Chief Executive Officer reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single operating and reportable segment. Since we operate in one operating segment, all required financial segment information can be found in the consolidated financial statements.

Veeva Systems Inc. | Form 10-K	57

Revenue Recognition
We derive our revenues primarily from subscription services and professional services. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, business consulting, training, and managed services related to our solutions. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
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
Subscription Services Revenues
Subscription services revenues are recognized ratably over the respective non-cancellable subscription term because of the continuous transfer of control to the customer. Our subscription arrangements are considered service contracts, and the customer does not have the right to take possession of the software.
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

58	Veeva Systems Inc. | Form 10-K

Our financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade accounts receivable. Our cash equivalents and short-term investments are held by established financial institutions. We have established guidelines relative to credit ratings, diversification, and maturities that seek to maintain safety and liquidity. Deposits in these financial institutions may significantly exceed federally insured limits.
We do not require collateral from our customers and generally require payment within 30 days to 60 days of billing.
The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	January 31,
	2023	2022
Customer 1	11%	10%
Customer 2	11%	10%

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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts.
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets and commences once the asset is placed in service or ready for its intended use. Land is not depreciated. The estimated useful lives by asset classification are as follows:

Building	30 years
Building improvements	Remaining useful life of the building
Equipment and computers	3 years
Furniture and fixtures	5 years
Land improvements	10 years
Leasehold improvements	Shorter of remaining life of the lease term or estimated useful life

Leases
We have operating leases for corporate offices. Additionally, we are the sublessor for certain office space.

Veeva Systems Inc. | Form 10-K	59

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
Our operating leases typically include non-lease components such as common-area maintenance costs. We have elected to exclude non-lease components from lease payments for the purpose of calculating lease right-of-use assets and liabilities and these variable lease payments are expensed as incurred.
Leases with a term of one year or less are not recognized on our consolidated balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Internal-Use Software
We capitalize certain costs incurred for the development of computer software for internal use. We capitalize these costs during the development of the software project, when it is determined that it is probable that the project will be completed and the software will be used as intended. Costs related to preliminary project activities, post-implementation activities, training, and maintenance are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life of three years, and the amortization expense is recorded as a component of cost of subscription services. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Goodwill and Intangible Assets
Goodwill is evaluated for impairment at least annually or more frequently if circumstances indicate that goodwill may be impaired. A qualitative assessment is performed to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If the reporting unit does not pass the qualitative assessment, the carrying amount of the reporting unit, including goodwill, is compared to fair value and goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. Any excess of the carrying value of the goodwill above its fair value is recognized as an impairment loss.
We have one reporting unit and evaluate goodwill for impairment at the entity level. We completed our annual impairment test in our fourth quarter of the fiscal year ended January 31, 2023. There was no goodwill impairment during the years ended January 31, 2023, 2022 and 2021.
Intangible assets associated with purchased intangibles, consisting of existing technology, customer relationships, trade names and trademarks, and data supplier and partner relationships are stated at cost less accumulated amortization and are amortized on a straight-line basis over their estimated remaining economic lives. Amortization expense related to existing technology and data supplier and partner relationships are included in cost of subscription services. Amortization expense related to customer relationships and trade names and trademarks are included in sales and marketing expense.
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. There were no impairment charges recognized during any of the periods presented.
Business Combinations
The purchase price in a business combination is assigned to the estimated acquisition date fair values of the tangible and intangible assets acquired and the liabilities assumed with the residual recorded as goodwill. Critical estimates in valuing certain of the intangible assets include, but are not limited to, the net present value of future

60	Veeva Systems Inc. | Form 10-K

expected cash flows, future revenue growth, margins, customer retention rates, technology life, royalty rates, expected use of acquired assets, and discount rates.
Stock-based Compensation
We recognize compensation expense for all stock-based awards, including stock options and restricted stock units (RSUs), based on the estimate of fair value of the award at the grant date. The fair value of each option award is estimated on the grant date using either a Black-Scholes option-pricing model or a Monte Carlo simulation, to the extent market conditions exist, and a single option award approach. These models require that at the date of grant we determine the fair value of the underlying common stock, the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield of our common stock. The fair value of each RSU award is measured based on the closing stock price of our common stock on the date of grant. We account for forfeitures as they occur. The compensation expense is recognized using a straight-line basis over the requisite service periods of the awards, which is one to five years for RSUs and four to eight years for stock options.
Cost of Revenues
Cost of subscription services revenues consists of expenses related to our computing infrastructure provided by third parties, including Salesforce, Inc. and Amazon Web Services, personnel-related costs associated with hosting our subscription services and providing support including our data stewards, data acquisition, and third-party contractor costs related to the development of our data products, allocated overhead, amortization expense associated with capitalized internal-use software, and amortization expense associated with purchased intangibles related to our subscription services. Cost of subscription services revenues for Veeva CRM and certain of our multichannel customer relationship management applications include fees paid to Salesforce, Inc. for our use of the Salesforce platform and the associated hosting infrastructure and data center operations that are provided by Salesforce, Inc.
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

Veeva Systems Inc. | Form 10-K	61

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
Note 2. Short-Term Investments
As of January 31, 2023, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$37,998	$31	$(66)	$37,963
Asset-backed securities	448,081	585	(5,708)	442,958
Commercial paper	155,097	8	(580)	154,525
Corporate notes and bonds	1,224,195	1,649	(17,880)	1,207,964
Foreign government bonds	24,654	13	(516)	24,151
U.S. agency obligations	32,995	4	(594)	32,405
U.S. treasury securities	321,946	265	(6,014)	316,197
Total available-for-sale securities	$2,244,966	$2,555	$(31,358)	$2,216,163

As of January 31, 2022, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$13,500	$—	$(15)	$13,485
Asset-backed securities	191,676	45	(1,432)	190,289
Commercial paper	29,432	—	(2)	29,430
Corporate notes and bonds	669,489	276	(5,856)	663,909
Foreign government bonds	24,577	13	(179)	24,411
U.S. agency obligations	27,978	12	(254)	27,736
U.S. treasury securities	290,513	46	(1,755)	288,804
Total available-for-sale securities	$1,247,165	$392	$(9,493)	$1,238,064

62	Veeva Systems Inc. | Form 10-K

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	January 31,
	2023	2022
Due in one year or less	$849,673	$457,948
Due in greater than one year	1,366,490	780,116
Total	$2,216,163	$1,238,064

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments, and it is more likely than not that we will hold these securities until recovery of the cost basis.
The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of January 31, 2023 (in thousands):

	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Certificates of deposits	$15,934	$(66)	$—	$—
Asset-backed securities	293,854	(3,219)	78,279	(2,489)
Commercial paper	144,741	(580)	—	—
Corporate notes and bonds	604,264	(6,801)	370,969	(11,079)
Foreign government bonds	11,284	(126)	11,827	(390)
U.S. agency obligations	4,941	(61)	24,461	(533)
U.S. treasury securities	210,246	(3,661)	63,422	(2,353)

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

Unrealized losses of available-for-sale securities held for more than 12 months as of January 31, 2022 were immaterial. There were no impairments considered other-than-temporary as of January 31, 2023 and 2022 as it is more likely than not we will hold these securities until recovery of the cost basis.
Note 3. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $32 million and $33 million as of January 31, 2023 and January 31, 2022, respectively. Amortization expense for the deferred costs included in sales and marketing expenses in the consolidated statements of comprehensive income, was $22 million, $26 million, and $21 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.

Veeva Systems Inc. | Form 10-K	63

Note 4. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	January 31,
	2023	2022
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	22,392
Equipment and computers	2,233	3,581
Furniture and fixtures	13,995	15,040
Leasehold improvements	18,986	19,002
Construction in progress	302	730
	81,932	84,769
Less accumulated depreciation	(32,115)	(30,274)
Total property and equipment, net	$49,817	$54,495

Total depreciation expense was $6 million, $7 million, and $9 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively.
Note 5. Goodwill and Intangible Assets
Goodwill was $440 million as of January 31, 2023 and January 31, 2022.
The following schedule presents the details of intangible assets as of January 31, 2023 (dollar amounts in thousands):

	January 31, 2023
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(16,418)	$12,162	2.9
Customer relationships	113,157	(50,293)	62,864	6.1
Trade name and trademarks	13,900	(9,285)	4,615	1.8
Other intangibles	21,405	(18,570)	2,835	3.0
Total intangible assets	$177,042	$(94,566)	$82,476

The following schedule presents the details of intangible assets as of January 31, 2022 (dollar amounts in thousands):

	January 31, 2022
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(12,187)	$16,393	3.9
Customer relationships	113,157	(38,829)	74,328	7.0
Trade name and trademarks	13,900	(6,645)	7,255	2.8
Other intangibles	21,405	(17,441)	3,964	3.8
Total intangible assets	$177,042	$(75,102)	$101,940

Amortization expense associated with intangible assets was $19 million, $19 million, and $20 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively.

64	Veeva Systems Inc. | Form 10-K

As of January 31, 2023, the estimated amortization expense for intangible assets, for the next five years and thereafter is as follows (in thousands):

Fiscal 2024	$19,460
Fiscal 2025	18,557
Fiscal 2026	14,147
Fiscal 2027	8,922
Fiscal 2028	7,778
Thereafter	13,612
Total	$82,476

Note 6. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	January 31,
	2023	2022
Accrued commissions	$11,240	$8,556
Accrued bonus	3,484	4,677
Accrued vacation(1)	6,653	5,546
Payroll tax payable	16,229	9,487
Accrued other compensation and benefits	6,676	5,568
Total accrued compensation and benefits	$44,282	$33,834
Accrued fees payable to Salesforce, Inc.	$6,653	$6,521
Taxes payable	9,197	9,743
Accrued third-party professional services subcontractors' fees	2,597	1,961
Other accrued expenses	16,859	17,884
Total accrued expenses and other current liabilities	$35,306	$36,109
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

Veeva Systems Inc. | Form 10-K	65

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2023 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$180,895	$—	$180,895
U.S. Treasury securities	—	22,929	22,929
Corporate notes and bonds	—	6,691	6,691
Short-term investments:
Certificates of deposits	—	37,963	37,963
Asset-backed securities	—	442,958	442,958
Commercial paper	—	154,525	154,525
Corporate notes and bonds	—	1,207,964	1,207,964
Foreign government bonds	—	24,151	24,151
U.S. agency obligations	—	32,405	32,405
U.S. Treasury securities	—	316,197	316,197
Foreign currency derivative contracts	—	251	251
Total financial assets	$180,895	$2,246,034	$2,426,929

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

66	Veeva Systems Inc. | Form 10-K

Balance Sheet Hedges
We enter into foreign currency forward contracts in order to hedge our foreign currency exposure. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore, we account for them at fair value with changes in the fair value recorded as a component of other income, net in our consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. The realized foreign currency gains were $5 million for the fiscal year ended January 31, 2023. Realized foreign currency gains and losses were not material for the fiscal years ended January 31, 2022 and January 31, 2021.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	January 31,
	2023	2022
Notional amount of foreign currency derivative contracts	$137,998	$87,097
Fair value of foreign currency derivative contracts	$137,860	$85,876

Note 8. Income Taxes
The components of income before income taxes by U.S. and foreign jurisdictions were as follows for the periods shown (in thousands):

	Fiscal year ended January 31,
	2023	2022	2021
United States	$482,885	$487,962	$378,042
Foreign	26,211	24,349	15,951
Total	$509,096	$512,311	$393,993

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction.
Provision for income taxes consisted of the following for the periods shown (in thousands):

	Fiscal year ended January 31,
	2023	2022	2021
Current provision:
Federal	$110,610	$53,426	$7,108
State	29,775	12,580	4,763
Foreign	8,507	7,837	2,825
Total current provision	148,892	73,843	14,696
Deferred (benefit) provision:
Federal	(98,923)	1,870	(816)
State	(20,755)	945	681
Foreign	(7,824)	8,264	(566)
Total deferred (benefit) provision	(127,502)	11,079	(701)
Provision for income taxes	$21,390	$84,921	$13,995

Veeva Systems Inc. | Form 10-K	67

Provision for income taxes differed from the amount computed by applying the federal statutory income tax rate of 21% for each of the fiscal years ended January 31, 2023, 2022, and 2021 to income before income taxes as a result of the following for the periods shown (in thousands):

	Fiscal year ended January 31,
	2023	2022	2021
Federal tax statutory tax rate	$106,910	$107,585	$82,739
State taxes	7,318	11,035	4,401
Tax credits	(33,463)	(25,968)	(24,617)
Stock-based compensation	(52,304)	(29,715)	(54,488)
Valuation allowance	5,654	19,402	10,269
Foreign derived intangible income deduction (FDII)	(15,811)	(3,406)	(5,134)
Other	3,086	5,988	825
Provision for income taxes	$21,390	$84,921	$13,995

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities related to the following (in thousands):

	January 31,
	2023	2022
Deferred tax assets:
Accruals and reserves	$13,137	$7,068
Capitalized expenditures	123,746	10,477
Stock-based compensation	32,536	16,615
Net operating loss carryforward	12,245	21,850
Tax credit carryforward	43,732	34,725
Lease liabilities	15,724	13,813
Other	7,890	2,955
Gross deferred tax assets	249,010	107,503
Valuation allowance	(51,685)	(48,484)
Total deferred tax assets	197,325	59,019
Deferred tax liabilities:
Intangible assets	(28,799)	(31,200)
Lease right-of-use assets	(14,192)	(12,497)
Deferred costs	(12,949)	(10,552)
Other	(6,180)	(1,889)
Total deferred tax liabilities	(62,120)	(56,138)
Net deferred tax assets	$135,205	$2,881

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We maintain a full valuation allowance against certain foreign and net California deferred tax assets as it is not more likely than not that we will recognize the future benefits of these deferred tax assets.
As of January 31, 2023, the net operating loss carryforwards for federal, state, and foreign income tax purposes were approximately $15 million, $43 million, and $25 million, respectively. The federal net operating losses do not expire, while the state and foreign net operating losses begin to expire in 2031 and 2026, respectively.
As of January 31, 2023, we had $66 million of California research and development tax credits available to offset future taxes which do not expire.
We evaluate tax positions for recognition using a more likely than not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. We classify unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as “other non-current liabilities” in the consolidated balance sheets. As of January 31, 2023, the total amount of gross unrecognized tax benefits was $31 million, of which $18 million, if recognized, would favorably impact our effective

68	Veeva Systems Inc. | Form 10-K

tax rate. The aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows for the periods shown (in thousands):

	Fiscal year ended January 31,
	2023	2022	2021
Beginning balance	$25,241	$18,628	$14,515
Increases related to tax positions taken during the prior period	971	3,218	96
Increases related to tax positions taken during the current period	4,934	4,122	4,126
Decreases related to tax positions taken during the prior period	(137)	—	(51)
Audit settlements	—	(195)	—
Lapse of statute of limitations	(296)	(532)	(58)
Ending balance	$30,713	$25,241	$18,628

Our policy is to classify interest and penalties associated with unrecognized tax benefits as a component of the provision for income taxes. Accrued interest and penalties included in our liability related to unrecognized tax benefits were $3 million, $2 million, and $1 million as of January 31, 2023, 2022, and 2021, respectively.
We file tax returns in the United States for federal, California, and other states. Fiscal years ended January 31, 2017 and forward remain open to examination for federal income tax, and fiscal years ended January 31, 2018 and forward remain open to examination for California and other states. We file tax returns in multiple foreign jurisdictions. The fiscal years ended January 31, 2018 and forward remain open to examination in these foreign jurisdictions.
Note 9. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
From the deferred revenue balance at the beginning of the respective periods, we recognized $708 million, $605 million, and $464 million of subscription services revenue during the fiscal years ended January 31, 2023, 2022, and 2021, respectively. Professional services revenue recognized in the same periods from the deferred revenue balances at the beginning of the respective periods was immaterial.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenues in future periods. We applied the practical expedient in accordance with ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) to exclude the amounts related to professional services contracts as these contracts generally have a remaining duration of one year or less.
As of January 31, 2023, approximately $1,663 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately 80% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
Unbilled Accounts Receivable
Unbilled accounts receivable consists of (i) a receivable primarily for the revenue recognized for professional services performed but not yet billed, which was $32 million and $28 million as of January 31, 2023 and January 31, 2022, respectively, and (ii) a contract asset primarily for revenue recognized from non-cancellable, multi-year orders in which fees increase annually but for which we are not contractually able to invoice until a future period, which was $50 million and $36 million as of January 31, 2023 and January 31, 2022, respectively.
Note 10. Leases
We have operating leases for corporate offices. Our leases have various expiration dates through 2034, some of which include options to extend the leases for up to nine years. Additionally, we are the sublessor for certain office space. Our sublease income for the fiscal years ended January 31, 2023, 2022, and 2021 was immaterial.
For the fiscal years ended January 31, 2023, 2022, and 2021, our operating lease expense was $16 million, $14 million, and $13 million, respectively.

Veeva Systems Inc. | Form 10-K	69

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal year ended January 31,
	2023	2022
Cash paid for operating lease liabilities	$12,908	$13,800
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$14,488	$3,848

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	January 31,
	2023	2022
Weighted Average Remaining Lease Term	6.7 years	6.0 years
Weighted Average Discount Rate	4.2%	3.7%

As of January 31, 2023, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal 2024	$8,964
Fiscal 2025	11,986
Fiscal 2026	9,964
Fiscal 2027	8,895
Fiscal 2028	8,395
Thereafter	24,259
Total operating lease payments	72,463
Less imputed interest	11,487
Total operating lease liabilities	$60,976

Note 11. Stockholders’ Equity
Common Stock
We have two classes of authorized common stock: Class A common stock and Class B common stock.
As of January 31, 2023, we had 143,693,009 shares of Class A common stock and 14,551,598 shares of Class B common stock outstanding.
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

70	Veeva Systems Inc. | Form 10-K

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

Veeva Systems Inc. | Form 10-K	71

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
2013 Equity Incentive Plan
Our board of directors adopted our 2013 Equity Incentive Plan in August 2013, and our stockholders approved it in September 2013. The 2013 Equity Incentive Plan became effective immediately on adoption although no awards were made under it until the date of our IPO on October 15, 2013, at which time our 2013 Equity Incentive Plan replaced our 2012 EIP. Our board of directors approved the amended and restated 2013 Equity Incentive Plan (as amended and restated, 2013 EIP) in March 2022, and our stockholders approved it in June 2022, at which time the amended and restated 2013 EIP took effect.
As of January 31, 2023, the number of shares of our Class A common stock available for issuance under the 2013 EIP was 40,161,454 plus any shares of our Class B common stock subject to awards under the 2012 EIP and the 2007 Plan that expire or lapse unexercised or, with respect to shares issued pursuant to such awards, are forfeited or repurchased by us after the date of our IPO on October 15, 2013. The number of shares available for issuance under the 2013 EIP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 13.75 million shares, (b) 5% of the shares of all classes of our common stock outstanding on the last business day of the prior fiscal year, or (c) the number of shares determined by our board of directors. During our fiscal year ended January 31, 2023, our board of directors determined to add 5,396,880 shares of common stock to the 2013 EIP.
2013 Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (ESPP) was adopted by our board of directors in August 2013 and our stockholders approved it in September 2013. The ESPP became effective as of our IPO registration statement on Form S-1, on October 15, 2013. Our ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (Code). The ESPP was approved with a reserve of 4 million shares of Class A common stock for future issuance under various terms provided for in the ESPP. As of January 31, 2023, the number of shares available for issuance under our ESPP was 4,897,856. The number of shares available for issuance under the ESPP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 2.2 million shares, (b) 1% of the shares of all classes of our common stock outstanding on the last business day of the prior fiscal year or (c) the number of shares determined by our board of directors. During our fiscal year ended January 31, 2023, our board of directors determined no additional shares were to be made available for issuance under the ESPP.
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

72	Veeva Systems Inc. | Form 10-K

limitations. The initial offering period for our ESPP commenced on the date of our initial public offering and ended on June 15, 2014. We have not had any open offering periods subsequent to the initial offering period.
Stock Option Activity
The 2007 Stock Plan and the 2012 EIP provided, and the 2013 EIP provides, for the issuance of incentive and nonstatutory options to employees, consultants and non-employee directors. Options issued under and outside of the 2007 Plan generally are exercisable for periods not to exceed 10 years and generally vest over four to five years. Options issued under the 2012 EIP and 2013 EIP generally are exercisable for periods not to exceed 10 years and generally vest over four years, with certain options vesting over five to nine years. A summary of stock option activity for the fiscal year ended January 31, 2023 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2022	12,090,522	$77.89	4.6	$1,964
Options granted	3,267,206	205.48
Options exercised	(3,421,303)	12.74
Options forfeited/cancelled	(433,016)	209.53
Options outstanding at January 31, 2023	11,503,409	$128.62	5.9	$705
Options vested and exercisable at January 31, 2023	5,370,570	$74.10	3.9	$549
Options vested and exercisable at January 31, 2023 and expected to vest thereafter	11,503,409	$128.62	5.9	$705

The options granted during the fiscal year ended January 31, 2023 were predominantly made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $88.25, $108.42, and $71.86 for the fiscal years ended January 31, 2023, 2022, and 2021, respectively.
As of January 31, 2023, there was $345 million in unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 2.5 years.
As of January 31, 2023, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
Our closing stock price as reported on the New York Stock Exchange as of January 31, 2023, the last trading day of fiscal year 2023 was $170.55. The total intrinsic value of options exercised was approximately $551 million for the fiscal year ended January 31, 2023.
Stock Option Valuation Assumptions
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Fiscal year ended January 31,
	2023			2022			2021
Volatility	37%	-	40%	37%	-	39%	39%	-	42%
Expected term (in years)	6.00	-	7.00	6.25			6.25	-	7.25
Risk-free interest rate	1.90%	-	4.20%	0.70%	-	1.60%	0.33%	-	1.43%
Dividend yield	—%			—%			—%

Veeva Systems Inc. | Form 10-K	73

Restricted Stock Units
The 2013 EIP provides for the issuance of RSUs to employees. RSUs issued under the 2013 EIP generally vest over one to five years. A summary of RSU activity for the fiscal year ended January 31, 2023 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2022	619,388	$175.23
RSUs granted	1,548,166	204.88
RSUs vested	(968,004)	198.24
RSUs forfeited / cancelled	(95,871)	200.97
Balance at January 31, 2023	1,103,679	194.36

As of January 31, 2023, there was a total of $168 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years. The total intrinsic value of RSUs vested was $180 million for the fiscal year ended January 31, 2023.
Note 12. Other Income
Other income, net, consisted of the following (in thousands):

	Fiscal year ended January 31,
	2023	2022	2021
Foreign currency gain (loss)	$591	$(714)	$2,275
Accretion (amortization) on investments	2,982	(7,201)	(3,082)
Interest income, net	45,860	14,730	15,859
Miscellaneous income	572	—	1,147
Other income, net	$50,005	$6,815	$16,199

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

74	Veeva Systems Inc. | Form 10-K

The numerators and denominators of the basic and diluted net income per share computations for our common stock are calculated as follows (in thousands, except per share data):

	Fiscal year ended January 31,
	2023		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income, basic	$441,425	$46,281	$386,180	$41,210	$341,866	$38,132
Denominator
Weighted average shares used in computing net income per share, basic	140,640	14,745	138,474	14,777	135,547	15,119
Net income per share, basic	$3.14	$3.14	$2.79	$2.79	$2.52	$2.52
Diluted
Numerator
Net income, basic	$441,425	$46,281	$386,180	$41,210	$341,866	$38,132
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	46,281	—	41,210	—	38,132	—
Reallocation of net income to Class B common stock	—	19,163	—	21,480	—	21,409
Net income, diluted	$487,706	$65,444	$427,390	$62,690	$379,998	$59,541
Denominator
Number of shares used for basic net income per share computation	140,640	14,745	138,474	14,777	135,547	15,119
Conversion of Class B to Class A common stock	14,745	—	14,777	—	15,119	—
Effect of potentially dilutive common shares	7,052	7,052	9,026	9,026	10,066	10,066
Weighted average shares used in computing net income per share, diluted	162,437	21,797	162,277	23,803	160,732	25,185
Net income per share, diluted	$3.00	$3.00	$2.63	$2.63	$2.36	$2.36

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Fiscal year ended January 31,
	2023	2022	2021
Options and awards	3,945,110	958,476	1,045,222

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

Veeva Systems Inc. | Form 10-K	75

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
Fact discovery is largely complete and we expect to complete expert discovery in July 2023. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of gain or loss, if any, that could result from the OpenData and Network Action, we believe that IQVIA’s claims lack merit and that our counterclaims warrant injunctive relief and monetary damages for Veeva.
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
On August 21, 2020, the District of New Jersey consolidated the Veeva Nitro Action and IQVIA Declaratory Action. Fact discovery is largely complete and we expect to complete expert discovery in July 2023.
While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, we believe that our claims warrant injunctive and declaratory relief and monetary damages for Veeva and against IQVIA.

76	Veeva Systems Inc. | Form 10-K

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
Medidata Litigation Matter
On January 26, 2017, Medidata Solutions, Inc. filed a complaint in the U.S. District Court for the Southern District of New York (Medidata Solutions, Inc. v. Veeva Systems Inc. et al. (No. 1:17-cv-00589)) against us and five individual Veeva employees who previously worked for Medidata (“Individual Employees”). The complaint alleged that we induced and conspired with the Individual Employees to breach their employment agreements, including non-compete and confidentiality provisions, and to misappropriate Medidata’s confidential and trade secret information. The complaint sought declaratory and injunctive relief, unspecified monetary damages, and attorneys’ fees. Medidata amended its complaint twice, asserting the same claims with additional factual allegations, and voluntarily dismissed the Individual Defendants without prejudice. The trial began on July 11, 2022. On July 15, 2022, after four days of jury trial, the court granted Veeva’s motion for judgment as a matter of law, thereby resolving the case in favor of Veeva. Medidata moved for reconsideration of the decision on July 29, 2022, which was denied by the court on August 18, 2022. Medidata filed an appeal in the Second Circuit Court of Appeals on January 3, 2023. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this appeal, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that Medidata’s appeal lacks merit and we plan to oppose the appeal.
Mednet Litigation Matter
On July 14, 2020, Mednet Solutions, Inc. filed a complaint in Minnesota state court (Mednet Solutions, Inc. v. Veeva Systems Inc. (No. 27-CV-20-9374)) against us and a Veeva employee who previously worked for Mednet. The complaint alleged that the employee improperly accessed Mednet’s computer systems after joining Veeva, in violation of his employment agreement to misappropriate Mednet’s confidential and trade secret information for our benefit. The complaint sought declaratory and injunctive relief, unspecified monetary damages, and attorneys’ fees.
On December 9, 2020, the case was removed to the U.S. District Court for the District of Minnesota (No. 20-cv-2502). The complaint has been amended twice to include additional factual allegations, a claim against the employee under the federal Computer Fraud and Abuse Act, and direct claims against us for misappropriation. The matter is currently in the discovery phase of litigation, with a trial set for early 2024.
While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this litigation, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that Mednet’s claims lack merit.
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

Veeva Systems Inc. | Form 10-K	77

Note 15. Revenues by Product
We group our revenues into two product areas: Commercial Solutions and R&D Solutions. Commercial Solutions revenues consist of revenues from our Veeva Commercial Cloud and Veeva Claims solutions. R&D Solutions consist of revenues from our Veeva Development Cloud, Veeva RegulatoryOne, and Veeva QualityOne solutions.
Total revenues consist of the following (in thousands):

	Fiscal year ended January 31,
	2023	2022	2021
Subscription services
Commercial Solutions	$946,252	$876,458	$744,856
R&D Solutions	786,750	607,518	434,630
Total subscription services	1,733,002	1,483,976	1,179,486
Professional services
Commercial Solutions	177,188	165,086	142,003
R&D Solutions	244,870	201,715	143,580
Total professional services	422,058	366,801	285,583
Total revenues	$2,155,060	$1,850,777	$1,465,069

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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Fiscal year ended January 31,
	2023	2022	2021
Revenues by geography
North America	$1,253,760	$1,063,770	$838,192
Europe	598,828	509,127	400,790
Asia Pacific	244,655	225,968	183,848
Middle East, Africa, and Latin America	57,817	51,912	42,239
Total revenues	$2,155,060	$1,850,777	$1,465,069

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	January 31,
	2023	2022
Long-lived assets by geography
North America	$42,003	$45,625
Europe	5,336	6,135
Asia Pacific	963	1,335
Middle East, Africa, and Latin America	1,515	1,400
Total long-lived assets	$49,817	$54,495

Note 17. 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees as well as a Registered Retirement Savings Plan (RRSP) for eligible employees in Canada. Under the 401(k) plan, we match up to $2,000 per employee per year. Under the RRSP plan, we also match up to $2,000 per

78	Veeva Systems Inc. | Form 10-K

employee per year. For the fiscal years ended January 31, 2023, 2022, and 2021, total expense related to these plans was $8 million, $7 million, and $6 million, respectively.
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Management’s Annual Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2023 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Veeva Systems Inc. | Form 10-K	79

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
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.
PART III.
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Stockholders (Proxy Statement), which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2023, and is incorporated in this report by reference.
ITEM 11.     EXECUTIVE COMPENSATION.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2023 and is incorporated in this report by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2023 and is incorporated in this report by reference.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2023 and is incorporated in this report by reference.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2023 and is incorporated in this report by reference.
PART IV.
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Documents Filed. The following documents are filed as part of, or incorporated by reference into, this Form 10-K:
1. Financial Statements. See Index to Consolidated Financial Statements under Item 7 of this Form 10-K.
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
(b) Exhibits. See Item 15(a)(3) above.
(c) Financial Statement Schedules. See Item 15(a)(2) above.

80	Veeva Systems Inc. | Form 10-K

ITEM 16.     FORM 10-K SUMMARY.
A Form 10-K summary is provided at the beginning of this document, with hyperlinked cross-references. This allows users to easily locate the corresponding items in this Form 10-K, where the disclosure is fully presented. The summary does not include certain Part III information that is incorporated by reference to the Proxy Statement.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	6/28/2021

3.2	Amended and Restated Bylaws of Veeva Systems Inc.	8-K	001-36121	3.2	6/28/2021

4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-191085	4.1	10/3/2013

4.2	Description of Capital Stock.					X

10.1	Data Processing Addendum, dated April 4, 2014, to Value-Added Reseller Agreement, between Registrant and salesforce.com, inc., as amended.	10-Q	001-36121	10.1	6/6/2014

10.2	Purchase and Sale Agreement, dated June 11, 2014, between Registrant and The Duffield Family Foundation, as amended July 16, 2014.	10-Q	001-36121	10.1	9/11/2014

10.3	Description of Non-Employee Director Compensation.	10-Q	001-36121	10.1	9/3/2021

10.4*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.	8-K	001-36121	10.1	2/1/2021

10.5*	2007 Stock Plan and forms of agreements thereunder.	S-1	333-191085	10.2	9/11/2013

10.6*	2012 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-191085	10.3	9/11/2013

10.7*	2013 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-36121	10.7	3/30/2021

10.8*	Veeva Systems Inc. 2013 Equity Incentive Plan, as amended and restated.	8-K	001-36121	10.1	6/13/2022

10.9*	2013 Employee Stock Purchase Plan.	S-1/A	333-191085	10.5	10/3/2013

10.10**	Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended December 3, 2010, December 13, 2010, April 15, 2011, August 23, 2011, September 29, 2011, April 3, 2012,May 24, 2012, March 3, 2014, and August 11, 2016.	S-1/A	333-191085	10.7	9/20/2013

10.11**	Eighth Amendment, dated March 3, 2014, to Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended.	8-K	001-36121	10.1	3/4/2014

10.12*	Offer letter, dated June 20, 2013, between Peter P. Gassner and the Registrant.	S-1	333-191085	10.8	9/11/2013

10.13*	Offer letter, dated August 14, 2012, between Jonathan W. Faddis and the Registrant.	10-Q	001-36121	10.1	6/4/2015

10.14*	Amended offer letter, dated April 26, 2022, between Jonathan W. Faddis and the Registrant.					X

Veeva Systems Inc. | Form 10-K	81

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.15	Data Processing Addendum, dated January 23, 2016, to Value-Added Reseller Agreement, between Registrant and salesforce.com, inc., as amended.	10-K	001-36121	10.17	3/31/2016

10.16	Offer letter, dated February 20, 2015, between Alan V. Mateo and the Registrant.	10-Q	001-36121	10.1	6/8/2016

10.17	Offer letter, dated January 23, 2013, between E. Nitsa Zuppas and the Registrant.	10-Q	001-36121	10.2	6/8/2016

10.18	Ninth Amendment, dated August 11, 2016, to Amended and Restated Value-Added Reseller Agreement dated September 2010, between Registrant and salesforce.com, inc., as amended.	10-Q	001-36121	10.1	9/8/2016

10.19	2013 Equity Incentive Plan Forms of Notice of Stock Option Grants to Peter P. Gassner.	10-K	001-36121	10.22	3/30/2018

10.20	Offer Letter, dated March 17, 2019, between Tom Schwenger and the Registrant.	10-Q	001-36121	10.1	6/4/2020

10.21	Offer Letter, dated April 19, 2020, between Brent Bowman and the Registrant.	8-K	001-36121	10.1	8/31/2020

10.22	Advisor Agreement, dated September 30, 2022, between Frederic Lequient and the Registrant.	10-Q	001-36121	10.1	12/7/2022

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see page 85 of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Schema Linkbase Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

82	Veeva Systems Inc. | Form 10-K

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X
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

Veeva Systems Inc. | Form 10-K	83

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 30th day of March, 2023.

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

Veeva Systems Inc. | Form 10-K	84

Signature	Title	Date

/s/ Peter P. Gassner	Chief Executive Officer and Director	March 30, 2023
Peter P. Gassner	(Principal Executive Officer)

/s/ Brent Bowman	Chief Financial Officer	March 30, 2023
Brent Bowman	(Principal Financial Officer)

/s/ Michele O'Connor	Chief Accounting Officer	March 30, 2023
Michele O'Connor	(Principal Accounting Officer)

/s/ Tim Cabral	Director	March 30, 2023
Tim Cabral

/s/ Mark Carges	Director	March 30, 2023
Mark Carges

/s/ Paul Chamberlain	Director	March 30, 2023
Paul Chamberlain

/s/ Mary Lynne Hedley	Director	March 30, 2023
Mary Lynne Hedley

/s/ Priscilla Hung	Director	March 30, 2023
Priscilla Hung

/s/ Nimrata Khatra Hunt	Director	March 30, 2023
Nimrata Khatra Hunt

/s/ Marshall Mohr	Director	March 30, 2023
Marshall Mohr

/s/ Gordon Ritter	Chairman of the Board of Directors	March 30, 2023
Gordon Ritter

/s/ Paul Sekhri	Director	March 30, 2023
Paul Sekhri

/s/ Matthew J. Wallach	Director	March 30, 2023
Matthew J. Wallach

85	Veeva Systems Inc. | Form 10-K