Form 10-Q
period 2023-04-30
VEEVA SYSTEMS INC
filed 2023-06-02
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 31, 2023, there were 145,725,595 shares of the Registrant’s Class A common stock outstanding and 14,498,275 shares of the Registrant’s Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)
(Unaudited)

	April 30, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,093,634	$886,465
Short-term investments	2,521,268	2,216,163
Accounts receivable, net of allowance for doubtful accounts of $542 and $469, respectively	412,940	703,055
Unbilled accounts receivable	38,070	82,174
Prepaid expenses and other current assets	122,222	81,456
Total current assets	4,188,134	3,969,313
Property and equipment, net	50,059	49,817
Deferred costs, net	23,166	31,825
Lease right-of-use assets	52,178	55,336
Goodwill	439,877	439,877
Intangible assets, net	77,731	82,476
Deferred income taxes	156,375	136,697
Other long-term assets	35,850	38,955
Total assets	$5,023,370	$4,804,296
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$44,404	$41,678
Accrued compensation and benefits	44,358	44,282
Accrued expenses and other current liabilities	32,269	35,306
Income tax payable	4,617	4,946
Deferred revenue	869,920	869,285
Lease liabilities	10,734	11,306
Total current liabilities	1,006,302	1,006,803
Deferred income taxes	1,407	1,492
Lease liabilities, noncurrent	47,494	49,670
Other long-term liabilities	25,104	30,079
Total liabilities	1,080,307	1,088,044
Commitments and contingencies (note 13)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 145,701,957 and 143,693,009 issued and outstanding at April 30, 2023 and January 31, 2023, respectively	2	2
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 14,498,275 and 14,551,598 issued and outstanding at April 30, 2023 and January 31, 2023, respectively	—	—
Additional paid-in capital	1,622,547	1,532,627
Accumulated other comprehensive loss	(25,759)	(31,129)
Retained earnings	2,346,273	2,214,752
Total stockholders’ equity	3,943,063	3,716,252
Total liabilities and stockholders’ equity	$5,023,370	$4,804,296

See Notes to Condensed Consolidated Financial Statements.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended April 30,
	2023	2022

Revenues:
Subscription services	$414,546	$402,632
Professional services and other	111,779	102,470
Total revenues	526,325	505,102
Cost of revenues(1):
Cost of subscription services	67,575	58,953
Cost of professional services and other	99,088	80,562
Total cost of revenues	166,663	139,515
Gross profit	359,662	365,587
Operating expenses(1):
Research and development	146,960	113,475
Sales and marketing	88,503	76,115
General and administrative	62,669	48,325
Total operating expenses	298,132	237,915
Operating income	61,530	127,672
Other income, net	30,248	2,709
Income before income taxes	91,778	130,381
Income tax (benefit) provision	(39,743)	30,266
Net income	$131,521	$100,115
Net income per share:
Basic	$0.82	$0.65
Diluted	$0.81	$0.62
Weighted-average shares used to compute net income per share:
Basic	159,852	154,514
Diluted	162,521	161,928
Other comprehensive income:
Net change in unrealized loss on available-for-sale investments	$5,428	$(10,999)
Net change in cumulative foreign currency translation loss	(58)	(1,254)
Comprehensive income	$136,891	$87,862

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$1,505	$1,277
Cost of professional services and other	12,722	9,990
Research and development	38,906	25,823
Sales and marketing	20,135	16,893
General and administrative	17,451	13,151
Total stock-based compensation	$90,719	$67,134

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended April 30, 2023
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount

Balances at beginning of period	158,244,607	$2	$1,532,627	$2,214,752	$(31,129)	$3,716,252
Issuance of common stock upon exercise of stock options	1,788,009	—	15,233	—	—	15,233
Issuance of common stock upon vesting of restricted stock units	260,782	—	—	—	—	—
Shares withheld related to net share settlement	(93,166)	—	(16,987)	—	—	(16,987)
Stock-based compensation expense	—	—	91,674	—	—	91,674
Change in other comprehensive loss	—	—	—	—	5,370	5,370
Net income	—	—	—	131,521	—	131,521
Balances at end of period	160,200,232	$2	$1,622,547	$2,346,273	$(25,759)	$3,943,063

	Three months ended April 30, 2022
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount

Balances at beginning of period	154,196,597	$2	$1,196,547	$1,727,046	$(11,958)	$2,911,637
Issuance of common stock upon exercise of stock options	482,436	—	16,291	—	—	16,291
Issuance of common stock upon vesting of restricted stock units	185,800	—	—	—	—	—
Shares withheld related to net share settlement	(66,873)	—	(14,910)	—	—	(14,910)
Stock-based compensation expense	—	—	67,395	—	—	67,395
Change in other comprehensive loss	—	—	—	—	(12,253)	(12,253)
Net income	—	—	—	100,115	—	100,115
Balances at end of period	154,797,960	$2	$1,265,323	$1,827,161	$(24,211)	$3,068,275

See Notes to Condensed Consolidated Financial Statements.

6	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended April 30,
	2023	2022

Cash flows from operating activities
Net income	$131,521	$100,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,549	7,058
Reduction of operating lease right-of-use assets	3,060	2,948
(Accretion) amortization of discount on short-term investments	(3,407)	1,056
Stock-based compensation	90,719	67,134
Amortization of deferred costs	5,052	5,993
Deferred income taxes	(21,514)	(32,432)
Loss (gain) on foreign currency from mark-to-market derivative	180	(582)
Bad debt expense	155	(25)
Changes in operating assets and liabilities:
Accounts receivable	289,960	301,482
Unbilled accounts receivable	44,104	1,295
Deferred costs	3,607	(3,079)
Prepaid expenses and other current and long-term assets	(36,298)	(7,563)
Accounts payable	1,955	5,121
Accrued expenses and other current liabilities	(3,344)	(2,336)
Income taxes payable	(329)	43,223
Deferred revenue	(1,221)	(7,471)
Operating lease liabilities	(2,693)	(2,031)
Other long-term liabilities	(3,120)	1,121
Net cash provided by operating activities	505,936	481,027
Cash flows from investing activities
Purchases of short-term investments	(612,492)	(572,344)
Maturities and sales of short-term investments	318,056	196,190
Long-term assets	(2,958)	(2,333)
Net cash used in investing activities	(297,394)	(378,487)
Cash flows from financing activities
Proceeds from exercise of common stock options	15,233	16,291
Taxes paid related to net share settlement of equity awards	(16,625)	(14,999)
Net cash (used in) provided by financing activities	(1,392)	1,292
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	19	(1,874)
Net change in cash, cash equivalents, and restricted cash	207,169	101,958
Cash, cash equivalents, and restricted cash at beginning of period	889,650	1,141,225
Cash, cash equivalents, and restricted cash at end of period	$1,096,819	$1,243,183

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$1,093,634	$1,239,998
Restricted cash included in other long-term assets	3,185	3,185
Total cash, cash equivalents, and restricted cash at end of period	$1,096,819	$1,243,183

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$1,034	$18,189
Excess tax benefits from employee stock plans	$62,089	$4,907
Non-cash investing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$791	$(438)

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

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
Principles of Consolidation and Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting and include the accounts of our wholly-owned subsidiaries after elimination of intercompany accounts and transactions. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed on March 30, 2023. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.
The unaudited condensed consolidated balance sheet as of January 31, 2023 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive income, and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2024 or any other period.
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

Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. Under the previous standard, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The new standard is effective for this fiscal year beginning on February 1, 2023. We adopted the new standard as of February 1, 2023 and there was no material impact to our financial statements.
Note 2. Short-Term Investments
As of April 30, 2023, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$50,998	$17	$(70)	$50,945
Asset-backed securities	494,106	681	(4,658)	490,129
Commercial paper	97,755	—	(226)	97,529
Corporate notes and bonds	1,257,327	2,451	(13,832)	1,245,946
Foreign government bonds	22,733	37	(402)	22,368
Municipal securities	61,247	76	(652)	60,671
U.S. agency obligations	74,067	126	(324)	73,869
U.S. treasury securities	484,575	374	(5,138)	479,811
Total available-for-sale securities	$2,542,808	$3,762	$(25,302)	$2,521,268

As of January 31, 2023, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$37,998	$31	$(66)	$37,963
Asset-backed securities	448,081	585	(5,708)	442,958
Commercial paper	155,097	8	(580)	154,525
Corporate notes and bonds	1,224,195	1,649	(17,880)	1,207,964
Foreign government bonds	24,654	13	(516)	24,151
U.S. agency obligations	32,995	4	(594)	32,405
U.S. treasury securities	321,946	265	(6,014)	316,197
Total available-for-sale securities	$2,244,966	$2,555	$(31,358)	$2,216,163

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	April 30, 2023	January 31, 2023
Due in one year or less	$962,994	$849,673
Due in greater than one year	1,558,274	1,366,490
Total	$2,521,268	$2,216,163

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. It is more likely than not we will hold the securities until maturity or a recovery of the cost basis.

Veeva Systems Inc. | Form 10-Q	9

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of April 30, 2023 (in thousands):

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Certificates of deposits	$31,937	$(62)	$4,992	$(8)
Asset-backed securities	270,926	(2,516)	103,232	(2,142)
Commercial paper	97,529	(226)	—	—
Corporate notes and bonds	586,325	(5,280)	347,275	(8,552)
Foreign government bonds	10,663	(113)	7,049	(289)
Municipal securities	28,791	(217)	18,787	(435)
U.S. agency obligations	29,645	(60)	24,734	(264)
U.S. treasury securities	350,782	(3,305)	41,103	(1,833)

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of January 31, 2023 (in thousands):

	Less than 12 months		Greater than 12 months
	Fair value	Gross unrealized losses	Fair Value	Gross unrealized losses
Certificates of deposits	$15,934	$(66)	$—	$—
Asset-backed securities	293,854	(3,219)	78,279	(2,489)
Commercial paper	144,741	(580)	—	—
Corporate notes and bonds	604,264	(6,801)	370,969	(11,079)
Foreign government bonds	11,284	(126)	11,827	(390)
U.S. agency obligations	4,941	(61)	24,461	(533)
U.S. treasury securities	210,246	(3,661)	63,422	(2,353)

Note 3. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $23 million and $32 million as of April 30, 2023 and January 31, 2023, respectively. Amortization expense for the deferred costs included in sales and marketing expenses in the condensed consolidated statements of comprehensive income was $5 million for the three months ended April 30, 2023 and $6 million for the three months ended April 30, 2022. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 4. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	April 30, 2023	January 31, 2023
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	22,392
Equipment and computers	2,220	2,233
Furniture and fixtures	13,968	13,995
Leasehold improvements	18,740	18,986
Construction in progress	1,859	302
	83,203	81,932
Less accumulated depreciation	(33,144)	(32,115)
Total property and equipment, net	$50,059	$49,817

Total depreciation expense was $1 million for the three months ended April 30, 2023 and $2 million for the three months ended April 30, 2022. Land is not depreciated.

10	Veeva Systems Inc. | Form 10-Q

Note 5. Goodwill and Intangible Assets
Goodwill was $440 million as of April 30, 2023 and January 31, 2023.
The following schedule presents the details of intangible assets as of April 30, 2023 (dollar amounts in thousands):

	April 30, 2023
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(17,449)	$11,131	2.7
Customer relationships	113,157	(53,089)	60,068	5.9
Trade name/trademarks	13,900	(9,929)	3,971	1.5
Other intangibles	21,405	(18,844)	2,561	2.8
Total intangible assets	$177,042	$(99,311)	$77,731

The following schedule presents the details of intangible assets as of January 31, 2023 (dollar amounts in thousands):

	January 31, 2023
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(16,418)	$12,162	2.9
Customer relationships	113,157	(50,293)	62,864	6.1
Trade name/trademarks	13,900	(9,285)	4,615	1.8
Other intangibles	21,405	(18,570)	2,835	3.0
Total intangible assets	$177,042	$(94,566)	$82,476

Amortization expense associated with intangible assets was $5 million for the three months ended April 30, 2023 and 2022.
As of April 30, 2023, the estimated amortization expense for intangible assets was as follows (in thousands):

Fiscal Year	Estimated amortization expense
Remaining for 2024	$14,713
2025	18,557
2026	14,147
2027	8,922
2028	7,778
Thereafter	13,614
Total	$77,731

Veeva Systems Inc. | Form 10-Q	11

Note 6. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	April 30, 2023	January 31, 2023
Accrued commissions	$6,333	$11,240
Accrued bonus	3,235	3,484
Accrued vacation (1)	8,352	6,653
Payroll tax payable	18,325	16,229
Accrued other compensation and benefits	8,113	6,676
Total accrued compensation and benefits	$44,358	$44,282
Accrued fees payable to Salesforce, Inc.	6,609	$6,653
Taxes payable	6,891	9,197
Accrued third-party professional services subcontractors' fees	1,855	2,597
Other accrued expenses	16,914	16,859
Total accrued expenses and other current liabilities	$32,269	$35,306

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of April 30, 2023 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$368,851	$—	$368,851
U.S. Treasury securities	—	19,771	19,771
Commercial paper	—	163,807	163,807
Corporate notes and bonds	—	2,294	2,294
Short-term investments:
Certificates of deposit	—	50,945	50,945
Asset-backed securities	—	490,129	490,129
Commercial paper	—	97,529	97,529
Corporate notes and bonds	—	1,245,946	1,245,946
Foreign government bonds	—	22,368	22,368
Municipal securities	—	60,671	60,671
U.S. agency obligations	—	73,869	73,869
U.S. Treasury securities	—	479,811	479,811
Foreign currency derivative contracts	—	71	71
Total financial assets	$368,851	$2,707,211	$3,076,062

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2023 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$180,895	$—	$180,895
U.S. Treasury securities	—	22,929	22,929
Corporate notes and bonds	—	6,691	6,691
Short-term investments:
Certificates of deposit	—	37,963	37,963
Asset-backed securities	—	442,958	442,958
Commercial paper	—	154,525	154,525
Corporate notes and bonds	—	1,207,964	1,207,964
Foreign government bonds	—	24,151	24,151
U.S. agency obligations	—	32,405	32,405
U.S. Treasury securities	—	316,197	316,197
Foreign currency derivative contracts	—	251	251
Total financial assets	$180,895	$2,246,034	$2,426,929

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

Balance Sheet Hedges
We enter into foreign currency forward contracts in order to hedge our foreign currency exposure. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore, we account for them at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. The realized foreign currency gains were $2 million and $4 million for the three months ended April 30, 2023 and 2022, respectively.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	April 30, 2023	January 31, 2023
Notional amount of foreign currency derivative contracts	$51,929	$137,998
Fair value of foreign currency derivative contracts	52,207	137,860

Note 8. Income Taxes
For the three months ended April 30, 2023 and 2022, our effective tax rates were (43.3)% and 23.2%, respectively. During the three months ended April 30, 2023, as compared to the prior year period, our effective tax rate decreased primarily due to the increase in excess tax benefits related to equity compensation. We recognized excess tax benefits in our provision for income taxes of $64 million and $5 million for the three months ended April 30, 2023 and 2022, respectively. The increase in excess tax benefits during the three months ended April 30, 2023 was primarily due to our Chief Executive Officer’s exercise of stock options in connection with a previously announced plan.
Note 9. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Of the beginning deferred revenue balance for the respective periods, we recognized $354 million of subscription services revenue for the three months ended April 30, 2023, and $294 million for the three months ended April 30, 2022. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was immaterial.
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
As of April 30, 2023, approximately $1,225 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately 92% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
Unbilled Accounts Receivable
As of January 31, 2023, unbilled accounts receivable consisted of (i) a receivable of $32 million primarily for revenue recognized for professional services performed but not yet billed and (ii) a contract asset of $50 million primarily for revenue recognized from non-cancellable, multi-year orders in which fees increase annually but for which we are not contractually able to invoice until a future period.
As of April 30, 2023, unbilled accounts receivable consisted of (i) a receivable of $33 million primarily for revenue recognized for professional services performed but not yet billed and (ii) a contract asset of $5 million primarily related to professional services performed but for which we were not contractually able to invoice until a future period.
Since February 1, 2023, our master subscription agreements that govern multi-year orders generally include a termination for convenience right for our customers, which reduced the non-cancellable term of such orders. This

14	Veeva Systems Inc. | Form 10-Q

resulted in a decrease to our contract asset balance from such orders. The contract asset balance from such orders was immaterial as of April 30, 2023.
Note 10. Leases
We have operating leases for our corporate offices. Our leases have various expiration dates through 2034, some of which include options to extend the leases for up to nine years. Additionally, we are the sublessor for certain office space. Our sublease income for each of the three months ended April 30, 2023 and 2022 was immaterial.
For the three months ended April 30, 2023 and 2022, our operating lease expense was $4 million and $3 million, respectively.
Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended April 30,
	2023	2022
Cash paid for operating lease liabilities	$3,295	$2,566
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	—	1,599

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	April 30, 2023	January 31, 2023
Weighted Average Remaining Lease Term	6.6 years	6.7 years
Weighted Average Discount Rate	4.2%	4.2%

As of April 30, 2023, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year
Remaining for 2024	$5,645
2025	11,962
2026	9,950
2027	8,899
2028	8,412
Thereafter	24,245
Total operating lease payments	69,113
Less imputed interest	(10,885)
Total operating lease liabilities	$58,228

Veeva Systems Inc. | Form 10-Q	15

Note 11. Stockholders’ Equity
Automatic Conversion

As of April 30, 2023, we had 145,701,957 shares of Class A common stock and 14,498,275 shares of Class B common stock outstanding.
All the outstanding shares of Class B common stock will automatically convert into shares of Class A common stock upon the earliest to occur of the following: (i) the election of the holders of a majority of the then-outstanding shares of Class B common stock or (ii) October 15, 2023. Following such conversion, each share of common stock will have one vote per share and the rights of the holders of all outstanding common stock will be identical.
Stock Option Activity
A summary of stock option activity for the three months ended April 30, 2023 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2023	11,503,409	$128.62	5.9	$705
Options granted	2,337,326	179.63
Options exercised	(1,788,009)	8.52
Options forfeited/cancelled	(176,500)	191.89
Options outstanding at April 30, 2023	11,876,226	$155.80	7.3	$459
Options vested and exercisable at April 30, 2023	4,791,383	$125.26	5.8	$316
Options vested and exercisable at April 30, 2023 and expected to vest thereafter	11,876,226	$155.80	7.3	$459

The options granted during the three months ended April 30, 2023 were predominantly made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $80.51 per option for the three months ended April 30, 2023.
As of April 30, 2023, there was $483 million in unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 2.9 years.
As of April 30, 2023, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
The total intrinsic value of options exercised was approximately $303 million for the three months ended April 30, 2023.

16	Veeva Systems Inc. | Form 10-Q

Stock Option Valuation Assumptions
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended April 30,
	2023			2022
Volatility	39%	-	40%	37%	-	38%
Expected term (in years)	6.25	-	7.00	6.00	-	7.00
Risk-free interest rate	3.34%	-	3.99%	1.86%	-	2.82%
Dividend yield	—%			—%

Restricted Stock Units
A summary of restricted stock unit (RSU) activity for the three months ended April 30, 2023 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2023	1,103,679	$194.36
RSUs granted	1,080,491	179.56
RSUs vested	(260,782)	198.77
RSUs forfeited/cancelled	(37,647)	188.90
Balance at April 30, 2023	1,885,741	185.38

As of April 30, 2023, there was a total of $300 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years. The total intrinsic value of RSUs vested was $48 million for the three months ended April 30, 2023.
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

The numerators and denominators of the basic and diluted net income per share computations for our common stock are calculated as follows (in thousands, except per share data):

	Three months ended April 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic
Numerator
Net income, basic	$119,574	$11,947	$90,548	$9,567
Denominator
Weighted average shares used in computing net income per share, basic	145,332	14,520	139,749	14,765
Net income per share, basic	$0.82	$0.82	$0.65	$0.65
Diluted
Numerator
Net income, basic	$119,574	$11,947	$90,548	$9,567
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	11,947	—	9,567	—
Reallocation of net income to Class B common stock	—	1,964	—	4,146
Net income, diluted	$131,521	$13,911	$100,115	$13,713
Denominator
Number of shares used for basic net income per share computation	145,332	14,520	139,749	14,765
Conversion of Class B to Class A common stock	14,520	—	14,765	—
Effect of potentially dilutive common shares	2,669	2,669	7,414	7,414
Weighted average shares used in computing net income per share, diluted	162,521	17,189	161,928	22,179
Net income per share, diluted	$0.81	$0.81	$0.62	$0.62

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three months ended April 30,
	2023	2022
Options and awards	5,749,358	2,295,241

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

18	Veeva Systems Inc. | Form 10-Q

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
Fact discovery is largely complete and we expect to complete expert discovery by the end of October 2023. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, and we are unable to make a meaningful estimate of the amount or range of gain or loss, if any, that could result from the OpenData and Network Action, we believe that IQVIA’s claims lack merit and that our counterclaims warrant injunctive relief and monetary damages for Veeva.
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
On August 21, 2020, the District of New Jersey consolidated the Veeva Nitro Action and IQVIA Declaratory Action. Fact discovery is largely complete and we expect to complete expert discovery by the end of October 2023.
While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, we believe that our claims warrant injunctive and declaratory relief and monetary damages for Veeva and against IQVIA.

Veeva Systems Inc. | Form 10-Q	19

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
Medidata Litigation Matter
On January 26, 2017, Medidata Solutions, Inc. filed a complaint in the U.S. District Court for the Southern District of New York (Medidata Solutions, Inc. v. Veeva Systems Inc. et al. (No. 1:17-cv-00589)) against us and five individual Veeva employees who previously worked for Medidata (“Individual Employees”). The complaint alleged that we induced and conspired with the Individual Employees to breach their employment agreements, including non-compete and confidentiality provisions, and to misappropriate Medidata’s confidential and trade secret information. The complaint sought declaratory and injunctive relief, unspecified monetary damages, and attorneys’ fees. Medidata amended its complaint twice, asserting the same claims with additional factual allegations, and voluntarily dismissed the Individual Defendants without prejudice. The trial began on July 11, 2022. On July 15, 2022, after four days of jury trial, the court granted Veeva’s motion for judgment as a matter of law, thereby resolving the case in favor of Veeva. Medidata moved for reconsideration of the decision on July 29, 2022, which was denied by the court on August 18, 2022. Medidata filed an appeal in the Second Circuit Court of Appeals on January 3, 2023, to which we filed our opposition on April 4, 2023 and Medidata responded on May 25, 2023. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this appeal, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that Medidata’s appeal lacks merit.

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

20	Veeva Systems Inc. | Form 10-Q

Note 14. Revenues by Product
We group our revenues into two product areas: Commercial Solutions and R&D Solutions. Commercial Solutions revenues consist of revenues from our Veeva Commercial Cloud and Veeva Claims solutions. R&D Solutions consist of revenues from our Veeva Development Cloud, Veeva RegulatoryOne, and Veeva QualityOne solutions.
Total revenues consist of the following (in thousands):

	Three months ended April 30,
	2023	2022
Subscription services
Commercial Solutions	$239,324	$227,724
R&D Solutions	175,222	174,908
Total subscription services	$414,546	$402,632
Professional services
Commercial Solutions	$44,864	$43,321
R&D Solutions	66,915	59,149
Total professional services	$111,779	$102,470
Total revenues	$526,325	$505,102

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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended April 30,
	2023	2022
Revenues by geography
North America	$313,975	$294,771
Europe	142,423	138,962
Asia Pacific	55,577	57,713
Middle East, Africa, and Latin America	14,350	13,656
Total revenues	$526,325	$505,102

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	April 30, 2023	January 31, 2023
Long-lived assets by geography
North America	$42,593	$42,003
Europe	5,179	5,336
Asia Pacific	880	963
Middle East, Africa, and Latin America	1,407	1,515
Total long-lived assets	$50,059	$49,817

Veeva Systems Inc. | Form 10-Q	21

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
Overview
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. Our offerings span cloud software, data, analytics, professional services, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development to commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. For a more detailed description of our business and products as of January 31, 2023, please see our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed on March 30, 2023.

Our solutions are grouped into two major product categories—Veeva Development Cloud and Veeva Commercial Cloud. Solutions formerly categorized as Veeva Data Cloud (Veeva Compass, Veeva Link, and Veeva OpenData) are now part of the Veeva Commercial Cloud offerings. For financial reporting purposes, revenues associated with our Veeva Commercial Cloud and Veeva Claims solutions are classified as “Commercial Solutions” revenues, and revenues associated with our Veeva Development Cloud, Veeva RegulatoryOne, and Veeva QualityOne solutions are classified as “R&D Solutions” revenues.
In our fiscal year ended January 31, 2023, we derived approximately 55% and 45% of our subscription services revenues and 52% and 48% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. For the three months ended April 30, 2023, we derived approximately 58% and 42% of our subscription services revenues and 54% and 46% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. Revenues associated with our R&D Solutions are expected to increase as a percentage of both subscription services revenues and total revenues in the future.
For our fiscal years ended January 31, 2023, 2022, and 2021, our total revenues were $2,155 million, $1,851 million, and $1,465 million, respectively, representing year-over-year growth in total revenues of 16% in our fiscal year ended January 31, 2023 and 26% in our fiscal year ended January 31, 2022. For our fiscal years ended January 31, 2023, 2022, and 2021, our subscription services revenues were $1,733 million, $1,484 million, and $1,179 million, respectively, representing year-over-year growth in subscription services revenues of 17% in our fiscal year ended January 31, 2023, and 26% in our fiscal year ended January 31, 2022. We expect the growth rate of our total revenues and subscription services revenues for the fiscal year ending January 31, 2024 to decline compared to the prior fiscal year. We generated net income of $488 million, $427 million, and $380 million for our fiscal years ended January 31, 2023, 2022, and 2021, respectively.
As of January 31, 2023, 2022, and 2021, we served 1,388, 1,205, and 993 customers, respectively. As of January 31, 2023, 2022, and 2021, we had 684, 653, and 572 Commercial Solutions customers, respectively, and 1,025, 860, and 664 R&D Solutions customers, respectively. These customer count totals are net of customer attrition during each period. The combined customer counts for Commercial Solutions and R&D Solutions exceed the total customer count in each year because some customers subscribe to products in both areas. Commercial Solutions consist of our cloud software, data, and analytics products built specifically to more efficiently and effectively commercialize our customers’ products. R&D Solutions consist of our clinical, quality, regulatory, and safety products. Many of our applications for R&D are used by smaller, earlier stage, pre-commercial companies, some of which may not reach the commercialization stage. Thus, the potential number of R&D Solutions customers is higher than the potential number of Commercial Solutions customers.
For the three months ended April 30, 2023 and 2022, our total revenues were $526 million and 505 million, respectively, representing year-over-year growth in total revenues of 4%. For the three months ended April 30, 2023 and 2022, our subscription services revenues were $415 million and $403 million, respectively, representing year-

22	Veeva Systems Inc. | Form 10-Q

over-year growth in subscription services revenues of 3%. We generated net income of $132 million and $100 million for the three months ended April 30, 2023 and 2022, respectively.
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
We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training, and managed services related to our solutions and services related to our Veeva Business Consulting offering. For the three months ended April 30, 2023, subscription services revenues constituted 79% of total revenues and professional services and other revenues constituted 21% of total revenues.
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
New subscription orders for our Veeva CRM application generally have a one-year term. If a customer adds end users or additional Commercial Solutions to an existing order for our Veeva CRM application, such additional orders will generally be coterminous with the anniversary date of the Veeva CRM order, and as a result, orders for additional end users or additional Commercial Solutions will commonly have an initial term of less than one year.

Veeva Systems Inc. | Form 10-Q	23

Particularly with respect to our R&D Solutions, we have entered into a number of orders with multi-year terms. The fees associated with such orders are typically not based on the number of end-users and typically escalate over the term of such orders at a pre-agreed rate to account for, among other factors, implementation and adoption timing and planned increased usage by the customer. When such multi-year orders are non-cancellable (other than for cause), we recognize the total contracted revenue ratably over the multi-year term of the order. For such non-cancellable orders, when the amounts we are entitled to invoice in any period pursuant to multi-year orders with escalating fees are less than the revenue recognized, we accrue an unbilled accounts receivable balance (a contract asset) related to such orders. In the same scenario, the net deferred revenue we would record in connection with such orders will be less because we will be recognizing more revenue than we bill earlier in the term of such multi-year orders. Since February 1, 2023, our master subscription agreements that govern multi-year orders generally include a termination for convenience right for our customers. The addition of termination for convenience rights in such master subscription agreements changes the timing of revenue recognition for orders governed by these master subscription agreements and will reduce our unbilled revenue balance from such orders, as well as reduce our revenue for the fiscal year ending January 31, 2024. Starting in our fiscal year ending January 31, 2025, the amount of revenue recognized from such orders will generally be consistent with the amount invoiced for the relevant term of the order.
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

24	Veeva Systems Inc. | Form 10-Q

Allocated Overhead
We accumulate certain costs such as building depreciation, office rent, utilities, and other facilities costs and allocate them across the various departments based on headcount. We refer to these costs as “allocated overhead.”
Cost of Revenues
Cost of subscription services revenues for all of our solutions consists of expenses related to our computing infrastructure provided by third parties, including Salesforce, Inc. and Amazon Web Services, personnel related costs associated with hosting our subscription services and providing support, including our data stewards, data acquisition and third-party contractor costs related to our data products, expenses associated with computer equipment and software, and allocated overhead. We intend to continue to invest additional resources in our subscription services to enhance our product offerings and increase our delivery capacity.
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
Other Income, Net
Other income, net, consists primarily of interest income, amortization of premiums paid on investments, and transaction gains or losses on foreign currency, net of hedging costs.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended April 30,
	2023	2022

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$414,546	$402,632
Professional services and other	111,779	102,470
Total revenues	526,325	505,102
Cost of revenues(1):
Cost of subscription services	67,575	58,953
Cost of professional services and other	99,088	80,562
Total cost of revenues	166,663	139,515
Gross profit	359,662	365,587
Operating expenses(1):
Research and development	146,960	113,475
Sales and marketing	88,503	76,115
General and administrative	62,669	48,325
Total operating expenses	298,132	237,915
Operating income	61,530	127,672
Other income, net	30,248	2,709
Income before income taxes	91,778	130,381
Provision for income taxes	(39,743)	30,266
Net income	$131,521	$100,115
(1) Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,505	$1,277
Cost of professional services and other	12,722	9,990
Research and development	38,906	25,823
Sales and marketing	20,135	16,893
General and administrative	17,451	13,151
Total stock-based compensation	$90,719	$67,134

Revenues

	Three months ended April 30,
	2023	2022	% Change

	(dollars in thousands)
Revenues:
Subscription services	$414,546	$402,632	3%
Professional services and other	111,779	102,470	9%
Total revenues	$526,325	$505,102	4%
Percentage of revenues:
Subscription services	79%	80%
Professional services and other	21%	20%
Total revenues	100%	100%

Total revenues for the three months ended April 30, 2023 increased $21 million, of which $12 million was from growth in subscription services revenues attributable to Commercial Solutions. The growth of subscription services revenue attributable to R&D Solutions was reduced by the addition of termination for convenience rights in master subscription agreements that govern multi-year orders relating to these products. The geographic mix of

26	Veeva Systems Inc. | Form 10-Q

subscription services revenues was 59% from North America, 26% from Europe, and 15% from other locations, primarily Asia Pacific, for the three months ended April 30, 2023, as compared to 57% from North America, 28% from Europe, and 15% from other locations, primarily Asia Pacific, for the three months ended April 30, 2022.
Since February 1, 2023, our master subscription agreements that govern multi-year orders generally include a termination for convenience right for our customers. In the fiscal year ending January 31, 2024, the addition of termination for convenience rights in such master subscription agreements changes the timing of revenue recognition for such orders governed by these master subscription agreements and will reduce our revenue for the fiscal year. Our contracting terms incorporates an annual inflation adjustment, which will raise the price to each customer upon such customer entering into a new or renewal order form after April 1, 2023 by the lower of 4% or the Consumer Price Index (All Urban Consumer, US City Average, All Items Index) published by the U.S. Bureau of Labor and Statistics for the month of August of the prior calendar year. We do not expect the annual inflation adjustment to have a significant impact to revenue for the fiscal year ending January 31, 2024.
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
Professional services and other revenues for the three months ended April 30, 2023 increased $9 million. The increase was primarily due to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our R&D Solutions. Demand for our business consulting services also contributed to the growth for the period. The geographic mix of professional services and other revenues was 62% from North America, 31% from Europe, and 7% from other locations, primarily Asia Pacific, for the three months ended April 30, 2023, as compared to 65% from North America, 28% from Europe, and 7% from other locations, primarily Asia Pacific, for the three months ended April 30, 2022.
Costs and Expenses
Note that in light of the worldwide labor market conditions and inflationary pressure, our global compensation increases in connection with our annual compensation review process, which took place in the last month of our fiscal quarter ended April 30, 2022, were higher than previous years. These compensation changes increased our employee-related expenses, which impacted all of the cost and expense categories discussed below. The magnitude of global compensation increases taking place during our fiscal quarter ended April 30, 2023, were less than the percentage increases in the previous year.
Cost of Revenue and Gross Margin

	Three months ended April 30,
	2023	2022	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$67,575	$58,953	15%
Cost of professional services and other	99,088	80,562	23%
Total cost of revenues	$166,663	$139,515	19%
Gross margin percentage:
Subscription services	84%	85%
Professional services and other	11%	21%
Total gross margin percentage	68%	72%
Gross profit	$359,662	$365,587	(2)%

Cost of revenues for the three months ended April 30, 2023 increased $27 million, of which $9 million was related to an increase in cost of subscription services. The increase in cost of subscription services was primarily due to

Veeva Systems Inc. | Form 10-Q	27

increases of $4 million related to costs of our data products and solutions, $2 million in computing infrastructure costs, and $2 million in employee compensation-related costs.
We expect cost of subscription services to increase in absolute dollars in the near term due to increased usage of our subscription services and increased data costs related to our data solutions.
Cost of professional services and other for the three months ended April 30, 2023 increased $19 million, primarily due to a $14 million increase in employee compensation-related costs (which includes an increase of $3 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period. The remaining $5 million increase was due to increased travel and entertainment costs related to resuming in-person events.
We expect cost of professional services and other to increase in absolute dollars in the near term as we continue to add personnel to our global professional services organization.
Gross margin for the three months ended April 30, 2023 and 2022 was 68% and 72%, respectively. The decrease compared to the same period in the prior fiscal year was due to higher employee compensation-related costs and higher travel costs related to in-person events for professional services, as well as the reduction in revenue due to the addition of termination for convenience rights in our master subscription agreements, as discussed in “Components of Results of Operations—Revenues.”
Operating Expenses and Operating Margin
Operating expenses include research and development, sales and marketing, and general and administrative expenses. As we continue to invest in our growth through hiring, we expect operating expenses and stock-based compensation to increase in the fiscal year ending January 31, 2024. We expect our operating margin to decrease in the fiscal year ending January 31, 2024 due to these increases in operating expenses and the expected reduction in revenue due to the addition of termination for convenience rights in our master subscription agreements, as discussed in “Components of Results of Operations—Revenues.”
Research and Development

	Three months ended April 30,
	2023	2022	% Change

	(dollars in thousands)
Research and development	$146,960	$113,475	30%
Percentage of total revenues	28%	22%

Research and development expenses for the three months ended April 30, 2023 increased $33 million, primarily due to an increase of $32 million in employee compensation-related costs (which includes an increase of $13 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by headcount increases. The expansion of our headcount in research and development was to support development work for the increased number of products that we offer or may offer in the future.
We expect research and development expenses to increase in the fiscal year ending January 31, 2024, primarily due to headcount expansion and continued investment in our product offerings.
Sales and Marketing

	Three months ended April 30,
	2023	2022	% Change

	(dollars in thousands)
Sales and marketing	$88,503	$76,115	16%
Percentage of total revenues	17%	15%

Sales and marketing expenses for the three months ended April 30, 2023 increased $12 million, primarily due to an increase of $7 million in employee compensation-related costs (which includes an increase of $3 million in stock-

28	Veeva Systems Inc. | Form 10-Q

based compensation). The increase in employee compensation-related costs is primarily driven by headcount increases. There was also an increase of $4 million related to marketing program costs as in-person events resumed.
We expect sales and marketing expenses to increase in the fiscal year ending January 31, 2024, primarily due to employee-related expenses as we increase our headcount to support our sales and marketing efforts associated with our product offerings and our continued expansion of our sales capacity across all our solutions. Additionally, we expect travel and entertainment costs to continue increasing for the remainder of the fiscal year ending January 31, 2024 compared to our previous fiscal year.
General and Administrative

	Three months ended April 30,
	2023	2022	% Change

	(dollars in thousands)
General and administrative	$62,669	$48,325	30%
Percentage of total revenues	12%	10%

General and administrative expenses for the three months ended April 30, 2023 increased $14 million, primarily due to an increase of $12 million in employee compensation-related costs (which includes an increase of $4 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by headcount increases.
We expect general and administrative expenses to increase in the fiscal year ending January 31, 2024 as a result of headcount expansion, investments in our information technology infrastructure, and third-party fees, including fees associated with ongoing litigation.
Other Income, Net

	Three months ended April 30,
	2023	2022	% Change

	(dollars in thousands)
Other income, net	$30,248	$2,709	1,017%

Other income, net, for the three months ended April 30, 2023 increased $28 million, primarily due to an increase of $23 million in interest income. This increase was primarily due to higher investment asset balances as well as increases in interest rates within our investment portfolio.
We expect other income, net, to continue to increase for the remainder of the fiscal year ending January 31, 2024 primarily as a result of higher interest rates.
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

Veeva Systems Inc. | Form 10-Q	29

Provision for Income Taxes

	Three months ended April 30,
	2023	2022	% Change

	(dollars in thousands)
Income before income taxes	$91,778	$130,381	(30)%
Income tax (benefit) provision	$(39,743)	$30,266	(231)%
Effective tax rate	(43.3)%	23.2%

The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes, tax credits, equity compensation, foreign income subject to taxation in the United States, and foreign derived intangible income tax deduction. Future tax rates could be affected by changes in tax laws and regulations or by rulings in tax related litigation, as may be applicable. We will continue to identify and analyze other applicable changes in tax laws in the United States and abroad.
For the three months ended April 30, 2023 and 2022, our effective tax rates were (43.3)% and 23.2%, respectively. During the three months ended April 30, 2023 as compared to the prior year period, our effective tax rate decreased primarily due to the increase in excess tax benefits related to equity compensation. We recognized excess tax benefits in our provision for income taxes of $64 million and $5 million for the three months ended April 30, 2023 and 2022, respectively. The increase in excess tax benefits during the three months ended April 30, 2023 was primarily due to our Chief Executive Officer’s exercise of stock options in connection with a previously announced plan.
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
•Excess tax benefits. Excess tax benefits from employee stock plans are dependent on previously agreed-upon equity grants to our employees, vesting of those grants, stock price, and exercise behavior of our employees, which can fluctuate from quarter to quarter. For example, excess tax benefits for the quarters ended January 31 and April 30, 2023 were higher than normal primarily due to our Chief Executive Officer’s exercise of stock options in connection with a previously announced trading plan. Because these fluctuations are not directly related to our business operations, we exclude excess tax benefits for our internal management reporting processes. Our management also finds it useful to exclude excess tax benefits when assessing the level of cash provided by operating activities. Given the nature of the excess tax benefits, we believe excluding it allows investors to make meaningful comparisons between our operating cash flows from quarter to quarter and those of other companies.
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

30	Veeva Systems Inc. | Form 10-Q

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
The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended April 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities on a GAAP basis	$505,936	$481,027
Excess tax benefits from employee stock plans	(62,089)	(4,907)
Net cash provided by operating activities on a non-GAAP basis	$443,847	$476,120
Net cash used in investing activities on a GAAP basis	$(297,394)	$(378,487)
Net cash (used in) provided by financing activities on a GAAP basis	$(1,392)	$1,292

Operating income on a GAAP basis	$61,530	$127,672
Stock-based compensation expense	90,719	67,134
Amortization of purchased intangibles	4,746	4,746
Operating income on a non-GAAP basis	$156,995	$199,552
Net income on a GAAP basis	$131,521	$100,115
Stock-based compensation expense	90,719	67,134
Amortization of purchased intangibles	4,746	4,746
Income tax effect on non-GAAP adjustments(1)	(79,064)	(12,209)
Net income on a non-GAAP basis	$147,922	$159,786
Diluted net income per share on a GAAP basis	$0.81	$0.62
Stock-based compensation expense	0.56	0.41
Amortization of purchased intangibles	0.03	0.03
Income tax effect on non-GAAP adjustments(1)	(0.49)	(0.07)
Diluted net income per share on a non-GAAP basis	$0.91	$0.99
(1) For the three months ended April 30, 2023 and 2022, we used an estimated annual effective non-GAAP tax rate of 21%.

Veeva Systems Inc. | Form 10-Q	31

Liquidity and Capital Resources

	Three months ended April 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$505,936	$481,027
Net cash used in investing activities	(297,394)	(378,487)
Net cash (used in) provided by financing activities	(1,392)	1,292
Effect of exchange rate changes on cash and cash equivalents	19	(1,874)
Net change in cash and cash equivalents	$207,169	$101,958

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. As of April 30, 2023, our cash, cash equivalents, and short-term investments totaled $3.6 billion, of which $42 million represented cash and cash equivalents held outside of the United States.
Our primary use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, investments in our information technology infrastructure, and general operating expenses for marketing, facilities, and overhead costs. Long-term cash requirements for items other than normal operating expenses could include the following: the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures.
Our non-U.S. cash and cash equivalents are not considered indefinitely reinvested outside the United States, except in certain designated jurisdictions. As of April 30, 2023, we have not recorded any taxes, such as withholding taxes, associated with the foreign earnings that are indefinitely reinvested outside of the United States. Under currently enacted tax laws, if we were to choose to repatriate the funds we have designated as indefinitely reinvested outside the United States, such amounts may be subject to certain jurisdictional taxes (e.g., withholding taxes).
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
Net cash provided by operating activities was $506 million for the three months ended April 30, 2023 compared to $481 million provided by operating activities for the three months ended April 30, 2022. The $25 million increase was primarily due to increased sales and the related cash collections, partially offset by higher operating expenses due to increases in headcount.

32	Veeva Systems Inc. | Form 10-Q

The cash flows from operating activities for the three months ended April 30, 2023 represent a significant portion of the cash flows from operating activities that we expect during our fiscal year ending January 31, 2024. As a result, we expect cash flows from operating activities to be substantially less in future quarterly periods of this fiscal year. Moreover, we anticipate our cash flows from operating activities for the fiscal year ending January 31, 2024 to be impacted by tax payments relating to the Tax Cuts and Jobs Act of 2017, which eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years. Our cash flows from operating activities are expected to be reduced by approximately $90 million in the fiscal year ending January 31, 2024. The requirement may also reduce our cash flows from operating activities in future periods, the amounts and specific periods of which we are unable to estimate at this time.
Investing Activities
Investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Net cash used in investing activities was $297 million for the three months ended April 30, 2023 compared to $378 million used in investment activities for the three months ended April 30, 2022. The $81 million decrease in cash used in investing activities was mainly due to the net decrease in purchases of investments for the three months ended April 30, 2023.
Financing Activities
Financing activities relate primarily to stock option exercises and taxes paid on behalf of employees related to the net share settlement of RSUs.
Net cash used in financing activities was $1 million for the three months ended April 30, 2023 compared to $1 million provided by financing activities for the three months ended April 30, 2022. The $2 million change in cash used in financing activities was primarily related to an increase in cash used to pay employee taxes related to the net share settlement of RSUs.
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
There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2023 as compared to the those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

Veeva Systems Inc. | Form 10-Q	33

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, British Pound Sterling, Hungarian Forint, Chinese Yuan, Israeli Shekel, and Brazilian Real, and may be adversely affected in the future due to changes in foreign currency exchange rates. For example, changes in exchange rates reduced our revenues and expenses as expressed in U.S. dollars for the three months ended April 30, 2023. We expect changes in exchange rates to have a negative impact on our revenues as expressed in U.S. dollars and an immaterial impact on our expenses as expressed in U.S. dollars for the fiscal year ending January 31, 2024. For the three months ended April 30, 2023, about 82% of our revenue and about 80% of our expenses were denominated in USD, respectively.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded and such fluctuations can impact our net income. We engage in the hedging of our foreign currency transactions as described in note 7 of the notes to our condensed consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. Realized and unrealized foreign currency gains and losses were immaterial for the three months ended April 30, 2023, and 2022 respectively.
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $3.6 billion as of April 30, 2023. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, foreign government bonds, and agency mortgage-backed securities. The cash and cash equivalents are held for working capital purposes and other operational activities. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $28 million market value reduction in our investment portfolio as of April 30, 2023. An immediate decrease of 100-basis points in interest rates would have increased the market value by $28 million as of April 30, 2023. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

34	Veeva Systems Inc. | Form 10-Q

ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Unique and uncertain macroeconomic and geopolitical factors, including as a result of worldwide inflationary pressures and changes in interest rates, volatility in the financial sector, concerns about a possible domestic or global recession, currency exchange fluctuations, and the Russian invasion of Ukraine may cause instability and volatility in the global financial markets and disruptions within the life sciences industry that may negatively impact our business, our financial results, and our stock price.
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

38	Veeva Systems Inc. | Form 10-Q

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
If our competitors’ products, services, or technologies become more accepted than our solutions, if they are successful in bringing their products or services to market earlier than we are, if their products or services are more technologically capable than ours (including as a result of new or better use of evolving artificial intelligence (AI) technologies), or if customers replace our solutions with custom-built software, then our revenues could be adversely affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses, or a failure to maintain or improve our competitive market position, any of which could adversely affect our business. For all of these reasons, we may not be able to compete favorably against our current and future competitors.
If our newer solutions are not successfully adopted by new and existing customers, the growth rate of our revenues and operating results will be adversely affected.
Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions. It is uncertain whether these newer solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected overall growth. For example, we have limited experience selling certain of our data and analytics offerings and certain of our solutions that enable remote patient interactions for clinical trials. Also, as discussed in more detail below, we recently announced plans to migrate our multichannel CRM applications from the Salesforce platform to our Veeva Vault platform. We cannot be certain that we will be successful with respect to newer solutions and markets. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions, develop other new solutions, or make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.
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

Veeva Systems Inc. | Form 10-Q	39

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
We currently depend on the Salesforce platform to deliver our multichannel CRM applications, but we recently announced plans to migrate those applications to our Veeva Vault platform. We also recently announced that we do not intend to renew our agreement with Salesforce, Inc. for use of the Salesforce platform. We currently intend to make our CRM applications available on the Veeva Vault platform in 2024 for early adopters and in 2025 for all customers, but we may not be successful in achieving this timeline. All existing CRM customers will be required to migrate to the Veeva Vault platform by September 1, 2030. The migration of our CRM applications and the migration of existing customers will require time and expense, which may be significant. These migration processes are complex and we cannot be certain that we will be successful or that the Veeva Vault platform will be ready for migration on our intended timeline or the timeline necessary to support our customers. Further, some existing customers may decide not to migrate to the Veeva Vault platform and may decide to use a different CRM solution. During the migration period, there may be disruptions in our services or other migration-related problems, whether or not such incidents are our fault, that could subject us to liability or harm our reputation. If we are unsuccessful migrating our multichannel CRM applications to the Veeva Vault platform, encounter disruptions or other problems in the migration process, or our customers do not migrate to the Veeva Vault platform in a timely manner, or at all, our business, operating results, and brand could be materially and adversely affected.
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

40	Veeva Systems Inc. | Form 10-Q

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
•public health crises, such as epidemics and pandemics; and
•unstable regional and economic political conditions or war in the markets in which we operate, including as a result of the Russian invasion of Ukraine.
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

Veeva Systems Inc. | Form 10-Q	41

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
Many of the companies with which we compete for experienced employees have greater resources than we have and may offer compensation packages that are perceived to be better than ours. For example, we offer equity awards to a substantial majority of our job candidates and existing employees as part of their overall compensation package. If the perceived value of our equity awards declines, including as a result of prolonged declines in the market price of our Class A common stock or changes in perception about our future prospects, it may adversely affect our ability to recruit and retain highly skilled employees. Additionally, changes in our compensation structure may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. For example, in our fiscal year ended January 31, 2023, in response to a competitive talent environment, we made significant awards to our senior management, other than Mr. Gassner, outside of our regular compensation program, but we cannot guarantee those awards will be sufficient to retain all of these individuals. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected.
In light of the worldwide labor market conditions and inflationary pressure, our global compensation increases in connection with our annual compensation review process, which took place in our fiscal quarter ended April 30, 2022, were higher than previous years, which increased our expenses.
Additionally, we have adopted a “Work Anywhere” policy, which generally gives employees the flexibility to work in an office or at home on any given day, with certain job-specific restrictions. While we believe this program is beneficial to our business, over the long term we may find it challenging or more costly to maintain employee productivity and collaboration as we continue to grow our business. If we fail to maintain employee productivity and collaboration, our ability to attract and retain highly qualified employees and to achieve our business objectives could be negatively affected.
Catastrophic events could disrupt our business and adversely affect our operating results.
Our corporate headquarters are located in Pleasanton, California and our primary third-party hosted computing infrastructure is located in the United States, the European Union, Japan, and South Korea. The west coast of the United States, Japan, and South Korea each contain active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or other natural disaster, or catastrophic event such as an actual or threatened public health emergency (e.g., a global pandemic), fire, extreme weather event, power loss, telecommunications failure, cyber-attack, war (including the Russian invasion of Ukraine), or terrorist attack, we may be unable to continue our operations at full capacity or at all and may experience system interruptions, reputational harm, delays in our

42	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	43

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
Our success depends in a large part upon the continued service of our senior management team and other key personnel. For example, our founder and Chief Executive Officer, Peter P. Gassner, is critical to our vision, strategic direction, culture, products, and technology. In the past several years we have experienced changes to our senior leadership team. Such leadership transitions can be inherently difficult to manage, and an unsuccessful transition may cause disruption to our business. If our succession planning for key personnel is inadequate, the loss of one or more of our key employees could harm our business. In addition, changes in our senior management team may create uncertainty among our customers, investors, employees, or job candidates concerning Veeva’s future direction and performance. Any disruption in our operations or uncertainty around our ability to execute could have an adverse effect on our business, financial condition, or results of operations.
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

44	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	45

agreements with us or we may not be able to recoup the full payment of fees owed to us. Certain of our customers or potential customers may also be negatively impacted by recent volatility in the financial sector (including recent bank failures) and may find access to debt and other financing more difficult as a result.
•Changes in market conditions and practices within the life sciences industry—The expiration of key patents, the implications of precision medicine treatments, changes in the practices of prescribing physicians and patients, changes with respect to payer relationships, the policies and preferences of healthcare professionals and healthcare organizations with respect to the sales and marketing efforts of life sciences companies, and changes in the regulation of the sales and marketing efforts and pricing practices of life sciences companies. Changes in public perception regarding the practices of the life sciences industry may result in political pressure to increase the regulation of life sciences companies in one or more of the areas described above, which may negatively impact demand for our solutions. Other factors could lead to a significant reduction in sales representatives that use our solutions or otherwise change the demand for our solutions. In the quarter ended October 31, 2020, we disclosed that we expected life sciences companies to reduce the number of sales representatives that they employ by roughly 10%. While the majority of these reductions were completed by the end of our fiscal year ended January 31, 2023, we expect additional reductions to take place through the end of our fiscal year ending January 31, 2024. Such reductions could negatively impact sales of our solutions, including Veeva CRM and certain of our other Commercial Solutions, but we cannot be certain of the timing or magnitude of such reductions. Further, decreased advertising budgets in the life sciences industry negatively impacted our Crossix business in the fiscal year ended January 31, 2023, and we may experience similar budget constraints in the foreseeable future.
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

46	Veeva Systems Inc. | Form 10-Q

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
As we increase the number of products we offer, increase the number of countries in which we operate, and incorporate new technologies and capabilities into our products (including the use of AI and machine learning technologies), the complexity of adjusting our solutions to comply with legal and regulatory changes will increase. If we are unable to effectively manage this increased complexity or if we are not able to provide solutions that can be used in compliance with applicable laws and regulations, customers may be unwilling to use our solutions, and any such non-compliance could result in the termination of our customer agreements or claims arising from such agreements with our customers. Furthermore, we have in the past and may in the future be subject to inspections or audits by government agencies or other regulatory bodies to verify our customers’ compliance with applicable laws, regulations, or GxP principles.
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
Under the European General Data Protection Regulation (GDPR), we act as a data controller for our data products and a data processor with respect to our software products. Since the European Court of Justice invalidated the EU-U.S. Privacy Shield Framework, we now rely on the EU Standard Contractual Clauses (SCCs), as updated, as well as our technical, contractual, and security measures, to ensure that our European customers have the appropriate legal mechanisms in place for their personal data to be accessed from within the United States. We are required to take steps to legitimize any personal data transfers impacted by these developments, and to engage in contract negotiations with third parties that aid in processing personal data on our behalf. We may be subject to increased costs of compliance and limitations on our service providers and us. In addition, these laws are complex, with the application and interpretation of them, at times, unclear and inconsistent, and may impose significant penalties for non-compliance. For example, in May 2023, the Irish Data Protection Commission imposed a significant fine on a large internet technology corporation for its failure to sufficiently address risks to EU data subjects when transferring data to the US.
There is also a trend toward countries enacting their own data localization obligations, cross-border data transfer restrictions, and other country specific privacy and security requirements which could be problematic to cloud software providers. For example, in 2021, China adopted the Personal Information Protection Law (PIPL), which, together with the Cybersecurity Law (CSL) and the Data Security Law (DSL), has required and will continue to require significant investment and resources to develop our position and provide compliant solutions for our customers.
In the United States, the U.S. Department of Health and Human Services promulgated privacy and security rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) that cover protected health information (PHI) by limiting use and disclosure and giving individuals the right to access, amend, and seek accounting of disclosures of their PHI. Certain of our customers may be either business associates or covered entities under HIPAA, which means we must maintain a HIPAA compliance program. There is also the potential for the U.S. federal government to pass additional data privacy laws.

Veeva Systems Inc. | Form 10-Q	47

US federal and state data privacy laws are rapidly evolving. These laws impose new and modify existing obligations on businesses that collect personal information and create new privacy rights for individuals. For example, under the California Consumer Privacy Act (CCPA), as amended, we are generally considered a “service provider” for our software solutions and a “business” for our data and analytics products. Some of these laws and regulations also target certain types of marketing and advertising based on the use of personal information. The State of Washington, for example, recently passed the My Health My Data Act, which will become effective on March 21, 2024, establishing significant new restrictions on how businesses can collect, use, and disclose consumer health data. Our Veeva Crossix’s data platform combines large-scale data sets, inclusive of de-identified health and consumer data, to provide insights, analytics, and audience segmentation for our life sciences customers in the U.S. The law may curtail our ability to use data of Washington consumers, which may limit the accuracy of and reduce demand for our Crossix products, which, in turn, could adversely impact the business. These various laws, regulations, and legislative developments have potentially far-reaching consequences and may require us to modify our solutions and data management practices and incur substantial expense in order to comply.
Understanding and implementing country, industry, and customer specific requirements and certifications on top of our internationally recognized security certifications could require additional investment and management attention and may subject us to significant liabilities if we are unable to comply. Compliance with global laws and regulations relating to privacy, data protection, and cybersecurity, including any new or evolving regulations relating to the use of data in AI and machine learning technologies, has and will continue to require valuable management and employee time and resources, and any actual or perceived failure to comply with these laws and regulations could include severe penalties, reputational harm, and reduce demand for our solutions.
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

48	Veeva Systems Inc. | Form 10-Q

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
However, on December 1, 2022, we announced our intent to migrate our applications built on the Salesforce platform to our Veeva Vault platform and we do not intend to renew our agreement with Salesforce, Inc. when the current term expires on September 1, 2025. Pursuant to the terms of our agreement, during the wind-down period from September 1, 2025 to September 1, 2030, we may not sell applications that utilize the Salesforce platform to new customers and our sales of applications that utilize the Salesforce platform to a customer existing at September

Veeva Systems Inc. | Form 10-Q	49

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
On May 1, 2023, as allowed by the terms of our agreement, Salesforce Inc. terminated certain competition restrictions imposed by the agreement. Per the terms of the agreement, termination of those non-competition obligations by Salesforce, Inc. released us from our minimum order commitments in the future. Under the terms of our current agreement, Salesforce, Inc. is no longer prohibited from promoting third parties' products that are competitive to Veeva CRM, treating another third party as a "preferred" vendor of a CRM solution in the pharma and biotech market, or developing or promoting a product that competes with Veeva CRM.
In addition, current or potential customers of ours may choose a competitor, such as IQVIA, that uses the Salesforce platform or build their own custom solutions on the Salesforce platform rather than buy from us. Any of these events may have a material adverse impact on our business, operating results, and financial condition.
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

50	Veeva Systems Inc. | Form 10-Q

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
While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. Our total revenues and subscription services revenue growth rates have declined in the past and may decline in the future. In our fiscal years ended January 31, 2023, 2022, and 2021, our total revenues grew by 16%, 26%, and 33% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2023, 2022, and 2021, our subscription services revenues grew by 17%, 26%, and 32% respectively, as compared to subscription services revenues from the prior fiscal years. In the fiscal year ended January 31, 2023, our revenue growth rate was negatively impacted by foreign currency exchange fluctuations and macroeconomic conditions, including lower funding levels within segments of our customer base and increased project scrutiny for certain potential projects. In our fiscal quarter ended April 30, 2023, our total revenues grew by 4% and our subscription services revenues grew by 3% as compared to the same quarterly period in the prior fiscal year. A contracting change in the master subscription agreements that govern our multi-year orders, which became effective February 1, 2023, affects the timing of revenue recognition for such orders. As a result, our total revenue and subscription services revenue growth rates in the fiscal year ending January 31, 2024 will be reduced and are expected to decline as compared to the prior fiscal year. While we expect our revenue growth rates to accelerate in our fiscal year ending January 31, 2025, as compared to the prior fiscal year, the year-over-year acceleration is in part due to the reduction in our revenues in the fiscal year ending January 31, 2024 from the contracting change discussed above. Over the longer term, our revenue growth rates are likely to fluctuate from year to year and may decline. If we are unable to maintain consistent revenue growth, it may adversely impact our profitability and the value of our Class A common stock.
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
For example, in response to inflationary pressures, we are also updating our contracting terms to incorporate an annual inflation adjustment, which will raise the price to each customer upon such customer entering into a new or renewal order form after April 1, 2023 by the lower of 4% or the Consumer Price Index (All Urban Consumer, US City Average, All Items Index) published by the U.S. Bureau of Labor and Statistics for the month of August of the prior calendar year. If this increase results in reduced renewal rates, our business and results of operations will be adversely affected. Further, our customers may negotiate terms less advantageous to us upon renewal, which could reduce our revenues from these customers. As a customer’s total spend on Veeva solutions increases, we expect purchasing scrutiny at renewal to increase as well, which may result in reductions in user subscriptions or increased pricing pressure. Other factors that are not within our control may contribute to a reduction in our subscription services revenues. For instance, our customers may reduce their number of sales representatives, which would result in a corresponding reduction in the number of user subscriptions needed for some of our solutions and thus a lower aggregate renewal fee, or our customers may discontinue clinical trials for which our solutions are being used. In addition, starting on February 1, 2023, our master subscription agreements that govern multi-year orders generally include a right to terminate the master subscription agreement for convenience and certain customers may exercise that right prior to the contracted end date.
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
In light of the worldwide labor market conditions and inflationary pressure, our global compensation increases in connection with our annual compensation review process, which took place in our fiscal quarter ended April 30, 2022, were higher than previous years, which increased our expenses. If our efforts to increase revenues and manage our expenses are not successful, or if we incur costs, damages, fines, settlements, or judgments as a result of other risks and uncertainties described in this report, we may not be able to sustain or increase our historical levels of profitability.
Our revenues and gross margin from professional services fees are volatile and may not increase from quarter to quarter or at all.
We derive a significant portion of our revenue from professional services fees. Our professional services revenues fluctuate from quarter to quarter as a result of the requirements, complexity, and timing of our customers’ implementation projects. Generally, a customer’s ongoing need for professional services decreases as the implementation and full deployment of our solutions is completed. Our customers may also choose to use third parties rather than us for certain professional services related to our solutions. As a result of these and other factors, our professional services revenues may not increase on a quarterly basis in the future or at all. Additionally, the gross margin generated from professional services fees fluctuates based on a number of factors which may vary from period to period, including the average billable hours worked by our billable professional services personnel, our average hourly rates for professional services, and the margin on professional services subcontracted to our third-party systems integrator partners. As a result of these and other factors, the gross margin from our professional services may not increase on a quarterly basis in the future or at all.
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
Since February 1, 2023, our master subscription agreements that govern multi-year orders generally include a termination for convenience right for our customers. In the fiscal year ending January 31, 2024, the addition of termination for convenience rights in such master subscription agreements changes the timing of revenue recognition for such orders governed by these master subscription agreements and will reduce our revenue for the

Veeva Systems Inc. | Form 10-Q	53

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

54	Veeva Systems Inc. | Form 10-Q

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
Our tax provision could also be impacted by changes in accounting principles and changes in U.S. federal and state or international tax laws applicable to multinational corporations. For example, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and required taxpayers to capitalize and amortize them over five or fifteen years. The requirement reduced our cash from operations for the fiscal year ended January 31, 2023 and will continue to impact our cash operations in the fiscal year ending January 31, 2024. We made significant judgments and assumptions in the interpretation of this new law and in our calculations reflected in our financial statements. In addition, the current U.S. administration has released various tax legislation proposals. If enacted, these changes could increase our effective tax rate and have an adverse effect on our results of operations.
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

56	Veeva Systems Inc. | Form 10-Q

and time-consuming and divert the attention of our management and key personnel from our business operations even if we were to ultimately prevail in such litigation.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. As of April 30, 2023, we have filed numerous domestic and foreign patent applications and have been issued 65 U.S. patents and 13 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
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

Veeva Systems Inc. | Form 10-Q	57

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
The trading price of our Class A common stock has been, and will likely continue to be, volatile for the foreseeable future. In addition, the trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our Class A common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. Uncertain macroeconomic and geopolitical factors in recent periods, including as a result of global inflationary pressures and changes in interest rates, concerns about a possible domestic or global recession, currency exchange fluctuations, and the Russian invasion of Ukraine, have led to volatility in the stock market. As a result, our stock price has declined significantly in recent periods, and we expect the trading price of our Class A common stock will likely continue to be volatile for the foreseeable future. In addition to those risks described in this “Risk Factors” section, other factors could impact the value of our common stock, including:
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
•macroeconomic and geopolitical factors and instability and volatility in the global financial markets;
•future monetary policy changes in the United States and globally;
•the operating performance and market value of other comparable companies;

58	Veeva Systems Inc. | Form 10-Q

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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2023, our founder and Chief Executive Officer, Peter Gassner, holds approximately 44.7% of the voting power of our outstanding capital stock and holders of our Class B common stock hold approximately 49.9% of the voting power of our outstanding capital stock in the aggregate. Holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters while the dual class structure is in effect. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.
Several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual-class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any actions or publications by stockholder advisory firms or other third-party ratings agencies critical of our corporate governance practices, capital structure, or other business practices could also adversely affect the value of our Class A common stock. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures, and have updated their policies, effective in calendar 2023, to provide for no-vote recommendations against directors of companies with multiple class structures.
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

Our certificate of incorporation and bylaws contain provisions that could depress the market price of our Class A common stock by acting to discourage, delay, or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:
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
None.
c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
None.

Veeva Systems Inc. | Form 10-Q	61

ITEM 6.    EXHIBITS.
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed
		Form	File No.	Exhibit	Filing Date	Herewith

3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	6/28/2021

3.2	Amended and Restated Bylaws of Veeva Systems Inc.	8-K	001-36121	3.2	6/28/2021

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.

62	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc.

Dated:	June 2, 2023	By:	/s/ BRENT BOWMAN
Brent Bowman Chief Financial Officer (Principal Financial Officer)

Dated:	June 2, 2023	By:	/s/ MICHELE O’CONNOR
Michele O’Connor Chief Accounting Officer (Principal Accounting Officer)

64	Veeva Systems Inc. | Form 10-Q