Form 10-Q
period 2023-07-31
VEEVA SYSTEMS INC
filed 2023-09-01
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 30, 2023, there were 146,157,603 shares of the Registrant’s Class A common stock outstanding and 14,497,917 shares of the Registrant’s Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)
(Unaudited)

	July 31, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$742,607	$886,465
Short-term investments	3,126,132	2,216,163
Accounts receivable, net of allowance for doubtful accounts of $551 and $469, respectively	379,066	703,055
Unbilled accounts receivable	37,541	82,174
Prepaid expenses and other current assets	76,407	81,456
Total current assets	4,361,753	3,969,313
Property and equipment, net	56,937	49,817
Deferred costs, net	22,463	31,825
Lease right-of-use assets	51,059	55,336
Goodwill	439,877	439,877
Intangible assets, net	72,825	82,476
Deferred income taxes	184,331	136,697
Other long-term assets	38,898	38,955
Total assets	$5,228,143	$4,804,296
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$49,932	$41,678
Accrued compensation and benefits	48,296	44,282
Accrued expenses and other current liabilities	32,431	35,306
Income tax payable	24,143	4,946
Deferred revenue	836,500	869,285
Lease liabilities	10,652	11,306
Total current liabilities	1,001,954	1,006,803
Deferred income taxes	1,283	1,492
Lease liabilities, noncurrent	47,853	49,670
Other long-term liabilities	24,410	30,079
Total liabilities	1,075,500	1,088,044
Commitments and contingencies (note 13)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized, 146,124,701 and 143,693,009 issued and outstanding at July 31, 2023 and January 31, 2023, respectively	2	2
Class B common stock, $0.00001 par value; 190,000,000 shares authorized, 14,497,917 and 14,551,598 issued and outstanding at July 31, 2023 and January 31, 2023, respectively	—	—
Additional paid-in capital	1,729,123	1,532,627
Accumulated other comprehensive loss	(34,383)	(31,129)
Retained earnings	2,457,901	2,214,752
Total stockholders’ equity	4,152,643	3,716,252
Total liabilities and stockholders’ equity	$5,228,143	$4,804,296

See Notes to Condensed Consolidated Financial Statements.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2023	2022	2023	2022

Revenues:
Subscription services	$470,637	$428,649	$885,183	$831,281
Professional services and other	119,588	105,569	231,367	208,039
Total revenues	590,225	534,218	1,116,550	1,039,320
Cost of revenues(1):
Cost of subscription services	71,169	64,035	138,744	122,988
Cost of professional services and other	97,849	87,634	196,937	168,196
Total cost of revenues	169,018	151,669	335,681	291,184
Gross profit	421,207	382,549	780,869	748,136
Operating expenses(1):
Research and development	157,228	134,008	304,188	247,483
Sales and marketing	96,995	89,617	185,498	165,732
General and administrative	62,935	57,832	125,604	106,157
Total operating expenses	317,158	281,457	615,290	519,372
Operating income	104,049	101,092	165,579	228,764
Other income, net	38,826	8,398	69,074	11,107
Income before income taxes	142,875	109,490	234,653	239,871
Income tax provision (benefit)	31,247	18,889	(8,496)	49,155
Net income	$111,628	$90,601	$243,149	$190,716
Net income per share:
Basic	$0.70	$0.58	$1.52	$1.23
Diluted	$0.68	$0.56	$1.49	$1.17
Weighted-average shares used to compute net income per share:
Basic	160,396	154,951	160,129	154,736
Diluted	163,284	162,132	162,989	162,499
Other comprehensive income:
Net change in unrealized loss on available-for-sale investments	$(8,891)	$(2,224)	$(3,463)	$(13,223)
Net change in cumulative foreign currency translation gain (loss)	267	(900)	209	(2,154)
Comprehensive income	$103,004	$87,477	$239,895	$175,339

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$1,748	$1,693	$3,253	$2,970
Cost of professional services and other	14,216	13,818	26,938	23,808
Research and development	45,292	38,901	84,198	64,724
Sales and marketing	23,489	24,031	43,624	40,924
General and administrative	18,150	17,599	35,601	30,750
Total stock-based compensation	$102,895	$96,042	$193,614	$163,176

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended July 31, 2023						Three months ended July 31, 2022
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	160,200,232	$2	$1,622,547	$2,346,273	$(25,759)	$3,943,063	154,797,960	$2	$1,265,323	$1,827,161	$(24,211)	$3,068,275
Issuance of common stock upon exercise of stock options	233,434	—	22,995	—	—	22,995	262,921	—	9,250	—	—	9,250
Issuance of common stock upon vesting of restricted stock units	294,253	—	—	—	—	—	253,050	—	—	—	—	—
Shares withheld related to net share settlement	(105,301)	—	(20,589)	—	—	(20,589)	(89,257)	—	(17,761)	—	—	(17,761)
Stock-based compensation expense	—	—	104,170	—	—	104,170	—	—	96,690	—	—	96,690
Change in other comprehensive loss	—	—	—	—	(8,624)	(8,624)	—	—	—	—	(3,124)	(3,124)
Net income	—	—	—	111,628	—	111,628	—	—	—	90,601	—	90,601
Balances at end of period	160,622,618	$2	$1,729,123	$2,457,901	$(34,383)	$4,152,643	155,224,674	$2	$1,353,502	$1,917,762	$(27,335)	$3,243,931

	Six months ended July 31, 2023						Six months ended July 31, 2022
	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	158,244,607	$2	$1,532,627	$2,214,752	$(31,129)	$3,716,252	154,196,597	$2	$1,196,547	$1,727,046	$(11,958)	$2,911,637
Issuance of common stock upon exercise of stock options	2,021,443	—	38,228	—	—	38,228	745,357	—	25,541	—	—	25,541
Issuance of common stock upon vesting of restricted stock units	555,035	—	—	—	—	—	438,850	—	—	—	—	—
Shares withheld related to net share settlement	(198,467)	—	(37,575)	—	—	(37,575)	(156,130)	—	(32,671)	—	—	(32,671)
Stock-based compensation expense	—	—	195,843	—	—	195,843	—	—	164,085	—	—	164,085
Change in other comprehensive loss	—	—	—	—	(3,254)	(3,254)	—	—	—	—	(15,377)	(15,377)
Net income	—	—	—	243,149	—	243,149	—	—	—	190,716	—	190,716
Balances at end of period	160,622,618	$2	$1,729,123	$2,457,901	$(34,383)	$4,152,643	155,224,674	$2	$1,353,502	$1,917,762	$(27,335)	$3,243,931

See Notes to Condensed Consolidated Financial Statements.

6	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2023	2022	2023	2022

Cash flows from operating activities
Net income	$111,628	$90,601	$243,149	$190,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,087	7,228	15,636	14,286
Reduction of operating lease right-of-use assets	2,965	3,020	6,025	5,968
(Accretion) amortization of discount on short-term investments	(7,376)	(507)	(10,783)	549
Stock-based compensation	102,895	96,042	193,614	163,176
Amortization of deferred costs	4,249	5,736	9,301	11,729
Deferred income taxes	(25,213)	(20,881)	(46,727)	(53,313)
(Gain) loss on foreign currency from mark-to-market derivative	(727)	1,768	(547)	1,186
Bad debt expense	341	146	496	121
Changes in operating assets and liabilities:
Accounts receivable	33,533	16,312	323,493	317,794
Unbilled accounts receivable	529	(15,807)	44,633	(14,512)
Deferred costs	(3,546)	(3,421)	61	(6,500)
Prepaid expenses and other current and long-term assets	45,543	(3,513)	9,245	(11,076)
Accounts payable	6,099	5,540	8,054	10,661
Accrued expenses and other current liabilities	2,215	(475)	(1,129)	(2,811)
Income taxes payable	19,526	(45,841)	19,197	(2,618)
Deferred revenue	(34,862)	(39,998)	(36,083)	(47,469)
Operating lease liabilities	(1,597)	(3,081)	(4,290)	(5,112)
Other long-term liabilities	747	517	(2,373)	1,638
Net cash provided by operating activities	265,036	93,386	770,972	574,413
Cash flows from investing activities
Purchases of short-term investments	(988,074)	(433,073)	(1,600,566)	(1,005,417)
Maturities and sales of short-term investments	378,737	250,531	696,793	446,721
Long-term assets	(9,593)	(1,663)	(12,551)	(3,996)
Net cash used in investing activities	(618,930)	(184,205)	(916,324)	(562,692)
Cash flows from financing activities
Proceeds from exercise of common stock options	22,995	9,250	38,228	25,541
Taxes paid related to net share settlement of equity awards	(20,418)	(17,134)	(37,043)	(32,133)
Net cash provided by (used in) financing activities	2,577	(7,884)	1,185	(6,592)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	290	(1,049)	309	(2,923)
Net change in cash, cash equivalents, and restricted cash	(351,027)	(99,752)	(143,858)	2,206
Cash, cash equivalents, and restricted cash at beginning of period	1,096,819	1,243,183	889,650	1,141,225
Cash, cash equivalents, and restricted cash at end of period	$745,792	$1,143,431	$745,792	$1,143,431

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$742,607	$1,140,246	$742,607	$1,140,246
Restricted cash included in other long-term assets	3,185	3,185	3,185	3,185
Total cash, cash equivalents, and restricted cash at end of period	$745,792	$1,143,431	$745,792	$1,143,431

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$6,232	$89,583	$7,266	$107,772
Excess tax benefits from employee stock plans	$3,211	$2,094	$65,300	$5,093
Non-cash investing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$1,146	$(3)	$1,937	$(441)

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

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
Note 2. Short-Term Investments
As of July 31, 2023, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$129,560	$13	$(162)	$129,411
Asset-backed securities	549,173	136	(5,603)	543,706
Commercial paper	213,019	—	(324)	212,695
Corporate notes and bonds	1,338,800	636	(16,814)	1,322,622
Foreign government bonds	27,257	—	(502)	26,755
Municipal securities	65,620	12	(762)	64,870
U.S. agency obligations	40,680	—	(213)	40,467
U.S. treasury securities	795,415	—	(9,809)	785,606
Total available-for-sale securities	$3,159,524	$797	$(34,189)	$3,126,132

As of January 31, 2023, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$37,998	$31	$(66)	$37,963
Asset-backed securities	448,081	585	(5,708)	442,958
Commercial paper	155,097	8	(580)	154,525
Corporate notes and bonds	1,224,195	1,649	(17,880)	1,207,964
Foreign government bonds	24,654	13	(516)	24,151
U.S. agency obligations	32,995	4	(594)	32,405
U.S. treasury securities	321,946	265	(6,014)	316,197
Total available-for-sale securities	$2,244,966	$2,555	$(31,358)	$2,216,163

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	July 31, 2023	January 31, 2023
Due in one year or less	$1,258,195	$849,673
Due in greater than one year	1,867,937	1,366,490
Total	$3,126,132	$2,216,163

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. It is more likely than not we will hold the securities until maturity or a recovery of the cost basis.

Veeva Systems Inc. | Form 10-Q	9

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of July 31, 2023 (in thousands):

	Less than 12 months		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Certificates of deposits	$86,658	$(162)	$—	$—
Asset-backed securities	372,159	(3,288)	119,286	(2,315)
Commercial paper	212,695	(324)	—	—
Corporate notes and bonds	774,510	(8,683)	362,028	(8,131)
Foreign government bonds	20,026	(208)	6,728	(293)
Municipal securities	46,680	(502)	15,316	(261)
U.S. agency obligations	32,701	(179)	7,766	(34)
U.S. treasury securities	708,532	(7,708)	77,076	(2,101)

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

Note 3. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $22 million and $32 million as of July 31, 2023 and January 31, 2023, respectively. Amortization expense for the deferred costs included in sales and marketing expenses in the condensed consolidated statements of comprehensive income was $4 million and $9 million for the three and six months ended July 31, 2023, respectively, and $6 million and $12 million for the three and six months ended July 31, 2022, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 4. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	July 31, 2023	January 31, 2023
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	22,392
Equipment and computers	2,172	2,233
Furniture and fixtures	13,935	13,995
Leasehold improvements	18,709	18,986
Construction in progress	9,829	302
	91,061	81,932
Less accumulated depreciation	(34,124)	(32,115)
Total property and equipment, net	$56,937	$49,817

10	Veeva Systems Inc. | Form 10-Q

Total depreciation expense was $1 million and $3 million for the three and six months ended July 31, 2023, respectively, and $2 million and $3 million for the three and six months ended July 31, 2022, respectively. Land is not depreciated.
Note 5. Goodwill and Intangible Assets
Goodwill was $440 million as of both July 31, 2023 and January 31, 2023.
The following schedule presents the details of intangible assets as of July 31, 2023 (dollar amounts in thousands):

	July 31, 2023
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(18,514)	$10,066	2.4
Customer relationships	113,157	(55,979)	57,178	5.7
Trade name/trademarks	13,900	(10,595)	3,305	1.3
Other intangibles	21,405	(19,129)	2,276	2.6
Total intangible assets	$177,042	$(104,217)	$72,825

The following schedule presents the details of intangible assets as of January 31, 2023 (dollar amounts in thousands):

	January 31, 2023
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(16,418)	$12,162	2.9
Customer relationships	113,157	(50,293)	62,864	6.1
Trade name/trademarks	13,900	(9,285)	4,615	1.8
Other intangibles	21,405	(18,570)	2,835	3.0
Total intangible assets	$177,042	$(94,566)	$82,476

Amortization expense associated with intangible assets was $5 million and $10 million for the three and six months ended July 31, 2023, respectively, and $5 million and $10 million for the three and six months ended July 31, 2022, respectively.
As of July 31, 2023, the estimated amortization expense for intangible assets was as follows (in thousands):

Fiscal Year	Estimated amortization expense
Remaining for 2024	$9,807
2025	18,557
2026	14,147
2027	8,922
2028	7,778
Thereafter	13,614
Total	$72,825

Veeva Systems Inc. | Form 10-Q	11

Note 6. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	July 31, 2023	January 31, 2023
Accrued commissions	$6,558	$11,240
Accrued bonus	3,299	3,484
Accrued vacation (1)	8,406	6,653
Payroll tax payable	21,546	16,229
Accrued other compensation and benefits	8,487	6,676
Total accrued compensation and benefits	$48,296	$44,282
Accrued fees payable to Salesforce, Inc.	6,663	$6,653
Taxes payable	7,385	9,197
Accrued third-party professional services subcontractors' fees	1,653	2,597
Other accrued expenses	16,730	16,859
Total accrued expenses and other current liabilities	$32,431	$35,306

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of July 31, 2023 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$110,330	$—	$110,330
U.S. Treasury securities	—	24,898	24,898
Short-term investments:
Certificates of deposit	—	129,411	129,411
Asset-backed securities	—	543,706	543,706
Commercial paper	—	212,695	212,695
Corporate notes and bonds	—	1,322,622	1,322,622
Foreign government bonds	—	26,755	26,755
Municipal securities	—	64,870	64,870
U.S. agency obligations	—	40,467	40,467
U.S. Treasury securities	—	785,606	785,606
Foreign currency derivative contracts	—	798	798
Total financial assets	$110,330	$3,151,828	$3,262,158

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

Balance Sheet Hedges
We enter into foreign currency forward contracts in order to hedge our foreign currency exposure. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore, we account for them at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. The realized foreign currency gains were immaterial for both the three and six months ended July 31, 2023 and $4 million and $8 million for the three and six months ended July 31, 2022, respectively.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	July 31, 2023	January 31, 2023
Notional amount of foreign currency derivative contracts	$66,938	$137,998
Fair value of foreign currency derivative contracts	66,116	137,860

Note 8. Income Taxes
For the three months ended July 31, 2023 and 2022, our effective tax rates were 21.9% and 17.3%, respectively. During the three months ended July 31, 2023, as compared to the prior year period, our effective tax rate increased primarily due to the reduced benefit from equity transactions as well as the foreign derived intangible income deduction.
For the six months ended July 31, 2023 and 2022, our effective tax rates were (3.6)% and 20.5%, respectively. During the six months ended July 31, 2023 as compared to the prior year period, our effective tax rate decreased primarily due to the increase in excess tax benefits related to equity compensation. We recognized such excess tax benefits in our provision for income taxes of $68 million and $9 million for the six months ended July 31, 2023 and 2022, respectively. The increase in excess tax benefits during the six months ended July 31, 2023 was primarily due to our Chief Executive Officer’s exercise of stock options in February 2023 in connection with a previously announced plan.
Note 9. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Of the beginning deferred revenue balance for the respective periods, we recognized $386 million and $577 million of subscription services revenue for the three and six months ended July 31, 2023, respectively, and $325 million and $484 million for the three and six months ended July 31, 2022, respectively. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was immaterial.
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
As of July 31, 2023, approximately $1,088 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately 94% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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

14	Veeva Systems Inc. | Form 10-Q

As of July 31, 2023, unbilled accounts receivable consisted of (i) a receivable of $34 million primarily for revenue recognized for professional services performed but not yet billed and (ii) a contract asset of $4 million primarily related to professional services performed but for which we are not contractually able to invoice until a future period.
Since February 1, 2023, our master subscription agreements that govern multi-year orders generally include a termination for convenience right for our customers, which reduced the non-cancellable term of such orders. This resulted in a decrease to our contract asset balance from such orders. The contract asset balance from such orders was immaterial as of July 31, 2023.
Note 10. Leases
We have operating leases for some of our corporate offices. Our leases have various expiration dates through 2034, some of which include options to extend the leases for up to nine years. Additionally, we are the sublessor for certain office space. Our sublease income for each of the three and six months ended July 31, 2023 and 2022 was immaterial.
For the three months ended July 31, 2023 and 2022, our operating lease expense was $4 million and $3 million, respectively. For the six months ended July 31, 2023 and 2022, our operating lease expense was $8 million and $7 million, respectively.
Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended July 31,
	2023	2022
Cash paid for operating lease liabilities	$6,135	$7,834
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	2,327	14,272

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	July 31, 2023	January 31, 2023
Weighted Average Remaining Lease Term	6.6 years	6.7 years
Weighted Average Discount Rate	4.2%	4.2%

As of July 31, 2023, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year
Remaining for 2024	$3,083
2025	11,414
2026	10,597
2027	9,554
2028	9,058
Thereafter	25,879
Total operating lease payments	69,585
Less imputed interest	(11,080)
Total operating lease liabilities	$58,505

Veeva Systems Inc. | Form 10-Q	15

Note 11. Stockholders’ Equity
Automatic Conversion

As of July 31, 2023, we had 146,124,701 shares of Class A common stock and 14,497,917 shares of Class B common stock outstanding.
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
Stock Option Activity
A summary of stock option activity for the six months ended July 31, 2023 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2023	11,503,409	$128.62	5.9	$705
Options granted	2,415,542	180.12
Options exercised	(2,021,443)	18.91
Options forfeited/cancelled	(297,749)	196.95
Options outstanding at July 31, 2023	11,599,759	$156.71	7.1	$633
Options vested and exercisable at July 31, 2023	4,750,459	$124.90	5.6	$412
Options vested and exercisable at July 31, 2023 and expected to vest thereafter	11,599,759	$156.71	7.1	$633

The options granted during the six months ended July 31, 2023 were predominantly made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $89.64 and $80.80 per option for the three and six months ended July 31, 2023, respectively.
As of July 31, 2023, there was $438 million in unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 2.6 years.
As of July 31, 2023, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
The total intrinsic value of options exercised was approximately $23 million and $326 million for the three and six months ended July 31, 2023, respectively.

16	Veeva Systems Inc. | Form 10-Q

Stock Option Valuation Assumptions
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended July 31,						Six months ended July 31,
	2023			2022			2023			2022
Volatility	40%	-	41%	38%	-	39%	39%	-	41%	37%	-	39%
Expected term (in years)	6.25			6.25			6.25	-	7	6	-	7
Risk-free interest rate	3.47%	-	3.97%	2.90%	-	3.30%	3.34%	-	3.99%	1.90%	-	3.30%
Dividend yield	—%			—%			—%			—%

Restricted Stock Units
A summary of restricted stock unit (RSU) activity for the six months ended July 31, 2023 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2023	1,103,679	$194.36
RSUs granted	1,128,950	180.28
RSUs vested	(555,035)	187.33
RSUs forfeited/cancelled	(73,911)	183.20
Balance at July 31, 2023	1,603,683	187.40

As of July 31, 2023, there was a total of $243 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 1.6 years. The total intrinsic value of RSUs vested was $58 million and $105 million for the three and six months ended July 31, 2023, respectively.
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

The numerators and denominators of the basic and diluted net income per share computations for our common stock are calculated as follows (in thousands, except per share data):

	Three months ended July 31,				Six months ended July 31,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic
Numerator
Net income, basic	$101,538	$10,090	$81,966	$8,635	$221,118	$22,031	$172,517	$18,199
Denominator
Weighted average shares used in computing net income per share, basic	145,898	14,498	140,185	14,766	145,620	14,509	139,971	14,765
Net income per share, basic	$0.70	$0.70	$0.58	$0.58	$1.52	$1.52	$1.23	$1.23
Diluted
Numerator
Net income, basic	$101,538	$10,090	$81,966	$8,635	$221,118	$22,031	$172,517	$18,199
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	10,090	—	8,635	—	22,031	—	18,199	—
Reallocation of net income to Class B common stock	—	1,796	—	3,630	—	3,880	—	8,241
Net income, diluted	$111,628	$11,886	$90,601	$12,265	$243,149	$25,911	$190,716	$26,440
Denominator
Number of shares used for basic net income per share computation	145,898	14,498	140,185	14,766	145,620	14,509	139,971	14,765
Conversion of Class B to Class A common stock	14,498	—	14,766	—	14,509	—	14,765	—
Effect of potentially dilutive common shares	2,888	2,888	7,181	7,181	2,860	2,860	7,763	7,763
Weighted average shares used in computing net income per share, diluted	163,284	17,386	162,132	21,947	162,989	17,369	162,499	22,528
Net income per share, diluted	$0.68	$0.68	$0.56	$0.56	$1.49	$1.49	$1.17	$1.17

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three months ended July 31,		Six months ended July 31,
	2023	2022	2023	2022
Options and awards	6,531,727	5,062,172	6,396,805	3,150,419

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
Total revenues consist of the following (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2023	2022	2023	2022
Subscription services
Commercial Solutions	$243,430	$236,356	$482,754	$464,080
R&D Solutions	227,207	192,293	402,429	367,201
Total subscription services	$470,637	$428,649	$885,183	$831,281
Professional services
Commercial Solutions	$47,319	$44,424	$92,183	$87,745
R&D Solutions	72,269	61,145	139,184	120,294
Total professional services	$119,588	$105,569	$231,367	$208,039
Total revenues	$590,225	$534,218	$1,116,550	$1,039,320

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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2023	2022	2023	2022
Revenues by geography
North America	$346,335	$308,958	$660,310	$603,729
Europe	164,527	149,806	306,950	288,768
Asia Pacific	63,963	60,952	119,540	118,665
Middle East, Africa, and Latin America	15,400	14,502	29,750	28,158
Total revenues	$590,225	$534,218	$1,116,550	$1,039,320

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	July 31, 2023	January 31, 2023
Long-lived assets by geography
North America	$47,537	$42,003
Europe	7,208	5,336
Asia Pacific	852	963
Middle East, Africa, and Latin America	1,340	1,515
Total long-lived assets	$56,937	$49,817

Veeva Systems Inc. | Form 10-Q	21

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
In our fiscal year ended January 31, 2023, we derived approximately 55% and 45% of our subscription services revenues and 52% and 48% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. For the six months ended July 31, 2023, we derived approximately 55% and 45% of our subscription services revenues and 51% and 49% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. Revenues associated with our R&D Solutions are expected to increase as a percentage of both subscription services revenues and total revenues in the future.
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
For the six months ended July 31, 2023 and 2022, our total revenues were $1,117 million and $1,039 million, respectively, representing year-over-year growth in total revenues of 7%. For the six months ended July 31, 2023 and 2022, our subscription services revenues were $885 million and $831 million, respectively, representing year-

22	Veeva Systems Inc. | Form 10-Q

over-year growth in subscription services revenues of 6%. We generated net income of $243 million and $191 million for the six months ended July 31, 2023 and 2022, respectively.
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
We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training, and managed services related to our solutions and services related to our Veeva Business Consulting offering. For the six months ended July 31, 2023, subscription services revenues constituted 79% of total revenues and professional services and other revenues constituted 21% of total revenues.
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
Our subscription orders are generally billed at the beginning of the subscription period in annual or quarterly increments, which means the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. Also, particularly with respect to expansion orders for our Commercial Solutions, because the term of orders for additional end users or applications is commonly less than one year to align to the renewal date of existing Commercial Solutions orders, the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes may result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue compared to if the adjustment had not occurred. Additionally, changes in renewal dates may change the fiscal quarter in which deferred revenue associated with a particular order is booked. Accordingly, we do not believe that changes on a quarterly basis in deferred revenue, unbilled accounts receivable, calculated billings, or normalized billings are accurate indicators of future revenues for any given period of time. We define the term calculated billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable (contract asset) from the immediately preceding period. We define the term normalized billings for any period to mean calculated billings adjusted for the impact of term changes in renewal business, such as in the timing (for example, changing the renewal date of multiple products to be coterminous) or billing frequency (for example, changing from annual to quarterly billings).
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
Other Income, Net
Other income, net, consists primarily of interest income, amortization of premiums paid or accretion of discounts on investments, and transaction gains or losses on foreign currency, net of hedging costs.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
	2023	2022	2023	2022

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$470,637	$428,649	$885,183	$831,281
Professional services and other	119,588	105,569	231,367	208,039
Total revenues	590,225	534,218	1,116,550	1,039,320
Cost of revenues(1):
Cost of subscription services	71,169	64,035	138,744	122,988
Cost of professional services and other	97,849	87,634	196,937	168,196
Total cost of revenues	169,018	151,669	335,681	291,184
Gross profit	421,207	382,549	780,869	748,136
Operating expenses(1):
Research and development	157,228	134,008	304,188	247,483
Sales and marketing	96,995	89,617	185,498	165,732
General and administrative	62,935	57,832	125,604	106,157
Total operating expenses	317,158	281,457	615,290	519,372
Operating income	104,049	101,092	165,579	228,764
Other income, net	38,826	8,398	69,074	11,107
Income before income taxes	142,875	109,490	234,653	239,871
Provision for income taxes	31,247	18,889	(8,496)	49,155
Net income	$111,628	$90,601	$243,149	$190,716
(1) Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,748	$1,693	$3,253	$2,970
Cost of professional services and other	14,216	13,818	26,938	23,808
Research and development	45,292	38,901	84,198	64,724
Sales and marketing	23,489	24,031	43,624	40,924
General and administrative	18,150	17,599	35,601	30,750
Total stock-based compensation	$102,895	$96,042	$193,614	$163,176

Revenues

	Three months ended July 31,			Six months ended July 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Revenues:
Subscription services	$470,637	$428,649	10%	$885,183	$831,281	6%
Professional services and other	119,588	105,569	13%	231,367	208,039	11%
Total revenues	$590,225	$534,218	10%	$1,116,550	$1,039,320	7%
Percentage of revenues:
Subscription services	80%	80%		79%	80%
Professional services and other	20	20		21	20
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended July 31, 2023 increased $56 million, of which $42 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $35 million of subscription services revenue attributable to R&D Solutions and $7 million of subscription services revenue attributable to Commercial Solutions. The geographic mix of subscription services revenues was 58% from North

26	Veeva Systems Inc. | Form 10-Q

America, 27% from Europe, and 15% from other locations, primarily Asia Pacific, for the three months ended July 31, 2023, as compared to 56% from North America, 28% from Europe, and 16% from other locations, primarily Asia Pacific, for the three months ended July 31, 2022.
Since February 1, 2023, our master subscription agreements that govern multi-year orders generally include a termination for convenience right for our customers. In the fiscal year ending January 31, 2024, the addition of termination for convenience rights in such master subscription agreements changes the timing of revenue recognition for such orders governed by these master subscription agreements and will reduce our revenue for the fiscal year. In addition, we are also updating our contracting terms to incorporate an annual inflation adjustment, which raises the price to each customer upon such customer entering into a new or renewal order form after April 1, 2023 by the lower of 4% or the Consumer Price Index (All Urban Consumer, US City Average, All Items Index) published by the U.S. Bureau of Labor and Statistics for the month of August of the prior calendar year. We do not expect the annual inflation adjustment to have a significant impact to revenue for the fiscal year ending January 31, 2024.
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
Professional services and other revenues for the three months ended July 31, 2023 increased $14 million. The increase was primarily due to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our R&D Solutions. Demand for our business consulting services also contributed to the growth for the period. The geographic mix of professional services and other revenues was 62% from North America, 30% from Europe, and 8% from other locations, primarily Asia Pacific, for the three months ended July 31, 2023, as compared to 64% from North America, 29% from Europe, and 7% from other locations, primarily Asia Pacific, for the three months ended July 31, 2022.
Total revenues for the six months ended July 31, 2023 increased $77 million, of which $54 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $35 million of subscription services revenue attributable to R&D Solutions and $19 million of subscription services revenue attributable to Commercial Solutions. The growth of subscription services revenue attributable to R&D Solutions was reduced by the addition of termination for convenience rights in master subscription agreements that govern multi-year orders relating to these products. The geographic mix of subscription services revenues was 58% from North America, 27% from Europe, and 15% from other locations, primarily Asia Pacific, for the six months ended July 31, 2023, as compared to subscription services revenues of 57% from North America, 28% from Europe, and 15% from other locations, primarily Asia Pacific, for the six months ended July 31, 2022.
Professional services and other revenues for the six months ended July 31, 2023 increased $23 million. The increase was primarily due to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions. The increased demand for professional services and the resulting increase in professional services revenues was weighted heavily towards implementation and deployments of our R&D Solutions. Demand for our business consulting services also contributed to the growth for the period. The geographic mix of professional services and other revenues was 62% from North America, 30% from Europe, and 8% from other locations, primarily Asia Pacific, for the six months ended July 31, 2023, as compared to 64% from North America, 28% from Europe, and 8% from other locations, primarily Asia Pacific, for the six months ended July 31, 2022.
Costs and Expenses
Note that in light of the worldwide labor market conditions and inflationary pressure, our global compensation increases in connection with our annual compensation review process, which took place in the last month of our fiscal quarter ended April 30, 2022, were higher than previous years. These compensation changes increased our

Veeva Systems Inc. | Form 10-Q	27

employee-related expenses, which impacted all of the cost and expense categories discussed below. The magnitude of global compensation increases taking place during our fiscal quarter ended April 30, 2023 was less than the percentage increases in the previous year.
Cost of Revenue and Gross Margin

	Three months ended July 31,			Six months ended July 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$71,169	$64,035	11%	$138,744	$122,988	13%
Cost of professional services and other	97,849	87,634	12%	196,937	168,196	17%
Total cost of revenues	$169,018	$151,669	11%	$335,681	$291,184	15%
Gross margin percentage:
Subscription services	85%	85%		84%	85%
Professional services and other	18%	17%		15%	19%
Total gross margin percentage	71%	72%		70%	72%
Gross profit	$421,207	$382,549	10%	$780,869	$748,136	4%

Cost of revenues for the three months ended July 31, 2023 increased $17 million, of which $7 million was related to an increase in cost of subscription services. The increase in cost of subscription services was primarily due to an increase of $3 million related to computing infrastructure costs, which was driven by an increase in the number of end users of our subscription services and volume of activity by end users, $2 million in costs of third party contractors, and $2 million in employee compensation-related costs.
Cost of revenues for the six months ended July 31, 2023 increased $44 million, of which $16 million was related to an increase in cost of subscription services. The increase in cost of subscription services was primarily due to an increase of $5 million related to computing infrastructure costs, which was driven by an increase in the number of end users of our subscription services and volume of activity by end users, $4 million in employee compensation-related costs, and $4 million in costs of third-party contractors.
We expect cost of subscription services to increase in absolute dollars in the near term due to increased usage of our subscription services and increased data costs related to our data solutions.
Cost of professional services and other for the three months ended July 31, 2023 increased $10 million, primarily due to an increase in employee compensation-related costs. The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period.
Cost of professional services and other for the six months ended July 31, 2023 increased $29 million, primarily due to an increase of $25 million in employee compensation-related costs (which includes an increase of $3 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period.
We expect cost of professional services and other to increase in absolute dollars in the near term as we continue to add personnel to our global professional services organization.
Gross margin for the three months ended July 31, 2023 and 2022 was 71% and 72%, respectively, and 70% and 72% for the six months ended July 31, 2023 and 2022, respectively. The slight decrease compared to the same periods in the prior fiscal year for the three and six month periods was due to the reduction in revenue due to the addition of termination for convenience rights in our master subscription agreements, as discussed in “Components of Results of Operations—Revenues.”
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

28	Veeva Systems Inc. | Form 10-Q

in revenue due to the addition of termination for convenience rights in our master subscription agreements, as discussed in “Components of Results of Operations—Revenues.”
Research and Development

	Three months ended July 31,			Six months ended July 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Research and development	$157,228	$134,008	17%	$304,188	$247,483	23%
Percentage of total revenues	27%	25%		27%	24%

Research and development expenses for the three months ended July 31, 2023 increased $23 million, primarily due to an increase of $23 million in employee compensation-related costs (which includes an increase of $6 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by headcount increases. The expansion of our headcount in research and development was to support development work for the increased number of products that we offer or may offer in the future.
Research and development expenses for the six months ended July 31, 2023 increased $57 million, primarily due to an increase of $55 million in employee compensation-related costs (which includes an increase of $19 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by headcount increases. The expansion of our headcount in research and development is to support development work for the increased number of products that we offer or may offer in the future.
We expect research and development expenses to increase in the fiscal year ending January 31, 2024, primarily due to headcount expansion and continued investment in our product offerings.
Sales and Marketing

	Three months ended July 31,			Six months ended July 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Sales and marketing	$96,995	$89,617	8%	$185,498	$165,732	12%
Percentage of total revenues	16%	17%		17%	16%

Sales and marketing expenses for the three months ended July 31, 2023 increased $7 million due to an increase of $4 million related to in-person marketing program costs and an increase of $3 million in employee compensation-related costs. The increase in employee compensation-related costs is primarily driven by headcount increases.
Sales and marketing expenses for the six months ended July 31, 2023 increased $20 million, primarily due to increases of $10 million in employee compensation-related costs (which includes an increase of $3 million in stock-based compensation), $5 million related to in-person marketing program costs, and $4 million in travel and entertainment costs. The increase in employee compensation-related costs is primarily driven by headcount increases.
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

Veeva Systems Inc. | Form 10-Q	29

General and Administrative

	Three months ended July 31,			Six months ended July 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
General and administrative	$62,935	$57,832	9%	$125,604	$106,157	18%
Percentage of total revenues	11%	11%		11%	10%

General and administrative expenses for the three months ended July 31, 2023 increased $5 million, primarily due to an increase of $4 million in employee compensation-related costs, which is primarily driven by headcount increases.
General and administrative expenses for the six months ended July 31, 2023 increased $19 million, primarily due to an increase of $16 million in employee compensation-related costs, including $5 million of stock-based compensation. The increase in employee compensation-related costs is primarily driven by headcount increases
We expect general and administrative expenses to increase in the fiscal year ending January 31, 2024 as a result of headcount expansion, investments in our information technology infrastructure, and third-party fees, including fees associated with ongoing litigation.
Other Income, Net

	Three months ended July 31,			Six months ended July 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Other income, net	$38,826	$8,398	362%	$69,074	$11,107	522%

Other income, net, for the three months ended July 31, 2023 increased $30 million, primarily due to an increase of $23 million in interest income due to higher investment asset balances as well as increases in interest rates within our short-term investment portfolio.
Other income, net, for the six months ended July 31, 2023 increased $58 million, primarily due to an increase of $45 million in interest income due to higher investment asset balances as well as an increase in interest rates within our short-term investment portfolio.
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
Provision for Income Taxes

	Three months ended July 31,			Six months ended July 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Income before income taxes	$142,875	$109,490	30%	$234,653	$239,871	(2)%
Provision for income taxes	$31,247	$18,889	65%	$(8,496)	$49,155	(117)%
Effective tax rate	21.9%	17.3%		(3.6)%	20.5%

30	Veeva Systems Inc. | Form 10-Q

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
For the three months ended July 31, 2023 and 2022, our effective tax rates were 21.9% and 17.3%, respectively. During the three months ended July 31, 2023, as compared to the same period in the prior fiscal year, our effective tax rate increased primarily due to the reduced benefit from equity transactions as well as the foreign derived intangible income deduction.
For the six months ended July 31, 2023 and 2022, our effective tax rates were (3.6)% and 20.5%, respectively. During the six months ended July 31, 2023, as compared to the same period in the prior fiscal year, our effective tax rate decreased primarily due to an increase in excess tax benefits related to equity compensation. We recognized such excess tax benefits in our provision for income taxes of $68 million and $9 million for the six months ended July 31, 2023 and 2022, respectively. The increase in excess tax benefits during the six months ended July 31, 2023 was primarily due to our Chief Executive Officer’s exercise of stock options in February 2023 in connection with a previously announced plan.
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

Veeva Systems Inc. | Form 10-Q	31

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
The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended July 31,		Six months ended July 31,
	2023	2022	2023	2022

	(in thousands)
Net cash provided by operating activities on a GAAP basis	$265,036	$93,386	$770,972	$574,413
Excess tax benefits from employee stock plans	(3,211)	(2,094)	(65,300)	(5,093)
Net cash provided by operating activities on a non-GAAP basis	$261,825	$91,292	$705,672	$569,320
Net cash used in investing activities on a GAAP basis	$(618,930)	$(184,205)	$(916,324)	$(562,692)
Net cash provided by (used in) financing activities on a GAAP basis	$2,577	$(7,884)	$1,185	$(6,592)

Operating income on a GAAP basis	$104,049	$101,092	$165,579	$228,764
Stock-based compensation expense	102,895	96,042	193,614	163,176
Amortization of purchased intangibles	4,906	4,906	9,652	9,652
Operating income on a non-GAAP basis	$211,850	$202,040	$368,845	$401,592
Net income on a GAAP basis	$111,628	$90,601	$243,149	$190,716
Stock-based compensation expense	102,895	96,042	193,614	163,176
Amortization of purchased intangibles	4,906	4,906	9,652	9,652
Income tax effect on non-GAAP adjustments(1)	(21,395)	(25,303)	(100,459)	(37,512)
Net income on a non-GAAP basis	$198,034	$166,246	$345,956	$326,032
Diluted net income per share on a GAAP basis	$0.68	$0.56	$1.49	$1.17
Stock-based compensation expense	0.63	0.59	1.19	1.00
Amortization of purchased intangibles	0.03	0.03	0.06	0.06
Income tax effect on non-GAAP adjustments(1)	(0.13)	(0.15)	(0.62)	(0.22)
Diluted net income per share on a non-GAAP basis	$1.21	$1.03	$2.12	$2.01
(1) For the three and six months ended July 31, 2023 and 2022, we used an estimated annual effective non-GAAP tax rate of 21%.

32	Veeva Systems Inc. | Form 10-Q

Liquidity and Capital Resources

	Three months ended July 31,		Six months ended July 31,
	2023	2022	2023	2022

	(in thousands)
Net cash provided by operating activities	$265,036	$93,386	$770,972	$574,413
Net cash used in investing activities	(618,930)	(184,205)	(916,324)	(562,692)
Net cash provided by (used in) financing activities	2,577	(7,884)	1,185	(6,592)
Effect of exchange rate changes on cash and cash equivalents	290	(1,049)	309	(2,923)
Net change in cash and cash equivalents	$(351,027)	$(99,752)	$(143,858)	$2,206

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. As of July 31, 2023, our cash, cash equivalents, and short-term investments totaled $3.9 billion, of which $69 million represented cash and cash equivalents held outside of the United States.
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
Our non-U.S. cash and cash equivalents are not considered indefinitely reinvested outside the United States, except in certain designated jurisdictions. As of July 31, 2023, we have not recorded any taxes, such as withholding taxes, associated with the foreign earnings that are indefinitely reinvested outside of the United States. Under currently enacted tax laws, if we were to choose to repatriate the funds we have designated as indefinitely reinvested outside the United States, such amounts may be subject to certain jurisdictional taxes (e.g., withholding taxes).
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
Net cash provided by operating activities was $265 million for the three months ended July 31, 2023 compared to $93 million provided by operating activities for the three months ended July 31, 2022. The $172 million increase was primarily due to the timing of cash paid for income taxes and increased sales and the related cash collections, partially offset by higher operating expenses due to increases in headcount.

Veeva Systems Inc. | Form 10-Q	33

Net cash provided by operating activities was $771 million for the six months ended July 31, 2023 compared to $574 million provided by operating activities for the six months ended July 31, 2022. The $197 million increase was primarily due to increased sales and the related cash collections, partially offset by higher operating expenses due to increases in headcount.
The cash flows from operating activities for the six months ended July 31, 2023 represent a significant portion of the cash flows from operating activities that we expect during our fiscal year ending January 31, 2024. As a result, we expect cash flows from operating activities to be substantially less in future quarterly periods of this fiscal year. Moreover, we anticipate our cash flows from operating activities for the fiscal year ending January 31, 2024 to be impacted by tax payments relating to the Tax Cuts and Jobs Act of 2017, which eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years. Our cash flows from operating activities are expected to be reduced by approximately $90 million in the fiscal year ending January 31, 2024. The requirement may also reduce our cash flows from operating activities in future periods, the amounts and specific periods of which we are unable to estimate at this time.
Investing Activities
Investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Net cash used in investing activities was $619 million for the three months ended July 31, 2023 compared to $184 million used in investment activities for the three months ended July 31, 2022. The $435 million increase in cash used in investing activities was mainly due to the net increase in purchases of short-term investments for the three months ended July 31, 2023.
Net cash used in investing activities was $916 million for the six months ended July 31, 2023 compared to $563 million used in investment activities for the six months ended July 31, 2022. The $354 million increase in cash used in investing activities was mainly due to the net increase in purchases of short-term investments for the six months ended July 31, 2023.
Financing Activities
Financing activities relate primarily to stock option exercises and taxes paid on behalf of employees related to the net share settlement of RSUs.
Net cash provided by financing activities was $3 million for the three months ended July 31, 2023 compared to $8 million used in financing activities for the three months ended July 31, 2022. The $11 million change was primarily related to an increase of $14 million in proceeds from employee stock option exercises, partially offset by an increase of $3 million of cash used to pay employee taxes related to the net share settlement of RSUs.
Net cash provided by financing activities was $1 million for the six months ended July 31, 2023 compared to $7 million used in financing activities for the six months ended July 31, 2022.The $8 million change was primarily related to an increase of $13 million of proceeds from employee stock option exercises, partially offset by an increase of $5 million of cash used to pay employee taxes related to the net share settlement of RSUs.
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
There have been no material changes to our critical accounting policies and estimates during the six months ended July 31, 2023, as compared to the those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

34	Veeva Systems Inc. | Form 10-Q

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, British Pound Sterling, Hungarian Forint, Chinese Yuan, Israeli Shekel, and Brazilian Real, and may be adversely affected in the future due to changes in foreign currency exchange rates. For example, changes in exchange rates reduced our revenues and expenses as expressed in U.S. dollars for the three and six months ended July 31, 2023. We expect changes in exchange rates to have a negative impact on our revenues as expressed in U.S. dollars and an immaterial impact on our expenses as expressed in U.S. dollars for the fiscal year ending January 31, 2024. For the six months ended July 31, 2023, about 83% of our revenues and about 80% of our expenses were denominated in USD, respectively.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded and such fluctuations can impact our net income. We engage in the hedging of our foreign currency transactions as described in note 7 of the notes to our condensed consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. Realized and unrealized foreign currency gains and losses were immaterial for the three and six months ended July 31, 2023, and 2022.
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $3.9 billion as of July 31, 2023. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, foreign government bonds, and agency mortgage-backed securities. The cash and cash equivalents are held for working capital purposes and other operational activities. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $36 million market value reduction in our investment portfolio as of July 31, 2023. An immediate decrease of 100-basis points in interest rates would have increased the market value by $36 million as of July 31, 2023. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Veeva Systems Inc. | Form 10-Q	35

ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Among other things, Medidata and Sparta appealed the superior court’s decisions finding that the case may proceed as to some causes of action, and Veeva cross-appealed the superior court’s ruling that certain causes of action were barred under California law. On March 10, 2022, the California Court of Appeal affirmed the decision of the superior court, ruling that certain of Veeva's claims may proceed and certain of its claims may not. This decision is now final. On October 31, 2019, as to Veeva's claims against IQVIA, the trial court's earlier dismissal was reversed by the court of appeal and the case was reassigned to a new trial court judge. On June 9, 2023, IQVIA filed a counter-complaint seeking a declaration that its non-compete agreements comply with California law. Discovery is proceeding and no trial date has been set.
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
•While we expect our revenue growth rates to accelerate in our fiscal year ending January 31, 2025, as compared to the prior fiscal year, over the longer term our revenue growth rates are likely to fluctuate from year to year and may decline, and, as our costs increase, we may not be able to sustain the same level of profitability we have achieved in the past.
•Unique and uncertain macroeconomic and geopolitical factors, including as a result of worldwide inflationary pressures and changes in interest rates, volatility in the financial sector, concerns about a possible domestic or global recession, currency exchange fluctuations, and the Russian invasion of Ukraine may cause instability and volatility in the global financial markets, and disruptions within the life sciences industry that may negatively impact our business, our financial results, and our stock price.
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
•Changing laws and regulations, including increasingly complex data privacy regulations, in the U.S. and internationally, life sciences industry regulations, and trade policies, may impose additional costs for compliance, reduce demand for our solutions, and subject us to significant liabilities.
•We are currently being sued by third parties for alleged misappropriation of trade secrets. We may suffer damages, which could be significant, or other harm from these lawsuits and we may be sued for infringement or misappropriation of third-party intellectual property in the future.

38	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	39

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
In December 2022, we announced plans to migrate our multichannel CRM applications from the Salesforce platform to our Veeva Vault platform, as discussed in more detail below, which could lead to customers choosing competitors that continue to use the Salesforce platform, or other CRM application providers, over us.
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

40	Veeva Systems Inc. | Form 10-Q

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
Since our customers use our solutions for important aspects of their businesses, any errors, defects, disruptions, service degradations, or other performance problems with our solutions, could hurt our reputation and may damage our customers’ businesses. If that occurs, our customers may delay or withhold payment to us, cancel their agreements with us, elect not to renew, or make service credit claims, warranty claims, or other claims against us, and we could lose future sales. The occurrence of any of these events could result in diminishing demand for our solutions, a reduction of our revenues, an increase in our bad debt expense or in collection cycles for accounts receivable, or could require us to incur the expense of litigation or substantial liability.
Our plans to migrate our CRM applications from the Salesforce platform to our own Veeva Vault platform could cause business disruptions for customers, lead to the loss of our customers to competitors, and adversely affect our operating results.
We currently depend on the Salesforce platform to deliver our multichannel CRM applications, but in December 2022 we announced plans to migrate those applications to our Veeva Vault platform. We also recently announced that we do not intend to renew our agreement with Salesforce, Inc. for use of the Salesforce platform. We announced the first sale of Vault CRM to an early adopter in August 2023 and we currently intend to make Vault CRM generally available to all customers in April 2024, but we may not be successful in achieving this timeline. All existing CRM customers will be required to migrate to the Veeva Vault platform by September 1, 2030. The migration of our CRM applications and the migration of existing customers will require time and expense, which may be significant. These migration processes are complex and we cannot be certain that we will be successful or that the Veeva Vault platform will be ready for migration on our intended timeline or the timeline necessary to support our customers. Further, some existing customers may decide not to migrate to the Veeva Vault platform and may decide to use a different CRM solution. During the migration period, there may be disruptions in our services or other migration-related problems, whether or not such incidents are our fault, that could subject us to liability or harm our reputation. If we are unsuccessful migrating our multichannel CRM applications to the Veeva Vault platform, encounter disruptions or other problems in the migration process, or our customers do not migrate to the Veeva Vault platform in a timely manner, or at all, our business, operating results, and brand could be materially and adversely affected.
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

Veeva Systems Inc. | Form 10-Q	41

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

42	Veeva Systems Inc. | Form 10-Q

We do not currently have locations or employees in Russia, we have discontinued Belarus operations, and our revenues from sales to Russian and Belarus entities is limited. However, some of our customers, particularly large multinational companies, have users of our products in Russia and the affected areas. For example, certain customers recently reduced their number of end users in Ukraine. If the conflict continues or worsens and customers further curtail or discontinue their operations in Ukraine, Russia or Belarus, we may lose sales and our results of operations could be negatively impacted.
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

Veeva Systems Inc. | Form 10-Q	43

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
Nearly all of our sales are to customers in the life sciences industry. Demand for our solutions could be affected by factors that affect the life sciences industry, including:
•The changing regulatory environment of the life sciences industry—Changes in regulations could negatively impact the business environment for our life sciences customers. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. In particular, legislation or regulatory changes regarding the pricing of drugs and other healthcare treatments sold by life sciences companies, including the extent to which the U.S. government or other governments may establish or negotiate prescription drug prices, has continued to be a topic of discussion by political leaders and regulators in the United States and elsewhere. Significant changes in drug pricing policy or regulation could result in life sciences companies reducing the number of sales representatives that use our products or otherwise reduce demand for our products. For example, the recently enacted Inflation Reduction Act contains a number of significant drug pricing reforms, including provisions designed to limit the prices paid by Medicare for various prescription drugs. A number of life sciences companies have initiated litigation against the federal government challenging the constitutionality of the Inflation Reduction Act’s mandatory pricing scheme. It is unclear at this time what impact this legislation will have on our business or our customers’ businesses. We will continue to evaluate its impact.
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

46	Veeva Systems Inc. | Form 10-Q

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
•Changes in geopolitical conditions that impact the life sciences industry, changes in the ability to sell healthcare treatments in certain locations, and the global availability of healthcare treatments provided by the life sciences companies to which we sell—If economic or geopolitical conditions deteriorates, or the ability to market life sciences products or conduct clinical trials in key markets is disrupted, including as a result of the Russian invasion of Ukraine or resulting sanctions, or if the demand for life sciences products globally deteriorates for other reasons, our customers may delay or reduce their IT spending, particularly within the regions impacted by negative economic or geopolitical conditions. For example, a number of significant life sciences companies have scaled back sales, operations, and investments in Russia, including curtailing sales and marketing and clinical trial activity in Russia.
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

Veeva Systems Inc. | Form 10-Q	47

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
Under the European General Data Protection Regulation (GDPR), we act as a data controller for our data products and a data processor with respect to our software products. We rely on the EU Standard Contractual Clauses (SCCs), as updated, as well as our technical, contractual, and security measures, to ensure that our European customers have the appropriate legal mechanisms in place for their personal data to be accessed from within the United States. We are required to take steps to legitimize any personal data transfers impacted by these developments, and to engage in contract negotiations with third parties that aid in processing personal data on our behalf. We may be subject to increased costs of compliance and limitations on our service providers and us. In addition, these laws are complex, with the application and interpretation of them, at times, unclear and inconsistent, and may impose significant penalties for non-compliance. For example, in May 2023, the Irish Data Protection Commission imposed a significant fine on a large internet technology corporation for its failure to sufficiently address risks to EU data subjects when transferring data to the US.
Other countries have imposed or may in the future impose data localization obligations, cross-border data transfer restrictions, and other country specific privacy and security requirements which could be problematic to cloud software providers. For example, in 2021, China adopted the Personal Information Protection Law (PIPL), which, together with the Cybersecurity Law (CSL) and the Data Security Law (DSL), requires companies that process personal data of China residents above certain thresholds to seek approval from the Cyberspace Administration of China (CAC) to transfer such data outside of China. Certain of our Veeva CRM customers in China were required to request such approval from the CAC and have had their requests denied. As a result, we expect that over the next twelve months, such customers may be required to implement a CRM solution that does not require data to be transferred outside of China. While we offer a CRM solution, called China SFA, that does not require data to be transferred outside of China, certain of our Veeva CRM customers in China may choose to implement a competitor’s CRM solution and our CRM business in China may be negatively impacted. Currently, approximately 3% of our total revenue is attributable to China.
In the United States, the U.S. Department of Health and Human Services promulgated privacy and security rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) that cover protected health information (PHI) by limiting use and disclosure and giving individuals the right to access, amend, and seek

48	Veeva Systems Inc. | Form 10-Q

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
In addition to government regulations, privacy advocates and other key industry players have, and may continue to, establish various new or self-regulatory standards, such as the prohibition of third-party cookies and other identifiers in certain digital environments that may place additional burdens or resource constraints on us, limit our ability to collect and use certain data, and limit our ability to generate certain analytics. Our customers may expect us to meet voluntary certifications or adhere to other standards established by third parties. Understanding and implementing industry and customer specific requirements and certifications on top of our internationally recognized security certifications could require additional investment and management attention and may subject us to significant liabilities if we are unable to comply. Moreover, the continuing evolution of these standards might cause confusion for our customers and may have an impact on the solutions we offer, including our data products. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our solutions and adversely affect our business and operating results.
Customers expect that our solutions can be used in compliance with applicable data protection, data privacy and cybersecurity laws and regulations. Compliance with these global laws and regulations, including any new or evolving regulations relating to the use of data in AI and machine learning technologies, has and will continue to require valuable management and employee time and resources and modification of our products or operations, and may also limit use and adoption of our products. Data protection authorities from around the world will from time to time review our products and services and their compliance with applicable laws and regulations. Any actual or perceived failure to comply with such laws and regulations could lead to inspections, audits, regulatory investigations and other proceedings, significant fines, penalties, and other relief imposed by government agencies and regulatory bodies, and claims, demands, and litigation by our customers or third parties, which may reduce demand for our solution and result in reputational harm, substantial damages and other liabilities.
Risks Related to Our Reliance on Third Parties
If the third-party providers of healthcare professional and healthcare organization data and prescription drug sales data do not allow our customers to upload and use such data in our solutions, the demand for our solutions may decrease, and our business may be negatively impacted.
Many of our customers license healthcare professional and healthcare organization data and data regarding the sales of prescription drugs from third parties such as IQVIA. In order for our customers to upload such data to the Veeva CRM, Veeva Network, Veeva Nitro, and other Veeva applications, such third-party data providers typically must consent to such uploads and often require that we enter into agreements regarding our obligations with respect to such data, which include confidentiality obligations and intellectual property rights with respect to such third-party data. We have experienced delays and difficulties in our negotiations with such third-party data providers in the past, and we expect to continue experiencing difficulties in the future. For instance, IQVIA currently will not consent that customers using its healthcare professional or healthcare organization data may upload such data to Veeva Network and this has negatively affected sales and customer adoption of Veeva Network. To date, IQVIA has also restricted customers from uploading any of its data to Veeva Nitro, and has denied use of its data with certain other Veeva applications and for certain other use cases. In addition, IQVIA has stated publicly that it will deny all customer requests for use of new IQVIA data types in Veeva applications, including, as examples, real world data, real world evidence, and genomics. Similarly, sales and customer adoption of Veeva OpenData has been negatively impacted by certain restrictions on the use of IQVIA data during customer transitions from IQVIA data to Veeva

Veeva Systems Inc. | Form 10-Q	49

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

50	Veeva Systems Inc. | Form 10-Q

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
In addition to our employment of the Salesforce platform through our agreement with Salesforce, Inc., our solutions incorporate or use certain third-party software and software components obtained under licenses from other companies. We also use third-party software and tools in the development process for our solutions to manage and monitor our computing infrastructure, and to provide professional services and support our customers. For example, our Veeva CRM Engage Meeting application uses a purpose-built partner tool from Zoom Video Communications, Inc., which is critical to the application’s functionality. We anticipate that we will continue to rely on such third-party software and development tools in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, although we maintain a supplier security evaluation process, if the third-party software we use has errors, security vulnerabilities, or otherwise malfunctions, the functionality of our solutions may be negatively impacted, our customers may experience reduced service levels, and our business may suffer.
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

Veeva Systems Inc. | Form 10-Q	51

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
While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. Our total revenues and subscription services revenue growth rates have declined in the past and may decline in the future. In our fiscal years ended January 31, 2023, 2022, and 2021, our total revenues grew by 16%, 26%, and 33% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2023, 2022, and 2021, our subscription services revenues grew by 17%, 26%, and 32% respectively, as compared to subscription services revenues from the prior fiscal years. In the fiscal year ended January 31, 2023, our revenue growth rate was negatively impacted by foreign currency exchange fluctuations and macroeconomic conditions, including lower funding levels within segments of our customer base and increased project scrutiny for certain potential projects. In our fiscal quarter ended July 31, 2023, our total revenues grew by 10% and our subscription services revenues grew by 10%, as compared to the same quarterly period in the prior fiscal year. A contracting change in the master subscription agreements that govern our multi-year orders, which became effective February 1, 2023, affects the timing of revenue recognition for such orders. As a result, our total revenue and subscription services revenue growth rates in the fiscal year ending January 31, 2024 will be reduced and are expected to decline, as compared to the prior fiscal year. While we expect our revenue growth rates to accelerate in our fiscal year ending January 31, 2025, as compared to the prior fiscal year, the year-over-year acceleration is in part due to the reduction in our revenues in the fiscal year ending January 31, 2024 from the contracting change discussed above. Over the longer term, our revenue growth rates are likely to fluctuate from year to year and may decline. If we are unable to maintain consistent revenue growth, it may adversely impact our profitability and the value of our Class A common stock.
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

52	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	53

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

54	Veeva Systems Inc. | Form 10-Q

fiscal year. Starting in our fiscal year ending January 31, 2025, the amount of revenue recognized from such orders will generally be consistent with the amount invoiced for the relevant term of the order.
Deferred revenue and change in deferred revenue may not be accurate indicators of our future financial results.
Our subscription orders are generally billed at the beginning of the subscription period in annual or quarterly increments, which means the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. Many of our customers, including many of our large customers, are billed on a quarterly basis and therefore a substantial portion of the value of contracts billed on a quarterly basis will not be reflected in our deferred revenue at the end of any given quarter. Also, particularly with respect to expansion orders for our Commercial Solutions, because the term of orders for additional end users or applications is commonly less than one year to align to the renewal date of existing Commercial Solutions orders, the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes may result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue compared to if the adjustment had not occurred. Additionally, changes in renewal dates may change the fiscal quarter in which deferred revenue associated with a particular order is booked. Accordingly, we do not believe that changes on a quarterly basis in deferred revenue, unbilled accounts receivable, calculated billings, or normalized billings are accurate indicators of the underlying momentum of our business or future revenues for any given period of time. We believe that our subscription revenue guidance and normalized billings guidance for the full fiscal year are the best indicators of the momentum of our business or future revenues. Please note that we define the term calculated billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable (contract asset) from the immediately preceding period. We define the term normalized billings for any period to mean calculated billings adjusted for the impact of term changes in renewal business, such as in the timing (for example, changing the renewal date of multiple products to be coterminous) or billing frequency (for example, changing from annual to quarterly billings). However, many companies that provide cloud-based software report changes in deferred revenue or billings as key operating or financial metrics, and it is possible that analysts or investors may view these metrics as important. Thus, any changes in our deferred revenue balances or deferred revenue trends could adversely affect the market price of our Class A common stock.
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

Veeva Systems Inc. | Form 10-Q	55

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

56	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	57

and time-consuming and divert the attention of our management and key personnel from our business operations even if we were to ultimately prevail in such litigation.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. As of July 31, 2023, we have filed numerous domestic and foreign patent applications and have been issued 66 U.S. patents and 13 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
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

58	Veeva Systems Inc. | Form 10-Q

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
•macroeconomic and geopolitical factors and instability and volatility in the global financial markets;
•future monetary policy changes in the United States and globally;
•the operating performance and market value of other comparable companies;

Veeva Systems Inc. | Form 10-Q	59

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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2023, our founder and Chief Executive Officer, Peter Gassner, holds approximately 44.6% of the voting power of our outstanding capital stock and holders of our Class B common stock hold approximately 49.8% of the voting power of our outstanding capital stock in the aggregate. Holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and, assuming no material sales of such shares, will be able to control matters submitted to our stockholders for approval until October 15, 2023, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control will limit or preclude our investors’ ability to influence corporate matters while the dual class structure is in effect. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock or may adversely affect the market price of our Class A common stock.
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

60	Veeva Systems Inc. | Form 10-Q

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
Our certificate of incorporation and bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law or any action asserting a claim against us that is governed by the internal affairs doctrine. Our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for any action asserting a claim arising pursuant to the Securities Act, such a provision known as a “Federal Forum Provision.” Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to these provisions.
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
None.
c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans
The following table sets forth the material terms of all “Rule 10b5-1 trading arrangements” (as such term is defined under Item 408(a) of Regulation S-K) adopted or terminated by our Section 16 officers and directors during the fiscal quarter ended July 31, 2023:

Name and Title	Action (Adoption / Termination)	Adoption / Termination Date	Aggregate Number of Shares of Common Stock to be Sold (1)	Expiration Date (2)
Timothy Cabral Director	Adoption	6/30/2023	60,000	10/4/2024
Alan Mateo Executive Vice President, Global Sales	Adoption	7/3/2023	37,895 (3)	4/30/2024
Matthew Wallach Director	Adoption	6/14/2023	30,000	3/28/2024
(1)    This number represents the maximum number of shares of common stock that may be sold pursuant to the trading plan. The number of shares actually sold will depend on the satisfaction of certain conditions as set forth in the plan.
(2)    In each case, the trading plan may expire on an earlier date if and when all transactions thereunder are completed.
(3)    This number includes shares of common stock that may be withheld by us to satisfy our income tax withholding and remittance obligations in connection with the net share settlement of equity awards.
None of our Section 16 officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such term is defined under Item 408(c) of Regulation S-K) during the fiscal quarter ended July 31, 2023.

62	Veeva Systems Inc. | Form 10-Q

ITEM 6.    EXHIBITS.
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed
		Form	File No.	Exhibit	Filing Date	Herewith

3.1	Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	6/28/2021

3.2	Amended and Restated Bylaws of Veeva Systems Inc.	8-K	001-36121	3.1	6/23/2023

10.1	Offer Letter dated April 12, 2023, between Kristine Diamond and the Registrant.	8-K	001-36121	10.1	8/21/2023

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

Veeva Systems Inc. | Form 10-Q	63

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.
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

Veeva Systems Inc.

Dated:	September 1, 2023	By:	/s/ BRENT BOWMAN
Brent Bowman Chief Financial Officer (Principal Financial Officer)

Dated:	September 1, 2023	By:	/s/ KRISTINE DIAMOND
Kristine Diamond Chief Accounting Officer (Principal Accounting Officer)

Veeva Systems Inc. | Form 10-Q	65