Form 10-Q
period 2023-10-31
VEEVA SYSTEMS INC
filed 2023-12-07
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 30, 2023, there were 161,015,649 shares of the Registrant’s Class A common stock outstanding. We refer to our Class A common stock as our “common stock.”

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)
(Unaudited)

	October 31, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$743,712	$886,465
Short-term investments	3,198,570	2,216,163
Accounts receivable, net of allowance for doubtful accounts of $554 and $469, respectively	255,504	703,055
Unbilled accounts receivable	44,837	82,174
Prepaid expenses and other current assets	93,135	81,456
Total current assets	4,335,758	3,969,313
Property and equipment, net	57,597	49,817
Deferred costs, net	19,733	31,825
Lease right-of-use assets	48,139	55,336
Goodwill	439,877	439,877
Intangible assets, net	67,919	82,476
Deferred income taxes	218,348	136,697
Other long-term assets	38,401	38,955
Total assets	$5,225,772	$4,804,296
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$36,236	$41,678
Accrued compensation and benefits	38,430	44,282
Accrued expenses and other current liabilities	32,921	35,306
Income tax payable	6,560	4,946
Deferred revenue	644,463	869,285
Lease liabilities	9,640	11,306
Total current liabilities	768,250	1,006,803
Deferred income taxes	1,145	1,492
Lease liabilities, noncurrent	48,026	49,670
Other long-term liabilities	28,578	30,079
Total liabilities	845,999	1,088,044
Commitments and contingencies (note 13)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 810,000,000 and 800,000,000 shares authorized at October 31, 2023 and January 31, 2023, respectively, 160,965,687 and 143,693,009 issued and outstanding at October 31, 2023 and January 31, 2023, respectively(1)	2	2
Class B common stock, $0.00001 par value; 0 and 190,000,000 shares authorized at October 31, 2023 and January 31, 2023, respectively, 0 and 14,551,598 issued and outstanding at October 31, 2023 and January 31, 2023, respectively(1)	—	—
Additional paid-in capital	1,824,250	1,532,627
Accumulated other comprehensive loss	(37,538)	(31,129)
Retained earnings	2,593,059	2,214,752
Total stockholders’ equity	4,379,773	3,716,252
Total liabilities and stockholders’ equity	$5,225,772	$4,804,296

(1) Class B common stock was converted to Class A common stock on October 15, 2023. We refer to our Class A common stock as common stock. See note 11 Stockholders’ Equity.
See Notes to Condensed Consolidated Financial Statements.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2023	2022	2023	2022

Revenues:
Subscription services	$494,912	$441,569	$1,380,095	$1,272,850
Professional services and other	121,593	110,782	352,960	318,821
Total revenues	616,505	552,351	1,733,055	1,591,671
Cost of revenues(1):
Cost of subscription services	74,435	65,734	213,179	188,722
Cost of professional services and other	93,247	88,173	290,184	256,369
Total cost of revenues	167,682	153,907	503,363	445,091
Gross profit	448,823	398,444	1,229,692	1,146,580
Operating expenses(1):
Research and development	161,278	130,257	465,466	377,740
Sales and marketing	96,773	93,910	282,269	259,642
General and administrative	62,283	52,873	187,887	159,030
Total operating expenses	320,334	277,040	935,622	796,412
Operating income	128,489	121,404	294,070	350,168
Other income, net	42,187	12,458	111,260	23,565
Income before income taxes	170,676	133,862	405,330	373,733
Income tax provision	35,518	25,405	27,023	74,560
Net income	$135,158	$108,457	$378,307	$299,173
Net income per share:
Basic	$0.84	$0.70	$2.36	$1.93
Diluted	$0.83	$0.67	$2.32	$1.84
Weighted-average shares used to compute net income per share:
Basic	160,768	155,392	160,344	154,958
Diluted	163,761	162,295	163,129	162,189
Other comprehensive income:
Net change in unrealized loss on available-for-sale investments	$(2,637)	$(17,499)	$(6,100)	$(30,722)
Net change in cumulative foreign currency translation loss	(518)	(808)	(309)	(2,962)
Comprehensive income	$132,003	$90,150	$371,898	$265,489

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$1,604	$1,636	$4,857	$4,606
Cost of professional services and other	12,943	13,227	39,881	37,035
Research and development	45,711	37,415	129,909	102,139
Sales and marketing	23,460	23,576	67,084	64,500
General and administrative	17,508	17,333	53,109	48,083
Total stock-based compensation	$101,226	$93,187	$294,840	$256,363

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended October 31, 2023						Three months ended October 31, 2022
	Class A & B common stock(1)		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	160,622,618	$2	$1,729,123	$2,457,901	$(34,383)	$4,152,643	155,224,674	$2	$1,353,502	$1,917,762	$(27,335)	$3,243,931
Issuance of common stock upon exercise of stock options	149,008	—	13,956	—	—	13,956	233,435	—	4,575	—	—	4,575
Issuance of common stock upon vesting of restricted stock units	297,002	—	—	—	—	—	263,447	—	—	—	—	—
Shares withheld related to net share settlement	(102,941)	—	(21,003)	—	—	(21,003)	(89,532)	—	(15,481)	—	—	(15,481)
Stock-based compensation expense	—	—	102,174	—	—	102,174	—	—	95,617	—	—	95,617
Change in other comprehensive loss	—	—	—	—	(3,155)	(3,155)	—	—	—	—	(18,307)	(18,307)
Net income	—	—	—	135,158	—	135,158	—	—	—	108,457	—	108,457
Balances at end of period	160,965,687	$2	$1,824,250	$2,593,059	$(37,538)	$4,379,773	155,632,024	$2	$1,438,213	$2,026,219	$(45,642)	$3,418,792

(1) Class B common stock was converted to Class A common stock on October 15, 2023. We refer to our Class A common stock as common stock. See note 11 Stockholders’ Equity.

	Nine months ended October 31, 2023						Nine months ended October 31, 2022
	Class A & B common stock(1)		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Class A & B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	158,244,607	$2	$1,532,627	$2,214,752	$(31,129)	$3,716,252	154,196,597	$2	$1,196,547	$1,727,046	$(11,958)	$2,911,637
Issuance of common stock upon exercise of stock options	2,170,451	—	52,184	—	—	52,184	978,792	—	30,116	—	—	30,116
Issuance of common stock upon vesting of restricted stock units	852,037	—	—	—	—	—	702,297	—	—	—	—	—
Shares withheld related to net share settlement	(301,408)	—	(58,579)	—	—	(58,579)	(245,662)	—	(48,152)	—	—	(48,152)
Stock-based compensation expense	—	—	298,018	—	—	298,018	—	—	259,702	—	—	259,702
Change in other comprehensive loss	—	—	—	—	(6,409)	(6,409)	—	—	—	—	(33,684)	(33,684)
Net income	—	—	—	378,307	—	378,307	—	—	—	299,173	—	299,173
Balances at end of period	160,965,687	$2	$1,824,250	$2,593,059	$(37,538)	$4,379,773	155,632,024	$2	$1,438,213	$2,026,219	$(45,642)	$3,418,792

(1) Class B common stock was converted to Class A common stock on October 15, 2023. We refer to our Class A common stock as common stock. See note 11 Stockholders’ Equity.
See Notes to Condensed Consolidated Financial Statements.

6	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2023	2022	2023	2022

Cash flows from operating activities
Net income	$135,158	$108,457	$378,307	$299,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,364	7,157	24,000	21,443
Reduction of operating lease right-of-use assets	2,860	3,094	8,885	9,062
Accretion of discount on short-term investments	(8,515)	(1,565)	(19,298)	(1,016)
Stock-based compensation	101,226	93,187	294,840	256,363
Amortization of deferred costs	3,542	5,378	12,843	17,107
Deferred income taxes	(33,405)	(31,056)	(80,132)	(84,369)
Loss on foreign currency from mark-to-market derivative	1,388	7	841	1,193
Bad debt expense	134	1,089	630	1,210
Changes in operating assets and liabilities:
Accounts receivable	123,428	69,272	446,921	387,066
Unbilled accounts receivable	(7,296)	(4,307)	37,337	(18,819)
Deferred costs	(812)	(5,376)	(751)	(11,876)
Prepaid expenses and other current and long-term assets	(16,051)	7,326	(6,806)	(3,750)
Accounts payable	(13,556)	10,002	(5,502)	20,663
Accrued expenses and other current liabilities	(8,443)	5,465	(9,572)	2,654
Income taxes payable	(17,583)	49,323	1,614	46,705
Deferred revenue	(192,037)	(174,544)	(228,120)	(222,013)
Operating lease liabilities	27	(2,624)	(4,263)	(7,736)
Other long-term liabilities	4,169	2,375	1,796	4,013
Net cash provided by operating activities	82,598	142,660	853,570	717,073
Cash flows from investing activities
Purchases of short-term investments	(541,502)	(710,833)	(2,142,068)	(1,716,250)
Maturities and sales of short-term investments	474,088	310,713	1,170,881	757,434
Long-term assets	(5,910)	(5,609)	(18,461)	(9,605)
Net cash used in investing activities	(73,324)	(405,729)	(989,648)	(968,421)
Cash flows from financing activities
Proceeds from exercise of common stock options	13,956	4,575	52,184	30,116
Taxes paid related to net share settlement of equity awards	(20,845)	(15,118)	(57,888)	(47,251)
Net cash used in financing activities	(6,889)	(10,543)	(5,704)	(17,135)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,282)	(1,475)	(973)	(4,398)
Net change in cash, cash equivalents, and restricted cash	1,103	(275,087)	(142,755)	(272,881)
Cash, cash equivalents, and restricted cash at beginning of period	745,792	1,143,431	889,650	1,141,225
Cash, cash equivalents, and restricted cash at end of period	$746,895	$868,344	$746,895	$868,344

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$743,712	$865,159	$743,712	$865,159
Restricted cash included in other long-term assets	3,183	3,185	3,183	3,185
Total cash, cash equivalents, and restricted cash at end of period	$746,895	$868,344	$746,895	$868,344

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$93,590	$2,936	$100,856	$110,708
Excess tax benefits from employee stock plans	$3,275	$888	$68,575	$5,981
Non-cash investing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$1,146	$(17)	$100	$(458)

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

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
Note 2. Short-Term Investments
As of October 31, 2023, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$111,560	$21	$(98)	$111,483
Asset-backed securities	576,705	86	(6,289)	570,502
Commercial paper	193,975	1	(203)	193,773
Corporate notes and bonds	1,424,054	344	(19,026)	1,405,372
Foreign government bonds	32,371	—	(422)	31,949
Municipal securities	73,217	6	(803)	72,420
U.S. agency obligations	49,169	—	(256)	48,913
U.S. treasury securities	774,397	4	(10,243)	764,158
Total available-for-sale securities	$3,235,448	$462	$(37,340)	$3,198,570

As of January 31, 2023, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$37,998	$31	$(66)	$37,963
Asset-backed securities	448,081	585	(5,708)	442,958
Commercial paper	155,097	8	(580)	154,525
Corporate notes and bonds	1,224,195	1,649	(17,880)	1,207,964
Foreign government bonds	24,654	13	(516)	24,151
U.S. agency obligations	32,995	4	(594)	32,405
U.S. treasury securities	321,946	265	(6,014)	316,197
Total available-for-sale securities	$2,244,966	$2,555	$(31,358)	$2,216,163

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	October 31, 2023	January 31, 2023
Due in one year or less	$1,112,466	$849,673
Due in greater than one year	2,086,104	1,366,490
Total	$3,198,570	$2,216,163

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. It is more likely than not we will hold the securities until maturity or a recovery of the cost basis.

Veeva Systems Inc. | Form 10-Q	9

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of October 31, 2023 (in thousands):

	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Certificates of deposits	$54,902	$(98)	$—	$—
Asset-backed securities	404,973	(3,469)	135,578	(2,820)
Commercial paper	180,899	(203)	—	—
Corporate notes and bonds	923,724	(11,218)	363,115	(7,808)
Foreign government bonds	22,269	(158)	9,680	(264)
Municipal securities	56,692	(547)	14,214	(256)
U.S. agency obligations	43,946	(223)	4,967	(33)
U.S. treasury securities	542,832	(5,613)	218,152	(4,630)

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

Note 3. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $20 million and $32 million as of October 31, 2023 and January 31, 2023, respectively. Amortization expense for the deferred costs included in sales and marketing expenses in the condensed consolidated statements of comprehensive income was $4 million and $13 million for the three and nine months ended October 31, 2023, respectively, and $5 million and $17 million for the three and nine months ended October 31, 2022, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 4. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	October 31, 2023	January 31, 2023
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	22,392
Equipment and computers	2,218	2,233
Furniture and fixtures	14,006	13,995
Leasehold improvements	19,099	18,986
Construction in progress	10,988	302
	92,727	81,932
Less accumulated depreciation	(35,130)	(32,115)
Total property and equipment, net	$57,597	$49,817

10	Veeva Systems Inc. | Form 10-Q

Total depreciation expense was $1 million and $4 million for the three and nine months ended October 31, 2023, respectively, and $1 million and $5 million for the three and nine months ended October 31, 2022, respectively. Land is not depreciated.
Note 5. Goodwill and Intangible Assets
Goodwill was $440 million as of both October 31, 2023 and January 31, 2023.
The following schedule presents the details of intangible assets as of October 31, 2023 (dollar amounts in thousands):

	October 31, 2023
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(19,581)	$8,999	2.2
Customer relationships	113,157	(58,869)	54,288	5.5
Trade name/trademarks	13,900	(11,260)	2,640	1.0
Other intangibles	21,405	(19,413)	1,992	2.4
Total intangible assets	$177,042	$(109,123)	$67,919

The following schedule presents the details of intangible assets as of January 31, 2023 (dollar amounts in thousands):

	January 31, 2023
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(16,418)	$12,162	2.9
Customer relationships	113,157	(50,293)	62,864	6.1
Trade name/trademarks	13,900	(9,285)	4,615	1.8
Other intangibles	21,405	(18,570)	2,835	3.0
Total intangible assets	$177,042	$(94,566)	$82,476

Amortization expense associated with intangible assets was $5 million and $15 million for the three and nine months ended October 31, 2023, respectively, and $5 million and $15 million for the three and nine months ended October 31, 2022, respectively.
As of October 31, 2023, the estimated amortization expense for intangible assets was as follows (in thousands):

Fiscal Year	Estimated amortization expense
Remaining for 2024	$4,901
2025	18,557
2026	14,147
2027	8,922
2028	7,778
Thereafter	13,614
Total	$67,919

Veeva Systems Inc. | Form 10-Q	11

Note 6. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	October 31, 2023	January 31, 2023
Accrued commissions	$4,245	$11,240
Accrued bonus	3,497	3,484
Accrued vacation (1)	7,192	6,653
Payroll tax payable	15,839	16,229
Accrued other compensation and benefits	7,657	6,676
Total accrued compensation and benefits	$38,430	$44,282
Accrued fees payable to Salesforce, Inc.	6,737	$6,653
Taxes payable	6,005	9,197
Accrued third-party professional services subcontractors' fees	1,377	2,597
Other accrued expenses	18,802	16,859
Total accrued expenses and other current liabilities	$32,921	$35,306

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

The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2023 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$150,895	$—	$150,895
U.S. Treasury securities	—	15,978	15,978
Short-term investments:
Certificates of deposit	—	111,483	111,483
Asset-backed securities	—	570,502	570,502
Commercial paper	—	193,773	193,773
Corporate notes and bonds	—	1,405,372	1,405,372
Foreign government bonds	—	31,949	31,949
Municipal securities	—	72,420	72,420
U.S. agency obligations	—	48,913	48,913
U.S. Treasury securities	—	764,158	764,158
Foreign currency derivative contracts	—	14	14
Total financial assets	$150,895	$3,214,562	$3,365,457
Liabilities
Foreign currency derivative contracts	$—	$(693)	$(693)
Total financial liabilities	$—	$(693)	$(693)

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

Balance Sheet Hedges
We enter into foreign currency forward contracts in order to hedge our foreign currency exposure. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore, we account for them at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. The realized foreign currency gains were $2 million and $4 million for the three and nine months ended October 31, 2023, respectively, and $2 million and $10 million for the three and nine months ended October 31, 2022, respectively.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	October 31, 2023	January 31, 2023
Notional amount of foreign currency derivative contracts	$79,128	$137,998
Fair value of foreign currency derivative contracts	79,807	137,860

Note 8. Income Taxes
For the three months ended October 31, 2023 and 2022, our effective tax rates were 20.8% and 19.0%, respectively. During the three months ended October 31, 2023, as compared to the prior year period, our effective tax rate increased primarily due to the reduced benefit from the foreign derived intangible income deduction.
For the nine months ended October 31, 2023 and 2022, our effective tax rates were 6.7% and 20.0%, respectively. During the nine months ended October 31, 2023 as compared to the prior year period, our effective tax rate decreased primarily due to the increase in excess tax benefits related to equity compensation. We recognized such excess tax benefits of $72 million and $10 million in our provision for income taxes for the nine months ended October 31, 2023 and 2022, respectively. The increase in excess tax benefits during the nine months ended October 31, 2023 was primarily due to our Chief Executive Officer’s exercise of stock options in February 2023 in connection with a previously announced plan.
Note 9. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Of the beginning deferred revenue balance for the respective periods, we recognized $425 million and $745 million of subscription services revenue for the three and nine months ended October 31, 2023, respectively, and $358 million and $638 million for the three and nine months ended October 31, 2022, respectively. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was immaterial.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenues in future periods. We applied the practical expedient in accordance with ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) to exclude the amounts related to professional services contracts as these contracts generally have an expected duration of one year or less.
As of October 31, 2023, approximately $813 million of revenue is expected to be recognized from remaining performance obligations for subscription services contracts. We expect to recognize revenue on approximately 95% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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
As of October 31, 2023, unbilled accounts receivable consisted of (i) a receivable of $38 million primarily for revenue recognized for professional services performed but not yet billed and (ii) a contract asset of $7 million

14	Veeva Systems Inc. | Form 10-Q

primarily related to professional services performed but for which we are not contractually able to invoice until a future period.
Since February 1, 2023, our master subscription agreements that govern multi-year orders generally include a termination for convenience right for our customers, which reduced the non-cancellable term of such orders. This resulted in a decrease to our contract asset balance from such orders. The contract asset balance from such orders was immaterial as of October 31, 2023.
Note 10. Leases
We have operating leases for some of our corporate offices. Our leases have various expiration dates through 2034, some of which include options to extend the leases for up to nine years. Additionally, we are the sublessor for certain office space. Our sublease income for each of the three and nine months ended October 31, 2023 and 2022 was immaterial.
For both the three months ended October 31, 2023 and 2022, our operating lease expense was $4 million. For both the nine months ended October 31, 2023 and 2022, our operating lease expense was $12 million.
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended October 31,
	2023	2022
Cash paid for operating lease liabilities	$7,054	$11,320
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	3,839	13,937

Supplemental balance sheet information related to operating leases was as follows :

	October 31, 2023	January 31, 2023
Weighted Average Remaining Lease Term	6.8 years	6.7 years
Weighted Average Discount Rate	4.4%	4.2%

As of October 31, 2023, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year
Remaining for 2024	$1,667
2025	11,317
2026	10,583
2027	9,717
2028	9,080
Thereafter	25,850
Total operating lease payments	68,214
Less imputed interest	(10,548)
Total operating lease liabilities	$57,666

Veeva Systems Inc. | Form 10-Q	15

Note 11. Stockholders’ Equity
Automatic Conversion
On October 15, 2023, all of our outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock pursuant to the terms of our then effective Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following the conversion.
On October 16, 2023, we filed a certificate with the Secretary of State of the State of Delaware effecting the retirement and cancellation of our Class B common stock. This certificate of retirement had the additional effect of eliminating the authorized Class B shares, thereby reducing our total number of authorized shares of common stock from 1,000,000,000 to 810,000,000. On October 16, 2023, we also filed an Amended and Restated Certificate of Incorporation to reflect the conversion and remove references to Class B common stock. Accordingly, we refer to our Class A common stock as common stock. Holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.
As of October 31, 2023, we had 160,965,687 shares of common stock outstanding.
Stock Option Activity
A summary of stock option activity for the nine months ended October 31, 2023 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2023	11,503,409	$128.62	5.9	$705
Options granted	2,461,496	180.50
Options exercised	(2,170,451)	24.04
Options forfeited/cancelled	(460,783)	198.43
Options outstanding at October 31, 2023	11,333,671	$157.07	6.9	$527
Options vested and exercisable at October 31, 2023	4,805,463	$124.41	5.4	$375
Options vested and exercisable at October 31, 2023 and expected to vest thereafter	11,333,671	$157.07	6.9	$527

The options granted during the nine months ended October 31, 2023 were predominantly made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $94.69 and $81.06 per option for the three and nine months ended October 31, 2023, respectively.
As of October 31, 2023, there was $389 million in unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 2.4 years.
As of October 31, 2023, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
The total intrinsic value of options exercised was approximately $17 million and $343 million for the three and nine months ended October 31, 2023, respectively.

16	Veeva Systems Inc. | Form 10-Q

Stock Option Valuation Assumptions
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended October 31,						Nine months ended October 31,
	2023			2022			2023			2022
Volatility	41%			39%	-	40%	39%	-	41%	37%	-	40%
Expected term (in years)	6.25			6.25			6.25	-	7	6	-	7
Risk-free interest rate	4.44%	-	4.73%	2.90%	-	4.20%	3.34%	-	4.73%	1.90%	-	4.20%
Dividend yield	—%			—%			—%			—%

Restricted Stock Units
A summary of restricted stock unit (RSU) activity for the nine months ended October 31, 2023 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2023	1,103,679	$194.36
RSUs granted	1,155,687	180.69
RSUs vested	(852,037)	184.02
RSUs forfeited/cancelled	(106,600)	183.68
Balance at October 31, 2023	1,300,729	189.86

As of October 31, 2023, there was a total of $181 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years. The total intrinsic value of RSUs vested was $60 million and $166 million for the three and nine months ended October 31, 2023, respectively.
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
On October 15, 2023, all of our outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock pursuant to the terms of our then effective Amended and Restated Certificate of Incorporation. See note 11 Stockholders’ Equity for additional details related to the conversion of Class B common stock. Because shares of Class B common stock were outstanding for a portion of the three and nine months ended October 31, 2023, we have disclosed earnings per share for Class A and Class B common stock for both the three and nine months ended October 31, 2023. For the three and nine months ended October 31, 2023 and 2022, the computation of fully diluted net income per share of Class A common stock assumes the conversion from Class B common stock, while the fully diluted net income per share of Class B common stock does not assume the conversion of those shares.

Veeva Systems Inc. | Form 10-Q	17

The numerators and denominators of the basic and diluted net income per share computations for our common stock are calculated as follows (in thousands, except per share data):

	Three months ended October 31,				Nine months ended October 31,
	2023		2022		2023		2022
	Class A	Class B(1)	Class A	Class B	Class A	Class B(1)	Class A	Class B
Basic
Numerator
Net income, basic	$124,569	$10,589	$98,151	$10,306	$345,597	$32,710	$270,666	$28,507
Denominator
Weighted average shares used in computing net income per share, basic	148,172	12,596	140,626	14,766	146,480	13,864	140,193	14,765
Net income per share, basic	$0.84	$0.84	$0.70	$0.70	$2.36	$2.36	$1.93	$1.93
Diluted
Numerator
Net income, basic	$124,569	$10,589	$98,151	$10,306	$345,597	$32,710	$270,666	$28,507
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	10,589	—	10,306	—	32,710	—	28,507	—
Reallocation of net income to Class B common stock	—	2,277	—	4,175	—	5,901	—	12,067
Net income, diluted	$135,158	$12,866	$108,457	$14,481	$378,307	$38,611	$299,173	$40,574
Denominator
Number of shares used for basic net income per share computation	148,172	12,596	140,626	14,766	146,480	13,864	140,193	14,765
Conversion of Class B to Class A common stock	12,596	—	14,766	—	13,864	—	14,765	—
Effect of potentially dilutive common shares	2,993	2,993	6,903	6,903	2,785	2,785	7,231	7,231
Weighted average shares used in computing net income per share, diluted	163,761	15,589	162,295	21,669	163,129	16,649	162,189	21,996
Net income per share, diluted	$0.83	$0.83	$0.67	$0.67	$2.32	$2.32	$1.84	$1.84

(1) Net income per share attributable to Class B common stock was determined for the relevant periods through October 15, 2023. See note 11 Stockholders’ Equity.
Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three months ended October 31,		Nine months ended October 31,
	2023	2022	2023	2022
Options and awards	6,340,276	5,022,968	6,615,821	4,363,631

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
Fact discovery is largely complete and expert discovery was completed in October 2023. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this lawsuit, and we are unable to make a meaningful estimate of the amount or range of gain or loss, if any, that could result from it, we believe that we have substantial defenses against IQVIA’s claims, which we intend to vigorously contest, and that our counterclaims warrant injunctive relief and monetary damages for Veeva.
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
On August 21, 2020, the District of New Jersey consolidated the Veeva Nitro Action and IQVIA Declaratory Action. Fact discovery is largely complete and expert discovery was completed in October 2023.
While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, we believe that our claims warrant injunctive and declaratory relief and monetary damages for Veeva.

Veeva Systems Inc. | Form 10-Q	19

Fee Arrangements Related to the IQVIA Litigation Matters. We have entered into partial contingency fee arrangements with certain law firms representing us in the IQVIA litigations. Pursuant to those arrangements, such law firms are entitled to an agreed portion of any damages we recover from IQVIA or may be entitled to payment of success fees from us based on the achievement of certain outcomes. We are unable to make an estimate of any liability we may have in connection with this arrangement and accordingly have not accrued any related liability at this time.
Medidata Litigation Matter
On January 26, 2017, Medidata Solutions, Inc. filed a complaint in the U.S. District Court for the Southern District of New York (Medidata Solutions, Inc. v. Veeva Systems Inc. et al. (No. 1:17-cv-00589)) against us and five individual Veeva employees who previously worked for Medidata (“Individual Employees”). The complaint alleged that we induced and conspired with the Individual Employees to breach their employment agreements, including non-compete and confidentiality provisions, and to misappropriate Medidata’s confidential and trade secret information. The complaint sought declaratory and injunctive relief, unspecified monetary damages, and attorneys’ fees. Medidata amended its complaint twice, asserting the same claims with additional factual allegations, and voluntarily dismissed the Individual Defendants without prejudice. The trial began on July 11, 2022. On July 15, 2022, after four days of jury trial, the court granted Veeva’s motion for judgment as a matter of law, thereby resolving the case in favor of Veeva. Medidata moved for reconsideration of the decision on July 29, 2022, which was denied by the court on August 18, 2022. Medidata filed an appeal in the Second Circuit Court of Appeals on January 3, 2023, to which we filed our opposition on April 4, 2023 and Medidata responded on May 25, 2023. Oral argument has been set for January 11, 2024. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this appeal, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe the court correctly decided the matter and intend to vigorously oppose Medidata's appeal.

Mednet Litigation Matter
On July 14, 2020, Mednet Solutions, Inc. filed a complaint in Minnesota state court (Mednet Solutions, Inc. v. Veeva Systems Inc. (No. 27-CV-20-9374)) against us and a Veeva employee who previously worked for Mednet. The complaint alleged that the employee improperly accessed Mednet’s computer systems after joining Veeva, in violation of his employment agreement to misappropriate Mednet’s confidential and trade secret information for our benefit. The complaint sought declaratory and injunctive relief, unspecified monetary damages, and attorneys’ fees.On December 9, 2020, the case was removed to the U.S. District Court for the District of Minnesota (No. 20-cv-2502). The complaint has been amended twice to include additional factual allegations, a claim against the employee under the federal Computer Fraud and Abuse Act, and direct claims against us for misappropriation. The matter is currently in the discovery phase of litigation and a trial date is expected to be set in June 2024 or later.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this litigation, and we are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, we believe that we have substantial defenses against Mednet’s claims and will continue to vigorously defend ourselves against them.
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
Total revenues consist of the following (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2023	2022	2023	2022
Subscription services
Commercial Solutions	$251,167	$239,276	$733,921	$703,356
R&D Solutions	243,745	202,293	646,174	569,494
Total subscription services	$494,912	$441,569	$1,380,095	$1,272,850
Professional services
Commercial Solutions	$47,899	$45,283	$140,082	$133,027
R&D Solutions	73,694	65,499	212,878	185,794
Total professional services	$121,593	$110,782	$352,960	$318,821
Total revenues	$616,505	$552,351	$1,733,055	$1,591,671

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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2023	2022	2023	2022
Revenues by geography
North America	$362,381	$321,860	$1,022,691	$925,589
Europe	172,473	152,951	479,423	441,719
Asia Pacific	65,180	62,621	184,720	181,286
Middle East, Africa, and Latin America	16,471	14,919	46,221	43,077
Total revenues	$616,505	$552,351	$1,733,055	$1,591,671

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	October 31, 2023	January 31, 2023
Long-lived assets by geography
North America	$48,092	$42,003
Europe	7,312	5,336
Asia Pacific	913	963
Middle East, Africa, and Latin America	1,280	1,515
Total long-lived assets	$57,597	$49,817

Veeva Systems Inc. | Form 10-Q	21

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

Our solutions are grouped into three major product categories—Veeva Development Cloud, Veeva Commercial Cloud, and Veeva Data Cloud. Veeva Data Cloud is comprised of our data offerings, including Veeva Compass, Veeva Link, and Veeva OpenData. For financial reporting purposes, revenues associated with our Veeva Commercial Cloud, Veeva Data Cloud, and Veeva Claims solutions are classified as “Commercial Solutions” revenues, and revenues associated with our Veeva Development Cloud, Veeva RegulatoryOne, and Veeva QualityOne solutions are classified as “R&D Solutions” revenues.
In our fiscal year ended January 31, 2023, we derived approximately 55% and 45% of our subscription services revenues and 52% and 48% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. For the nine months ended October 31, 2023, we derived approximately 53% and 47% of our subscription services revenues and 50% and 50% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. Revenues associated with our R&D Solutions are expected to increase as a percentage of both subscription services revenues and total revenues in the future.
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

22	Veeva Systems Inc. | Form 10-Q

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
We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training, and managed services related to our solutions and services related to our Veeva Business Consulting offering. For the nine months ended October 31, 2023, subscription services revenues constituted 80% of total revenues and professional services and other revenues constituted 20% of total revenues.
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

Veeva Systems Inc. | Form 10-Q	23

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

Operating Expenses
Research and Development. Research and development expenses consist primarily of employee-related expenses, third-party consulting fees, hosted infrastructure costs, and allocated overhead. We continue to focus our research and development efforts on our platforms, including adding new features and applications and increasing the functionality and enhancing the ease of use of our cloud-based applications.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
	2023	2022	2023	2022

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$494,912	$441,569	$1,380,095	$1,272,850
Professional services and other	121,593	110,782	352,960	318,821
Total revenues	616,505	552,351	1,733,055	1,591,671
Cost of revenues(1):
Cost of subscription services	74,435	65,734	213,179	188,722
Cost of professional services and other	93,247	88,173	290,184	256,369
Total cost of revenues	167,682	153,907	503,363	445,091
Gross profit	448,823	398,444	1,229,692	1,146,580
Operating expenses(1):
Research and development	161,278	130,257	465,466	377,740
Sales and marketing	96,773	93,910	282,269	259,642
General and administrative	62,283	52,873	187,887	159,030
Total operating expenses	320,334	277,040	935,622	796,412
Operating income	128,489	121,404	294,070	350,168
Other income, net	42,187	12,458	111,260	23,565
Income before income taxes	170,676	133,862	405,330	373,733
Provision for income taxes	35,518	25,405	27,023	74,560
Net income	$135,158	$108,457	$378,307	$299,173
(1) Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,604	$1,636	$4,857	$4,606
Cost of professional services and other	12,943	13,227	39,881	37,035
Research and development	45,711	37,415	129,909	102,139
Sales and marketing	23,460	23,576	67,084	64,500
General and administrative	17,508	17,333	53,109	48,083
Total stock-based compensation	$101,226	$93,187	$294,840	$256,363

Revenues

	Three months ended October 31,			Nine months ended October 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Revenues:
Subscription services	$494,912	$441,569	12%	$1,380,095	$1,272,850	8%
Professional services and other	121,593	110,782	10%	352,960	318,821	11%
Total revenues	$616,505	$552,351	12%	$1,733,055	$1,591,671	9%
Percentage of revenues:
Subscription services	80%	80%		80%	80%
Professional services and other	20	20		20	20
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended October 31, 2023 increased $64 million, of which $53 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $41 million of subscription services revenue attributable to R&D Solutions and $12 million of subscription services revenue attributable to Commercial Solutions. The geographic mix of subscription services revenues was 58% from North

26	Veeva Systems Inc. | Form 10-Q

America, 27% from Europe, and 15% from other locations, primarily Asia Pacific, for the three months ended October 31, 2023, as compared to 57% from North America, 28% from Europe, and 15% from other locations, primarily Asia Pacific, for the three months ended October 31, 2022.
Since February 1, 2023, our master subscription agreements that govern multi-year orders generally include a termination for convenience right for our customers. In the fiscal year ending January 31, 2024, the addition of termination for convenience rights in such master subscription agreements changes the timing of revenue recognition for such orders governed by these master subscription agreements and will reduce our revenue for the fiscal year. In addition, our customer contracts include an annual inflation adjustment, which raises the price to each customer upon such customer entering into a new or renewal order form after April 1, 2023 by the lower of 4% or the Consumer Price Index (All Urban Consumer, U.S. City Average, All Items Index) published by the U.S. Bureau of Labor and Statistics for the month of August of the prior calendar year. The annual inflation adjustment is a 4% increase for new or renewal order forms from April 1, 2023 to March 31, 2024 and will be a 3.7% increase for new or renewal order forms from April 1, 2024 to March 31, 2025. We do not expect the annual inflation adjustment to have a significant impact to revenue for the fiscal year ending January 31, 2024.
In the quarter ended October 31, 2020, we disclosed that we expected life sciences companies to reduce the number of sales representatives that they employ by roughly 10%. While the majority of these reductions were completed by the end of our fiscal year ended January 31, 2023, we expect additional reductions to take place through the end of our fiscal year ending January 31, 2024.
Professional services and other revenues for the three months ended October 31, 2023 increased $11 million. The increase was primarily due to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions, particularly within R&D Solutions. Further, the increase in professional services revenues was also driven by increased demand for our business consulting services. The geographic mix of professional services and other revenues was 62% from North America, 31% from Europe, and 7% from other locations, primarily Asia Pacific, for the three months ended October 31, 2023, as compared to 65% from North America, 28% from Europe, and 7% from other locations, primarily Asia Pacific, for the three months ended October 31, 2022.
Total revenues for the nine months ended October 31, 2023 increased $141 million, of which $107 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $77 million of subscription services revenue attributable to R&D Solutions and $31 million of subscription services revenue attributable to Commercial Solutions. The growth of subscription services revenue attributable to R&D Solutions was reduced by the addition of termination for convenience rights in master subscription agreements that govern multi-year orders relating to these products. The geographic mix of subscription services revenues was 58% from North America, 27% from Europe, and 15% from other locations, primarily Asia Pacific, for the nine months ended October 31, 2023, as compared to subscription services revenues of 57% from North America, 28% from Europe, and 15% from other locations, primarily Asia Pacific, for the nine months ended October 31, 2022.
Professional services and other revenues for the nine months ended October 31, 2023 increased $34 million. The increase was primarily due to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions, particularly within R&D Solutions. Further, the increase in professional services revenues was also driven by increased demand for our business consulting services. The geographic mix of professional services and other revenues was 62% from North America, 31% from Europe, and 7% from other locations, primarily Asia Pacific, for the nine months ended October 31, 2023, as compared to 64% from North America, 28% from Europe, and 8% from other locations, primarily Asia Pacific, for the nine months ended October 31, 2022.
While we expect professional services and other revenues to continue to grow in the last quarter of the fiscal year ending January 31, 2024, we expect the year-over-year growth of professional services and other revenues to be negatively impacted by increased project scrutiny and a more challenging macroeconomic environment.
Costs and Expenses
Note that in light of the worldwide labor market conditions and inflationary pressure, our global compensation increases in connection with our annual compensation review process, which took place in the last month of our

Veeva Systems Inc. | Form 10-Q	27

fiscal quarter ended April 30, 2022, were higher than previous years. These compensation changes increased our employee-related expenses, which impacted all of the cost and expense categories discussed below. The magnitude of global compensation increases during our fiscal quarter ended April 30, 2023 was less than the percentage increase in the previous year.
Cost of Revenue and Gross Margin

	Three months ended October 31,			Nine months ended October 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$74,435	$65,734	13%	$213,179	$188,722	13%
Cost of professional services and other	93,247	88,173	6%	290,184	256,369	13%
Total cost of revenues	$167,682	$153,907	9%	$503,363	$445,091	13%
Gross margin percentage:
Subscription services	85%	85%		85%	85%
Professional services and other	23%	20%		18%	20%
Total gross margin percentage	73%	72%		71%	72%
Gross profit	$448,823	$398,444	13%	$1,229,692	$1,146,580	7%

Cost of revenues for the three months ended October 31, 2023 increased $14 million, of which $9 million was related to an increase in cost of subscription services. The increase in cost of subscription services was primarily due to an increase of $3 million related to computing infrastructure costs, which was driven by an increase in the number of end users of our subscription services and volume of activity by end users, and an increase of $2 million in third-party contractor costs related to our data products.
Cost of revenues for the nine months ended October 31, 2023 increased $58 million, of which $34 million was related to an increase in cost of professional services and $24 million was related to an increase in cost of subscription services. The increase in cost of professional services was primarily due to an increase of $33 million related to employee compensation-related costs (which includes $3 million in stock-based compensation). The increase in cost of subscription services was primarily due to an increase of $9 million in computing infrastructure costs, which was driven by an increase in the number of end users of our subscription services and volume of activity by end users, and an increase of $5 million in employee compensation-related costs.
We expect cost of subscription services to increase in absolute dollars in the near term due to increased usage of our subscription services.
Cost of professional services and other for the three months ended October 31, 2023 increased $5 million, primarily due to an increase in employee compensation-related costs of $8 million, partially offset by other immaterial decreases. The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period.
Cost of professional services and other for the nine months ended October 31, 2023 increased $34 million, primarily due to an increase of $33 million in employee compensation-related costs (which includes an increase of $3 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by the increase in headcount during the period.
We expect cost of professional services and other to increase in absolute dollars in the near term as we continue to invest in our services organization.

Operating Expenses and Operating Margin
Operating expenses include research and development, sales and marketing, and general and administrative expenses. As we continue to invest in our growth through hiring, we expect operating expenses and stock-based compensation to increase in the fiscal year ending January 31, 2024. We expect our operating margin to decrease in the fiscal year ending January 31, 2024 due to these increases in operating expenses and the reduction in

28	Veeva Systems Inc. | Form 10-Q

revenue due to the addition of termination for convenience rights in our master subscription agreements, as discussed in “Components of Results of Operations—Revenues.”
Research and Development

	Three months ended October 31,			Nine months ended October 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Research and development	$161,278	$130,257	24%	$465,466	$377,740	23%
Percentage of total revenues	26%	24%		27%	24%

Research and development expenses for the three months ended October 31, 2023 increased $31 million, primarily due to an increase of $26 million in employee compensation-related costs (which includes an increase of $8 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by headcount increases. The expansion of our headcount in research and development is to support development work for the increased number of products that we offer or may offer in the future.
Research and development expenses for the nine months ended October 31, 2023 increased $88 million, primarily due to an increase of $81 million in employee compensation-related costs (which includes an increase of $28 million in stock-based compensation). The increase in employee compensation-related costs is primarily driven by headcount increases. The expansion of our headcount in research and development is to support development work for the increased number of products that we offer or may offer in the future.
We expect research and development expenses to increase in the fiscal year ending January 31, 2024, primarily due to headcount expansion and continued investment in our product offerings.
Sales and Marketing

	Three months ended October 31,			Nine months ended October 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Sales and marketing	$96,773	$93,910	3%	$282,269	$259,642	9%
Percentage of total revenues	16%	17%		16%	16%

Sales and marketing expenses for the three months ended October 31, 2023 increased $3 million due to an increase of $6 million in employee compensation-related costs, partially offset by other immaterial decreases.
Sales and marketing expenses for the nine months ended October 31, 2023 increased $23 million, primarily due to increases of $16 million in employee compensation-related costs (which includes an increase of $3 million in stock-based compensation), $3 million related to in-person marketing program costs, and $4 million in travel and entertainment costs. The increase in employee compensation-related costs is primarily driven by headcount increases.
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

Veeva Systems Inc. | Form 10-Q	29

General and Administrative

	Three months ended October 31,			Nine months ended October 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
General and administrative	$62,283	$52,873	18%	$187,887	$159,030	18%
Percentage of total revenues	10%	10%		11%	10%

General and administrative expenses for the three months ended October 31, 2023 increased $9 million, primarily due to an increase of $4 million in employee compensation-related costs, which is primarily driven by headcount increases, and an increase of $3 million in third-party contractor costs primarily related to fees associated with ongoing litigation.
General and administrative expenses for the nine months ended October 31, 2023 increased $29 million, primarily due to an increase of $20 million in employee compensation-related costs (which includes $5 million of stock-based compensation), which is primarily driven by headcount increases, and an increase of $4 million in information technology infrastructure costs.
We expect general and administrative expenses to increase in the fiscal year ending January 31, 2024 as a result of headcount expansion and investments in our information technology infrastructure.
Other Income, Net

	Three months ended October 31,			Nine months ended October 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Other income, net	$42,187	$12,458	239%	$111,260	$23,565	372%

Other income, net, for the three months ended October 31, 2023 increased $30 million, primarily due to an increase of $23 million in interest income due to higher investment asset balances as well as increases in interest rates within our short-term investment portfolio.
Other income, net, for the nine months ended October 31, 2023 increased $88 million, primarily due to an increase of $68 million in interest income due to higher investment asset balances as well as increases in interest rates within our short-term investment portfolio.
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
Provision for Income Taxes

	Three months ended October 31,			Nine months ended October 31,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Income before income taxes	$170,676	$133,862	28%	$405,330	$373,733	8%
Provision for income taxes	$35,518	$25,405	40%	$27,023	$74,560	(64)%
Effective tax rate	20.8%	19.0%		6.7%	20.0%

30	Veeva Systems Inc. | Form 10-Q

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
For the three months ended October 31, 2023 and 2022, our effective tax rates were 20.8% and 19.0%, respectively. During the three months ended October 31, 2023, as compared to the same period in the prior fiscal year, our effective tax rate increased primarily due to the reduced benefit from the foreign derived intangible income deduction.
For the nine months ended October 31, 2023 and 2022, our effective tax rates were 6.7% and 20.0%, respectively. During the nine months ended October 31, 2023, as compared to the same period in the prior fiscal year, our effective tax rate decreased primarily due to an increase in excess tax benefits related to equity compensation. We recognized such excess tax benefits of $72 million and $10 million in our provision for income taxes for the nine months ended October 31, 2023 and 2022, respectively. The increase in excess tax benefits during the nine months ended October 31, 2023 was primarily due to our Chief Executive Officer’s exercise of stock options in February 2023 in connection with a previously announced plan.
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
The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended October 31,		Nine months ended October 31,
	2023	2022	2023	2022

	(in thousands)
Net cash provided by operating activities on a GAAP basis	$82,598	$142,660	$853,570	$717,073
Excess tax benefits from employee stock plans	(3,275)	(888)	(68,575)	(5,981)
Net cash provided by operating activities on a non-GAAP basis	$79,323	$141,772	$784,995	$711,092
Net cash used in investing activities on a GAAP basis	$(73,324)	$(405,729)	$(989,648)	$(968,421)
Net cash used in financing activities on a GAAP basis	$(6,889)	$(10,543)	$(5,704)	$(17,135)

Operating income on a GAAP basis	$128,489	$121,404	$294,070	$350,168
Stock-based compensation expense	101,226	93,187	294,840	256,363
Amortization of purchased intangibles	4,906	4,906	14,558	14,558
Operating income on a non-GAAP basis	$234,621	$219,497	$603,468	$621,089
Net income on a GAAP basis	$135,158	$108,457	$378,307	$299,173
Stock-based compensation expense	101,226	93,187	294,840	256,363
Amortization of purchased intangibles	4,906	4,906	14,558	14,558
Income tax effect on non-GAAP adjustments(1)	(22,612)	(23,306)	(123,070)	(60,817)
Net income on a non-GAAP basis	$218,678	$183,244	$564,635	$509,277
Diluted net income per share on a GAAP basis	$0.83	$0.67	$2.32	$1.84
Stock-based compensation expense	0.62	0.57	1.81	1.58
Amortization of purchased intangibles	0.03	0.03	0.09	0.09
Income tax effect on non-GAAP adjustments(1)	(0.14)	(0.14)	(0.76)	(0.37)
Diluted net income per share on a non-GAAP basis	$1.34	$1.13	$3.46	$3.14
(1) For the three and nine months ended October 31, 2023 and 2022, we used an estimated annual effective non-GAAP tax rate of 21%.

32	Veeva Systems Inc. | Form 10-Q

Liquidity and Capital Resources

	Three months ended October 31,		Nine months ended October 31,
	2023	2022	2023	2022

	(in thousands)
Net cash provided by operating activities	$82,598	$142,660	$853,570	$717,073
Net cash used in investing activities	(73,324)	(405,729)	(989,648)	(968,421)
Net cash used in financing activities	(6,889)	(10,543)	(5,704)	(17,135)
Effect of exchange rate changes on cash and cash equivalents	(1,282)	(1,475)	(973)	(4,398)
Net change in cash and cash equivalents	$1,103	$(275,087)	$(142,755)	$(272,881)

Our principal sources of liquidity continue to be comprised of our cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. As of October 31, 2023, our cash, cash equivalents, and short-term investments totaled $3.9 billion, of which $61 million represented cash and cash equivalents held outside of the United States.
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
Our non-U.S. cash and cash equivalents are not considered indefinitely reinvested outside the United States, except in certain designated jurisdictions. As of October 31, 2023, we have not recorded any taxes, such as withholding taxes, associated with the foreign earnings that are indefinitely reinvested outside of the United States. Under currently enacted tax laws, if we were to choose to repatriate the funds we have designated as indefinitely reinvested outside the United States, such amounts may be subject to certain jurisdictional taxes (e.g., withholding taxes).
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
Net cash provided by operating activities was $83 million for the three months ended October 31, 2023 compared to $143 million provided by operating activities for the three months ended October 31, 2022. The $60 million decrease was primarily due to the timing of cash paid for income taxes and higher operating expenses due to increases in headcount, partially offset by increased sales and the related cash collections.

Veeva Systems Inc. | Form 10-Q	33

Net cash provided by operating activities was $854 million for the nine months ended October 31, 2023 compared to $717 million provided by operating activities for the nine months ended October 31, 2022. The $136 million increase was primarily due to increased sales and the related cash collections, partially offset by higher operating expenses due to increases in headcount.
The cash flows from operating activities for the nine months ended October 31, 2023 represent a significant portion of the cash flows from operating activities that we expect during our fiscal year ending January 31, 2024. As a result, we expect cash flows from operating activities to be substantially less in the fourth quarter of this fiscal year. Moreover, we anticipate our cash flows from operating activities for the fiscal year ending January 31, 2024 to be impacted by tax payments relating to the Tax Cuts and Jobs Act of 2017, which eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years. Our cash flows from operating activities are expected to be reduced by approximately $90 million in the fiscal year ending January 31, 2024. The requirement may also reduce our cash flows from operating activities in future periods, the amounts and specific periods of which we are unable to estimate at this time.
Investing Activities
Investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Net cash used in investing activities was $73 million for the three months ended October 31, 2023 compared to $406 million used in investment activities for the three months ended October 31, 2022. The $333 million decrease in cash used in investing activities was mainly due to the decrease in purchases of short-term investments partially offset by the increase in proceeds from maturities and sales of short-term investments for the three months ended October 31, 2023.
Net cash used in investing activities was $990 million for the nine months ended October 31, 2023 compared to $968 million used in investment activities for the nine months ended October 31, 2022. The $22 million increase in cash used in investing activities was mainly due to the increase in purchases of short-term investments for the nine months ended October 31, 2023.
Financing Activities
Financing activities relate primarily to stock option exercises and taxes paid on behalf of employees related to the net share settlement of RSUs.
Net cash used in financing activities was $7 million for the three months ended October 31, 2023 compared to $11 million used in financing activities for the three months ended October 31, 2022. The $4 million decrease was primarily related to an increase of $9 million in proceeds from employee stock option exercises, partially offset by an increase of $5 million of cash used to pay employee taxes related to the net share settlement of RSUs.
Net cash used in financing activities was $6 million for the nine months ended October 31, 2023 compared to $17 million used in financing activities for the nine months ended October 31, 2022. The $11 million decrease was primarily related to an increase of $22 million in proceeds from employee stock option exercises, partially offset by an increase of $11 million of cash used to pay employee taxes related to the net share settlement of RSUs.
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
There have been no material changes to our critical accounting policies and estimates during the nine months ended October 31, 2023, as compared to the those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

34	Veeva Systems Inc. | Form 10-Q

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, British Pound Sterling, Hungarian Forint, Chinese Yuan, Israeli Shekel, and Brazilian Real, and may be adversely affected in the future due to changes in foreign currency exchange rates. For example, changes in exchange rates reduced our revenues and expenses as expressed in U.S. dollars for the three and nine months ended October 31, 2023. We expect changes in exchange rates to have a negative impact on our revenues as expressed in U.S. dollars and a positive impact on our expenses as expressed in U.S. dollars for the fiscal year ending January 31, 2024. For the nine months ended October 31, 2023, about 83% of our revenues and about 81% of our expenses were denominated in USD .
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded and such fluctuations can impact our net income. We engage in the hedging of our foreign currency transactions as described in note 7 of the notes to our condensed consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. Realized and unrealized foreign currency losses were $1 million for both the three and nine months ended October 31, 2023. For the three and nine months ended October 31, 2022, we had realized and unrealized foreign currency losses of $3 million and $2 million, respectively.
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $3.9 billion as of October 31, 2023. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, foreign government bonds, and agency mortgage-backed securities. The cash and cash equivalents are held for working capital purposes and other operational activities. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $38 million market value reduction in our investment portfolio as of October 31, 2023. An immediate decrease of 100-basis points in interest rates would have increased the market value by $38 million as of October 31, 2023. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Veeva Systems Inc. | Form 10-Q	35

ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A.    RISK FACTORS.
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” together with all of the other information in this report, including our condensed consolidated financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline and you could lose part or all of your investment.
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
•Unique and uncertain macroeconomic and geopolitical factors, including as a result of worldwide inflationary pressures and changes in interest rates, volatility in the financial sector, concerns about a possible domestic or global recession, currency exchange fluctuations, the Russian invasion of Ukraine, and the Israel-Hamas conflict may cause instability and volatility in the global financial markets, and disruptions within the life sciences industry that may negatively impact our business, our financial results, and our stock price.
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
•Changing laws and regulations, including increasingly complex data privacy and information security regulations, in the U.S. and internationally, life sciences industry regulations, and trade policies, may impose additional costs for compliance, reduce demand for our solutions, and subject us to significant liabilities.

38	Veeva Systems Inc. | Form 10-Q

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
Unauthorized access or other security breaches or incidents, as a result of third-party action (e.g., cyber-attacks, or the introduction into our networks or systems of ransomware or other malware), employee or contractor error or malfeasance, product defect, or otherwise, have resulted in and could in the future result in the loss of information, inappropriate access to or use, disclosure, unavailability, modification, destruction, or other processing of information, loss of intellectual property, service interruption, service degradation, outages, service level credits, claims, demands, litigation, regulatory investigations and other proceedings, indemnity obligations, damage to our reputation, and other liability. It is possible that our risk of cyber-attack and other sources of security breaches and incidents may be elevated as a result of Russia’s invasion of Ukraine and the Israel-Hamas conflict due to an increase in cyber-attack attempts on us, our customers, our partners, or our technology infrastructure providers.
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
Our sales process entails planning discussions with prospective customers, analyzing their existing solutions, and identifying how these potential customers could use and benefit from our solutions. The sales cycle for a new customer, from the time of prospect qualification to the completion of the first sale, may span 12 months or longer. Sales cycles for our newer applications or in newer markets or industries are also lengthy and difficult to predict. We spend substantial time, effort, and expense in our sales efforts without any assurance that our efforts will result in the sale of our solutions. In addition, our sales cycle can vary substantially from customer to customer because of various factors, including the discretionary nature of potential customers’ purchasing and budget decisions, the macroeconomic and regulatory environments, the availability of funding in the life sciences industry, the announcement or planned introduction of new solutions by us or our competitors, and the purchasing approval processes of potential customers. For example, we have recently experienced increased project scrutiny for certain

Veeva Systems Inc. | Form 10-Q	41

potential projects, particularly for our professional services offerings, which may continue for the foreseeable future. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.
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
•public health crises, such as epidemics and pandemics; and
•unstable regional and economic political conditions or war in the markets in which we operate, including as a result of the Russian invasion of Ukraine and the Israel-Hamas conflict.

42	Veeva Systems Inc. | Form 10-Q

We have an office, vendors, and customers in Israel and many of our customers in other regions also have operations in Israel. Armed conflicts, terrorist activities or political instability involving Israel or other countries in the region may cause business disruptions and adversely impact our results of operations.
We do not currently have locations or employees in Russia, we have discontinued Belarus operations, and our revenues from sales to Russian and Belarus entities is limited. However, certain customers have reduced their number of users of our products in Ukraine. If customers further curtail or discontinue their operations in Ukraine, Russia or Belarus, we may lose sales and our results of operations could be negatively impacted.
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
Many of the companies with which we compete for experienced employees have greater resources than we have and may offer compensation packages that are perceived to be better than ours. For example, we offer equity awards to a substantial majority of our job candidates and existing employees as part of their overall compensation package. If the perceived value of our equity awards declines, including as a result of prolonged declines in the market price of our common stock or changes in perception about our future prospects, it may adversely affect our ability to recruit and retain highly skilled employees. Additionally, changes in our compensation structure may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. For example, in our fiscal year ended January 31, 2023, in response to a competitive talent environment, we made significant awards to our senior management, other than Mr. Gassner, outside of our regular compensation program, but we cannot guarantee those awards will be sufficient to retain all of these individuals. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected.
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
Our corporate headquarters are located in Pleasanton, California and our primary third-party hosted computing infrastructure is located in the United States, the European Union, Japan, and South Korea. The west coast of the United States, Japan, and South Korea each contain active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or other natural disaster, or catastrophic event such as an actual or threatened public health emergency (e.g., a global pandemic), fire, extreme weather event, power loss, telecommunications failure, cyber-attack, war (including the Russian invasion of Ukraine and the Israel-Hamas conflict), or terrorist attack, we may be unable to continue our operations at full capacity or at all and may experience system interruptions, reputational

Veeva Systems Inc. | Form 10-Q	43

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
Acquisitions could also use substantial portions of our available cash and result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business, and financial position may suffer.
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
In our fiscal year ended January 31, 2023, we derived approximately 55% of our subscription services revenues and approximately 52% of our total revenues from our Commercial Solutions. In our fiscal quarter ended January 31, 2023, we derived approximately 53% of our subscription services revenues and approximately 51% of our total revenues from our Commercial Solutions. A significant percentage of our Commercial Solutions subscription services revenues are derived from subscriptions for our core CRM application, and we have realized substantial sales penetration among pharmaceutical and biotechnology companies for our core Veeva CRM application. If we are not able to sell additional user subscriptions for our core CRM application, if we fail to renew existing subscriptions for our core CRM application, or if subscription levels for our core CRM application are reduced at renewal (as a result of reductions in sales representatives that use our solutions, change in demand for our solutions, or for other reasons), the growth of our Commercial Solutions revenues may be negatively impacted. In the quarter ended October 31, 2020, we disclosed that we expected life sciences companies to reduce the number of sales representatives that they employ by roughly 10%. While the majority of these reductions were completed by the end of our fiscal year ended January 31, 2023, we expect additional reductions to take place through the end of our fiscal year ending January 31, 2024. Such reductions could negatively impact sales of Veeva CRM and certain of our other Commercial Solutions.
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

declare bankruptcy. If our customers declare bankruptcy or otherwise dissolve, they may terminate their agreements with us or we may not be able to recoup the full payment of fees owed to us. Certain of our customers or potential customers may also be negatively impacted by high interest rates and recent volatility in the financial sector (including recent bank failures) and may find access to debt and other financing more difficult as a result.
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
•Changes in geopolitical conditions that impact the life sciences industry, changes in the ability to sell healthcare treatments in certain locations, and the global availability of healthcare treatments provided by the life sciences companies to which we sell—If economic or geopolitical conditions deteriorates, or the ability to market life sciences products or conduct clinical trials in key markets is disrupted, including as a result of the Russian invasion of Ukraine, the Israel-Hamas conflict or resulting sanctions, or if the demand for life sciences products globally deteriorates for other reasons, our customers may delay or reduce their IT spending, particularly within the regions impacted by negative economic or geopolitical conditions. For example, a number of significant life sciences companies have scaled back sales, operations, and investments in Russia, including curtailing sales and marketing and clinical trial activity in Russia.
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
Under the European General Data Protection Regulation (GDPR), we act as a data controller for our data products and a data processor with respect to our software products. We comply with the EU-U.S. Data Privacy Framework, the UK Extension to the EU-U.S. DPF, and the Swiss-U.S. Data Privacy Framework as set forth by the U.S. Department of Commerce. We have certified to the U.S. Department of Commerce that we adhere to the EU-U.S. DPF Principles with regard to the processing of personal information received from the European Union in reliance on the EU-U.S. DPF and from the United Kingdom in reliance on the UK Extension, and Swiss-U.S. DPF Principles with regard to the processing of personal information received from Switzerland in reliance on the Swiss-U.S. DPF. We rely on this self-certification, or alternatively, the EU Standard Contractual Clauses (SCCs), as updated, as well as our technical, contractual, and security measures, to ensure that our European customers have the appropriate legal mechanisms in place for their personal data to be accessed from within the United States. We are required to take steps to legitimize any personal data transfers impacted by these developments, and to engage in contract negotiations with third parties that aid in processing personal data on our behalf. We may be subject to increased costs of compliance and limitations on our service providers and us. In addition, these laws are complex, with the application and interpretation of them, at times, unclear and inconsistent, and may impose significant penalties for non-compliance. For example, in May 2023, the Irish Data Protection Commission imposed a significant fine on a large internet technology corporation for its failure to sufficiently address risks to EU data subjects when transferring data to the U.S.
Other countries have imposed or may in the future impose data localization obligations, cross-border data transfer restrictions, and other country specific privacy and security requirements which could be problematic to cloud software providers. For example, in 2021, China adopted the Personal Information Protection Law (PIPL), which, together with the Cybersecurity Law (CSL) and the Data Security Law (DSL), requires companies that process personal data of China residents above certain thresholds to seek approval from the Cyberspace Administration of China (CAC) to transfer such data outside of China. Certain of our Veeva CRM customers in China were required to request such approval from the CAC and had their requests denied. As a result, we expect that over the next twelve months, such customers may be required to implement a CRM solution that does not require data to be transferred outside of China. While we offer a CRM solution, called China SFA, that does not require data to be transferred outside of China, certain of our Veeva CRM customers in China may choose to implement a competitor’s CRM

48	Veeva Systems Inc. | Form 10-Q

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
U.S. federal and state data privacy laws are rapidly evolving. These laws impose new and modify existing obligations on businesses that collect personal information and create new privacy rights for individuals. For example, under the California Consumer Privacy Act (CCPA), as amended, we are generally considered a “service provider” for our software solutions and a “business” for our data and analytics products. Some of these laws and regulations also target certain types of marketing and advertising based on the use of personal information. The State of Washington, for example, recently passed the My Health My Data Act, which will become effective on March 21, 2024, establishing significant new restrictions on how businesses can collect, use, and disclose consumer health data. Veeva Crossix’s data platform combines large-scale data sets, inclusive of de-identified health and consumer data, to provide insights, analytics, and audience segmentation for our life sciences customers in the U.S. The law may curtail our ability to use data of Washington consumers, which may limit the accuracy of and reduce demand for our Crossix products, which, in turn, could adversely impact the business. These various laws, regulations, and legislative developments have potentially far-reaching consequences and may require us to modify our solutions and data management practices and incur substantial expense in order to comply.
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

Veeva Systems Inc. | Form 10-Q	49

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

50	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	51

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
While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. Our total revenues and subscription services revenue growth rates have declined in the past and may decline in the future. In our fiscal years ended January 31, 2023, 2022, and 2021, our total revenues grew by 16%, 26%, and 33% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2023, 2022, and 2021, our subscription services revenues grew by 17%, 26%, and 32% respectively, as compared to subscription services revenues from the prior fiscal years. In the fiscal year ended January 31, 2023, our revenue growth rate was negatively impacted by foreign currency exchange fluctuations and macroeconomic conditions, including lower funding levels within segments of our customer base and increased project scrutiny for certain potential projects. In our fiscal quarter ended October 31, 2023, our total revenues grew by 12% and our subscription services revenues grew by 12%, as compared to the same quarterly period in the prior fiscal year. A contracting change in the master subscription agreements that govern our multi-year orders, which became effective February 1, 2023, affects the timing of revenue recognition for such orders. As a result, our total revenue and subscription services revenue growth rates in the fiscal year ending January 31, 2024 will be reduced and are expected to decline, as compared to the prior fiscal year. While we expect our revenue growth rates to accelerate in our fiscal year ending January 31, 2025, as compared to the prior fiscal year, the year-over-year acceleration is in part due to the reduction in our revenues in the fiscal year ending January 31, 2024 from the contracting change discussed above. Over the longer term, our revenue growth rates are likely to fluctuate from year to year and may decline. If we are unable to maintain consistent revenue growth, it may adversely impact our profitability and the value of our common stock.
Our results may fluctuate from period to period, which could prevent us from meeting our own guidance or security analyst or investor expectations.
Our results of operations, including our revenues, gross margin, operating margin, profitability, cash flows, normalized billings, and deferred revenue, as well as other metrics we may report, may vary from period to period for a variety of reasons, including those listed elsewhere in this “Risk Factors” section, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Additionally, from time to time, we issue guidance and provide commentary regarding our expectations for certain future financial results and other metrics on both a near-term and long-term basis. Our guidance is based upon a number of assumptions and estimates that are subject to significant business, economic, and competitive uncertainties that are beyond our control and are based upon assumptions about future business and accounting decisions that may change or be wrong. Our guidance may prove to be incorrect, and actual results may differ from our guidance. Fluctuations in our results, changes in our guidance, or failure to achieve our guidance or security analyst or investor expectations, even if not materially, could cause the price of our common stock to decline substantially, and our investors could incur substantial losses.

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
For example, in response to inflationary pressures, we are also updating our contracting terms to incorporate an annual inflation adjustment, which will raise the price to each customer upon such customer entering into a new or renewal order form after April 1, 2023 by the lower of 4% or the Consumer Price Index (All Urban Consumer, U.S. City Average, All Items Index) published by the U.S. Bureau of Labor and Statistics for the month of August of the prior calendar year. If this increase results in reduced renewal rates, our business and results of operations will be adversely affected. Further, our customers may negotiate terms less advantageous to us upon renewal, which could reduce our revenues from these customers. As a customer’s total spend on Veeva solutions increases, we expect purchasing scrutiny at renewal to increase as well, which may result in reductions in user subscriptions or increased pricing pressure. Other factors that are not within our control may contribute to a reduction in our subscription services revenues. For instance, our customers may reduce their number of sales representatives, which would result in a corresponding reduction in the number of user subscriptions needed for some of our solutions and thus a lower aggregate renewal fee, or our customers may discontinue clinical trials for which our solutions are being used. In addition, starting on February 1, 2023, our master subscription agreements that govern multi-year orders generally include a right to terminate the master subscription agreement for convenience and certain customers may exercise that right prior to the contracted end date.
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
Our subscription orders are generally billed at the beginning of the subscription period in annual or quarterly increments, which means the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. Many of our customers, including many of our large customers, are billed on a quarterly basis and therefore a substantial portion of the value of contracts billed on a quarterly basis will not be reflected in our deferred revenue at the end of any given quarter. Also, particularly with respect to expansion orders for our Commercial Solutions, because the term of orders for additional end users or applications is commonly less than one year to align to the renewal date of existing Commercial Solutions orders, the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes may result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue compared to if the adjustment had not occurred. Additionally, changes in renewal dates may change the fiscal quarter in which deferred revenue associated with a particular order is booked. Accordingly, we do not believe that changes on a quarterly basis in deferred revenue, unbilled accounts receivable, calculated billings, or normalized billings are accurate indicators of the underlying momentum of our business or future revenues for any given period of time. We believe that our subscription revenue guidance and normalized billings guidance for the full fiscal year are the best indicators of the momentum of our business or future revenues. Please note that we define the term calculated billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable (contract asset) from the immediately preceding period. We define the term normalized billings for any period to mean calculated billings adjusted for the impact of term changes in renewal business, such as in the timing (for example, changing the renewal date of multiple products to be coterminous) or billing frequency (for example, changing from annual to quarterly billings). However, many companies that provide cloud-based software report changes in deferred revenue or billings as key operating or financial metrics, and it is possible that analysts or investors may view these metrics as important. Thus, any changes in our deferred revenue balances or deferred revenue trends could adversely affect the market price of our common stock.
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
Any changes in taxing jurisdictions' administrative interpretations, decisions, policies, and positions could also impact our tax liabilities. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. The Organisation for Economic Co-operation and Development (OECD), which represents a coalition of member countries, is supporting changes to numerous long-standing tax rules, including changes to the practice of shifting profits among affiliated entities located in different tax jurisdictions. For example, the OECD has announced an international agreement with more than 130 countries that has an anticipated effective date of January 1, 2024 in varying jurisdictions and includes a global minimum effective corporate tax rate of 15% for certain large multinational companies. Upon enactment, this agreement will also introduce rules that will result in the reallocation of certain taxing rights from multinational companies from their home countries to the markets where they have business activities and earn profits—regardless of physical presence. We continue to monitor and assess the developments and implications surrounding changes in the global tax environment, including the OECD minimum tax. The increasingly complex global tax environment could have a material adverse effect on our effective tax rate, results of operations, cash flows, and financial condition.
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
We must continue to monitor and assess our internal control over financial reporting. If in the future we have any material weaknesses, we may not detect errors on a timely basis and our financial statements may be materially misstated. Additionally, if in the future we are unable to comply with the requirements of the Sarbanes-Oxley Act in a timely manner, are unable to assert that our internal controls over financial reporting are effective, identify material weaknesses in our internal controls over financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.
We have broad discretion in the use of our cash balances and may not use them effectively.
We have broad discretion in the use of our cash balances and may not use them effectively. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest our cash balances in a manner that does not produce income or that loses value. We are also subject to general economic conditions, including volatility in the financial markets, that can negatively affect our investment income or negatively impact the banking partners on which we rely for operating cash management. Our investments may not yield a favorable return to our investors and may negatively impact the price of our common stock. A loss on our investments may also negatively impact our liquidity, which in turn may hurt our ability to invest in our business.
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
Our success and ability to compete depend in part upon our intellectual property. As of October 31, 2023, we have filed numerous domestic and foreign patent applications and have been issued 70 U.S. patents and 13 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners, consultants and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate and we may not be able to prevent the unauthorized disclosure or use of our technical knowledge, trade secrets or other confidential information. Further, if there is a breach or violation of the terms of our confidentiality agreements, we may not have adequate remedies.
In addition, in order to protect our intellectual property rights, we may also be required to spend significant resources to maintain, monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Negative publicity related to a decision by us to initiate such enforcement actions against a customer or former customer, regardless of its accuracy, may adversely impact our other customer relationships or prospective customer relationships, harm our brand and business and could cause the market price of our common stock to decline. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and our business.
Risks Related to Our Status as a Public Benefit Corporation and Ownership of Our Common Stock
Our status as a Delaware public benefit corporation may not result in the benefits that we anticipate, requires our directors to balance the interest of stockholders with other interests, and may subject us to legal uncertainty and other risks.
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

58	Veeva Systems Inc. | Form 10-Q

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
Our common stock price has been and will likely continue to be volatile.
The trading price of our common stock has been, and will likely continue to be, volatile for the foreseeable future. In addition, the trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. Uncertain macroeconomic and geopolitical factors in recent periods, including as a result of global inflationary pressures and changes in interest rates, concerns about a possible domestic or global recession, currency exchange fluctuations, and the Russian invasion of Ukraine, have led to volatility in the stock market. As a result, our stock price has declined significantly in recent periods, and we expect the trading price of our common stock will likely continue to be volatile for the foreseeable future. In addition to those risks described in this “Risk Factors” section, other factors could impact the value of our common stock, including:
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
•changes in the forward-looking estimates of our financial, operating, or other metrics, how those estimates compare to securities analyst expectations, or changes in recommendations by securities analysts that follow our common stock;
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
•the economy as a whole and market conditions within our industry and the industries of our customers;
•macroeconomic and geopolitical factors and instability and volatility in the global financial markets;
•future monetary policy changes in the United States and globally;

Veeva Systems Inc. | Form 10-Q	59

•the operating performance and market value of other comparable companies;
•securities or industry analysts downgrading our common stock or publishing inaccurate or unfavorable research about our business;
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
In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of our management’s attention and resources.
We do not intend to pay dividends on our capital stock for the foreseeable future, so any returns will be limited to changes in the value of our common stock.
We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our capital stock may be prohibited or limited by the terms of any future debt financing arrangement. Any return to stockholders will therefore be limited to the increase, if any, of the price of our common stock.
Provisions in our certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.
Our certificate of incorporation and bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay, or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:
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

60	Veeva Systems Inc. | Form 10-Q

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on merger, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Our bylaws provide for exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law or any action asserting a claim against us that is governed by the internal affairs doctrine. Our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for any action asserting a claim arising pursuant to the Securities Act, such a provision known as a “Federal Forum Provision.” Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to these provisions.
These choice of forum provisions may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

Veeva Systems Inc. | Form 10-Q	61

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
a)Sales of Unregistered Securities
None.
b)Use of Proceeds from Public Offerings of Common Stock
None.
c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans
The following table sets forth the material terms of all “Rule 10b5-1 trading arrangements” (as such term is defined under Item 408(a) of Regulation S-K) adopted, modified, or terminated by our Section 16 officers and directors during the fiscal quarter ended October 31, 2023:

Name and Title	Action (Adoption / Termination)	Adoption / Termination Date	Aggregate Number of Shares of Common Stock to be Sold (1)	Expiration Date (2)
Mary Ann Hedley Director	Adoption	9/28/2023	83	12/26/2024
Thomas Schwenger President	Adoption	10/4/2023	4,344	1/3/2025
(1)    This number represents the maximum number of shares of common stock that may be sold pursuant to the trading plan. The number of shares actually sold will depend on the satisfaction of certain conditions as set forth in the plan.
(2)    In each case, the trading plan may expire on an earlier date if and when all transactions thereunder are completed.
None of our Section 16 officers or directors adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as such term is defined under Item 408(c) of Regulation S-K) during the fiscal quarter ended October 31, 2023.

62	Veeva Systems Inc. | Form 10-Q

ITEM 6.    EXHIBITS.
Exhibits

Veeva Systems Inc. | Form 10-Q	63

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed
		Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.2	10/16/2023

3.2	Certificate of Retirement of Class B Common Stock of Veeva Systems Inc.	8-K	001-36121	3.1	10/16/2023

3.3	Amended and Restated Bylaws of Veeva Systems Inc.	8-K	001-36121	3.1	6/23/2023

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.

64	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc.

Dated:	December 7, 2023	By:	/s/ BRENT BOWMAN
Brent Bowman Chief Financial Officer (Principal Financial Officer)

Dated:	December 7, 2023	By:	/s/ KRISTINE DIAMOND
Kristine Diamond Chief Accounting Officer (Principal Accounting Officer)

66	Veeva Systems Inc. | Form 10-Q