Form 10-K
period 2024-01-31
VEEVA SYSTEMS INC
filed 2024-03-25
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-K
____________________________________________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.            ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2023, based on the closing price of $204.22 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange on July 31, 2023, the last trading day of the second fiscal quarter, was approximately $29.7 billion. Shares of Class A common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 29, 2024, there were 161,316,597 shares of the Registrant’s Class A common stock outstanding. We refer to our Class A common stock as our “common stock.”
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. The proxy statement will be filed by the Registrant with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended January 31, 2024.

Pursuant to Part IV, Item 16, a summary of Form 10-K content follows, including hyperlinked cross-references (in the EDGAR filing). This allows users to easily locate the corresponding items in this annual report on Form 10-K where the disclosure is fully presented. The summary does not include certain Part III information that will be incorporated by reference from the Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed within 120 days after our fiscal year ended January 31, 2024.

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

PART I.
ITEM 1.    BUSINESS.
Overview
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. Our offerings span cloud software, data, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (R&D) through commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations.
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
We also bring the benefits of our content and data management solutions to customers in the consumer products industries. Our applications currently offered to companies in these industries are designed to help customers efficiently manage critical processes and content in a compliant way, and to enable secure collaboration across internal and external stakeholders, including outsourcing partners and vendors.
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
Our Industry Cloud Solutions for Life Sciences
Our industry cloud solutions for the life sciences industry are grouped into three major product categories—Veeva Development Cloud, Veeva Commercial Cloud, and Veeva Data Cloud—and are designed to address pharmaceutical, biotechnology, and medical devices and diagnostics (MedTech) companies’ most pressing strategic needs in their commercial and R&D operations. For financial reporting purposes, revenues associated with our Veeva Commercial Cloud, Veeva Data Cloud, and Veeva Claims solutions are classified as “Commercial Solutions” revenues, and revenues associated with our Veeva Development Cloud, Veeva RegulatoryOne, and Veeva QualityOne solutions are classified as “R&D Solutions” revenues.
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

•Veeva Vault Clinical advances clinical trial execution by providing a complete and connected technology ecosystem. Our clinical platform is designed to enable seamless execution and flow of data between clinical trial stakeholders—including patients, research sites, contract research organizations (CROs), and trial sponsors—for faster, more efficient trials that achieve higher data accuracy and increased patient diversity. The platform is comprised of our clinical suite and applications for clinical research sites and patient engagement.
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
•Veeva Vault Quality is the life science industry’s only unified suite of applications for managing quality content, processes, and training on a single cloud platform. Applications include solutions for aggregating and managing quality content, harmonizing quality processes, and simplifying employee qualification. The unification of quality processes and systems increases operational efficiency, enables continuous improvement, and drives compliance.
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
Veeva Commercial Cloud is a product category comprised of software and analytics solutions built specifically for life sciences companies to more efficiently and effectively commercialize their products. Veeva Commercial Cloud includes solutions for the sales, marketing, and medical affairs functions of a life sciences company:
•Veeva CRM suite enables customer-facing employees at pharmaceutical and biotechnology companies—including sales representatives and medical science liaisons—to manage, track, and optimize engagement with healthcare professionals with a single, integrated solution. In addition, we offer multichannel CRM applications that can enhance and extend our core CRM and Medical CRM products, providing customers with an end-to-end solution across all key channels, including face-to-face, email, and virtual engagement, live and virtual enterprise events, and field collaboration. All support the life sciences industry’s unique commercial business processes and regulatory compliance requirements with highly specialized functionality. Veeva CRM and some of its applications are built on a platform provided by Salesforce, Inc. and will be supported until September 1, 2030. Veeva Vault CRM is our next generation CRM solution that is built on our proprietary Veeva Vault platform and will include the full functionality of Veeva CRM. Vault CRM is currently used by early adopters and planned for general availability in April 2024.
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

Veeva Systems Inc. | Form 10-K	3

Veeva Data Cloud is a modern data platform comprised of connected reference data, deep data, and transaction data. The platform is designed to bring greater efficiency and precision across clinical and commercial operations of a life sciences company:
•Veeva OpenData is customer reference data. This includes demographic information, license information and status, specialty information, affiliations, and other key data about healthcare providers (HCP) and organizations that is crucial to customer engagement and compliance.
•Veeva Link applications are built on a modern data platform that combines intelligent software automation with human curation to provide deep data across a growing number of areas, including key people, publications, conferences, and digital engagement.
•Veeva Compass is a suite of de-identified U.S. longitudinal patient, projected prescriber, and national data designed for a wide range of commercial use cases, including business planning, patient finding, patient journey analytics, segmentation and targeting, forecasting, and incentive compensation.
Our Cloud Solutions for the Consumer Products Industries
Our initial applications for customers outside of life sciences address specific content and data management processes within the consumer products industries. Veeva QualityOne is a robust quality management, document management, and training solution. Veeva RegulatoryOne helps companies manage regulatory submission content. Veeva Claims addresses the end-to-end product and marketing claims management process.
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
Veeva Business Consulting
We offer Veeva Business Consulting services through dedicated teams that are distinct from our professional services and support organization. Veeva Business Consulting provides strategic consulting services and solutions that are often enabled by our unique industry-wide perspective and proprietary data. Commercial Business Consulting typically focuses on a particular customer success initiative, commercial strategy, or business process change like digital engagement, commercial content management, field optimization, and commercial insights and analytics. R&D Business Consulting enables continuous and sustainable innovation across the drug development

4	Veeva Systems Inc. | Form 10-K

value chain, including process efficiency, time-to-market acceleration, and optimized operating model and governance.
Our Customers
As of January 31, 2024, we served 1,432 customers. For an explanation of how we define current customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations.” We deliver solutions to companies throughout the life sciences industry, including pharmaceutical, biotechnology, and medical device companies, contract sales organizations, and contract research organizations. Our life sciences customers range from the largest global pharmaceutical and biotechnology companies such as Bayer AG, Boehringer Ingelheim GmbH, Eli Lilly and Company, Gilead Sciences, Inc., Merck Sharp & Dohme Corp., and Novartis Pharma AG, to emerging growth pharmaceutical and biotechnology companies, including Alkermes Inc., Alnylam Pharmaceuticals, Inc., bluebird bio, Inc., and Idorsia Pharmaceuticals Ltd. We also deliver solutions to companies in the consumer products industries.
Our Human Capital Resources
As of January 31, 2024, we had 7,172 employees worldwide, up by 428 from the previous year. Our employees in the United States are not represented by a labor union; however, in certain foreign locations, local workers’ councils represent our employees. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.
Our workforce is diverse in many respects. As of January 31, 2024, 44% of our global employee population self-identified as female and approximately 42% of our U.S. workforce self-identified as members of underrepresented racial or ethnic groups. We define underrepresented racial or ethnic groups as those comprising individuals who identify as American Indian, Alaska Native, Asian, Black, African American, Hispanic, Latino, Hawaiian, Pacific Islander, or two or more races.
We use a combination of base salary and equity to compensate our employees. We also offer a range of benefits to our employees, including comprehensive healthcare and other wellness programs. We believe our compensation and benefits programs are competitive. We do not require any of our employees anywhere in the world to enter into non-compete agreements.
While we experience intense competition for talent, we believe we have been effective at attracting and retaining talented employees.
Research and Development
Our R&D organization is responsible for the design, development, and testing of our solutions and applications. Based on customer feedback and needs, we focus our efforts on developing new solutions, functionality, applications, and core technologies and further enhancing the usability, functionality, reliability, performance, and flexibility of existing solutions and applications.
Sales and Marketing
We sell our solutions through our direct sales organization. In large life sciences companies, the R&D and commercial business functions commonly have separate technology and business decision makers. Accordingly, we market and sell our solutions to align with the distinct characteristics of those decision makers. We have distinct R&D and commercial sales teams, which we further segment to focus on selling to large global life sciences companies and smaller life sciences companies. We also have product specific and industry specific sales teams for certain of our products.
Technology Infrastructure and Operations
Our products are hosted in data centers located in the United States, the United Kingdom, the European Union, Japan, South Korea, Australia, and Brazil. Our products used only within China are hosted in data centers located in China. We utilize third parties to provide our computing infrastructure and manage the infrastructure on which our solutions operate. For example, for Veeva CRM and certain of our multichannel CRM applications, we currently utilize the hosting infrastructure provided by Salesforce, Inc. For our Veeva Vault applications, including Vault CRM, and certain other Veeva Commercial Cloud applications, we utilize Amazon Web Services.

Veeva Systems Inc. | Form 10-K	5

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
Our technology is generally based on multitenant architectures that apply common, consistent management practices for all customers using our solutions. We enable multiple customers to share the same version of our solutions while securely partitioning their respective data. Veeva CRM and portions of our multichannel CRM applications currently utilize the Salesforce platform of Salesforce, Inc. Our Veeva Vault applications, including Vault CRM, and portions of our other Commercial Cloud applications are built upon our own proprietary platforms. Certain of our other applications rely on technology platforms provided by third parties. For example, our commercial data warehouse application utilizes Amazon Redshift and our digital engagement application utilizes Zoom.
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

Privacy Program
Veeva maintains a data privacy program aligned to applicable laws such as the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s General Data Protection Regulation (UK GDPR), the California Consumer Privacy Act (CCPA), and the U.S. Health Insurance Portability and Accountability Act (HIPAA). We have a Chief Privacy Officer who collaborates with our Chief Information Security Officer and business and product leaders throughout our organization. Our program focuses on the implementation of policies, procedures, and agreements to comply with applicable data privacy laws and regulations as well as data privacy requirements of customers and partners; the creation and maintenance of privacy documentation to demonstrate compliance with applicable data privacy laws and regulations, including legal transfer mechanisms; the process by which we obtain personal information through lawful and transparent means; the process by which we process personal information; the process by which we notify customers and data subjects in a timely manner in the event of a data breach, as required by contract or law; and the training of employees and contractors engaged in the processing of personal information. For more information about our privacy practices, please visit veeva.com/privacy.
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

6	Veeva Systems Inc. | Form 10-K

Salesforce, Inc. has also announced their intention to offer a life sciences industry-specific CRM solution, which will likely compete with our offerings.
Our Veeva Data Cloud products as well as Veeva Crossix compete with IQVIA, Ipsos Group S.A., Definitive Health Corp., and smaller data and data analytics providers.
No single vendor offers products that compete with all of our Veeva Development Cloud applications, but IQVIA, Dassault Systèmes, OpenText Corporation, Oracle Corporation, Honeywell International Inc., and other smaller application providers offer applications that compete with certain of our Veeva Development Cloud applications.
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
We sell certain of our Development Cloud applications to companies outside the life sciences industry. In this segment of our business, we compete with solutions such as those offered by OpenText, Microsoft, Honeywell, EtQ Management Consultants, LLC, Oracle, and Box, and custom-built software developed by third-party vendors or in-house by our potential customers.
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

Intellectual Property
We rely on a combination of patents, trade secrets, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. We have developed a process for seeking patent protection for our technology innovations. The table below provides a summary of our issued patents and pending patent applications as of January 31, 2024:

Issued U.S. patents (expiring between May 2027 and January 2039)	74
Issued international patents (expiring between April 2025 and June 2037)	13
U.S. and international pending patent applications	90

Our patents and patent applications cover technology within our Veeva Development Cloud, Veeva Commercial Cloud, and Veeva Data Cloud product families. We plan to continue expanding our patent portfolio. We require our employees, consultants, and other third parties to enter into confidentiality and proprietary rights agreements, and we control access to software, documentation, and other proprietary information. Although we rely on our intellectual property rights, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new features and functionality and frequent enhancements to our applications are essential to establishing and maintaining our technology leadership position as a provider of technology solutions to the life sciences industry.
Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop applications with the same functionality as our application. Policing unauthorized use of our technology and intellectual property rights is difficult, and protection of our rights through civil enforcement mechanisms may be expensive and time consuming, and may result in the impairment or loss of portions of our intellectual property.
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
Corporate Information
Our website address is http://www.veeva.com. Information contained on our website is not incorporated by reference into this Form 10-K, and you should not consider information contained on our website to be part of this Form 10-K or in deciding whether to purchase shares of our common stock. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investors portion of our website at http://ir.veeva.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

8	Veeva Systems Inc. | Form 10-K

ITEM 1A.    RISK FACTORS.
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” together with all of the other information in this report, including our consolidated financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline and you could lose part or all of your investment.
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
•Our plans to migrate our customers to our Vault CRM applications built on our own Veeva Vault platform could cause business disruptions for customers, lead to the loss of our customers to competitors, and adversely affect our operating results.
•Nearly all of our revenues are generated by sales to customers in the life sciences industry, and factors that adversely affect this industry could also adversely affect us.
•Over the longer term our revenue growth rates are likely to fluctuate from year to year and may decline, and, as our costs increase, we may not be able to sustain the same level of profitability we have achieved in the past.
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

Veeva Systems Inc. | Form 10-K	9

•We are currently being sued by third parties for alleged misappropriation of trade secrets. We may suffer damages, which could be significant, or other harm from these lawsuits and we may be sued for infringement or misappropriation of third-party intellectual property in the future.
•We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and adversely affect our operating results.
Risks Related to Our Business
If our security measures are breached or compromised or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce or stop their use of our solutions, and we may incur significant liabilities.
Our solutions involve the storage, transmission, and other processing of our customers’ proprietary information (including personal or identifying information regarding their employees and the medical professionals whom their sales personnel contact, and sensitive proprietary data related to the clinical trial, regulatory submission and sales and marketing processes for medical treatments), personal information of medical professionals, personal information (which may include personal health information) of patients and clinical trial participants, and other sensitive information. For example, Veeva Crossix and Veeva Compass process third-party health and non-health data for U.S. patients. Additionally, we maintain and process other confidential, proprietary, and sensitive business information, including personal information relating to our employees and contractors and confidential information relating to our solutions and business.
Unauthorized access or other security breaches or incidents, as a result of third-party action (e.g., cyber-attacks, or the introduction into our networks or systems of ransomware or other malware), employee or contractor error or malfeasance, product defect, or otherwise, have resulted in and could in the future result in the loss of information or intellectual property, inappropriate access to or use, disclosure, unavailability, modification, destruction, or other processing of information, service interruption, degradation, disruption, and outages, service level credits, claims, demands, litigation, regulatory investigations and other proceedings, indemnity obligations, damage to our reputation, and other liability. It is possible that our risk of cyber-attack and other sources of security breaches and incidents may be elevated as a result of Russia’s invasion of Ukraine, the Israel-Hamas conflict, or other geopolitical tensions or conflicts, due to an increase in cyber-attack attempts on us, our customers, our partners, or our technology infrastructure providers.
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

10	Veeva Systems Inc. | Form 10-K

sciences industry. The principal such competitor for our Veeva Commercial Cloud applications is IQVIA Holdings Inc., which offers a CRM application built on the Salesforce platform, various data products, and other applications that compete with our products. Salesforce, Inc. has also announced their intention to offer a life science industry-specific CRM solution, which will compete with our offerings. Our Veeva Data Cloud products. as well as Veeva Crossix, compete with IQVIA, Ipsos Group S.A., Definitive Health Corp., and smaller data and data analytics providers. IQVIA, Dassault Systèmes, OpenText Corporation, Oracle Corporation, Honeywell International Inc., and other smaller application providers offer applications that compete with certain of our Veeva Development Cloud applications. Our Veeva Commercial Cloud and Veeva Development Cloud applications also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use cloud-based applications or platforms that are not life sciences specific—such as Salesforce, Inc., Box.com, Amazon Web Services, or Microsoft—for certain of the functions our applications provide. Our business consulting and professional services offerings compete with a range of professional services firms, which include, at times, some of our partners. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.
In December 2022, we announced plans to migrate customers of our multichannel CRM applications built on the Salesforce platform to CRM solutions that are built on our own Veeva Vault platform, as discussed in more detail below, which could lead to customers choosing competitors that continue to use the Salesforce platform, or other CRM application providers, over us.
Some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business recognition, larger intellectual property portfolios, and agreements with a broader set of system integrators and other partners. We also continue to be subject to litigation from our competitors. For example, as disclosed elsewhere in this report, we are in active litigation with IQVIA. In addition, our competitors may offer price concessions, delayed payment terms, or other more favorable terms and conditions in light of the recent macroeconomic environment.
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
Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions. It is uncertain whether these newer solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected overall growth. For example, we have limited experience selling certain of our data and analytics offerings and certain of our solutions that enable remote patient interactions for clinical trials. Also, as discussed in more detail below, we intend to migrate our Veeva CRM customers to Vault CRM. We cannot be certain that we will be successful with respect to newer solutions and markets. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions, develop other new solutions, or make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.
Our revenues are relatively concentrated within a small number of key customers, and the loss of one or more of such key customers, or their failure to renew or expand user subscriptions, could slow the growth rate of our revenues or cause our revenues to decline.
In our fiscal years ended January 31, 2024, 2023, and 2022, our top 10 customers accounted for 28%, 29%, and 31% of our total revenues, respectively. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers, which we call “reference selling.” The loss of any of our key customers, or a failure of one or more of them to renew or expand user subscriptions for some or all our products, could have a significant impact on the growth rate of our revenues, our reputation, and our ability to obtain new

Veeva Systems Inc. | Form 10-K	11

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
Our plans to migrate our CRM customers to our Vault CRM applications built on our own Veeva Vault platform could cause business disruptions for customers, lead to the loss of our customers to competitors, and adversely affect our operating results.
We currently depend on the Salesforce platform to deliver our multichannel CRM applications, but in December 2022 we announced plans to migrate our CRM customers to our Vault CRM solutions, which are built on our Veeva Vault platform. We also announced that we do not intend to renew our agreement with Salesforce, Inc. for use of the Salesforce platform. Vault CRM is currently used by early adopters and we intend to make Vault CRM generally available to all customers in April 2024. Veeva CRM will be supported until September 1, 2030. The migration of our Veeva CRM customers will require time and expense, which may be significant. These migration processes are complex and we cannot be certain that we will be successful or that the Veeva Vault platform will be ready for migration on our intended timeline or the timeline necessary to support our customers. Further, some existing customers may decide not to migrate to Vault CRM and may decide to use a different CRM solution. Additionally, Vault CRM may encounter difficulties supporting the increased volume of users migrating from Veeva CRM, leading to outages or other performance problems. Any disruptions in our services or other migration-related problems, whether or not such incidents are our fault, that could subject us to liability or harm our reputation. If we are unsuccessful migrating our Veeva CRM customers to Vault CRM, encounter disruptions or other problems in the migration process, or our customers do not migrate to the Vault CRM in a timely manner, or at all, our business, operating results, and brand could be materially and adversely affected.
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

12	Veeva Systems Inc. | Form 10-K

macroeconomic and regulatory environments, the availability of funding in the life sciences industry, the announcement or planned introduction of new solutions by us or our competitors, and the purchasing approval processes of potential customers. For example, we have recently experienced increased scrutiny for certain potential projects, particularly for our professional services offerings, which may continue for the foreseeable future. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.
Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.
In our fiscal year ended January 31, 2024, customers outside North America accounted for approximately 41% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into additional international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter.
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
•changes in diplomatic relations and trade policy, including the status of relations between the United States and other countries, including China and Russia, and the implementation of or changes to trade sanctions, tariffs, and embargoes, including if the United States and other countries were to impose more significant general sanctions against Russia in response to the continuing conflict in Ukraine, which could ban the use of our products by companies or users in Russia;
•public health crises, such as epidemics and pandemics; and

Veeva Systems Inc. | Form 10-K	13

•unstable regional and economic political conditions or armed conflicts in the markets in which we operate, including as a result of the Russian invasion of Ukraine and the Israel-Hamas conflict.
We have an office, vendors, and customers in Israel and many of our customers in other regions also have operations in Israel. Armed conflicts, terrorist activities or political instability involving Israel or other countries in the region may cause business disruptions and adversely impact our results of operations.
We do not currently have locations or employees in Russia and our revenues from sales to Russian entities is limited. However, certain customers have reduced their number of users of our products in Ukraine. Additionally, the European Union recently adopted new sanctions against Russia prohibiting the sale and supply of enterprise software to entities and individuals in Russia. If customers further curtail or discontinue their operations in Ukraine or Russia, or if we are not able to supply or service users in Russia due to existing or new sanctions, we may lose sales and our results of operations could be negatively impacted.
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
Our corporate headquarters are located in Pleasanton, California and our primary third-party hosted computing infrastructure is located in the United States, the European Union, Japan, and South Korea. The west coast of the United States, Japan, and South Korea each contain active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or other natural disaster, or catastrophic event such as an actual or threatened public health emergency (e.g., a global pandemic), fire, extreme weather event, power loss, telecommunications failure, cyber-attack, armed conflicts (including the Russian invasion of Ukraine and the Israel-Hamas conflict), or terrorist attack, we may be unable to continue our operations at full capacity or at all and may experience system interruptions, reputational harm, delays in our solution development, lengthy interruptions in our services, breaches of data

14	Veeva Systems Inc. | Form 10-K

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

Veeva Systems Inc. | Form 10-K	15

Our core Veeva CRM application has achieved substantial market penetration of pharmaceutical and biotechnology companies. If our efforts to sustain or further increase the use and adoption of our core CRM application do not succeed, the growth of our Commercial Solutions revenues may be negatively impacted.
In our fiscal year ended January 31, 2024, we derived approximately 52% of our subscription services revenues and approximately 50% of our total revenues from our Commercial Solutions. In our fiscal quarter ended January 31, 2024, we derived approximately 50% of our subscription services revenues and approximately 49% of our total revenues from our Commercial Solutions. A significant percentage of our Commercial Solutions subscription services revenues are derived from subscriptions for our core CRM application, and we have realized substantial sales penetration among pharmaceutical and biotechnology companies for our core Veeva CRM application. If we are not able to sell additional user subscriptions for our core CRM application, if we fail to renew existing subscriptions for our core CRM application, or if subscription levels for our core CRM application are reduced at renewal (as a result of reductions in sales representatives that use our solutions, change in demand for our solutions, or for other reasons), the growth of our Commercial Solutions revenues may be negatively impacted. For example, in recent years, certain life sciences companies have reduced the number of sales representatives they employ due to an increased preference for digitally-enabled sales channels, which negatively impacted sales of Veeva CRM and certain of our other Commercial Solutions.
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

16	Veeva Systems Inc. | Form 10-K

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
Nearly all of our sales are to customers in the life sciences industry. Demand for our solutions could be affected by factors that affect the life sciences industry, including:
•The changing regulatory environment of the life sciences industry—Changes in regulations could negatively impact the business environment for our life sciences customers. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. In particular, legislation or regulatory changes regarding the pricing of drugs and other healthcare treatments sold by life sciences companies, including the extent to which the U.S. government or other governments may establish or negotiate prescription drug prices, has continued to be a topic of discussion by political leaders and regulators in the United States and elsewhere. Significant changes in drug pricing policy or regulation could result in life sciences companies reducing the number of sales representatives that use our products or otherwise reduce demand for our products. For example, the Inflation Reduction Act contains a number of significant drug pricing reforms, including provisions designed to limit the prices paid by Medicare for various prescription drugs. A number of life sciences companies have initiated litigation against the federal government challenging the constitutionality of the Inflation Reduction Act’s mandatory pricing scheme. It is unclear at this time what impact this legislation will have on our business or our customers’ businesses. We will continue to evaluate its impact.
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
•Changes in the funding environment and bankruptcies in the life sciences industry—Our business depends on the overall economic health of our existing and prospective customers. The purchase of our solutions may involve a significant commitment of capital and other resources. Since 2022, there has been a reduction in funding for early-stage life sciences companies, which has resulted in reduced sales and adversely affected our financial results and may continue for the foreseeable future. Moreover, life sciences companies, and in particular early-stage companies with pre-commercial treatments in clinical trials, may ultimately be unsuccessful and may subsequently declare bankruptcy. If our customers declare bankruptcy or otherwise dissolve, they may terminate their agreements with us or we may not be able to recoup the full payment of fees owed to us. Certain of our customers or potential customers may also be negatively impacted by high interest rates and recent volatility in the financial sector and may find access to debt and other financing more difficult as a result.
•Changes in market conditions and practices within the life sciences industry—The expiration of key patents, the implications of precision medicine treatments, changes in the practices of prescribing physicians and patients, changes with respect to payer relationships, the policies and preferences of

Veeva Systems Inc. | Form 10-K	17

healthcare professionals and healthcare organizations with respect to the sales and marketing efforts of life sciences companies, and changes in the regulation of the sales and marketing efforts and pricing practices of life sciences companies. Changes in public perception regarding the practices of the life sciences industry may result in political pressure to increase the regulation of life sciences companies in one or more of the areas described above, which may negatively impact demand for our solutions. Other factors could lead to a significant reduction in sales representatives that use our solutions or otherwise change the demand for our solutions. For example, in recent years, certain life sciences companies have reduced the number of sales representatives they employ due to an increased preference for digitally-enabled sales channels, which negatively impacted sales of our solutions, including Veeva CRM and certain of our other Commercial Solutions.
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

18	Veeva Systems Inc. | Form 10-K

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
Increasingly complex regulations relating to privacy, data protection, and cybersecurity are burdensome, may reduce demand for our solutions, and non-compliance may impose significant liabilities.
Our customers use our solutions to collect, use, store, disclose, and otherwise process personal data regarding their employees, healthcare professionals, and patients. Patient data may include sensitive health data. In many countries, governmental bodies have adopted or may adopt laws and regulations regarding the security, collection, use, storage, disclosure, and other processing of personal data, making compliance an increasingly complex task.
Under the European General Data Protection Regulation (EU GDPR) and the United Kingdom’s General Data Protection Regulation (UK GDPR), we act as a data controller for our data products and a data processor with respect to our software products. Each of the GDPR and UK GDPR impose significant data protection obligations and provide for substantial penalties and other remedies for noncompliance. We maintain active self-certifications under the EU-U.S. Data Privacy Framework, the UK Extension to the EU-U.S. DPF, and the Swiss-U.S. Data Privacy Framework as set forth by the U.S. Department of Commerce. We also rely on the EU Standard Contractual Clauses and UK Standard Contractual Clauses, as well as our technical, contractual, and security measures, to help ensure that our European customers have the appropriate legal mechanisms in place for their personal data to be accessed from within the United States. We are required to take steps to legitimize any personal data transfers impacted by these developments, and to engage in contract negotiations with third parties that aid in processing personal data on our behalf. We may be subject to increased costs of compliance and limitations on our service providers and us. In addition, these laws are complex, with the application and interpretation of them, at times, unclear and inconsistent, and may impose significant penalties for non-compliance. For example, in May 2023, the Irish Data Protection Commission imposed a significant fine on a large internet technology corporation for its failure to sufficiently address risks to EU data subjects when transferring data to the U.S.
Other countries have imposed or may in the future impose data localization obligations, cross-border data transfer restrictions, and other country specific privacy and security requirements which could be problematic to cloud software providers. For example, in 2021, China adopted the Personal Information Protection Law, which, together with the Cybersecurity Law and the Data Security Law, require companies that process personal data of China residents above certain thresholds to seek approval from the Cyberspace Administration of China (CAC) to transfer such data outside of China. Certain of our Veeva CRM customers in China were required to request such approval from the CAC and had their requests denied. As a result, we expect that over the next twelve months, such customers may be required to implement a CRM solution that does not require data to be transferred outside of China. While we offer a CRM solution, called China SFA, that does not require data to be transferred outside of China, certain of our Veeva CRM customers in China may choose to implement a competitor’s CRM solution and our CRM business in China may be negatively impacted. Currently, approximately 3% of our total revenue is attributable to China.
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
U.S. federal and state data privacy laws are rapidly evolving. These laws impose new and modify existing obligations on businesses that collect personal information and create new privacy rights for individuals. For example, under the California Consumer Privacy Act (CCPA), as amended, we are generally considered a “service provider” for our software solutions and a “business” for our data and analytics products. Some of these laws and regulations also target certain types of marketing and advertising based on the use of personal information. The State of Washington, for example, recently passed the My Health My Data Act, which became effective on March

Veeva Systems Inc. | Form 10-K	19

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
In addition to government regulations, privacy advocates and other key industry players have, and may continue to, establish various new standards and certifications, such as the prohibition of third-party cookies and other identifiers in certain digital environments, that may place additional burdens or resource constraints on us, limit our ability to collect, use, and otherwise process certain data, and limit our ability to generate certain analytics. Our customers may expect us to meet voluntary certifications or adhere to other standards established by third parties. Understanding and implementing industry and customer specific requirements and certifications on top of our internationally recognized security certifications could require additional investment and management attention and may subject us to significant liabilities if we are unable to comply. Moreover, the continuing evolution of these standards might cause confusion for our customers and may have an impact on the solutions we offer. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our solutions and adversely affect our business and operating results.
Customers expect that our solutions can be used in compliance with applicable data protection, data privacy and cybersecurity laws and regulations. Compliance with these global laws and regulations, including any new or evolving regulations relating to the use of data in AI and machine learning technologies, such as the proposed EU AI Act, has and will continue to require valuable management and employee time and resources and modification of our products or operations, and may also limit use and adoption of our products. Data protection authorities from around the world will from time to time review our products and services and their compliance with applicable laws and regulations. Any actual or perceived failure to comply with such laws and regulations or other actual or asserted obligations relating to privacy, data protection, or cybersecurity could lead to inspections, audits, regulatory investigations and other proceedings, significant fines, penalties, and other relief imposed by government agencies and regulatory bodies, and claims, demands, and litigation by our customers or third parties, which may reduce demand for our solutions and result in reputational harm, substantial damages and other liabilities.
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
Our solutions are hosted from and use computing infrastructure provided by third parties. We utilize Amazon Web Services with respect to applications built on the Veeva Vault platform. Our Veeva CRM application (and certain of our multichannel CRM applications) are built on a platform provided by Salesforce, Inc. that utilizes hosting and computing infrastructure provided by Salesforce, Inc. However, as discussed in more detail above, we intend to migrate our Veeva CRM customers to Vault CRM, which is built on our Veeva Vault platform. We also utilize other computing infrastructure service providers to a lesser extent.
We do not own or control the operation of the third-party facilities or equipment used to provide the services described above. Our computing infrastructure service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms or if our computing infrastructure is unable to keep up with our needs for capacity, we may be required to transition to a new provider and we may incur significant costs and possible service interruption in connection with doing so. In addition, such service providers could decide to close their facilities or change or suspend their service offerings without adequate notice to us. Moreover, any financial difficulties, such as bankruptcy, faced by such service providers may have negative effects on our business, the nature and extent of which are difficult to predict. Since we cannot easily switch computing infrastructure service providers, any disruption with respect to our current providers would impact our operations and our business could be adversely impacted.
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
However, on December 1, 2022, we announced our intent to migrate our Veeva CRM customers to Vault CRM, which is built on our Veeva Vault platform, and we do not intend to renew our agreement with Salesforce, Inc. when the current term expires on September 1, 2025. Pursuant to the terms of our agreement, during the wind-down period from September 1, 2025 to September 1, 2030, we may not sell applications that utilize the Salesforce platform to new customers and our sales of applications that utilize the Salesforce platform to a customer existing at September 1, 2025 may not exceed 150% of the seats in use by each such customer as of September 1, 2025. After September 1, 2030, we will not be able to sell applications that utilize the Salesforce platform to any customers.
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

Veeva Systems Inc. | Form 10-K	21

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

22	Veeva Systems Inc. | Form 10-K

Risks Related to Our Financial Performance, How We Contract with Customers, and the Financial Position of Our Business
Our historic growth rates of total revenues and subscription services revenues should not be viewed as indicative of our future performance.
While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. Our total revenues and subscription services revenue growth rates have declined in the past and may decline in the future. In our fiscal years ended January 31, 2024, 2023, and 2022, our total revenues grew by 10%, 16%, and 26% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2024, 2023, and 2022, our subscription services revenues grew by 10%, 17%, and 26% respectively, as compared to subscription services revenues from the prior fiscal years. In the fiscal year ended January 31, 2024, our revenue growth rate was negatively impacted by macroeconomic conditions, including lower funding levels within segments of our customer base and increased scrutiny for certain potential projects, a contracting change in the master subscription agreements that govern our multi-year orders, which affected the timing of revenue recognition for such orders, and foreign currency exchange fluctuations. While we expect our revenue growth rates to accelerate in our fiscal year ending January 31, 2025, as compared to the prior fiscal year, the year-over-year acceleration is in part due to the reduction in our revenues in the fiscal year ended January 31, 2024 from the contracting change discussed above. Over the longer term, our revenue growth rates are likely to fluctuate from year to year and may decline. If we are unable to maintain consistent revenue growth, it may adversely impact our profitability and the value of our common stock.
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
•the availability, price, performance, and functionality of competing solutions and services;
•our ability to develop complementary solutions, applications, and services;
•the stability, performance, and security of our hosting infrastructure and hosting services; and

Veeva Systems Inc. | Form 10-K	23

•the business environment of our customers and, in particular, reductions in spending or headcount, and acquisitions of or business combinations between our customers or other business developments that may result in reductions in user subscriptions.
For example, certain of our contracting terms include an annual inflation adjustment that raises the price to each customer upon renewal by the lower of 4% or the Consumer Price Index (All Urban Consumer, U.S. City Average, All Items Index) published by the U.S. Bureau of Labor and Statistics for the month of August of the prior calendar year. If this increase results in reduced renewal rates, our business and results of operations will be adversely affected. Further, our customers may negotiate terms less advantageous to us upon renewal, which could reduce our revenues from these customers. As a customer’s total spend on Veeva solutions increases, we expect purchasing scrutiny at renewal to increase as well, which may result in reductions in user subscriptions or increased pricing pressure. Other factors that are not within our control may contribute to a reduction in our subscription services revenues. For instance, our customers may reduce their number of sales representatives, which would result in a corresponding reduction in the number of user subscriptions needed for some of our solutions and thus a lower aggregate renewal fee, or our customers may discontinue clinical trials for which our solutions are being used. In addition, our master subscription agreements that govern multi-year orders generally include a right to terminate the master subscription agreement for convenience and certain customers may exercise that right prior to the contracted end date.
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

24	Veeva Systems Inc. | Form 10-K

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
When such multi-year orders are non-cancellable (other than for cause), we recognize the total contracted revenue ratably over the multi-year term of the order. As a result, in the initial year of such orders, we recognize more revenue than the fees we invoice for the same period, and in the last year of such orders, we recognize less revenue than the fees we invoice for the same period. In this scenario, we may also be exposed to impaired contract assets if, for example, a customer terminates an otherwise non-cancellable multi-year order with ramping fees for cause.
Historically, our multi-year orders have generally been non-cancellable. Therefore, our reported revenue in any quarter or year may not have corresponded to the amounts we were entitled to bill in the same period.
Now, our master subscription agreements that govern multi-year orders generally include a termination for convenience right for our customers. In the fiscal year ended January 31, 2024, the addition of termination for convenience rights in such master subscription agreements changed the timing of revenue recognition for such orders governed by these master subscription agreements and reduced our unbilled revenue balance from such orders, as well as reduced our revenue for the fiscal year. Starting in our fiscal year ending January 31, 2025, the amount of revenue recognized from such orders will generally be consistent with the amount invoiced for the relevant term of the order.
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

Veeva Systems Inc. | Form 10-K	25

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
Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. As we continue to expand our operations in countries outside the United States, an increasing proportion of our revenues and expenditures in the future may be denominated in foreign currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, British Pound Sterling, Chinese Yuan, and Hungarian Forint, and may be adversely affected in the future due to changes in foreign currency exchange rates. Changes in exchange rates may negatively affect our revenues, expenses, and other operating results as expressed in U.S. dollars in the future. For example, changes in exchange rates negatively affected our revenues as expressed in U.S. dollars for the fiscal years ended January 31, 2024 and 2023, and may negatively affect our revenues for the fiscal year ending January 31, 2025 as expressed in U.S. dollars as well. Further, we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
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
We do not collect sales and use, value added or similar transactional taxes in all jurisdictions in which we have sales but no physical presence, based on our determination that such taxes are not applicable or that we are not required to collect such taxes with respect to the jurisdiction. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect and remit such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements, including based on changes in tax laws, may adversely affect our results of operations. We believe that our consolidated financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.
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

26	Veeva Systems Inc. | Form 10-K

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
Our tax provision could also be impacted by changes in accounting principles and changes in U.S. federal and state or international tax laws applicable to multinational corporations. For example, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and required taxpayers to capitalize and amortize them over five or fifteen years, which has negatively impacted our cash from operations. We made significant judgments and assumptions in the interpretation of this new law and in our calculations reflected in our financial results. In addition, the current U.S. administration has released various tax legislation proposals. If enacted, these changes could increase our effective tax rate and have an adverse effect on our results of operations.

Any changes in taxing jurisdictions' administrative interpretations, decisions, policies, and positions could also impact our tax liabilities. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, the Organisation for Economic Co-operation and Development (OECD) is making progress with ongoing reforms of the international tax system, including changes to the practice of shifting profits among affiliated entities located in different tax jurisdictions. In October 2021, the OECD announced that more than 135 jurisdictions agreed on a two-pillar solution to address the tax challenges arising from the digitalization of the economy, including a global minimum effective corporate tax rate of 15% for certain large multinational companies, referred to as Pillar Two. Upon enactment, this agreement will also introduce rules that will result in the reallocation of certain taxing rights from multinational companies from their home countries to the markets where they have business activities and earn profits—regardless of physical presence. We continue to monitor and assess the developments and implications surrounding changes in the global tax environment, including Pillar Two. The increasingly complex global tax environment could have a material adverse effect on our effective tax rate, results of operations, cash flows, and financial condition.
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

Veeva Systems Inc. | Form 10-K	27

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
Our success and ability to compete depend in part upon our intellectual property. As of January 31, 2024, we have filed numerous domestic and foreign patent applications and have been issued 74 U.S. patents and 13 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners, consultants and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate and we may not be able to prevent the unauthorized disclosure or use of our technical knowledge, trade secrets or other confidential information. Further, if there is a breach or violation of the terms of our confidentiality agreements, we may not have adequate remedies.
In addition, in order to protect our intellectual property rights, we may also be required to spend significant resources to maintain, monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property (for example, if an entity against which we have asserted an intellectual property claim is successful in attacking the validity of our intellectual property). Negative publicity related to a decision by us to initiate such enforcement actions against a customer or former customer, regardless of its accuracy, may adversely impact our other customer relationships or prospective customer relationships, harm our brand and business and could cause the market price of our common stock to decline. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and our business.

28	Veeva Systems Inc. | Form 10-K

Risks Related to Our Status as a Public Benefit Corporation, Our ESG Disclosures, and Ownership of Our Common Stock
Our status as a Delaware public benefit corporation may not result in the benefits that we anticipate, requires our directors to balance the interest of stockholders with other interests, and may subject us to legal uncertainty and other risks.
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

Evolving expectations and disclosure requirements related to environmental, social and governance matters expose us to risks that could adversely affect our reputation and performance.

Veeva Systems Inc. | Form 10-K	29

The positions we take on environmental, social, and corporate governance (ESG) matters may impact our brand and reputation, our ability to attract or retain customers, or our relationships with our employees, stockholders, and other stakeholders. These positions or a failure to meet certain stated ESG commitments could adversely affect our reputation, financial performance, and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.

Standards for tracking and reporting ESG matters continue to evolve. Our processes and controls may not comply with evolving standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that are required or may be required of public companies by the SEC and other regulators. Additionally, increasing regulatory requirements and regulatory scrutiny related to ESG matters may result in higher compliance costs for us. Our failure or perceived failure to satisfy various reporting standards on a timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation.
Our common stock price has been and will likely continue to be volatile.
The trading price of our common stock has been, and will likely continue to be, volatile for the foreseeable future. In addition, the trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. Uncertain macroeconomic and geopolitical factors in recent periods, including as a result of global inflationary pressures and changes in interest rates, concerns about a possible domestic or global recession, currency exchange fluctuations, the Russian invasion of Ukraine, and the Israel-Hamas conflict have led to volatility in the stock market. As a result, our stock price has declined significantly in recent periods, and we expect the trading price of our common stock will likely continue to be volatile for the foreseeable future. In addition to those risks described in this “Risk Factors” section, other factors could impact the value of our common stock, including:
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

30	Veeva Systems Inc. | Form 10-K

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

Veeva Systems Inc. | Form 10-K	31

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C.    CYBERSECURITY.
We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.
Governance
Our Board of Directors formed a Cybersecurity Committee to exercise oversight over our cybersecurity and privacy programs and controls for our products and our internal-use information technology. The Cybersecurity Committee is chaired by a director with cybersecurity expertise and board and executive experience at large technology companies. The Cybersecurity Committee receives reports from management on a regular basis on a range of topics, including the current cybersecurity landscape and emerging threats, the status of ongoing cybersecurity initiatives, incident reports from cybersecurity events, and compliance with regulatory requirements and industry standards.
Our day-to-day cybersecurity and technology risk management efforts, including oversight of our information security management system, are led by our EVP of Internal Operations, a member of our executive leadership team with over three decades of experience in the field, whose cybersecurity experience includes serving as our Chief Information Officer and in executive roles at other companies leading security, operations, audit, and compliance teams. Our Chief Information Security Officer (CISO), who has over two decades of experience in cybersecurity, reports to the EVP of Internal Operations and oversees our security team. Our CISO’s cybersecurity experience includes serving as an enterprise architect and network security architect at a Fortune 25 public retail company.
Cybersecurity risk management is integrated into our broader risk management framework. We have a security points of contact program, which embeds security experts into product development teams. In addition, a security council, chaired by our CISO, meets monthly to discuss the security program, security incidents, and ongoing program objectives. The council is comprised of senior leaders in product development, operations, security, quality, and services, and helps ensure that security remains a top priority across the enterprise.
Risks Management and Strategy
Information Security Management System
We maintain a comprehensive Information Security Management System (ISMS) that is designed to ensure the confidentiality, integrity, and availability of customer data, corporate data (such as intellectual property or source code), employee data, and our systems. Our ISMS is founded on the following industry-leading and regulatory standards:
•ISO 9001:2015 – Quality Management Systems
•ISO/IEC 27001:2013 – Information Security Management
•SOC2 Type II – System and Organization Controls
•SEI Capability Maturity Model Integration (v1.3)
•IT Infrastructure Library (ITIL) version 3

32	Veeva Systems Inc. | Form 10-K

•ICH Q9 – Quality Risk Management
We have achieved ISO 27001 certification for our ISMS, which is managed by our CISO. As a data processor, we are the custodian of customer information that can be both confidential and sensitive. We are also certified to ISO 27018 for privacy controls.
Critical elements of our ISMS include:
•Operational measures to monitor and respond to data breaches and cyber attacks. We have application, database, network, and resource monitoring in place that are designated to identify vulnerabilities and protect our applications. Our personnel are trained to promptly report any security incident and any such incident is addressed by our Security Incident Management Policy, which includes a formal incident response process. We also provide a trust site that displays upcoming maintenance downtimes, data center incidents, and relevant security communications.
•Vulnerability and penetration testing. Our solutions undergo internal vulnerability testing prior to release. We have built our own internal penetration testing systems and we conduct vulnerability assessments on our software using automated and manual methods, at least annually. In addition, we commission annual vulnerability and penetration testing of our systems by industry-recognized, third-party security specialists.
•Training. We require role-based security and security awareness training. All employees receive annual training on our Code of Conduct and our Acceptable Use Policy, which establishes our commitment to protecting the confidential and proprietary information of our customers and partners. In addition, all new hires and contractors must undergo information security awareness training. Subsequent security awareness training is required annually for all active employees and contractors. Employees in certain roles (e.g., customer support representatives, developers, and hiring managers) receive more extensive data security training annually.
•Disaster recovery and business continuity. Our solutions are designed to help avoid single points of failure to reduce the chance of business disruption from security breaches, incidents, and other disruptions of systems. We maintain formally documented recovery processes that may be activated in the event of a significant business disruption of our corporate IT infrastructure or the production infrastructure that processes our customer data. We conduct testing, at least annually, to verify the validity of the recovery processes and provide reports on the test results for production infrastructure that processes our customer data to customers via access to a customer portal.
Process for Identifying Material Cybersecurity Incidents
Potentially material cybersecurity incidents are escalated according to our Security Incident Management Policy to a management response team comprising our EVP of Internal Operations, Chief Financial Officer, Chief Accounting Officer, General Counsel, Chief Privacy Officer, and Associate General Counsel (Corporate). Our Security Incident Management Policy is designed to inform the management response team about, and monitor, the prevention, detection, mitigation, and remediation of cybersecurity incidents. The management response team is responsible for timely determining materiality and overseeing the appropriate reporting of certain cybersecurity incidents.
Cybersecurity risks, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our business strategy, results of operations, or financial condition. For additional information regarding risks from cybersecurity threats that we face, and regarding our likelihood of being materially affected by risks from cybersecurity threats, please see item 1A, “Risk Factors.”
Supplier Management Program
Through our Supplier Management Program, we maintain procedures that specify requirements for the assessment of suppliers and contractors who provide services that may impact our product and process quality. These procedures allow us to identify risks from potential cybersecurity incidents associated with our use of products and services from these suppliers and ensure that there is an appropriate level of oversight of our vendors’ quality systems. We perform initial audits and then periodic, risk-based audits on our suppliers to ensure their products and services conform to our established quality standards.

Veeva Systems Inc. | Form 10-K	33

ITEM 2.    PROPERTIES.
We own our Pleasanton, California corporate headquarters, which currently accommodates our principal executive and significant portions of our product development, engineering, marketing, finance, and legal organizations. We expect that our corporate headquarters will support the overall growth of our business for the near term.
We also lease offices in various locations, including North America, Europe, Asia Pacific, and Latin America. We expect to expand our facilities capacity in certain field locations during our fiscal year ending January 31, 2025 and may further expand our facilities capacity after January 31, 2025 as our employee base grows. We believe that we will be able to obtain additional space on commercially reasonable terms. See note 10 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments.
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
On February 13, 2023, Veeva and Sparta entered into a confidential settlement agreement dismissing their claims against each other. On January 16, 2024, Veeva and Medidata also entered into a confidential settlement agreement dismissing their claims against each other. The only defendant now in the case is IQVIA.
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
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
PART II.
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Price of Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol “VEEV.”

34	Veeva Systems Inc. | Form 10-K

Stockholders
As of January 31, 2024, we had 21 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on January 31, 2019 in the common stock of Veeva Systems Inc., the S&P 500 Index, and the S&P 1500 Application Software Index and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Veeva Systems Inc. | Form 10-K	35

	January 31,
	2019	2020	2021	2022	2023	2024

Veeva Systems Inc.	100.00	134.43	253.48	216.89	156.38	190.18
S&P 500	100.00	121.68	142.67	175.90	161.45	195.06
S&P 1500 Application Software Index	100.00	133.60	176.27	195.48	158.36	238.99

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

36	Veeva Systems Inc. | Form 10-K

Overview
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. Our offerings span cloud software, data, analytics, professional services, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development through commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations.
Our solutions are grouped into three major product categories —Veeva Development Cloud, Veeva Commercial Cloud, and Veeva Data Cloud. Veeva Data Cloud is comprised of our data offerings, including Veeva Compass, Veeva Link, and Veeva OpenData. For financial reporting purposes, revenues associated with our Veeva Commercial Cloud, Veeva Data Cloud, and Veeva Claims solutions are classified as “Commercial Solutions” revenues, and revenues associated with our Veeva Development Cloud, Veeva RegulatoryOne, and Veeva QualityOne solutions are classified as “R&D Solutions” revenues.
In our fiscal year ended January 31, 2024, we derived approximately 52% and 48% of our subscription services revenues and 50% and 50% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. For the fiscal year ended January 31, 2023, we derived approximately 55% and 45% of our subscription services revenues and 52% and 48% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. Revenues associated with our R&D Solutions are expected to continue to increase as a percentage of both subscription services revenues and total revenues in the future. We also offer certain of our R&D Solutions to industries outside the life sciences industry primarily in North America and Europe.
For our fiscal years ended January 31, 2024, 2023, and 2022, our total revenues were $2,364 million, $2,155 million, and $1,851 million, respectively, representing year-over-year growth in total revenues of 10% in our fiscal year ended January 31, 2024, and 16% in our fiscal year ended January 31, 2023. For our fiscal years ended January 31, 2024, 2023, and 2022, our subscription services revenues were $1,902 million, $1,733 million, and $1,484 million, respectively, representing year-over-year growth in subscription services revenues of 10% in our fiscal year ended January 31, 2024, and 17% in our fiscal year ended January 31, 2023. We generated net income of $526 million, $488 million, and $427 million for our fiscal years ended January 31, 2024, 2023, and 2022, respectively.
As of January 31, 2024, 2023, and 2022, we served 1,432, 1,388, and 1,205, customers, respectively. As of January 31, 2024, 2023, and 2022, we had 693, 684 and 653 Commercial Solutions customers, respectively, and 1,078, 1025, and 860 R&D Solutions customers, respectively. These customer count totals are net of customer attrition during each period. The combined customer counts for Commercial Solutions and R&D Solutions exceed the total customer count in each year because some customers subscribe to products in both areas. Commercial Solutions consist of our cloud software, data, and analytics products built specifically to more efficiently and effectively commercialize our customers’ products. R&D Solutions consist of our clinical, quality, regulatory, and safety products. Many of our applications for R&D are used by smaller, earlier stage, pre-commercial companies, some of which may not reach the commercialization stage. Thus, the potential number of R&D Solutions customers is higher than the potential number of Commercial Solutions customers.
Components of Results of Operations
Revenues
We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training, and managed services related to our solutions and services related to our Veeva Business Consulting offering. For the fiscal year ended January 31, 2024, subscription services revenues constituted 80% of total revenues and professional services and other revenues constituted 20% of total revenues.
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

Veeva Systems Inc. | Form 10-K	37

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
Particularly with respect to our R&D Solutions, we have entered into a number of orders with multi-year terms. The fees associated with such orders are typically not based on the number of end-users and typically escalate over the term of such orders at a pre-agreed rate to account for, among other factors, implementation and adoption timing and planned increased usage by the customer. When such multi-year orders are non-cancellable (other than for cause), we recognize the total contracted revenue ratably over the multi-year term of the order. For such non-cancellable orders, when the amounts we are entitled to invoice in any period pursuant to multi-year orders with escalating fees are less than the revenue recognized, we accrue an unbilled accounts receivable balance (a contract asset) related to such orders. In the same scenario, the net deferred revenue we would record in connection with such orders will be less because we will be recognizing more revenue than we bill earlier in the term of such multi-year orders. Since February 1, 2023, our master subscription agreements that govern multi-year orders generally include a termination for convenience right for our customers. In the fiscal year ended January 31, 2024, the addition of termination for convenience rights in such master subscription agreements changed the timing of revenue recognition for orders governed by these master subscription agreements and reduced our unbilled revenue balance from such orders, as well as reduced our revenue for the fiscal year. Starting in our fiscal year ending January 31, 2025, the amount of revenue recognized from such orders will generally be consistent with the amount invoiced for the relevant term of the order.
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

38	Veeva Systems Inc. | Form 10-K

subscription purchased by each customer (for example, the number of end users or other subscription usage metric) and the number of solutions subscribed to by each customer.
We utilize our own personnel to perform our professional services and business consulting engagements with customers. In certain cases, we may utilize third-party subcontractors to perform professional services engagements. The majority of our professional services arrangements are billed on a time and materials basis and revenues are recognized over time based on time incurred and contractually agreed upon rates. Certain professional services and business consulting arrangements are billed on a fixed fee basis and revenues are typically recognized over time as the services are delivered based on time incurred. Data services and training revenues are generally recognized as the services are performed. Professional services revenues are affected primarily by our customers’ demands for implementation services, configuration, data services, training, speakers bureau logistics, and managed services in connection with our solutions. Our business consulting revenues are affected primarily by our customers’ demands for services related to a particular customer success initiative, strategic analysis, or business process change, and not by cloud software implementation.
Allocated Overhead
We accumulate certain costs such as building depreciation, office rent, utilities, and other facilities costs and allocate them across the various departments based on headcount. We refer to these costs as “allocated overhead.”
Cost of Revenues
Cost of subscription services revenues for all of our solutions consists of expenses related to our computing infrastructure provided by third parties, including Salesforce, Inc. and Amazon Web Services, personnel related costs associated with hosting our subscription services and providing support, including our data stewards, data acquisition costs and costs of delivering our data solutions, expenses associated with computer equipment and software, and allocated overhead.
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

Veeva Systems Inc. | Form 10-K	39

Provision for Income Taxes
Provision for income taxes consists of federal, state, and local income taxes in the United States and income taxes in certain foreign jurisdictions. See note 8 of the notes to our consolidated financial statements.
Recent Accounting Pronouncements
See note 1, in our Notes to Consolidated Financial Statements included in “Part II, Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Fiscal year ended January 31,
	2024	2023

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$1,901,593	$1,733,002
Professional services and other	462,080	422,058
Total revenues	2,363,673	2,155,060
Cost of revenues(1):
Cost of subscription services	290,577	257,635
Cost of professional services and other	386,714	351,770
Total cost of revenues	677,291	609,405
Gross profit	1,686,382	1,545,655
Operating expenses(1):
Research and development	629,031	520,278
Sales and marketing	381,472	348,691
General and administrative	246,545	217,595
Total operating expenses	1,257,048	1,086,564
Operating income	429,334	459,091
Other income, net	158,689	50,005
Income before income taxes	588,023	509,096
Provision for income taxes	62,318	21,390
Net income	$525,705	$487,706

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$6,483	$6,257
Cost of professional services and other	53,237	50,341
Research and development	172,876	141,571
Sales and marketing	90,865	87,509
General and administrative	70,272	66,229
Total stock-based compensation	$393,733	$351,907

Fiscal Year Ended January 31, 2024 and 2023
The following is a discussion of our results of operations for the year ended January 31, 2024 compared to the year ended January 31, 2023. For a discussion of our results of operations for the year ended January 31, 2023 compared to the year ended January 31, 2022, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2023, which is hereby incorporated by reference.

40	Veeva Systems Inc. | Form 10-K

Revenues

	Fiscal year ended January 31,
	2024	2023	% Change

	(dollars in thousands)
Revenues:
Subscription services	$1,901,593	$1,733,002	10%
Professional services and other	462,080	422,058	9%
Total revenues	$2,363,673	$2,155,060	10%
Percentage of revenues:
Subscription services	80%	80%
Professional services and other	20	20
Total revenues	100%	100%

Total revenues for the fiscal year ended January 31, 2024 increased $209 million, of which $169 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $119 million of subscription services revenue attributable to R&D Solutions and $50 million of subscription services revenue attributable to Commercial Solutions. The geographic mix of subscription services revenues was 58% from North America, 27% from Europe, and 15% from other locations, primarily Asia Pacific, for the fiscal year ended January 31, 2024, as compared to 57% from North America, 28% from Europe, and 15% from other locations, primarily Asia Pacific, for the fiscal year ended January 31, 2023.
Professional services and other revenues for the fiscal year ended January 31, 2024 increased $40 million. The increase in professional services and other revenues was primarily due to new customers requesting implementation and deployment related professional services and existing customers requesting professional services related to expanding deployments or the deployment of newly purchased solutions, particularly within R&D solutions and increased demand for our business consulting services. The geographic mix of professional services and other revenues was 61% from North America, 32% from Europe, and 7% from other locations, primarily Asia Pacific, for the fiscal year ended January 31, 2024, as compared to 64% from North America, 29% from Europe, and 7% from other locations, primarily Asia Pacific, for the fiscal year ended January 31, 2023.
Since February 1, 2023, our master subscription agreements that govern multi-year orders generally included a termination for convenience right for our customers. In the fiscal year ended January 31, 2024, the addition of termination for convenience rights in such master subscription agreements changed the timing of revenue recognition for such orders governed by these master subscription agreements and reduced our revenue for the fiscal year. In addition, certain of our customer contracts include an annual inflation adjustment, which raises the price to each customer upon renewal by the lower of 4% or the Consumer Price Index (All Urban Consumer, U.S. City Average, All Items Index) published by the U.S. Bureau of Labor and Statistics for the month of August of the prior calendar year.
Cost of Revenue and Gross Margin

	Fiscal year ended January 31,
	2024	2023	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$290,577	$257,635	13%
Cost of professional services and other	386,714	351,770	10%
Total cost of revenues	$677,291	$609,405	11%
Gross margin percentage:
Subscription services	85%	85%
Professional services and other	16%	17%
Total gross margin percentage	71%	72%
Gross profit	$1,686,382	$1,545,655	9%

Cost of revenues for the fiscal year ended January 31, 2024 increased $68 million, of which $33 million was related to an increase in cost of subscription services. The increase in cost of subscription services was primarily due to an

Veeva Systems Inc. | Form 10-K	41

increase of $12 million related to computing infrastructure costs, the majority of which was provided by Amazon Web Services and an increase of $7 million in costs of delivering our data solutions. We expect cost of subscription services to increase in absolute dollars in the near term due to increased usage of our subscription services and increased data costs related to our data solutions.
Cost of professional services and other for the fiscal year ended January 31, 2024 increased $35 million, primarily due to employee compensation-related costs. The increase in employee compensation-related costs is primarily driven by merit increases and continued investment in professional services resources.
Operating Expenses
Operating expenses include research and development, sales and marketing, and general and administrative expenses. We expect operating expenses to increase in the fiscal year ending January 31, 2025, primarily due to employee compensation-related costs.
Research and Development

	Fiscal year ended January 31,
	2024	2023	% Change

	(dollars in thousands)
Research and development	$629,031	$520,278	21%
Percentage of total revenues	27%	24%

Research and development expenses for the fiscal year ended January 31, 2024 increased $109 million, primarily due to an increase of $102 million in employee compensation-related costs. The increase in employee compensation-related costs was primarily driven by the increase in headcount during the period. The expansion of our headcount in research and development was to support development work for the products that we offer or may offer in the future.
We expect research and development expenses to increase in the fiscal year ending January 31, 2025, primarily due to employee compensation-related costs as we continue to invest in our product offerings.
Sales and Marketing

	Fiscal year ended January 31,
	2024	2023	% Change

	(dollars in thousands)
Sales and marketing	$381,472	$348,691	9%
Percentage of total revenues	16%	16%

Sales and marketing expenses for the fiscal year ended January 31, 2024 increased $33 million, primarily due to an increase of $22 million in employee compensation-related costs. The increase in employee compensation-related costs was primarily driven by the increase in headcount during the period to support our sales and marketing efforts associated with our product offerings.
We expect sales and marketing expenses to increase in the fiscal year ending January 31, 2025, primarily due to employee compensation-related costs and the increase in marketing program costs related to events.
General and Administrative

	Fiscal year ended January 31,
	2024	2023	% Change

	(dollars in thousands)
General and administrative	$246,545	$217,595	13%
Percentage of total revenues	10%	10%

42	Veeva Systems Inc. | Form 10-K

General and administrative expenses for the fiscal year ended January 31, 2024 increased $29 million, primarily due to an increase of $15 million in employee compensation-related costs. The increase in employee compensation-related costs was primarily driven by the increase in headcount during the period.
We expect general and administrative expenses to continue to increase in the fiscal year ending January 31, 2025, primarily due to employee compensation-related costs.
Other Income, Net

	Fiscal year ended January 31,
	2024	2023	% Change

	(dollars in thousands)
Other income, net	$158,689	$50,005	217%

Other income, net, for the fiscal year ended January 31, 2024 increased $109 million, primarily due to an increase in interest income of $87 million and a decrease in accretion of discounts on investments of $22 million.
Foreign Currency
We continue to experience foreign currency fluctuations primarily due to the impact resulting from the periodic re-measurement of our foreign currency balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, Great British Pound Sterling, Chinese Yuan, and Hungarian Forint. We may continue to experience favorable or adverse foreign currency impacts due to volatility in these currencies.
Provision for Income Taxes

	Fiscal year ended January 31,
	2024	2023	% Change

	(dollars in thousands)
Income before income taxes	$588,023	$509,096	16%
Provision for income taxes	$62,318	$21,390	191%
Effective tax rate	10.6%	4.2%

The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to state taxes, tax credits, equity compensation, and foreign income subject to taxation in the United States. Future tax rates could be affected by changes in tax laws and regulations or by rulings in tax related litigation, as may be applicable.
For the fiscal years ended January 31, 2024 and 2023, our effective tax rates were 10.6% and 4.2%, respectively. During the fiscal year ended January 31, 2024 as compared to the prior year period, our effective tax rate increased primarily due to a decrease in excess tax benefits, partially offset by the release of tax reserves for uncertain tax positions.
We recognized excess tax benefits of $74 million and $94 million in our provision for income taxes for the fiscal years ended January 31, 2024 and 2023, respectively. The decrease in excess tax benefits during the fiscal year ended January 31, 2024 was primarily due to our Chief Executive Officer exercising the remaining portion of stock options in connection with a previously announced plan, which was a smaller amount compared to the prior period.
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

Veeva Systems Inc. | Form 10-K	43

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

44	Veeva Systems Inc. | Form 10-K

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Fiscal year ended January 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities on a GAAP basis	$911,339	$780,470
Excess tax benefits from employee stock plans	$(71,049)	$(82,009)
Net cash provided by operating activities on a non-GAAP basis	$840,290	$698,461
Net cash used in investing activities on a GAAP basis	$(1,076,351)	$(1,007,683)
Net cash used in financing activities on a GAAP basis	$(16,188)	$(19,376)

Operating income on a GAAP basis	$429,334	$459,091
Stock-based compensation expense	393,733	351,907
Amortization of purchased intangibles	19,459	19,464
Operating income on a non-GAAP basis	$842,526	$830,462
Net income on a GAAP basis	$525,705	$487,706
Stock-based compensation expense	393,733	351,907
Amortization of purchased intangibles	19,459	19,464
Income tax effect on non-GAAP adjustments(1)	(147,937)	(163,508)
Net income on a non-GAAP basis	$790,960	$695,569
Diluted net income per share on a GAAP basis	$3.22	$3.00
Stock-based compensation expense	2.41	2.17
Amortization of purchased intangibles	0.12	0.12
Income tax effect on non-GAAP adjustments(1)	(0.91)	(1.01)
Diluted net income per share on a non-GAAP basis	$4.84	$4.28
(1) For the fiscal years ended January 31, 2024 and 2023, we used an estimated annual effective non-GAAP tax rate of 21%

Veeva Systems Inc. | Form 10-K	45

Liquidity and Capital Resources

	Fiscal year ended January 31,
	2024	2023	2022

	(in thousands)
Net cash provided by operating activities	$911,339	$780,470	$764,463
Net cash used in investing activities	(1,076,351)	(1,007,683)	(346,152)
Net cash used in financing activities	(16,188)	(19,376)	(4,140)
Effect of exchange rate changes on cash and cash equivalents	(1,780)	(4,986)	(4,657)
Net change in cash and cash equivalents	$(182,980)	$(251,575)	$409,514

Our principal sources of liquidity continue to be comprised of our existing cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. As of January 31, 2024, our cash, cash equivalents, and short-term investments totaled $4.0 billion, of which $137 million represented cash and cash equivalents held outside of the United States.
Our primary use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, investments in our information technology infrastructure, and general operating expenses for marketing, facilities, and overhead costs. Long-term cash requirements for items other than normal operating expenses could include the following: the acquisition of businesses, software products, or technologies complementary to our business, and capital expenditures.
Our non-U.S. cash and cash equivalents are not considered indefinitely reinvested outside the United States, except in certain designated jurisdictions. As of January 31, 2024, we have not recorded any taxes, such as withholding taxes, associated with the foreign earnings that are indefinitely reinvested outside of the United States. Under currently enacted tax laws, if we were to choose to repatriate the funds we have designated as indefinitely reinvested outside the United States, such amounts may be subject to certain jurisdictional taxes (e.g., withholding taxes).
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
The following is a discussion of our cash flows for the year ended January 31, 2024 compared to the year ended January 31, 2023. For a discussion of our cash flows for the year ended January 31, 2023 compared to the year ended January 31, 2022, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2023, which is hereby incorporated by reference.
Cash Flows from Operating Activities
Our largest source of operating cash inflows is cash collections from our customers for subscription services. We also generate significant cash flows from our professional services arrangements. The first quarter of our fiscal year is seasonally the strongest quarter for cash inflows due to the timing of our annual subscription billings and related collections. Our primary uses of cash from operating activities are for employee-related expenditures, expenses related to our computing infrastructure (including Amazon Web Services and Salesforce, Inc.), building infrastructure costs (including leases for office space), fees for third-party legal counsel and accounting services,

46	Veeva Systems Inc. | Form 10-K

and data acquisition costs. Note that our net income reflects the impact of excess tax benefits related to equity compensation.
Net cash provided by operating activities was $911 million for the fiscal year ended January 31, 2024 compared to $780 million provided by operating activities for the fiscal year ended January 31, 2023. The $131 million increase in operating cash flow was primarily due to increased sales and the related cash collections and a decrease in cash paid for income taxes, net of refunds, which was partially offset by larger operating expenses, primarily due to increases in headcount. In the fiscal year ending January 31, 2025, cash payments for income taxes in relation to the Tax Cuts and Jobs Act of 2017, which eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years, are expected to reduce our cash flows from operating activities. The requirement may also impact our cash flows from operating activities in future periods, the amounts and specific periods of which we are unable to estimate at this time.
Cash Flows from Investing Activities
The cash flows from investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Net cash used in investing activities was $1,076 million for the fiscal year ended January 31, 2024 compared to $1,008 million used in investing activities for the fiscal year ended January 31, 2023. The $69 million increase in cash used in investing activities was primarily due to the net increase in purchases of investments for the fiscal year ended January 31, 2024.
Cash Flows from Financing Activities
The cash flows from financing activities relate primarily to stock option exercises offset by taxes paid on behalf of employees related to the net share settlement of RSUs. In June 2021, we began funding withholding taxes due on employee RSU awards by net share settlement, rather than our previous approach of requiring employees to either sell shares of our common stock or pay the withholding taxes in cash to cover taxes due upon vesting of such awards.
Net cash used in financing activities was $16 million for the fiscal year ended January 31, 2024 compared to $19 million used in financing activities for the fiscal year ended January 31, 2023. The $3 million decrease was primarily related to a decrease of $19 million in proceeds from employee stock option exercises due to decreased stock option activity during the period partially offset by an increase of $16 million used to pay employee taxes related to the net share settlement of RSUs .
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

Veeva Systems Inc. | Form 10-K	47

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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, British Pound Sterling, Chinese Yuan, and Hungarian Forint, and may be adversely affected in the future due to changes in foreign currency exchange rates. For example, changes in exchange rates negatively affected our revenues as expressed in U.S. dollars for the fiscal year ended January 31, 2024. Additionally, changes in exchange rates had a largely offsetting impact on operating income for the fiscal year ended January 31, 2024. For the fiscal year ended January 31, 2024, about 83% of our revenues and about 80% of our expenses were denominated in USD, respectively.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded and such fluctuations can impact our net income. We engage in the hedging of our foreign currency transactions as described in note 7 of the notes to our consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. Realized foreign currency gains, primarily resulting from the re-measurement of monetary account balances offset by the foreign currency hedges, were $3 million and unrealized foreign currency losses were $4 million for the fiscal year ended January 31, 2024. For the fiscal year ended January 31, 2023, we had realized foreign currency gains of $4 million and unrealized foreign currency losses of $4 million.
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $4.0 billion as of January 31, 2024. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, and foreign government bonds. The cash and cash equivalents are held for working capital purposes and other operational activities. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates, which could affect our results of operations. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if

48	Veeva Systems Inc. | Form 10-K

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
An immediate increase of 100-basis points in interest rates would have resulted in a $43 million market value reduction in our investment portfolio as of January 31, 2024. An immediate decrease of 100-basis points in interest rates would have increased the market value by $43 million as of January 31, 2024. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Veeva Systems Inc. | Form 10-K	49

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
VEEVA SYSTEMS INC.

50	Veeva Systems Inc. | Form 10-K

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Veeva Systems Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Veeva Systems Inc. and subsidiaries (the Company) as of January 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Evaluation of the sufficiency of audit evidence over revenue
As discussed in Note 1 to the consolidated financial statements, the Company recorded $2.363 million of total revenues for the year ended January 31, 2024, of which $1.901 million was subscription services related, and $462 million was professional services related. Each of these categories of revenue has multiple service offerings, and the Company’s process for revenue recognition differs between them.

We identified the evaluation of the sufficiency of the audit evidence over revenue as a critical audit matter. Evaluating the nature and extent of audit evidence obtained over revenue for each service offering required subjective auditor judgement because of the multiple service offerings and the number of information technology (IT) applications involved in the revenue recognition processes.

The following are the primary procedures we performed to address the critical audit matter. We applied auditor judgement to determine the nature and extent of procedures to be performed over revenue, including the determination of the revenue for service offerings. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition process. We assessed the recorded revenue by selecting transactions and comparing the amounts recognized for consistency with underlying documentation, including contracts with customers. We involved IT professionals with specialized skills and knowledge, who assisted in the testing certain IT applications that are used by the Company in its revenue recognition process. In addition, we evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed, including the nature and extent of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
San Francisco, California
March 25, 2024

52	Veeva Systems Inc. | Form 10-K

VEEVA SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)

	January 31, 2024	January 31, 2023

Assets
Current assets:
Cash and cash equivalents	$703,487	$886,465
Short-term investments	3,324,269	2,216,163
Accounts receivable, net of allowance for doubtful accounts of $520 and $469, respectively	852,172	703,055
Unbilled accounts receivable	36,365	82,174
Prepaid expenses and other current assets	86,918	81,456
Total current assets	5,003,211	3,969,313
Property and equipment, net	58,532	49,817
Deferred costs, net	23,916	31,825
Lease right-of-use assets	45,602	55,336
Goodwill	439,877	439,877
Intangible assets, net	63,017	82,476
Deferred income taxes	233,463	136,697
Other long-term assets	43,302	38,955
Total assets	$5,910,920	$4,804,296
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,513	$41,678
Accrued compensation and benefits	43,433	44,282
Accrued expenses and other current liabilities	32,980	35,306
Income tax payable	11,862	4,946
Deferred revenue	1,049,761	869,285
Lease liabilities	9,334	11,306
Total current liabilities	1,178,883	1,006,803
Deferred income taxes	2,052	1,492
Lease liabilities, noncurrent	46,441	49,670
Other long-term liabilities	38,720	30,079
Total liabilities	1,266,096	1,088,044
Commitments and contingencies (note 14)
Stockholders’ equity:
Class A common stock, $0.00001 par value; 800,000,000 shares authorized at January 31, 2024 and January 31, 2023. 161,260,172 and 143,693,009 issued and outstanding at January 31, 2024 and January 31, 2023, respectively(1)	2	2
Class B common stock, $0.00001 par value; 0 and 190,000,000 shares authorized at January 31, 2024 and January 31, 2023, respectively. 0 and 14,551,598 issued and outstanding at January 31, 2024 and January 31, 2023, respectively(1)	—	—
Additional paid-in capital	1,915,002	1,532,627
Accumulated other comprehensive loss	(10,637)	(31,129)
Retained earnings	2,740,457	2,214,752
Total stockholders’ equity	4,644,824	3,716,252
Total liabilities and stockholders’ equity	$5,910,920	$4,804,296

(1)Class B common stock was converted to Class A common stock on October 15, 2023. We refer to our Class A common stock as common stock. See note 11 Stockholders’ Equity.
See Notes to Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-K	53

VEEVA SYSTEMS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Fiscal year ended January 31,
	2024	2023	2022

Revenues:
Subscription services	$1,901,593	$1,733,002	$1,483,976
Professional services and other	462,080	422,058	366,801
Total revenues	2,363,673	2,155,060	1,850,777
Cost of revenues(1):
Cost of subscription services	290,577	257,635	224,911
Cost of professional services and other	386,714	351,770	278,767
Total cost of revenues	677,291	609,405	503,678
Gross profit	1,686,382	1,545,655	1,347,099
Operating expenses(1):
Research and development	629,031	520,278	382,035
Sales and marketing	381,472	348,691	288,061
General and administrative	246,545	217,595	171,507
Total operating expenses	1,257,048	1,086,564	841,603
Operating income	429,334	459,091	505,496
Other income, net	158,689	50,005	6,815
Income before income taxes	588,023	509,096	512,311
Provision for income taxes	62,318	21,390	84,921
Net income	$525,705	$487,706	$427,390
Net income per share:
Basic	$3.27	$3.14	$2.79
Diluted	$3.22	$3.00	$2.63
Weighted-average shares used to compute net income per share:
Basic	160,532	155,385	153,251
Diluted	163,486	162,437	162,277
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investments, net of tax	$22,038	$(14,854)	$(9,872)
Net change in cumulative foreign currency translation loss	(1,546)	(4,317)	(3,078)
Comprehensive income	$546,197	$468,535	$414,440

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$6,483	$6,257	$4,795
Cost of professional services and other	53,237	50,341	36,293
Research and development	172,876	141,571	83,837
Sales and marketing	90,865	87,509	56,830
General and administrative	70,272	66,229	52,881
Total stock-based compensation	$393,733	$351,907	$234,636

See Notes to Consolidated Financial Statements.

54	Veeva Systems Inc. | Form 10-K

VEEVA SYSTEMS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Class A & B common stock(1)		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount

Balance at January 31, 2021	152,056,808	$2	$965,670	$1,299,656	$992	$2,266,320
Issuance of common stock upon exercise of stock options	1,476,898	—	51,538	—	—	51,538
Issuance of common stock upon vesting of restricted stock units	854,536	—	—	—	—	—
Shares withheld related to net share settlement	(191,645)	—	(56,398)	—	—	(56,398)
Stock-based compensation expense	—	—	235,737	—	—	235,737
Other comprehensive loss	—	—	—	—	(12,950)	(12,950)
Net income	—	—	—	427,390	—	427,390
Balance at January 31, 2022	154,196,597	$2	$1,196,547	$1,727,046	$(11,958)	$2,911,637
Issuance of common stock upon exercise of stock options	3,421,303	—	43,654	—	—	43,654
Issuance of common stock upon vesting of restricted stock units	968,004	—	—	—	—	—
Shares withheld related to net share settlement	(341,297)	—	(63,654)	—	—	(63,654)
Stock-based compensation expense	—	—	356,080	—	—	356,080
Other comprehensive loss	—	—	—	—	(19,171)	(19,171)
Net income	—	—	—	487,706	—	487,706
Balance at January 31, 2023	158,244,607	$2	$1,532,627	$2,214,752	$(31,129)	$3,716,252
Issuance of common stock upon exercise of stock options	2,277,533	—	62,687	—	—	62,687
Issuance of common stock upon vesting of restricted stock units	1,150,059	—	—	—	—	—
Shares withheld related to net share settlement	(412,027)	—	(79,825)	—	—	(79,825)
Stock-based compensation expense	—	—	399,513	—	—	399,513
Other comprehensive income	—	—	—	—	20,492	20,492
Net income	—	—	—	525,705	—	525,705
Balance at January 31, 2024	161,260,172	$2	$1,915,002	$2,740,457	$(10,637)	$4,644,824

(1)Class B common stock was converted to Class A common stock on October 15, 2023. We refer to our Class A common stock as common stock. See note 11 Stockholders’ Equity.
See Notes to Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-K	55

VEEVA SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal year ended January 31,
	2024	2023	2022

Cash flows from operating activities
Net income	$525,705	$487,706	$427,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,628	29,122	27,448
Reduction of operating lease right-of-use assets	11,691	12,198	11,445
(Accretion) amortization of discount on short-term investments	(26,515)	(3,624)	6,264
Stock-based compensation	393,733	351,907	234,636
Amortization of deferred costs	18,177	22,096	26,050
Deferred income taxes	(105,374)	(127,502)	11,079
(Gain) loss on foreign currency from mark-to-market derivatives	(222)	971	(782)
Bad debt expense	693	256	272
Changes in operating assets and liabilities:
Accounts receivable	(149,810)	(72,177)	(67,020)
Unbilled accounts receivable	45,809	(18,908)	(16,060)
Deferred costs	(10,268)	(20,815)	(17,084)
Prepaid expenses and other current and long-term assets	414	(47,399)	(2,910)
Accounts payable	(10,230)	21,429	(2,997)
Accrued expenses and other current liabilities	(4,249)	9,276	9,439
Income taxes payable	6,916	(2,815)	5,275
Deferred revenue	188,164	140,472	116,144
Operating lease liabilities	(6,879)	(10,644)	(11,607)
Other long-term liabilities	956	8,921	7,481
Net cash provided by operating activities	911,339	780,470	764,463
Cash flows from investing activities
Purchases of short-term investments	(2,697,968)	(1,996,878)	(1,117,076)
Maturities and sales of short-term investments	1,647,813	1,002,707	792,918
Acquisitions, net of cash and restricted cash acquired	—	—	(7,780)
Long-term assets	(26,196)	(13,512)	(14,214)
Net cash used in investing activities	(1,076,351)	(1,007,683)	(346,152)
Cash flows from financing activities
Changes in lease liabilities - finance leases	—	—	(384)
Proceeds from exercise of common stock options	62,687	43,654	51,538
Taxes paid related to net share settlement of equity awards	(78,875)	(63,030)	(55,294)
Net cash used in financing activities	(16,188)	(19,376)	(4,140)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,780)	(4,986)	(4,657)
Net change in cash, cash equivalents, and restricted cash	(182,980)	(251,575)	409,514
Cash, cash equivalents, and restricted cash at beginning of period	889,650	1,141,225	731,711
Cash, cash equivalents, and restricted cash at end of period	$706,670	$889,650	$1,141,225

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$703,487	$886,465	$1,138,040
Restricted cash included in other long-term assets	3,183	3,185	3,185
Total cash, cash equivalents, and restricted cash at end of period	$706,670	$889,650	$1,141,225

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$134,473	$167,952	$58,627
Excess tax benefits from employee stock plans	$71,049	$82,009	$56,172
Non-cash investing activities:
Changes in accounts payable and accrued expenses related to property and equipment purchases	$46	$(454)	$(2,489)

See Notes to Consolidated Financial Statements.

56	Veeva Systems Inc. | Form 10-K

VEEVA SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Business and Significant Accounting Policies
Description of Business
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. Our offerings span cloud software, data, analytics, professional services, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (R&D) through commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. Our Commercial Solutions help life sciences companies achieve better, more intelligent engagement with healthcare professionals and healthcare organizations across multiple communication channels, and plan and execute more effective media and marketing campaigns. Our R&D Solutions for the clinical, quality, regulatory, and safety functions help life sciences companies streamline their end-to-end product development processes to increase operational efficiency and maintain regulatory compliance throughout the product life cycle. We also bring the benefits of our content and data management solutions to a set of customers outside of life sciences in the consumer product and chemical industries. Our fiscal year end is January 31.
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
Professional Services and Other Revenues
The majority of our professional services arrangements are billed on a time and materials basis and revenues are recognized over time based on time incurred and contractually agreed upon rates. Certain professional services revenues are billed on a fixed fee basis and revenues are typically recognized over time as the services are delivered based on time incurred. Business consulting services, data services, and training revenues are generally recognized as the services are performed.
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

58	Veeva Systems Inc. | Form 10-K

We do not require collateral from our customers and generally require payment within 30 days to 60 days of billing.
The following customers individually exceeded 10% of total accounts receivable as of the dates shown:

	January 31,
	2024	2023
Customer 1	10.1%	11.4%
Customer 2	N/A	10.7%

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

Veeva Systems Inc. | Form 10-K	59

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
We have one reporting unit and evaluate goodwill for impairment at the entity level. We completed our annual impairment test in our fourth quarter of the fiscal year ended January 31, 2024. There were no goodwill impairment charges during any of the periods presented.
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

60	Veeva Systems Inc. | Form 10-K

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
Stock-based Compensation
We recognize compensation expense for all stock-based awards, including stock options and restricted stock units (RSUs), based on the estimate of fair value of the award at the grant date. The fair value of each option award is estimated on the grant date using either a Black-Scholes option-pricing model or a Monte Carlo simulation, to the extent market conditions exist, and a single option award approach. These models require that at the date of grant we determine the fair value of the underlying common stock, the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield of our common stock. The fair value of each RSU award is measured based on the closing stock price of our common stock on the date of grant. We account for forfeitures as they occur. The compensation expense is recognized using a straight-line basis over the requisite service periods of the awards.
Cost of Revenues
Cost of subscription services revenues consists of expenses related to our computing infrastructure provided by third parties, including Salesforce, Inc. and Amazon Web Services, personnel-related costs associated with hosting our subscription services and providing support, including our data stewards, data acquisition costs, and costs of delivering our data solutions, allocated overhead, amortization expense associated with capitalized internal-use software, and amortization expense associated with purchased intangibles related to our subscription services. Cost of subscription services revenues for Veeva CRM and certain of our multichannel customer relationship management applications include fees paid to Salesforce, Inc. for our use of the Salesforce platform and the associated hosting infrastructure and data center operations that are provided by Salesforce, Inc.
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

Veeva Systems Inc. | Form 10-K	61

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
Foreign Currency Exchange
Assets and liabilities of foreign subsidiaries that do not have U.S. dollars as their functional currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. The resulting translation adjustments are recorded as part of a separate component of the consolidated statements of comprehensive income. Foreign currency transaction gains and losses are included in the consolidated statements of comprehensive income for the period.
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
Recently Adopted Accounting Pronouncements
Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. Under the previous standard, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. We adopted the new standard effective February 1, 2023 and there was no impact to our consolidated financial statements for the fiscal year ended January 31, 2024.
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides accounting relief from the future impact of the cessation of the London Interbank Offered Rate (LIBOR) by, among other things, providing optional expedients to treat contract modifications resulting from such reference rate reform as a continuation of the existing contract and for hedging relationships to not be de-designated as a result of such changes provided certain criteria are met. The guidance, along with the amendments within ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, that extended the period of time preparers can utilize the reference rate reform relief guidance in Topic 848, became effective on March 12, 2020, and the amendments apply prospectively through December 31, 2024. As of January 31, 2024, all of our contracts that previously referenced LIBOR have transitioned to an alternative rate, which did not have a material impact to our consolidated financial statements for the fiscal year ended January 31, 2024.

62	Veeva Systems Inc. | Form 10-K

New Accounting Pronouncements Issued and Not yet Adopted
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This new standard is effective for our fiscal year beginning on February 1, 2024 and interim periods beginning on February 1, 2025 on a retrospective basis. We are currently evaluating this ASU to determine its impact on our disclosures.
Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction, among other amendments. This new standard is effective for our fiscal year beginning on February 1, 2025 on a prospective basis and retrospective application is permitted. We are currently evaluating this ASU to determine its impact on our disclosures.
Note 2. Short-Term Investments
As of January 31, 2024, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$94,210	$87	$(14)	$94,283
Asset-backed securities	605,852	2,916	(1,787)	606,981
Commercial paper	144,218	47	(20)	144,245
Corporate notes and bonds	1,581,382	8,835	(5,188)	1,585,029
Foreign government bonds	50,180	206	(180)	50,206
Municipal securities	79,404	301	(231)	79,474
U.S. agency obligations	49,372	232	(12)	49,592
U.S. treasury securities	717,015	1,268	(3,824)	714,459
Total available-for-sale securities	$3,321,633	$13,892	$(11,256)	$3,324,269

As of January 31, 2023, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$37,998	$31	$(66)	$37,963
Asset-backed securities	448,081	585	(5,708)	442,958
Commercial paper	155,097	8	(580)	154,525
Corporate notes and bonds	1,224,195	1,649	(17,880)	1,207,964
Foreign government bonds	24,654	13	(516)	24,151
U.S. agency obligations	32,995	4	(594)	32,405
U.S. treasury securities	321,946	265	(6,014)	316,197
Total available-for-sale securities	$2,244,966	$2,555	$(31,358)	$2,216,163

Veeva Systems Inc. | Form 10-K	63

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	January 31,
	2024	2023
Due in one year or less	$919,871	$849,673
Due in greater than one year	2,404,398	1,366,490
Total	$3,324,269	$2,216,163

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of January 31, 2024 (in thousands):

	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Certificates of deposits	$22,465	$(14)	$—	$—
Asset-backed securities	120,543	(343)	105,419	(1,444)
Commercial paper	70,037	(20)	—	—
Corporate notes and bonds	394,823	(1,560)	280,092	(3,628)
Foreign government bonds	8,915	(19)	9,784	(161)
Municipal securities	31,418	(122)	13,686	(109)
U.S. agency obligations	1,795	(3)	4,991	(9)
U.S. treasury securities	280,946	(1,227)	204,274	(2,597)

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

We have not recorded an allowance for credit losses as of January 31, 2024 and 2023, as we believe any such losses would be immaterial based on the high credit quality of our investments, and it is more likely than not that we will hold these securities until maturity or a recovery of the cost basis.
Note 3. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $24 million and $32 million as of January 31, 2024 and January 31, 2023, respectively. Amortization expense for the deferred costs included in sales and marketing expenses in the consolidated statements of comprehensive income, was $18 million, $22 million, and $26 million for the fiscal years ended January 31, 2024, 2023, and 2022, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.

64	Veeva Systems Inc. | Form 10-K

Note 4. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	January 31,
	2024	2023
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	22,392
Equipment and computers	2,551	2,233
Furniture and fixtures	15,498	13,995
Leasehold improvements	30,793	18,986
Construction in progress	31	302
	95,289	81,932
Less accumulated depreciation	(36,757)	(32,115)
Total property and equipment, net	$58,532	$49,817

Total depreciation expense was $6 million, $6 million, and $7 million for the fiscal years ended January 31, 2024, 2023, and 2022, respectively. Land is not depreciated.
Note 5. Goodwill and Intangible Assets
Goodwill was $440 million as of both January 31, 2024 and January 31, 2023.
The following schedule presents the details of intangible assets as of January 31, 2024 (dollar amounts in thousands):

	January 31, 2024
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(20,646)	$7,934	2.0
Customer relationships	113,157	(61,755)	51,402	5.3
Trade name and trademarks	13,900	(11,925)	1,975	0.8
Other intangibles	21,405	(19,699)	1,706	2.2
Total intangible assets	$177,042	$(114,025)	$63,017

The following schedule presents the details of intangible assets as of January 31, 2023 (dollar amounts in thousands):

	January 31, 2023
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(16,418)	$12,162	2.9
Customer relationships	113,157	(50,293)	62,864	6.1
Trade name and trademarks	13,900	(9,285)	4,615	1.8
Other intangibles	21,405	(18,570)	2,835	3.0
Total intangible assets	$177,042	$(94,566)	$82,476

Amortization expense associated with intangible assets was $19 million for all the fiscal years ended January 31, 2024, 2023, and 2022.

Veeva Systems Inc. | Form 10-K	65

As of January 31, 2024, the estimated amortization expense for intangible assets, for the next five years and thereafter is as follows (in thousands):

Fiscal 2025	$18,557
Fiscal 2026	14,147
Fiscal 2027	8,922
Fiscal 2028	7,778
Fiscal 2029	7,782
Thereafter	5,831
Total	$63,017

Note 6. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	January 31,
	2024	2023
Accrued commissions	$9,848	$11,240
Accrued bonus	3,481	3,484
Accrued vacation(1)	7,375	6,653
Payroll tax payable	13,829	16,229
Accrued other compensation and benefits	8,900	6,676
Total accrued compensation and benefits	$43,433	$44,282
Accrued fees payable to Salesforce, Inc.	$6,562	$6,653
Taxes payable	7,632	9,197
Accrued third-party professional services subcontractors' fees	1,298	2,597
Other accrued expenses	17,488	16,859
Total accrued expenses and other current liabilities	$32,980	$35,306
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

66	Veeva Systems Inc. | Form 10-K

The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2024 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$73,197	$—	$73,197
U.S. Treasury securities	—	9,969	9,969
Short-term investments:
Certificates of deposits	—	94,283	94,283
Asset-backed securities	—	606,981	606,981
Commercial paper	—	144,245	144,245
Corporate notes and bonds	—	1,585,029	1,585,029
Foreign government bonds	—	50,206	50,206
Municipal securities	—	79,474	79,474
U.S. agency obligations	—	49,592	49,592
U.S. Treasury securities	—	714,459	714,459
Foreign currency derivative contracts	—	616	616
Total financial assets	$73,197	$3,334,854	$3,408,051
Liabilities
Foreign currency derivative contracts	$—	$(232)	$(232)
Total financial liabilities	$—	$(232)	$(232)

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

Veeva Systems Inc. | Form 10-K	67

Balance Sheet Hedges
We enter into foreign currency forward contracts in order to hedge our foreign currency exposure. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore, we account for them at fair value with changes in the fair value recorded as a component of other income, net in our consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. The realized foreign currency gains were not material for the fiscal years ended January 31, 2024, 2023, and 2022.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	January 31,
	2024	2023
Notional amount of foreign currency derivative contracts	$201,407	$137,998
Fair value of foreign currency derivative contracts	$201,024	$137,860

Note 8. Income Taxes
The components of income before income taxes by U.S. and foreign jurisdictions were as follows for the periods shown (in thousands):

	Fiscal year ended January 31,
	2024	2023	2022
United States	$546,837	$482,885	$487,962
Foreign	41,186	26,211	24,349
Total	$588,023	$509,096	$512,311

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction.
Provision for income taxes consisted of the following for the periods shown (in thousands):

	Fiscal year ended January 31,
	2024	2023	2022
Current provision:
Federal	$126,174	$110,610	$53,426
State	29,361	29,775	12,580
Foreign	12,157	8,507	7,837
Total current provision	167,692	148,892	73,843
Deferred (benefit) provision:
Federal	(87,651)	(98,923)	1,870
State	(15,739)	(20,755)	945
Foreign	(1,984)	(7,824)	8,264
Total deferred (benefit) provision	(105,374)	(127,502)	11,079
Provision for income taxes	$62,318	$21,390	$84,921

68	Veeva Systems Inc. | Form 10-K

Provision for income taxes differed from the amount computed by applying the federal statutory income tax rate of 21% for each of the fiscal years ended January 31, 2024, 2023, and 2022 to income before income taxes as a result of the following for the periods shown (in thousands):

	Fiscal year ended January 31,
	2024	2023	2022
Expected provision at statutory tax rate	$123,485	$106,910	$107,585
State taxes, net of federal benefit	12,056	7,318	11,035
Tax credits	(36,333)	(33,463)	(25,968)
Stock-based compensation	(32,054)	(52,304)	(29,715)
Valuation allowance	13,572	5,654	19,402
Foreign derived intangible income deduction (FDII)	(15,489)	(15,811)	(3,406)
Release of income tax reserves(1)	(9,201)	(293)	(440)
Other(1)	6,282	3,379	6,428
Provision for income taxes	$62,318	$21,390	$84,921
(1)Prior period balances were adjusted to conform with current period presentation.
The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities related to the following (in thousands):

	January 31,
	2024	2023
Deferred tax assets:
Accruals and reserves	$9,488	$13,137
Capitalized expenditures	228,845	123,746
Stock-based compensation	49,710	32,536
Net operating loss carryforward	6,469	12,245
Tax credit carryforward	65,307	43,732
Lease liabilities	13,967	15,724
Other	2,403	7,890
Gross deferred tax assets	376,189	249,010
Valuation allowance	(79,056)	(51,685)
Total deferred tax assets	297,133	197,325
Deferred tax liabilities:
Intangible assets	(27,019)	(28,799)
Lease right-of-use assets	(11,410)	(14,192)
Deferred costs	(6,242)	(12,949)
Other	(21,051)	(6,180)
Total deferred tax liabilities	(65,722)	(62,120)
Net deferred tax assets	$231,411	$135,205

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance at the end of January 31, 2024 was primarily related to certain foreign and U.S. state deferred tax assets.
As of January 31, 2024, the net operating loss carryforwards for state and foreign income tax purposes were approximately $25 million and $18 million, respectively, and will begin to expire in 2031 and 2026, respectively. As of January 31, 2024, we had $3 million of federal and state capital loss carryforwards available to offset future capital gains. The federal and state capital losses begin to expire in 2029.
As of January 31, 2024, we had $78 million of California research and development tax credits available to offset future taxes which do not expire.
We evaluate tax positions for recognition using a more likely than not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. We classify unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as “other non-current liabilities” in the consolidated balance sheets. As of January 31, 2024, the total amount of gross

Veeva Systems Inc. | Form 10-K	69

unrecognized tax benefits was $40 million, of which $26 million, if recognized, would favorably impact our effective tax rate. The aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows for the periods shown (in thousands):

	Fiscal year ended January 31,
	2024	2023	2022
Beginning balance	$30,713	$25,241	$18,628
Increases related to tax positions taken during the prior period	7,385	971	3,218
Increases related to tax positions taken during the current period	10,131	4,934	4,122
Decreases related to tax positions taken during the prior period	(17)	(137)	—
Audit settlements	—	—	(195)
Lapse of statute of limitations	(8,475)	(296)	(532)
Ending balance	$39,737	$30,713	$25,241

Our policy is to classify interest and penalties associated with unrecognized tax benefits as a component of the provision for income taxes. Accrued interest and penalties included in our liability related to unrecognized tax benefits were $2 million, $3 million, and $2 million as of January 31, 2024, 2023, and 2022, respectively.
We file tax returns in the United States for federal, California, and other states. Fiscal years ended January 31, 2021 and forward remain open to examination for federal income tax, and fiscal years ended January 31, 2018 and forward remain open to examination for California and other states. We file tax returns in multiple foreign jurisdictions. The fiscal years ended January 31, 2019 and forward remain open to examination in these foreign jurisdictions.
Note 9. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Of the beginning deferred revenue balance for the respective periods, we recognized $833 million, $708 million, and $605 million of subscription services revenue during the fiscal years ended January 31, 2024, 2023, and 2022, respectively. Professional services revenue recognized in the same periods from the deferred revenue balances at the beginning of the respective periods was immaterial.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized in future periods. Since February 1, 2023, our master subscription agreements that govern multi-year orders generally include a termination for convenience (TFC) right for our customers resulting in the non-cancellable contractual term of most of our subscription services contracts to be one year or less. Based on this change, as of January 31, 2024, we have elected to apply the exemption to not disclose the transaction price allocated to remaining performance obligations for all subscription services contracts with a contract term of one year or less, consistent with our election to not disclose the transaction price allocated to remaining performance obligations related to professional services contracts. As of January 31, 2024, the amount of the transaction price allocated to remaining performance obligations for non-cancellable subscription services contracts greater than one year was not significant with the substantial majority of such allocated transaction price included in deferred revenue and expected to be recognized over the next 12 months.
Unbilled Accounts Receivable
As of January 31, 2024 unbilled accounts receivable consists of (i) a receivable of $32 million primarily for the revenue recognized for professional services performed but not yet billed and (ii) a contract asset of $4 million primarily related to professional services performed but for which we are not contractually able to invoice until a future period.
As of January 31, 2023, unbilled accounts receivable consists of (i) a receivable of $32 million primarily for the revenue recognized for professional services performed but not yet billed and (ii) a contract asset of $50 million primarily for revenue recognized from non-cancellable, multi-year orders in which fees increase annually but for which we are not contractually able to invoice until a future period.

70	Veeva Systems Inc. | Form 10-K

Note 10. Leases
We have operating leases for our corporate offices. Our leases have various expiration dates through 2034, some of which include options to extend the leases for up to seven years. Additionally, we are the sublessor for certain office space. Our sublease income for the fiscal years ended January 31, 2024, 2023, and 2022 was immaterial.
For the fiscal years ended January 31, 2024, 2023, and 2022, our operating lease expense was $16 million, $16 million, and $14 million, respectively.
Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal year ended January 31,
	2024	2023
Cash paid for operating lease liabilities	$10,291	$12,908
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$3,700	$14,488

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	January 31,
	2024	2023
Weighted Average Remaining Lease Term	6.6 years	6.7 years
Weighted Average Discount Rate	4.4%	4.2%

As of January 31, 2024, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal 2025	$10,213
Fiscal 2026	10,710
Fiscal 2027	9,798
Fiscal 2028	9,116
Fiscal 2029	6,553
Thereafter	19,348
Total operating lease payments	65,738
Less imputed interest	9,963
Total operating lease liabilities	$55,775

Note 11. Stockholders’ Equity
Automatic Conversion
On October 15, 2023, all of our outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock pursuant to the terms of our then effective Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock have been or will be issued following the conversion.
On October 16, 2023, we filed a certificate with the Secretary of State of the State of Delaware effecting the retirement and cancellation of our Class B common stock. This certificate of retirement had the additional effect of eliminating the authorized Class B shares, thereby reducing our total number of authorized shares of capital stock from 1,000,000,000 to 810,000,000. Of these shares, 800,000,000 are authorized Class A common stock and 10,000,000 are authorized preferred stock. On October 16, 2023, we also filed an Amended and Restated Certificate of Incorporation to reflect the conversion and remove references to Class B common stock. Accordingly, we refer to our Class A common stock as common stock. Holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.
Common Stock
As of January 31, 2024, we had 161,260,172 shares of common stock outstanding.

Veeva Systems Inc. | Form 10-K	71

As of January 31, 2023, we had 143,693,009 shares of Class A common stock and 14,551,598 shares of Class B common stock outstanding.
Employee Equity Plans
Beginning in the fiscal quarter ended April 30, 2019, we implemented an equity compensation program applicable to the vast majority of our employees but not applicable to our Chief Executive Officer (CEO). Prior to the adoption of the new equity compensation program, at the time of hire, our employees received a grant of RSUs that vested quarterly over 4 years and received additional equity from time to time thereafter. Under the new equity compensation program, the vast majority of our employees are granted both RSUs, which typically vest over a one-year period, and stock options, which typically vest over a four-year period.

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
As of January 31, 2024, the number of shares of our common stock available for issuance under the 2013 EIP was 45,510,340. The number of shares available for issuance under the 2013 EIP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 13.75 million shares, (b) 5% of the shares of our common stock outstanding on the last business day of the prior fiscal year, or (c) the number of shares determined by our board of directors. During our fiscal year ended January 31, 2024, our board of directors determined to add 7,912,230 shares of common stock to the 2013 EIP.
2013 Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (ESPP) was adopted by our board of directors in August 2013 and our stockholders approved it in September 2013. The ESPP became effective as of our IPO registration statement on Form S-1, on October 15, 2013. Our ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (Code). The ESPP was approved with a reserve of 4 million shares of common stock for future issuance under various terms provided for in the ESPP. As of January 31, 2024, the number of shares available for issuance under our ESPP was 4,897,856. The number of shares available for issuance under the ESPP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 2.2 million shares, (b) 1% of the shares of our common stock outstanding on the last business day of the prior fiscal year or (c) the number of shares determined by our board of directors. During our fiscal year ended January 31, 2024, our board of directors determined no additional shares were to be made available for issuance under the ESPP.
During active offering periods, our ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first day of the applicable offering period or the fair market value of our common stock on the purchase date. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The initial offering period for our ESPP commenced on the date of our initial public offering and ended on June 15, 2014. We have not had any open offering periods subsequent to the initial offering period.

72	Veeva Systems Inc. | Form 10-K

Stock Option Activity
The 2012 EIP provided, and the 2013 EIP provides, for the issuance of incentive and nonstatutory options to employees, consultants and non-employee directors. Options issued under the 2012 EIP and 2013 EIP generally are exercisable for periods not to exceed 10 years and generally vest over four years, with certain options vesting over five to seven years. A summary of stock option activity for the fiscal year ended January 31, 2024 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2023	11,503,409	$128.62	5.9	$705
Options granted	2,511,610	180.59
Options exercised	(2,277,533)	27.52
Options forfeited/cancelled	(589,676)	200.03
Options outstanding at January 31, 2024	11,147,810	$157.20	6.7	$626
Options vested and exercisable at January 31, 2024	4,962,412	$123.63	5.1	$449
Options vested and exercisable at January 31, 2024 and expected to vest thereafter	11,147,810	$157.20	6.7	$626

The options granted during the fiscal year ended January 31, 2024 were predominantly made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $81.17, $88.25, and $108.42 for the fiscal years ended January 31, 2024, 2023, and 2022, respectively.
As of January 31, 2024, there was $343 million in unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 2.2 years.
As of January 31, 2024, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
Our closing stock price as reported on the New York Stock Exchange as of January 31, 2024, the last trading day of fiscal year 2024 was $207.41. The total intrinsic value of options exercised was approximately $353 million for the fiscal year ended January 31, 2024.
Stock Option Valuation Assumptions
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Fiscal year ended January 31,
	2024			2023			2022
Volatility	39%	-	41%	37%	-	40%	37%	-	39%
Expected term (in years)	6.25	-	7.00	6.00	-	7.00	6.25
Risk-free interest rate	3.34%	-	4.73%	1.90%	-	4.20%	0.70%	-	1.60%
Dividend yield	—%			—%			—%

Veeva Systems Inc. | Form 10-K	73

Restricted Stock Units
The 2013 EIP provides for the issuance of RSUs to employees. RSUs issued under the 2013 EIP generally vest over a period of one to four years, with certain RSUs vesting over five years. A summary of RSU activity for the fiscal year ended January 31, 2024 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2023	1,103,679	$194.36
RSUs granted	1,181,528	180.78
RSUs vested	(1,150,059)	182.95
RSUs forfeited / cancelled	(123,417)	183.81
Balance at January 31, 2024	1,011,731	192.77

As of January 31, 2024, there was a total of $122 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 1.6 years. The total intrinsic value of RSUs vested was $223 million for the fiscal year ended January 31, 2024.
Note 12. Other Income
Other income, net, consisted of the following (in thousands):

	Fiscal year ended January 31,
	2024	2023	2022
Foreign currency gain (loss)	$124	$591	$(714)
Accretion (amortization) on investments	24,817	2,982	(7,201)
Interest income, net	133,748	45,860	14,730
Miscellaneous income	—	572	—
Other income, net	$158,689	$50,005	$6,815

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
On October 15, 2023, all of our outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock pursuant to the terms of our then effective Amended and Restated Certificate of Incorporation. See note 11 Stockholders’ Equity for additional details related to the conversion of Class B common stock. Because shares of Class B common stock were outstanding for a portion of the fiscal year ended January 31, 2024, we have disclosed earnings per share for Class A and Class B common stock for the fiscal year January 31, 2024. For the fiscal year ended January 31, 2024, 2023, and 2022 the computation of fully diluted net income per share of Class A common stock assumes the conversion from Class B common stock, while the fully diluted net income per share of Class B common stock does not assume the conversion of those shares.

74	Veeva Systems Inc. | Form 10-K

The numerators and denominators of the basic and diluted net income per share computations for our common stock are calculated as follows (in thousands, except per share data):

	Fiscal year ended January 31,
	2024		2023		2022
	Class A	Class B(1)	Class A	Class B	Class A	Class B
Basic
Numerator
Net income, basic	$491,747	$33,958	$441,425	$46,281	$386,180	$41,210
Denominator
Weighted average shares used in computing net income per share, basic	150,162	10,370	140,640	14,745	138,474	14,777
Net income per share, basic	$3.27	$3.27	$3.14	$3.14	$2.79	$2.79
Diluted
Numerator
Net income, basic	$491,747	$33,958	$441,425	$46,281	$386,180	$41,210
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	33,958	—	46,281	—	41,210	—
Reallocation of net income to Class B common stock	—	8,887	—	19,163	—	21,480
Net income, diluted	$525,705	$42,845	$487,706	$65,444	$427,390	$62,690
Denominator
Number of shares used for basic net income per share computation	150,162	10,370	140,640	14,745	138,474	14,777
Conversion of Class B to Class A common stock	10,370	—	14,745	—	14,777	—
Effect of potentially dilutive common shares	2,954	2,954	7,052	7,052	9,026	9,026
Weighted average shares used in computing net income per share, diluted	163,486	13,324	162,437	21,797	162,277	23,803
Net income per share, diluted	$3.22	$3.22	$3.00	$3.00	$2.63	$2.63

(1)Net income per share attributable to Class B common stock was determined for the relevant periods through October 15, 2023. See note 11 Stockholders’ Equity.
Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Fiscal year ended January 31,
	2024	2023	2022
Options and awards	6,083,281	3,945,110	958,476

Note 14. Commitments and Contingencies
Litigation
IQVIA Litigation Matters
Veeva OpenData and Veeva Network Action.
On January 10, 2017, IQVIA Inc. (formerly Quintiles IMS Incorporated) and IMS Software Services, Ltd. (collectively, IQVIA) filed a complaint against us in the U.S. District Court for the District of New Jersey (IQVIA Inc. v. Veeva Systems Inc. (No. 2:17-cv-00177)). In the complaint, IQVIA alleges that we used unauthorized access to proprietary IQVIA data to improve our software and data products and that our software is designed to steal IQVIA trade secrets. IQVIA further alleges that we have intentionally gained unauthorized access to IQVIA proprietary information to gain an unfair advantage in marketing our products and that we have made false statements concerning IQVIA’s conduct and our data security capabilities. IQVIA asserts claims under both federal and state misappropriation of trade secret laws, federal false advertising law, and common law claims for unjust enrichment, tortious interference, and unfair trade practices. The complaint seeks declaratory and injunctive relief and unspecified monetary damages.

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
The federal district court judge presiding over all of the IQVIA Litigation Matters described above has set a trial date of February 10, 2025. However, the parties have been asked to brief whether certain claims should be bifurcated for the purposes of trial and whether all cases should be consolidated. The parties have completed briefing, but the court has not yet ruled.
Medidata Litigation Matter
On January 26, 2017, Medidata Solutions, Inc. filed a complaint in the U.S. District Court for the Southern District of New York (Medidata Solutions, Inc. v. Veeva Systems Inc. et al. (No. 1:17-cv-00589)) against us and five individual Veeva employees who previously worked for Medidata (Individual Employees). The complaint alleged that we induced and conspired with the Individual Employees to breach their employment agreements, including non-compete and confidentiality provisions, and to misappropriate Medidata’s confidential and trade secret information. On July 15, 2022, after four days of jury trial, the court granted Veeva’s motion for judgment as a matter of law, thereby resolving the case in favor of Veeva. Medidata filed an appeal in the Second Circuit Court of Appeals on January 3, 2023. On January 10, 2024, Veeva and Medidata filed a joint stipulation to dismiss Medidata’s appeal, which was granted by the court on January 18, 2024.
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
On December 9, 2020, the case was removed to the U.S. District Court for the District of Minnesota (No. 20-cv-2502). The complaint has been amended twice to include additional factual allegations, a claim against the employee under the federal Computer Fraud and Abuse Act, and direct claims against us for misappropriation. The matter is currently in the discovery phase of litigation. A trial date has not been set, but could be as early as late 2024.
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
Total revenues consist of the following (in thousands):

	Fiscal year ended January 31,
	2024	2023	2022
Subscription services
Commercial Solutions	$995,803	$946,252	$876,458
R&D Solutions	905,790	786,750	607,518
Total subscription services	1,901,593	1,733,002	1,483,976
Professional services
Commercial Solutions	185,981	177,188	165,086
R&D Solutions	276,099	244,870	201,715
Total professional services	462,080	422,058	366,801
Total revenues	$2,363,673	$2,155,060	$1,850,777

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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Fiscal year ended January 31,
	2024	2023	2022
Revenues by geography
North America	$1,387,425	$1,253,760	$1,063,770
Europe	662,560	598,828	509,127
Asia Pacific	250,600	244,655	225,968
Middle East, Africa, and Latin America	63,088	57,817	51,912
Total revenues	$2,363,673	$2,155,060	$1,850,777

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	January 31,
	2024	2023
Long-lived assets by geography
North America	$49,725	$42,003
Europe	6,885	5,336
Asia Pacific	751	963
Middle East, Africa, and Latin America	1,171	1,515
Total long-lived assets	$58,532	$49,817

Note 17. 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees as well as a Registered Retirement Savings Plan (RRSP) for eligible employees in Canada. Under the

78	Veeva Systems Inc. | Form 10-K

401(k) plan, we match up to $2,000 per employee per year. Under the RRSP plan, we also match up to $2,000 per employee per year. For the fiscal years ended January 31, 2024, 2023, and 2022, total expense related to these plans was $9 million, $8 million, and $7 million, respectively.
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2024 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Veeva Systems Inc. | Form 10-K	79

that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
ITEM 9B.     OTHER INFORMATION.
Rule 10b5-1 Trading Plans
The following table sets forth the material terms of all “Rule 10b5-1 trading arrangements” (as such term is defined under Item 408(a) of Regulation S-K) adopted, modified, or terminated by our Section 16 officers and directors during the fiscal quarter ended January 31, 2024:

Name and Title	Action (Adoption / Termination)	Adoption / Termination Date	Aggregate Number of Shares of Common Stock to be Sold (1)	Expiration Date (2)
Josh Faddis Corporate Secretary. SVP & General Counsel	Adoption	12/21/2023	7,645	4/15/2025
(1)    This number represents the maximum number of shares of common stock that may be sold pursuant to the trading plan. The number of shares actually sold will depend on the satisfaction of certain conditions as set forth in the plan.
(2)    The trading plan may expire on an earlier date if and when all transactions thereunder are completed.
None of our Section 16 officers or directors adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as such term is defined under Item 408(c) of Regulation S-K) during the fiscal quarter ended January 31, 2024.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.
PART III.
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2024 Annual Meeting of Stockholders (Proxy Statement), which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2024, and is incorporated in this report by reference.
ITEM 11.     EXECUTIVE COMPENSATION.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2024 and is incorporated in this report by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2024 and is incorporated in this report by reference.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2024 and is incorporated in this report by reference.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

80	Veeva Systems Inc. | Form 10-K

The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2024 and is incorporated in this report by reference.
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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.2	10/16/2023

3.2	Certificate of Retirement of Class B Common Stock of Veeva Systems Inc.	8-K	001-36121	3.1	10/16/2023

3.3	Amended and Restated Bylaws of Veeva Systems Inc.	8-K	001-36121	3.1	6/23/2023

4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-191085	4.1	10/3/2013

4.2	Description of Capital Stock.					X

10.1	Data Processing Addendum, dated April 4, 2014, to Value-Added Reseller Agreement, between Registrant and salesforce.com, inc., as amended.	10-Q	001-36121	10.1	6/6/2014

10.2	Purchase and Sale Agreement, dated June 11, 2014, between Registrant and The Duffield Family Foundation, as amended July 16, 2014.	10-Q	001-36121	10.1	9/11/2014

10.3	Description of Non-Employee Director Compensation.					X

10.4*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.	8-K	001-36121	10.1	2/1/2021

10.5*	2007 Stock Plan and forms of agreements thereunder.	S-1	333-191085	10.2	9/11/2013

10.6*	2012 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-191085	10.3	9/11/2013

10.7*	2013 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-36121	10.7	3/30/2021

Veeva Systems Inc. | Form 10-K	81

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.8*	Veeva Systems Inc. 2013 Equity Incentive Plan, as amended and restated.	8-K	001-36121	10.1	6/13/2022

10.9*	2013 Employee Stock Purchase Plan.	S-1/A	333-191085	10.5	10/3/2013

10.10**	Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended December 3, 2010, December 13, 2010, April 15, 2011, August 23, 2011, September 29, 2011, April 3, 2012,May 24, 2012, March 3, 2014, and August 11, 2016.	S-1/A	333-191085	10.7	9/20/2013

10.11**	Eighth Amendment, dated March 3, 2014, to Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Registrant and salesforce.com, inc., as amended.	8-K	001-36121	10.1	3/4/2014

10.12*	Offer letter, dated June 20, 2013, between Peter P. Gassner and the Registrant.	S-1	333-191085	10.8	9/11/2013

10.13*	Offer letter, dated August 14, 2012, between Jonathan W. Faddis and the Registrant.	10-Q	001-36121	10.1	6/4/2015

10.14*	Amended offer letter, dated April 26, 2022, between Jonathan W. Faddis and the Registrant.	10-K	001-36121	10.14	3/30/2023

10.15	Data Processing Addendum, dated January 23, 2016, to Value-Added Reseller Agreement, between Registrant and salesforce.com, inc., as amended.	10-K	001-36121	10.17	3/31/2016

10.16	Offer letter, dated February 20, 2015, between Alan V. Mateo and the Registrant.	10-Q	001-36121	10.1	6/8/2016

10.17	Offer letter, dated January 23, 2013, between E. Nitsa Zuppas and the Registrant.	10-Q	001-36121	10.2	6/8/2016

10.18	Ninth Amendment, dated August 11, 2016, to Amended and Restated Value-Added Reseller Agreement dated September 2010, between Registrant and salesforce.com, inc., as amended.	10-Q	001-36121	10.1	9/8/2016

10.19	2013 Equity Incentive Plan Forms of Notice of Stock Option Grants to Peter P. Gassner.	10-K	001-36121	10.22	3/30/2018

10.20	Offer Letter, dated March 17, 2019, between Tom Schwenger and the Registrant.	10-Q	001-36121	10.1	6/4/2020

10.21	Offer Letter, dated April 19, 2020, between Brent Bowman and the Registrant.	8-K	001-36121	10.1	8/31/2020

10.22	Offer Letter dated April 12, 2023, between Kristine Diamond and the Registrant.	8-K	001-36121	10.1	8/21/2023

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see page 85 of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

82	Veeva Systems Inc. | Form 10-K

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

97.1	Compensation Recovery (“Clawback”) Policy					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Schema Linkbase Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 25th day of March, 2024.

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

Veeva Systems Inc. | Form 10-K	84

Signature	Title	Date

/s/ Peter P. Gassner	Chief Executive Officer and Director	March 25, 2024
Peter P. Gassner	(Principal Executive Officer)

/s/ Brent Bowman	Chief Financial Officer	March 25, 2024
Brent Bowman	(Principal Financial Officer)

/s/ Kristine Diamond	Chief Accounting Officer	March 25, 2024
Kristine Diamond	(Principal Accounting Officer)

/s/ Tim Cabral	Director	March 25, 2024
Tim Cabral

/s/ Mark Carges	Director	March 25, 2024
Mark Carges

/s/ Mary Lynne Hedley	Director	March 25, 2024
Mary Lynne Hedley

/s/ Priscilla Hung	Director	March 25, 2024
Priscilla Hung

/s/ Nimrata Khatra Hunt	Director	March 25, 2024
Nimrata Khatra Hunt

/s/ Marshall Mohr	Director	March 25, 2024
Marshall Mohr

/s/ Gordon Ritter	Chair of the Board of Directors	March 25, 2024
Gordon Ritter

/s/ Paul Sekhri	Director	March 25, 2024
Paul Sekhri

/s/ Matthew J. Wallach	Director	March 25, 2024
Matthew J. Wallach

85	Veeva Systems Inc. | Form 10-K