Form 10-Q
period 2024-04-30
VEEVA SYSTEMS INC
filed 2024-06-04
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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
4280 Hacienda Drive
Pleasanton, California, 94588
(Address of principal executive offices, including zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 31, 2024, there were 161,651,713 shares of the Registrant’s Class A common stock outstanding. We refer to our Class A common stock as our “common stock.”

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)
(Unaudited)

	April 30, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,197,196	$703,487
Short-term investments	3,567,841	3,324,269
Accounts receivable, net of allowance for doubtful accounts of $216 and $520, respectively	362,320	852,172
Unbilled accounts receivable	38,771	36,365
Prepaid expenses and other current assets	78,820	86,918
Total current assets	5,244,948	5,003,211
Property and equipment, net	58,042	58,532
Deferred costs, net	23,967	23,916
Lease right-of-use assets	44,583	45,602
Goodwill	439,877	439,877
Intangible assets, net	58,231	63,017
Deferred income taxes	266,060	233,463
Other long-term assets	51,850	43,302
Total assets	$6,187,558	$5,910,920
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,930	$31,513
Accrued compensation and benefits	38,755	43,433
Accrued expenses and other current liabilities	41,187	32,980
Income tax payable	71,567	11,862
Deferred revenue	1,029,455	1,049,761
Lease liabilities	10,392	9,334
Total current liabilities	1,223,286	1,178,883
Deferred income taxes	705	2,052
Lease liabilities, noncurrent	45,351	46,441
Other long-term liabilities	28,835	38,720
Total liabilities	1,298,177	1,266,096
Commitments and contingencies (note 13)
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	2,017,904	1,915,002
Accumulated other comprehensive loss	(30,646)	(10,637)
Retained earnings	2,902,121	2,740,457
Total stockholders’ equity	4,889,381	4,644,824
Total liabilities and stockholders’ equity	$6,187,558	$5,910,920

See Notes to Condensed Consolidated Financial Statements.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended April 30,
	2024	2023

Revenues:
Subscription services	$533,955	$414,546
Professional services and other	116,390	111,779
Total revenues	650,345	526,325
Cost of revenues(1):
Cost of subscription services	78,148	67,575
Cost of professional services and other	95,736	99,088
Total cost of revenues	173,884	166,663
Gross profit	476,461	359,662
Operating expenses(1):
Research and development	162,711	146,960
Sales and marketing	97,301	88,503
General and administrative	61,277	62,669
Total operating expenses	321,289	298,132
Operating income	155,172	61,530
Other income, net	51,729	30,248
Income before income taxes	206,901	91,778
Income tax provision (benefit)	45,237	(39,743)
Net income	$161,664	$131,521
Net income per share:
Basic	$1.00	$0.82
Diluted	$0.98	$0.81
Weighted-average shares used to compute net income per share:
Basic	161,421	159,852
Diluted	164,394	162,521
Other comprehensive income:
Net change in unrealized (loss) gain on available-for-sale investments	$(18,861)	$5,428
Net change in cumulative foreign currency translation loss	(1,148)	(58)
Comprehensive income	$141,655	$136,891

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$1,554	$1,505
Cost of professional services and other	12,535	12,722
Research and development	41,743	38,906
Sales and marketing	23,043	20,135
General and administrative	17,036	17,451
Total stock-based compensation	$95,911	$90,719

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended April 30, 2024
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount

Balances at beginning of period	161,260,172	$2	$1,915,002	$2,740,457	$(10,637)	$4,644,824
Issuance of common stock upon exercise of stock options	178,777	—	28,434	—	—	28,434
Issuance of common stock upon vesting of restricted stock units	295,043	—	—	—	—	—
Shares withheld related to net share settlement	(109,381)	—	(24,958)	—	—	(24,958)
Stock-based compensation expense	—	—	99,426	—	—	99,426
Change in other comprehensive loss	—	—	—	—	(20,009)	(20,009)
Net income	—	—	—	161,664	—	161,664
Balances at end of period	161,624,611	$2	$2,017,904	$2,902,121	$(30,646)	$4,889,381

	Three months ended April 30, 2023
	Class A & B common stock(1)		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount

Balances at beginning of period	158,244,607	$2	$1,532,627	$2,214,752	$(31,129)	$3,716,252
Issuance of common stock upon exercise of stock options	1,788,009	—	15,233	—	—	15,233
Issuance of common stock upon vesting of restricted stock units	260,782	—	—	—	—	—
Shares withheld related to net share settlement	(93,166)	—	(16,987)	—	—	(16,987)
Stock-based compensation expense	—	—	91,674	—	—	91,674
Change in other comprehensive loss	—	—	—	—	5,370	5,370
Net income	—	—	—	131,521	—	131,521
Balances at end of period	160,200,232	$2	$1,622,547	$2,346,273	$(25,759)	$3,943,063

(1) Class B common stock was converted to Class A common stock on October 15, 2023. We refer to our Class A common stock as common stock. See note 12 Net Income per Share.
See Notes to Condensed Consolidated Financial Statements.

6	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended April 30,
	2024	2023

Cash flows from operating activities
Net income	$161,664	$131,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,499	7,549
Reduction of operating lease right-of-use assets	2,783	3,060
Accretion of discount on short-term investments	(6,187)	(3,407)
Stock-based compensation	95,911	90,719
Amortization of deferred costs	3,803	5,052
Deferred income taxes	(26,539)	(21,514)
Loss on foreign currency from mark-to-market derivative	1,082	180
Bad debt (recovery) expense	(152)	155
Changes in operating assets and liabilities:
Accounts receivable	490,004	289,960
Unbilled accounts receivable	(2,406)	44,104
Deferred costs	(3,854)	3,607
Prepaid expenses and other current and long-term assets	8,160	(36,298)
Accounts payable	280	1,955
Accrued expenses and other current liabilities	2,597	(3,344)
Income taxes payable	59,705	(329)
Deferred revenue	(31,292)	(1,221)
Operating lease liabilities	(1,643)	(2,693)
Other long-term liabilities	1,101	(3,120)
Net cash provided by operating activities	763,516	505,936
Cash flows from investing activities
Purchases of short-term investments	(777,831)	(612,492)
Maturities and sales of short-term investments	513,929	318,056
Long-term assets	(8,476)	(2,958)
Net cash used in investing activities	(272,378)	(297,394)
Cash flows from financing activities
Proceeds from exercise of common stock options	28,434	15,233
Taxes paid related to net share settlement of equity awards	(24,606)	(16,625)
Net cash provided by (used in) financing activities	3,828	(1,392)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,257)	19
Net change in cash, cash equivalents, and restricted cash	493,709	207,169
Cash, cash equivalents, and restricted cash at beginning of period	706,670	889,650
Cash, cash equivalents, and restricted cash at end of period	$1,200,379	$1,096,819

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$1,197,196	$1,093,634
Restricted cash included in other long-term assets	3,183	3,185
Total cash, cash equivalents, and restricted cash at end of period	$1,200,379	$1,096,819

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$4,229	$1,034
Excess tax benefits from employee stock plans	$3,121	$62,089

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

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
Principles of Consolidation and Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting and include the accounts of our wholly-owned subsidiaries after elimination of intercompany balances and transactions. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed on March 25, 2024. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.
The unaudited condensed consolidated balance sheet as of January 31, 2024 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive income, and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2025 or any other period.
New Accounting Pronouncements Issued and Not Yet Adopted
Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This new standard is effective for our fiscal year beginning on February 1, 2024 and interim periods beginning on February 1, 2025 on a retrospective basis. We are currently evaluating this ASU to determine its impact on our disclosures.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction, among other amendments. This new standard is effective for our fiscal year beginning on February 1, 2025 on a prospective basis and retrospective application is permitted. We are currently evaluating this ASU to determine its impact on our disclosures.

8	Veeva Systems Inc. | Form 10-Q

Note 2. Short-Term Investments
As of April 30, 2024, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$98,650	$23	$(55)	$98,618
Asset-backed securities	659,618	571	(3,834)	656,355
Commercial paper	284,131	6	(119)	284,018
Corporate notes and bonds	1,719,063	673	(12,669)	1,707,067
Foreign government bonds	54,834	—	(456)	54,378
Municipal securities	76,780	41	(473)	76,348
U.S. agency obligations	55,920	—	(211)	55,709
U.S. treasury securities	642,726	—	(7,378)	635,348
Total available-for-sale securities	$3,591,722	$1,314	$(25,195)	$3,567,841

As of January 31, 2024, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposits	$94,210	$87	$(14)	$94,283
Asset-backed securities	605,852	2,916	(1,787)	606,981
Commercial paper	144,218	47	(20)	144,245
Corporate notes and bonds	1,581,382	8,835	(5,188)	1,585,029
Foreign government bonds	50,180	206	(180)	50,206
Municipal securities	79,404	301	(231)	79,474
U.S. agency obligations	49,372	232	(12)	49,592
U.S. treasury securities	717,015	1,268	(3,824)	714,459
Total available-for-sale securities	$3,321,633	$13,892	$(11,256)	$3,324,269

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	April 30, 2024	January 31, 2024
Due in one year or less	$1,164,946	$919,871
Due in greater than one year	2,402,895	2,404,398
Total	$3,567,841	$3,324,269

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. It is more likely than not we will hold the securities until maturity or a recovery of the cost basis.

Veeva Systems Inc. | Form 10-Q	9

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of April 30, 2024 (in thousands):

	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Certificates of deposits	$66,055	$(55)	$—	$—
Asset-backed securities	415,388	(2,530)	91,285	(1,304)
Commercial paper	257,932	(119)	—	—
Corporate notes and bonds	1,191,177	(9,496)	235,212	(3,173)
Foreign government bonds	41,939	(336)	12,439	(120)
Municipal securities	44,941	(392)	16,998	(81)
U.S. agency obligations	55,709	(211)	—	—
U.S. treasury securities	498,599	(5,163)	136,749	(2,215)

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

Note 3. Deferred Costs
Deferred costs, which consist of deferred sales commissions, was $24 million as of both April 30, 2024 and January 31, 2024. Amortization expense for the deferred costs included in sales and marketing expenses in the condensed consolidated statements of comprehensive income was $4 million for the three months ended April 30, 2024 and $5 million for the three months ended April 30, 2023. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 4. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	April 30, 2024	January 31, 2024
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	22,392
Equipment and computers	2,602	2,551
Furniture and fixtures	15,638	15,498
Leasehold improvements	30,915	30,793
Construction in progress	202	31
	95,773	95,289
Less accumulated depreciation	(37,731)	(36,757)
Total property and equipment, net	$58,042	$58,532

10	Veeva Systems Inc. | Form 10-Q

Total depreciation expense was immaterial for the three months ended April 30, 2024 and 2023. Land is not depreciated.
Note 5. Goodwill and Intangible Assets
Goodwill was $440 million as of both April 30, 2024 and January 31, 2024.
The following schedule presents the details of intangible assets as of April 30, 2024 (dollar amounts in thousands):

	April 30, 2024
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(21,686)	$6,894	1.7
Customer relationships	113,157	(64,575)	48,582	5.1
Trade name and trademarks	13,900	(12,574)	1,326	0.5
Other intangibles	21,405	(19,976)	1,429	2.1
Total intangible assets	$177,042	$(118,811)	$58,231

The following schedule presents the details of intangible assets as of January 31, 2024 (dollar amounts in thousands):

	January 31, 2024
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(20,646)	$7,934	2.0
Customer relationships	113,157	(61,755)	51,402	5.3
Trade name and trademarks	13,900	(11,925)	1,975	0.8
Other intangibles	21,405	(19,699)	1,706	2.2
Total intangible assets	$177,042	$(114,025)	$63,017

Amortization expense associated with intangible assets was $5 million for the three months ended April 30, 2024 and 2023.
As of April 30, 2024, the estimated amortization expense for intangible assets was as follows (in thousands):

Fiscal Year	Estimated amortization expense
Remaining for 2025	$13,771
2026	14,147
2027	8,922
2028	7,778
2029	7,782
Thereafter	5,831
Total	$58,231

Veeva Systems Inc. | Form 10-Q	11

Note 6. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	April 30, 2024	January 31, 2024
Accrued commissions	$3,168	$9,848
Accrued bonus	3,545	3,481
Accrued vacation (1)	8,296	7,375
Payroll tax payable	13,771	13,829
Accrued other compensation and benefits	9,975	8,900
Total accrued compensation and benefits	$38,755	$43,433
Accrued fees payable to Salesforce, Inc.	6,536	$6,562
Taxes payable	5,881	7,632
Other accrued expenses (2)	28,770	18,786
Total accrued expenses and other current liabilities	$41,187	$32,980

(1) Represents accrued vacation primarily for international employees. Vacation does not accrue for most U.S. employees.
(2) Prior period balances were adjusted to conform with current period presentation.

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

The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2024 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$292,069	$—	$292,069
U.S. Treasury securities	—	67,891	67,891
Commercial paper	—	35,543	35,543
Short-term investments:
Certificates of deposit	—	98,618	98,618
Asset-backed securities	—	656,355	656,355
Commercial paper	—	284,018	284,018
Corporate notes and bonds	—	1,707,067	1,707,067
Foreign government bonds	—	54,378	54,378
Municipal securities	—	76,348	76,348
U.S. agency obligations	—	55,709	55,709
U.S. Treasury securities	—	635,348	635,348
Foreign currency derivative contracts	—	108	108
Total financial assets	$292,069	$3,671,383	$3,963,452
Liabilities
Foreign currency derivative contracts	$—	$(806)	$(806)
Total financial liabilities	$—	$(806)	$(806)

The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2024 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$73,197	$—	$73,197
U.S. Treasury securities	—	9,969	9,969
Short-term investments:
Certificates of deposit	—	94,283	94,283
Asset-backed securities	—	606,981	606,981
Commercial paper	—	144,245	144,245
Corporate notes and bonds	—	1,585,029	1,585,029
Foreign government bonds	—	50,206	50,206
Municipal securities	—	79,474	79,474
U.S. agency obligations	—	49,592	49,592
U.S. Treasury securities	—	714,459	714,459
Foreign currency derivative contracts	—	616	616
Total financial assets	$73,197	$3,334,854	$3,408,051
Liabilities
Foreign currency derivative contracts	—	$(232)	(232)
Total financial liabilities	$—	$(232)	$(232)

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

Balance Sheet Hedges
We enter into foreign currency forward contracts in order to hedge our foreign currency exposure. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore, we account for them at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. The realized foreign currency gains were not material for both the three months ended April 30, 2024 and 2023.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	April 30, 2024	January 31, 2024
Notional amount of foreign currency derivative contracts	$133,096	$201,407
Fair value of foreign currency derivative contracts	133,909	201,024

Note 8. Income Taxes
For the three months ended April 30, 2024 and 2023, our effective tax rates were 21.9% and (43.3)%, respectively. During the three months ended April 30, 2024, as compared to the prior year period, our effective tax rate increased primarily due to reduced excess tax benefits related to equity compensation. We recognized excess tax benefits of $4 million and $64 million in our provision for income taxes for the three months ended April 30, 2024 and 2023, respectively. The decrease in excess tax benefits during the three months ended April 30, 2024 was primarily due to stock option exercises by our Chief Executive Officer in the prior year and none in the current year.
Note 9. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Of the beginning deferred revenue balance for the respective periods, we recognized $440 million of subscription services revenue for the three months ended April 30, 2024 and $354 million for the three months ended April 30, 2023. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was immaterial.
Transaction Price Allocated to the Remaining Performance Obligations
As of April 30, 2024, the amount of the transaction price allocated to remaining performance obligations for non-cancellable subscription services contracts greater than one year was not significant with the substantial majority of such allocated transaction price included in deferred revenue and expected to be recognized over the next 12 months.
Unbilled Accounts Receivable
As of April 30, 2024, unbilled accounts receivable consisted of (i) a receivable of $35 million primarily for revenue recognized for professional services performed but not yet billed and (ii) a contract asset of $4 million primarily related to professional services performed but for which we are not contractually able to invoice until a future period.
As of January 31, 2024, unbilled accounts receivable consisted of (i) a receivable of $32 million primarily for revenue recognized for professional services performed but not yet billed and (ii) a contract asset of $4 million primarily related to professional services performed but for which we are not contractually able to invoice until a future period.
Note 10. Leases
We have operating leases for our corporate offices. Our leases have various expiration dates through 2034, some of which include options to extend the leases for up to seven years. Additionally, we are the sublessor for certain office space. Our sublease income for each of the three months ended April 30, 2024 and 2023 was immaterial.
For the three months ended April 30, 2024 and 2023, our operating lease expense was $4 million.
Supplemental cash flow information related to leases was as follows (in thousands):

14	Veeva Systems Inc. | Form 10-Q

	Three months ended April 30,
	2024	2023
Cash paid for operating lease liabilities	$2,253	$3,295
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	605	—

Supplemental balance sheet information related to operating leases was as follows:

	April 30, 2024	January 31, 2024
Weighted Average Remaining Lease Term	6.5 years	6.6 years
Weighted Average Discount Rate	4.4%	4.4%

As of April 30, 2024, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year
Remaining for 2025	$9,552
2026	11,037
2027	10,027
2028	9,181
2029	6,626
Thereafter	18,274
Total operating lease payments	64,697
Less imputed interest	(8,954)
Total operating lease liabilities	$55,743

Note 11. Stockholders’ Equity
Common Stock
As of April 30, 2024, we had 161,624,611 shares of common stock outstanding.
Stock Option Activity
A summary of stock option activity for the three months ended April 30, 2024 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2024	11,147,810	$157.20	6.7	$626
Options granted	1,914,837	214.82
Options exercised	(178,777)	159.05
Options forfeited/cancelled	(132,323)	208.61
Options outstanding at April 30, 2024	12,751,547	$165.33	6.9	$551
Options vested and exercisable at April 30, 2024	6,180,088	$136.47	5.4	$441
Options vested and exercisable at April 30, 2024 and expected to vest thereafter	12,751,547	$165.33	6.9	$551

The options granted during the three months ended April 30, 2024 were predominantly made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $101.26 per option for the three months ended April 30, 2024.
As of April 30, 2024, there was $485 million in unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 2.6 years.

Veeva Systems Inc. | Form 10-Q	15

As of April 30, 2024, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
The total intrinsic value of options exercised was approximately $12 million for the three months ended April 30, 2024.
Stock Option Valuation Assumptions
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended April 30,
	2024			2023
Volatility	40%	-	41%	39%	-	40%
Expected term (in years)	6.25	-	7.00	6.25	-	7.00
Risk-free interest rate	4.12%	-	4.65%	3.34%	-	3.99%
Dividend yield	—%			—%

Restricted Stock Units
A summary of restricted stock unit (RSU) activity for the three months ended April 30, 2024 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2024	1,011,731	$192.77
RSUs granted	882,706	214.83
RSUs vested	(295,043)	179.19
RSUs forfeited/cancelled	(15,610)	202.48
Balance at April 30, 2024	1,583,784	207.50

As of April 30, 2024, there was a total of $252 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years. The total grant date fair value of RSUs vested was $67 million for the three months ended April 30, 2024.
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
On October 15, 2023, all of our outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock pursuant to the terms of our then effective Amended and Restated Certificate of Incorporation. Because shares of Class B common stock were outstanding for the three months ended April 30, 2023, we have disclosed earnings per share for Class A and Class B common stock for the three months ended April 30, 2023. For the three months ended April 30, 2023, the computation of fully diluted net income per share of Class A common stock assumes the conversion from Class B common stock, while the fully diluted net income per share of Class B common stock does not assume the conversion of those shares.

16	Veeva Systems Inc. | Form 10-Q

The numerators and denominators of the basic and diluted net income per share computations for our common stock are calculated as follows (in thousands, except per share data):

	Three months ended April 30,
	2024	2023
	Common	Class A	Class B
Basic
Numerator
Net income, basic	$161,664	$119,574	$11,947
Denominator
Weighted average shares used in computing net income per share, basic	161,421	145,332	14,520
Net income per share, basic	$1.00	$0.82	$0.82
Diluted
Numerator
Net income, basic	$161,664	$119,574	$11,947
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	—	11,947	—
Reallocation of net income to Class B common stock	—	—	1,964
Net income, diluted	$161,664	$131,521	$13,911
Denominator
Number of shares used for basic net income per share computation	161,421	145,332	14,520
Conversion of Class B to Class A common stock	—	14,520	—
Effect of potentially dilutive common shares	2,973	2,669	2,669
Weighted average shares used in computing net income per share, diluted	164,394	162,521	17,189
Net income per share, diluted	$0.98	$0.81	$0.81

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three months ended April 30,
	2024	2023
Options and awards	2,972,590	5,749,358

Note 13. Commitments and Contingencies
Litigation
IQVIA Litigation Matters
Veeva OpenData/Network Action.
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

Veeva Systems Inc. | Form 10-Q	17

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
Fact discovery in both the Veeva OpenData/Network Action and the Veeva Nitro Action is largely complete and expert discovery in both cases was completed in October 2023.
The federal district court presiding over all of the IQVIA Litigation Matters has bifurcated the claims for trial such that IQVIA's trade secret claims will go to trial first. That trial is expected to begin on February 10, 2025. No trial date has been set for Veeva's antitrust claims asserted in the Veeva OpenData/Network Action or the Veeva Nitro Action.
While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these lawsuits, and we are unable to make a meaningful estimate of the amount or range of gain or loss, if any, that could result from them, we believe that we have substantial defenses against IQVIA’s claims, which we intend to vigorously contest, and that our counterclaims warrant injunctive relief and monetary damages for Veeva.

18	Veeva Systems Inc. | Form 10-Q

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
Mednet Litigation Matter
On July 14, 2020, Mednet Solutions, Inc. filed a complaint in Minnesota state court (Mednet Solutions, Inc. v. Veeva Systems Inc. (No. 27-CV-20-9374)) against us and a Veeva employee who previously worked for Mednet. The complaint alleged that the employee improperly accessed Mednet’s computer systems after joining Veeva, in violation of his employment agreement to misappropriate Mednet’s confidential and trade secret information for our benefit. On December 9, 2020, the case was removed to the U.S. District Court for the District of Minnesota (No. 20-cv-2502). On May 30, 2024, we entered into a settlement agreement with Mednet, which will result in dismissal of the case with prejudice.
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
Total revenues consist of the following (in thousands):

	Three months ended April 30,
	2024	2023
Subscription services
Commercial Solutions	$261,316	$239,324
R&D Solutions	272,639	175,222
Total subscription services	$533,955	$414,546
Professional services
Commercial Solutions	$48,772	$44,864
R&D Solutions	67,618	66,915
Total professional services	$116,390	$111,779
Total revenues	$650,345	$526,325

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

Veeva Systems Inc. | Form 10-Q	19

Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended April 30,
	2024	2023
Revenues by geography
North America	$381,599	$313,975
Europe	189,915	142,423
Asia Pacific	62,440	55,577
Middle East, Africa, and Latin America	16,391	14,350
Total revenues	$650,345	$526,325

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	April 30, 2024	January 31, 2024
Long-lived assets by geography
North America	$48,928	$49,725
Europe	6,607	6,885
Asia Pacific	1,075	751
Middle East, Africa, and Latin America	1,432	1,171
Total long-lived assets	$58,042	$58,532

20	Veeva Systems Inc. | Form 10-Q

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
Overview
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. Our offerings span cloud software, data, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (R&D) through commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. For a more detailed description of our business and products as of January 31, 2024, please see our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed on March 25, 2024.

Our industry cloud solutions are grouped into three major product categories—Veeva Development Cloud, Veeva Commercial Cloud, and Veeva Data Cloud. For financial reporting purposes, revenues associated with our Veeva Commercial Cloud, Veeva Data Cloud, and Veeva Claims solutions are classified as “Commercial Solutions” revenues, and revenues associated with our Veeva Development Cloud, Veeva RegulatoryOne, and Veeva QualityOne solutions are classified as “R&D Solutions” revenues.
In our fiscal year ended January 31, 2024, we derived approximately 52% and 48% of our subscription services revenues and 50% and 50% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. For the three months ended April 30, 2024, we derived approximately 49% and 51% of our subscription services revenues and 48% and 52% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. Revenues associated with our R&D Solutions are expected to increase as a percentage of both subscription services revenues and total revenues in the future. We also offer certain of our R&D Solutions to industries outside the life sciences industry primarily in North America and Europe.
For our fiscal years ended January 31, 2024, 2023, and 2022, our total revenues were $2,364 million, $2,155 million, and $1,851 million, respectively, representing year-over-year growth in total revenues of 10% in our fiscal year ended January 31, 2024 and 16% in our fiscal year ended January 31, 2023. For our fiscal years ended January 31, 2024, 2023, and 2022, our subscription services revenues were $1,902 million, $1,733 million, and $1,484 million, respectively, representing year-over-year growth in subscription services revenues of 10% in our fiscal year ended January 31, 2024, and 17% in our fiscal year ended January 31, 2023. We generated net income of $526 million, $488 million, and $427 million for our fiscal years ended January 31, 2024, 2023, and 2022, respectively.
As of January 31, 2024, 2023, and 2022, we served 1,432, 1,388, and 1,205 customers, respectively. As of January 31, 2024, 2023, and 2022, we had 693, 684, and 653 Commercial Solutions customers, respectively, and 1,078, 1,025, and 860 R&D Solutions customers, respectively. These customer count totals are net of customer attrition during each period. The combined customer counts for Commercial Solutions and R&D Solutions exceed the total customer count in each year because some customers subscribe to products in both areas. Many of our applications for R&D are used by smaller, earlier stage, pre-commercial companies, some of which may not reach the commercialization stage.
Components of Results of Operations
Revenues
We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our cloud-based software solutions and fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services,

Veeva Systems Inc. | Form 10-Q	21

configuration, data services, training, and managed services related to our solutions and services related to our Veeva Business Consulting offering. For the three months ended April 30, 2024, subscription services revenues constituted 82% of total revenues and professional services and other revenues constituted 18% of total revenues.
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
Subscription services revenues are recognized ratably over the respective non-cancellable subscription term because of the continuous transfer of control to the customer. Our master subscription agreements that govern multi-year orders generally include a termination for convenience right for our customers. The amount of revenue recognized from such orders will generally be consistent with the amount invoiced for the relevant term of the order. When such multi-year orders are non-cancellable (other than for cause), we recognize the total contracted revenue ratably over the multi-year term of the order. For such non-cancellable orders, when the amounts we are entitled to invoice in any period pursuant to multi-year orders with escalating fees are less than the revenue recognized, we accrue an unbilled accounts receivable balance (a contract asset).
Our subscription orders are generally billed at the beginning of the subscription period in annual or quarterly increments, which means the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. Also, particularly with respect to expansion orders for our Commercial Solutions, because the term of orders for additional end users or applications is commonly less than one year to align to the renewal date of existing Commercial Solutions orders, the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes may result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue compared to if the adjustment had not occurred. Additionally, changes in renewal dates may change the fiscal quarter in which deferred revenue associated with a particular order is booked. Accordingly, we do not believe that changes on a quarterly basis in deferred revenue, calculated billings, or normalized billings are accurate indicators of future revenues for any given period of time. We define the term calculated billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable from the immediately preceding period. We define the term normalized billings for any period to mean calculated billings adjusted for the impact of term changes in renewal business, such as in the timing (for example, changing the renewal date of multiple products to be coterminous) or billing frequency (for example, changing from annual to quarterly billings).
Our agreements typically provide that orders will automatically renew unless notice of non-renewal is provided in advance. Subscription services revenues are affected primarily by the number of customers, the scope of the subscription purchased by each customer (for example, the number of end users or other subscription usage metric) and the number of solutions subscribed to by each customer.

22	Veeva Systems Inc. | Form 10-Q

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
Cost of Revenues
Cost of subscription services revenues for all of our solutions consists of expenses related to our computing infrastructure provided by third parties, including Salesforce, Inc. and Amazon Web Services, personnel related costs associated with hosting our subscription services and providing support, including our data stewards, data acquisition costs, and costs of delivering our data solutions, expenses associated with computer equipment and software, and allocated overhead.
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

Veeva Systems Inc. | Form 10-Q	23

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
Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended April 30,
	2024	2023

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$533,955	$414,546
Professional services and other	116,390	111,779
Total revenues	650,345	526,325
Cost of revenues(1):
Cost of subscription services	78,148	67,575
Cost of professional services and other	95,736	99,088
Total cost of revenues	173,884	166,663
Gross profit	476,461	359,662
Operating expenses(1):
Research and development	162,711	146,960
Sales and marketing	97,301	88,503
General and administrative	61,277	62,669
Total operating expenses	321,289	298,132
Operating income	155,172	61,530
Other income, net	51,729	30,248
Income before income taxes	206,901	91,778
Income tax provision (benefit)	45,237	(39,743)
Net income	$161,664	$131,521
(1) Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,554	$1,505
Cost of professional services and other	12,535	12,722
Research and development	41,743	38,906
Sales and marketing	23,043	20,135
General and administrative	17,036	17,451
Total stock-based compensation	$95,911	$90,719

24	Veeva Systems Inc. | Form 10-Q

Revenues

	Three months ended April 30,
	2024	2023	% Change

	(dollars in thousands)
Revenues:
Subscription services	$533,955	$414,546	29%
Professional services and other	116,390	111,779	4%
Total revenues	$650,345	$526,325	24%
Percentage of revenues:
Subscription services	82%	79%
Professional services and other	18	21
Total revenues	100%	100%

Total revenues for the three months ended April 30, 2024 increased $124 million, of which $119 million was from growth in subscription services revenues. The increase in subscription services revenues consisted of $97 million of subscription services revenue attributable to R&D Solutions and $22 million of subscription services revenue attributable to Commercial Solutions. The addition of termination for convenience rights starting on February 1, 2023, reduced subscription services revenue attributable to R&D Solutions for the three months ended April 30, 2023. The geographic mix of subscription services revenues was 59% from North America, 28% from Europe, and 13% from other locations, primarily Asia Pacific, for the three months ended April 30, 2024, as compared to 59% from North America, 26% from Europe, and 15% from other locations, primarily Asia Pacific, for the three months ended April 30, 2023.
Professional services and other revenues for the three months ended April 30, 2024 increased $5 million. The increase was primarily driven by increased demand for our business consulting services. The geographic mix of professional services and other revenues was 59% from North America, 35% from Europe, and 6% from other locations, primarily Asia Pacific, for the three months ended April 30, 2024, as compared to 62% from North America, 31% from Europe, and 7% from other locations, primarily Asia Pacific, for the three months ended April 30, 2023.
Cost of Revenue and Gross Margin

	Three months ended April 30,
	2024	2023	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$78,148	$67,575	16%
Cost of professional services and other	95,736	99,088	(3)%
Total cost of revenues	$173,884	$166,663	4%
Gross margin percentage:
Subscription services	85%	84%
Professional services and other	18%	11%
Total gross margin percentage	73%	68%
Gross profit	$476,461	$359,662	32%

Cost of revenues for the three months ended April 30, 2024 increased $7 million, of which $11 million was related to an increase in cost of subscription services, offset by an immaterial decrease in professional services and other due to a reduction in the use of third-party services to support our professional services revenue. The increase in cost of subscription services was primarily due to an increase of $6 million related to computing infrastructure costs, which was driven by an increase in both the number of end users and the volume of activity by end users of our subscription services.
We expect cost of subscription services to increase in absolute dollars in the near term due to increased usage of our subscription services and increased data costs related to our data solutions.

Veeva Systems Inc. | Form 10-Q	25

Operating Expenses and Operating Margin
Operating expenses include research and development, sales and marketing, and general and administrative expenses. We expect operating expenses to increase in the fiscal year ending January 31, 2025, primarily due to employee compensation-related costs.
Research and Development

	Three months ended April 30,
	2024	2023	% Change

	(dollars in thousands)
Research and development	$162,711	$146,960	11%
Percentage of total revenues	25%	28%

Research and development expenses for the three months ended April 30, 2024 increased $16 million, primarily due to an increase in employee compensation-related costs. The increase in employee compensation-related costs was primarily driven by an increase in headcount during the period. The expansion of our headcount in research and development was to support development work for the products that we offer or may offer in the future.
We expect research and development expenses to increase in the fiscal year ending January 31, 2025, primarily due to employee compensation-related costs as we continue to invest in our product offerings.
Sales and Marketing

	Three months ended April 30,
	2024	2023	% Change

	(dollars in thousands)
Sales and marketing	$97,301	$88,503	10%
Percentage of total revenues	15%	17%

Sales and marketing expenses for the three months ended April 30, 2024 increased $9 million, primarily due to an increase of $7 million in employee compensation-related costs. The increase in employee compensation-related costs was primarily driven by the increase in headcount during the period to support our sales and marketing efforts associated with our product offerings.
We expect sales and marketing expenses to increase in the fiscal year ending January 31, 2025, primarily due to employee compensation-related costs and the increase in marketing program costs related to events.
General and Administrative

	Three months ended April 30,
	2024	2023	% Change

	(dollars in thousands)
General and administrative	$61,277	$62,669	(2)%
Percentage of total revenues	9%	12%

General and administrative expenses for the three months ended April 30, 2024 remained relatively consistent due to lower payroll taxes offset by a litigation settlement accrual.
We expect general and administrative expenses to be relatively consistent in the fiscal year ending January 31, 2025 when compared to the fiscal year ended January 31, 2024.

26	Veeva Systems Inc. | Form 10-Q

Other Income, Net

	Three months ended April 30,
	2024	2023	% Change

	(dollars in thousands)
Other income, net	$51,729	$30,248	71%

Other income, net, for the three months ended April 30, 2024 increased $21 million, due to an increase in interest income from higher investment asset balances as well as increases in interest rates within our short-term investment portfolio.
Foreign Currency
We continue to experience fluctuations primarily resulting from the periodic re-measurement of the foreign currencies exposures on the balance sheet. The results of operations and cash flows are also subject to fluctuations in foreign currency exchange rates, particularly in the Euro, Japanese Yen, Canadian Dollar, Great British Pound Sterling, and Chinese Yuan.
Provision for Income Taxes

	Three months ended April 30,
	2024	2023	% Change

	(dollars in thousands)
Income before income taxes	$206,901	$91,778	125%
Income tax provision (benefit)	$45,237	$(39,743)	(214)%
Effective tax rate	21.9%	(43.3)%

The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to state taxes, tax credits, equity compensation, and foreign income subject to taxation in the United States. Future tax rates could be affected by changes in tax laws and regulations or by rulings in tax related litigation, as may be applicable.
For the three months ended April 30, 2024 and 2023, our effective tax rates were 21.9% and (43.3)%, respectively. During the three months ended April 30, 2024, as compared to the same period in the prior fiscal year, our effective tax rate increased primarily due to the reduced benefit from excess tax benefits related to equity compensation.
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

Veeva Systems Inc. | Form 10-Q	27

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
•Litigation settlement. We exclude costs related to the settlement of certain litigation matters because they are non-recurring and outside the ordinary course of business. Because these costs are unrelated to our day-to-day business operations, we believe excluding them enables more consistent evaluation of our operating results.
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

28	Veeva Systems Inc. | Form 10-Q

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended April 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities on a GAAP basis	$763,516	$505,936
Excess tax benefits from employee stock plans	(3,121)	(62,089)
Net cash provided by operating activities on a non-GAAP basis	$760,395	$443,847
Net cash used in investing activities on a GAAP basis	$(272,378)	$(297,394)
Net cash provided by (used in) financing activities on a GAAP basis	$3,828	$(1,392)

Operating income on a GAAP basis	$155,172	$61,530
Stock-based compensation expense	95,911	90,719
Amortization of purchased intangibles	4,785	4,746
Litigation settlement	5,000	—
Operating income on a non-GAAP basis	$260,868	$156,995
Net income on a GAAP basis	$161,664	$131,521
Stock-based compensation expense	95,911	90,719
Amortization of purchased intangibles	4,785	4,746
Litigation settlement	5,000	—
Income tax effect on non-GAAP adjustments(1)	(20,408)	(79,064)
Net income on a non-GAAP basis	$246,952	$147,922
Diluted net income per share on a GAAP basis	$0.98	$0.81
Stock-based compensation expense	0.58	0.56
Amortization of purchased intangibles	0.03	0.03
Litigation settlement	0.03	—
Income tax effect on non-GAAP adjustments(1)	(0.12)	(0.49)
Diluted net income per share on a non-GAAP basis	$1.50	$0.91
(1) For the three months ended April 30, 2024 and 2023, we used an estimated annual effective non-GAAP tax rate of 21%.

Liquidity and Capital Resources

	Three months ended April 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$763,516	$505,936
Net cash used in investing activities	(272,378)	(297,394)
Net cash provided by (used in) financing activities	3,828	(1,392)
Effect of exchange rate changes on cash and cash equivalents	(1,257)	19
Net change in cash and cash equivalents	$493,709	$207,169

Our principal sources of liquidity continue to be comprised of our existing cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. As of April 30, 2024, our cash, cash equivalents, and short-term investments totaled $4.8 billion, of which $85 million represented cash and cash equivalents held outside of the United States.
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
Our non-U.S. cash and cash equivalents are not considered indefinitely reinvested outside the United States, except in certain designated jurisdictions. As of April 30, 2024, we have not recorded any taxes, such as withholding

Veeva Systems Inc. | Form 10-Q	29

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
Net cash provided by operating activities was $764 million for the three months ended April 30, 2024 compared to $506 million provided by operating activities for the three months ended April 30, 2023. The $258 million increase was primarily due to increased sales and the related cash collections, partially offset by larger operating expenses due to increases in headcount.
The cash flows from operating activities for the three months ended April 30, 2024 represent a significant portion of the cash flows from operating activities that we expect during our fiscal year ending January 31, 2025. As a result, we expect cash flows from operating activities to be substantially less in future quarterly periods of this fiscal year. In the fiscal year ending January 31, 2025, cash payments for income taxes in relation to the Tax Cuts and Jobs Act of 2017, which eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years, are expected to reduce our cash flows from operating activities. The requirement may also impact our cash flows from operating activities in future periods, the amounts and specific periods of which we are unable to estimate at this time.
Investing Activities
Investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Net cash used in investing activities was $272 million for the three months ended April 30, 2024 compared to $297 million used in investing activities for the three months ended April 30, 2023. The $25 million decrease in cash used in investing activities was mainly due to the increase in proceeds from maturities and sales of short-term investments partially offset by the increase in purchases of short-term investments for the three months ended April 30, 2024.

30	Veeva Systems Inc. | Form 10-Q

Financing Activities
The cash flows from financing activities relate primarily to stock option exercises offset by taxes paid on behalf of employees related to the net share settlement of RSUs.
Net cash provided by financing activities was $4 million for the three months ended April 30, 2024 compared to $1 million used in financing activities for the three months ended April 30, 2023. The $5 million increase was primarily related to an increase of $13 million in proceeds from employee stock option exercises, partially offset by an increase of $8 million of cash used to pay employee taxes related to the net share settlement of RSUs.
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
There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2024 as compared to the those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

Veeva Systems Inc. | Form 10-Q	31

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, British Pound Sterling, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. For the three months ended April 30, 2024, about 83% of our revenues and about 80% of our expenses were denominated in USD.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded and such fluctuations can impact our net income. We engage in the hedging of our foreign currency transactions as described in note 7 of the notes to our condensed consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. Realized and unrealized foreign currency losses were immaterial for both the three months ended April 30, 2024, and 2023.
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $4.8 billion as of April 30, 2024. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, and foreign government bonds. The cash and cash equivalents are held for working capital purposes and other operational activities. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $45 million market value reduction in our investment portfolio as of April 30, 2024. An immediate decrease of 100-basis points in interest rates would have increased the market value by $45 million as of April 30, 2024. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

32	Veeva Systems Inc. | Form 10-Q

ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Veeva Systems Inc. | Form 10-Q	33

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
On February 13, 2023, Veeva and Sparta entered into a confidential settlement agreement dismissing their claims against each other. On January 16, 2024, Veeva and Medidata also entered into a confidential settlement agreement dismissing their claims against each other. On June 9, 2023, IQVIA, the only defendant now in the case, filed a counter-complaint seeking a declaration that its non-compete agreements comply with California law. On March 25, 2024, the trial court judge set a trial date of June 13, 2025 on the consolidated claims.
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

34	Veeva Systems Inc. | Form 10-Q

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
•Defects or disruptions in our solutions could result in diminished demand for our solutions, a reduction in our revenues, and subject us to substantial liability.
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
•Unique and uncertain macroeconomic and geopolitical factors, including as a result of worldwide inflationary pressures and changes in interest rates, currency exchange fluctuations, the Russian invasion of Ukraine, and the Israel-Hamas conflict, and concerns about a possible domestic or global recession, may cause instability and volatility in the global financial markets and disruptions within the life sciences industry that may negatively impact our business, our financial results, and our stock price.
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
•We rely on third-party providers for computing infrastructure, secure network connectivity, and other technology-related services needed to deliver our cloud solutions, and any slowdown, failure, or disruption in the services provided by them could adversely affect our business and subject us to liability.
•Changing laws and regulations, including increasingly complex data privacy and information security regulations, in the U.S. and internationally, life sciences industry regulations, and trade policies, may impose additional costs for compliance, reduce demand for our solutions, and subject us to significant liabilities.

Veeva Systems Inc. | Form 10-Q	35

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

36	Veeva Systems Inc. | Form 10-Q

sciences industry. The principal such competitor for our Veeva Commercial Cloud applications is IQVIA Holdings Inc., which currently offers a CRM application built on the Salesforce platform, various data products, and other applications that compete with our products. In April 2024, Salesforce, Inc. and IQVIA announced an expanded CRM partnership under which IQVIA will license their CRM software to Salesforce and both parties will jointly market a new life sciences industry-specific CRM solution, which will compete with our offerings. Our Veeva Data Cloud products. as well as Veeva Crossix, compete with IQVIA, Ipsos Group S.A., Definitive Health Corp., and smaller data and data analytics providers. IQVIA, Dassault Systèmes, OpenText Corporation, Oracle Corporation, Honeywell International Inc., and other smaller application providers offer applications that compete with certain of our Veeva Development Cloud applications. Our Veeva Commercial Cloud and Veeva Development Cloud applications also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use cloud-based applications or platforms that are not life sciences specific—such as Salesforce, Inc., Box.com, Amazon Web Services, or Microsoft—for certain of the functions our applications provide. Our business consulting and professional services offerings compete with a range of professional services firms, which include, at times, some of our partners. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.
In December 2022, we announced plans to migrate customers of our Veeva CRM application built on the Salesforce platform to CRM solutions that are built on our own Veeva Vault platform, as discussed in more detail below, which could lead to customers choosing competitors that continue to use the Salesforce platform, or other CRM application providers, over us.
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

Veeva Systems Inc. | Form 10-Q	37

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
Since our customers use our solutions for important aspects of their businesses, any errors, defects, disruptions, service degradations, or other performance problems with our solutions, could hurt our reputation and may damage our customers’ businesses. Such issues may result in increased operational costs, delays in delivering new products, our customers delaying or withholding payment to us, cancelling their agreements with us, electing not to renew, or making service credit claims, warranty claims, or other claims against us, and loss of future sales. The occurrence of any of these events could result in diminishing demand for our solutions, a reduction of our revenues, an increase in our bad debt expense or in collection cycles for accounts receivable, or could require us to incur the expense of litigation or substantial liability.
Our plans to migrate our CRM customers to our Vault CRM applications built on our own Veeva Vault platform could cause business disruptions for customers, lead to the loss of our customers to competitors, and adversely affect our operating results.
We currently depend on the Salesforce platform to deliver our Veeva CRM application, but in December 2022 we announced plans to migrate our CRM customers to our Vault CRM solutions, which are built on our Veeva Vault platform. We also announced that we do not intend to renew our agreement with Salesforce, Inc. for use of the Salesforce platform. Veeva CRM will be supported until September 1, 2030. The migration of our Veeva CRM customers will require time and expense, which may be significant. These migration processes are complex and we cannot be certain that we will be successful or that the Veeva Vault platform will be ready for migration on our intended timeline or the timeline necessary to support our customers. Further, some existing customers may decide not to migrate to Vault CRM and may decide to use a different CRM solution. Additionally, Vault CRM may encounter difficulties supporting the increased volume of users migrating from Veeva CRM, leading to outages or other performance problems. Any disruptions in our services or other migration-related problems, whether or not such incidents are our fault, that could subject us to liability or harm our reputation. If we are unsuccessful migrating our Veeva CRM customers to Vault CRM, encounter disruptions or other problems in the migration process, or our customers do not migrate to the Vault CRM in a timely manner, or at all, our business, operating results, and brand could be materially and adversely affected.
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

38	Veeva Systems Inc. | Form 10-Q

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
•public health crises, such as epidemics and pandemics; and

Veeva Systems Inc. | Form 10-Q	39

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
Many of the companies with which we compete for experienced employees have greater resources than we have and may offer compensation packages and benefits that are perceived to be better than ours. For example, we offer equity awards to a substantial majority of our job candidates and existing employees as part of their overall compensation package. If the perceived value of our equity awards declines, including as a result of prolonged declines in the market price of our common stock or changes in perception about our future prospects, it may adversely affect our ability to recruit and retain highly skilled employees. Additionally, changes in our compensation structure may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected.
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

40	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	41

Our core CRM application has achieved substantial market penetration of pharmaceutical and biotechnology companies. If our efforts to sustain or further increase the use and adoption of our core CRM application do not succeed, the growth of our Commercial Solutions revenues may be negatively impacted.
In our fiscal year ended January 31, 2024, we derived approximately 52% of our subscription services revenues and approximately 50% of our total revenues from our Commercial Solutions. In our fiscal quarter ended January 31, 2024, we derived approximately 50% of our subscription services revenues and approximately 49% of our total revenues from our Commercial Solutions. A significant percentage of our Commercial Solutions subscription services revenues are derived from subscriptions for our core CRM application, and we have realized substantial sales penetration among pharmaceutical and biotechnology companies for our core CRM application. If we are not able to sell additional user subscriptions for our core CRM application, if we fail to renew existing subscriptions for our core CRM application, or if subscription levels for our core CRM application are reduced at renewal (as a result of reductions in sales representatives that use our solutions, change in demand for our solutions, or for other reasons), the growth of our Commercial Solutions revenues may be negatively impacted. For example, in recent years, certain life sciences companies have reduced the number of sales representatives they employ due to an increased preference for digitally-enabled sales channels, which negatively impacted sales of Veeva CRM and certain of our other Commercial Solutions.
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

42	Veeva Systems Inc. | Form 10-Q

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
•Changes in the funding environment and bankruptcies in the life sciences industry—Our business depends on the overall economic health of our existing and prospective customers. The purchase of our solutions may involve a significant commitment of capital and other resources. Since 2022, there has been a reduction in funding for early-stage life sciences companies, which has resulted in reduced sales and adversely affected our financial results and may continue for the foreseeable future. Moreover, life sciences companies, and in particular early-stage companies with pre-commercial treatments in clinical trials, may ultimately be unsuccessful and may subsequently declare bankruptcy. If our customers declare bankruptcy or otherwise dissolve, they may terminate their agreements with us or we may not be able to recoup the full payment of fees owed to us. Certain of our customers or potential customers may also be negatively impacted by high interest rates and may find access to debt and other financing more difficult as a result.
•Changes in market conditions and practices within the life sciences industry—The expiration of key patents, the implications of precision medicine treatments, changes in the practices of prescribing physicians and patients, changes with respect to payer relationships, the policies and preferences of

Veeva Systems Inc. | Form 10-Q	43

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

44	Veeva Systems Inc. | Form 10-Q

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
Under the European General Data Protection Regulation (EU GDPR) and the United Kingdom’s General Data Protection Regulation (UK GDPR), we act as a data controller for our data products and a data processor with respect to our software products. Each of the GDPR and UK GDPR impose significant data protection obligations and provide for substantial penalties and other remedies for noncompliance. We maintain active self-certifications under the EU-U.S. Data Privacy Framework, the UK Extension to the EU-U.S. DPF, and the Swiss-U.S. Data Privacy Framework as set forth by the U.S. Department of Commerce. We also rely on EU, UK and Swiss Standard Contractual Clauses, as well as our technical, contractual, and security measures, to help ensure that our European customers have the appropriate legal mechanisms in place for their personal data to be accessed from within the United States. We are required to take steps to legitimize any personal data transfers impacted by these developments, and to engage in contract negotiations with third parties that aid in processing personal data on our behalf. We may be subject to increased costs of compliance and limitations on our service providers and us. In addition, these laws are complex, with the application and interpretation of them, at times, unclear and inconsistent, and there may be significant penalties inmposed for non-compliance. For example, in May 2023, the Irish Data Protection Commission imposed a significant fine on a large internet technology corporation for its failure to sufficiently address risks to EU data subjects when transferring data to the U.S.
Other countries have imposed or may in the future impose data localization obligations, cross-border data transfer restrictions, and other country specific privacy and security requirements which could be problematic to cloud software providers. For example, in 2021, China adopted the Personal Information Protection Law, which, together with the Cybersecurity Law and the Data Security Law, require companies that process personal data of China residents above certain thresholds to seek approval from the Cyberspace Administration of China (CAC) to transfer such data outside of China. In 2023, certain of our Veeva CRM customers in China were required to request such approval from the CAC and had their requests denied. Customers required to request approval may need to implement a CRM solution that does not require data to be transferred outside of China and customers not subject to the requirement may nonetheless choose to do so. While we offer a CRM solution, called China SFA, that does not require data to be transferred outside of China, certain of these customers may choose to implement a competitor’s CRM solution and our CRM business in China may be negatively impacted. Currently, approximately 2% of our total revenue is attributable to China.
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
U.S. federal and state data privacy laws are rapidly evolving. These laws impose new and modify existing obligations on businesses that collect personal information and create new privacy rights for individuals. For example, under the California Consumer Privacy Act (CCPA), as amended, we are generally considered a “service provider” for our software solutions and a “business” for our data and analytics products. Some of these laws and regulations also target certain types of marketing and advertising based on the use of personal information. The State of Washington, for example, passed the My Health My Data Act, which became effective on March 21, 2024,

Veeva Systems Inc. | Form 10-Q	45

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
Customers expect that our solutions can be used in compliance with applicable data protection, data privacy and cybersecurity laws and regulations. Compliance with these global laws and regulations, including any new or evolving regulations relating to the use of data in AI and machine learning technologies, such as the EU AI Act, has and will continue to require valuable management and employee time and resources and modification of our products or operations, and may also limit use and adoption of our products. Data protection authorities from around the world will from time to time review our products and services and their compliance with applicable laws and regulations. Any actual or perceived failure to comply with such laws and regulations or other actual or asserted obligations relating to privacy, data protection, or cybersecurity could lead to inspections, audits, regulatory investigations and other proceedings, significant fines, penalties, and other relief imposed by government agencies and regulatory bodies, and claims, demands, and litigation by our customers or third parties, which may reduce demand for our solutions and result in reputational harm, substantial damages and other liabilities.
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

46	Veeva Systems Inc. | Form 10-Q

We rely on third-party providers—including Salesforce, Inc. and Amazon Web Services—for computing infrastructure, secure network connectivity, and other technology-related services needed to deliver our cloud solutions. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.
Our solutions are hosted from and use computing infrastructure provided by third parties. We utilize Amazon Web Services with respect to applications built on the Veeva Vault platform. Our Veeva CRM application is built on a platform provided by Salesforce, Inc. that utilizes hosting and computing infrastructure provided by Salesforce, Inc. However, as discussed in more detail above, we intend to migrate our Veeva CRM customers to Vault CRM, which is built on our Veeva Vault platform. We also utilize other computing infrastructure service providers to a lesser extent.
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
Problems faced by our computing infrastructure service providers could adversely affect the experience of our customers. For example, Salesforce, Inc. and Amazon Web Services have experienced significant service outages in the past and may do so again in the future. Additionally, our failure to manage or react to an increase in customer demand could have an adverse effect on our business. A rapid expansion of our business or an increase in customer demand could affect our service levels or cause our systems to fail. Our agreements with third-party computing infrastructure service providers may not entitle us to corresponding service level credits to those we offer to our customers. Any changes in third-party service levels at our computing infrastructure service providers or any related disruptions, slowdowns, failures, or other performance problems with our solutions could result in lengthy interruptions in our services, damage our customers’ stored files, or result in potential losses of customer data, any of which could adversely affect our reputation. Interruptions in our services might reduce our revenues, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to service level credit claims and potential liability, or adversely affect our renewal rates.
We are currently dependent upon Salesforce, Inc’s. platform for our Veeva CRM application, and we are bound by the restrictions of our agreement with Salesforce, Inc., which limits the markets to which we may sell Veeva CRM.
We are currently dependent upon the Salesforce platform to deliver Veeva CRM.
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

Veeva Systems Inc. | Form 10-Q	47

competitive to Veeva CRM, treating another third party as a "preferred" vendor of a CRM solution in the pharma and biotech market, or developing or promoting a product that competes with Veeva CRM. For example, Salesforce, Inc. and IQVIA announced an expanded CRM partnership under which IQVIA will license their CRM software to Salesforce and both parties will jointly market a new life sciences industry-specific CRM solution, which will compete with our offerings.
In addition, current or potential customers of ours may choose a competitor, such as Salesforce or IQVIA, or build their own custom solutions on the Salesforce platform rather than buy from us. Any of these events may have a material adverse impact on our business, operating results, and financial condition.
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
Our solutions utilize open-source software, and any failure to comply with the terms of one or more of these open-source licenses could adversely affect our business.
Our solutions include software covered by open-source licenses. The terms of various open-source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solutions. It is possible under the terms of certain open-source licenses, if we combine our proprietary software with open-source software in a certain manner, that we could be required to release the source code of our proprietary software and make our proprietary software available under open-source licenses. In the event that portions of our proprietary software are determined to be subject to an open-source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our solutions, or otherwise be limited in the licensing of our solutions, each of which could reduce or eliminate the value of our solutions. In addition to risks related to license requirements, use of open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with the use of open-source software cannot be eliminated and could adversely affect our business.
Risks Related to Our Financial Performance, How We Contract with Customers, and the Financial Position of Our Business
Our historic growth rates of total revenues and subscription services revenues should not be viewed as indicative of our future performance.
While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. Our total revenues and subscription services revenue growth rates have declined in the past and may decline in the future. In our fiscal years ended January 31, 2024, 2023, and 2022, our total revenues grew by 10%, 16%, and 26% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2024, 2023, and 2022, our subscription services revenues grew by 10%, 17%, and 26% respectively, as compared to subscription services revenues from the prior fiscal years. In the fiscal year ended January 31, 2024, our revenue growth rate was negatively impacted by macroeconomic conditions, including lower funding levels within segments of our customer base and increased scrutiny for certain potential projects, a contracting change in the master subscription agreements that govern our multi-year orders, which affected the timing of revenue recognition for such orders, and foreign currency exchange fluctuations. While we expect our revenue growth rates to accelerate in our fiscal year ending January 31, 2025, as compared to the prior fiscal year, the year-

48	Veeva Systems Inc. | Form 10-Q

over-year acceleration is in part due to the reduction in our revenues in the fiscal year ended January 31, 2024 from the contracting change discussed above. Over the longer term, our revenue growth rates are likely to fluctuate from year to year and may decline. If we are unable to maintain consistent revenue growth, it may adversely impact our profitability and the value of our common stock.
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

Veeva Systems Inc. | Form 10-Q	49

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

50	Veeva Systems Inc. | Form 10-Q

Our master subscription agreements that govern multi-year orders generally include a termination for convenience right for our customers. The amount of revenue recognized from such orders will generally be consistent with the amount invoiced for the relevant term of the order.
When such multi-year orders are non-cancellable (other than for cause), we recognize the total contracted revenue ratably over the multi-year term of the order. As a result, in the initial year of such orders, we recognize more revenue than the fees we invoice for the same period, and in the last year of such orders, we recognize less revenue than the fees we invoice for the same period. Therefore, our reported revenue in any quarter or year may not correspond to the amounts we billed for the same period. In this scenario, we may also be exposed to impaired contract assets if, for example, a customer terminates an otherwise non-cancellable multi-year order with ramping fees for cause.
Deferred revenue and change in deferred revenue may not be accurate indicators of our future financial results.
Our subscription orders are generally billed at the beginning of the subscription period in annual or quarterly increments, which means the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. Many of our customers, including many of our large customers, are billed on a quarterly basis and therefore a substantial portion of the value of contracts billed on a quarterly basis will not be reflected in our deferred revenue at the end of any given quarter. Also, particularly with respect to expansion orders for our Commercial Solutions, because the term of orders for additional end users or applications is commonly less than one year to align to the renewal date of existing Commercial Solutions orders, the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes may result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue compared to if the adjustment had not occurred. Additionally, changes in renewal dates may change the fiscal quarter in which deferred revenue associated with a particular order is booked. Accordingly, we do not believe that changes on a quarterly basis in deferred revenue, calculated billings, or normalized billings are accurate indicators of the underlying momentum of our business or future revenues for any given period of time. We believe that our subscription revenue guidance and normalized billings guidance for the full fiscal year are the best indicators of the momentum of our business or future revenues. Please note that we define the term calculated billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable (contract asset) from the immediately preceding period. We define the term normalized billings for any period to mean calculated billings adjusted for the impact of term changes in renewal business, such as in the timing (for example, changing the renewal date of multiple products to be coterminous) or billing frequency (for example, changing from annual to quarterly billings). However, many companies that provide cloud-based software report changes in deferred revenue or billings as key operating or financial metrics, and it is possible that analysts or investors may view these metrics as important. Thus, any changes in our deferred revenue balances or deferred revenue trends could adversely affect the market price of our common stock.
Currency exchange fluctuations may negatively impact our financial results.
Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. As we continue to expand our operations in countries outside the United States, an increasing proportion of our revenues and expenditures in the future may be denominated in foreign currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, British Pound Sterling, Chinese Yuan, and Hungarian Forint, and may be adversely affected in the future due to changes in foreign currency exchange rates. Changes in exchange rates may negatively affect our revenues, expenses, and other operating results as expressed in U.S. dollars in the future. For example, changes in exchange rates negatively affected our revenues as expressed in U.S. dollars for the fiscal years ended January 31, 2024 and 2023 and may also negatively affect our revenues as expressed in U.S. dollars for the fiscal year ending January 31, 2025. Further, we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.

Veeva Systems Inc. | Form 10-Q	51

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
We do not collect sales and use, value added or similar transactional taxes in all jurisdictions in which we have sales but no physical presence, based on our determination that such taxes are not applicable or that we are not required to collect such taxes with respect to the jurisdiction. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect and remit such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements, including based on changes in tax laws, may adversely affect our results of operations. We believe that our condensed consolidated financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.
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

Any changes in taxing jurisdictions' administrative interpretations, decisions, policies, and positions could also impact our tax liabilities. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, the Organisation for Economic Co-operation and Development (OECD) is making progress with ongoing reforms of the international tax system, including changes to the practice of shifting profits among affiliated entities located in different tax jurisdictions. In October 2021, the OECD announced that more than 135 jurisdictions agreed on a two-pillar solution to address the tax challenges arising from the digitalization of the economy, including a global minimum effective corporate tax rate of 15% for certain large multinational companies, referred to as Pillar Two. A number of countries, including the United Kingdom, have implemented the legislation effective January 1, 2024, and we expect others to follow. We continue to monitor and assess the developments and implications surrounding changes in the global tax environment, including Pillar Two. The increasingly complex global tax environment could have a material adverse effect on our effective tax rate, results of operations, cash flows, and financial condition.
Finally, we have been, and may be in the future, subject to income tax audits throughout the world. We believe our income, employment, and transactional tax liabilities are reasonably estimated and accounted for in accordance

52	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	53

and time-consuming and divert the attention of our management and key personnel from our business operations even if we were to ultimately prevail in such litigation.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. As of April 30, 2024, we have filed numerous domestic and foreign patent applications and have been issued 74 U.S. patents and 13 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners, consultants and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate and we may not be able to prevent the unauthorized disclosure or use of our technical knowledge, trade secrets or other confidential information. Further, if there is a breach or violation of the terms of our confidentiality agreements, we may not have adequate remedies.
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

54	Veeva Systems Inc. | Form 10-Q

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

The positions we take on environmental, social, and corporate governance (ESG) matters may impact our brand and reputation, our ability to attract or retain customers, or our relationships with our employees, stockholders, and other stakeholders. These positions or a failure or perceived failure to meet certain stated ESG commitments could adversely affect our reputation, financial performance, and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.

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
The trading price of our common stock has been, and will likely continue to be, volatile for the foreseeable future. In addition, the trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. Uncertain macroeconomic and geopolitical factors in recent periods, including as a result of global inflationary pressures and changes in interest rates, currency exchange fluctuations, the Russian invasion of Ukraine, the Israel-Hamas conflict, and concerns about a possible domestic or global recession have led to volatility in the stock market. As a result, our stock price has changed significantly in recent periods, and we expect the trading price of our common stock will likely continue to be volatile for the foreseeable future. In addition to those risks described in this “Risk Factors” section, other factors could impact the value of our common stock, including:
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

Veeva Systems Inc. | Form 10-Q	55

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
Our certificate of incorporation and bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay, or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:
•permit our board of directors to establish the number of directors;
•provide that directors may only be removed with the approval of 66-2/3% of our stockholders;
•require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;

56	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	57

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
a)Sales of Unregistered Securities
None.
b)Use of Proceeds from Public Offerings of Common Stock
None.
c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans
The following table sets forth the material terms of all “Rule 10b5-1 trading arrangements” (as such term is defined under Item 408(a) of Regulation S-K) adopted or terminated by our Section 16 officers and directors during the fiscal quarter ended April 30, 2024:

Name and Title	Action (Adoption / Termination)	Adoption / Termination Date	Aggregate Number of Shares of Common Stock to be Sold (1)	Expiration Date (2)
Alan Mateo Former Executive Vice President, Global Sales(3)	Adoption	3/20/2024	50,242	4/30/2025
(1)    This number represents the maximum number of shares of common stock that may be sold pursuant to the trading plan. The number of shares actually sold will depend on the satisfaction of certain conditions as set forth in the plan.
(2)    In each case, the trading plan may expire on an earlier date if and when all transactions thereunder are completed.
(3)     As previously disclosed on our Current Report on Form 8-K filed on April 1, 2024, Mr. Mateo retired from his position as Executive Vice President, Global Sales and transitioned to a part-time advisor role, effective April 30, 2024.
None of our Section 16 officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such term is defined under Item 408(c) of Regulation S-K) during the fiscal quarter ended April 30, 2024.

58	Veeva Systems Inc. | Form 10-Q

ITEM 6.    EXHIBITS.
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed
		Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.2	10/16/2023

3.2	Certificate of Retirement of Class B Common Stock of Veeva Systems Inc.	8-K	001-36121	3.1	10/16/2023

3.3	Amended and Restated Bylaws of Veeva Systems Inc.	8-K	001-36121	3.1	6/23/2023

10.1*	Advisor Agreement, dated April 22, 2024, between Alan Mateo and Veeva Systems Inc.					X

10.2*	Separation Agreement, dated April 4, 2024, between Brent Bowman and Veeva Systems Inc.					X

10.3*	Offer Letter, dated February 29, 2024, between Stacey Epstein and Veeva Systems Inc.					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

Veeva Systems Inc. | Form 10-Q	59

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.
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

60	Veeva Systems Inc. | Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Veeva Systems Inc.

Dated:	June 3, 2024	By:	/s/ TIM CABRAL
Tim Cabral Interim Chief Financial Officer (Principal Financial Officer)

Dated:	June 3, 2024	By:	/s/ KRISTINE DIAMOND
Kristine Diamond Chief Accounting Officer (Principal Accounting Officer)

Veeva Systems Inc. | Form 10-Q	61