Form 10-Q
period 2024-07-31
VEEVA SYSTEMS INC
filed 2024-09-04
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 3, 2024, there were 161,933,810 shares of the Registrant’s Class A common stock outstanding. We refer to our Class A common stock as our “common stock.”

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)
(Unaudited)

	July 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,165,754	$703,487
Short-term investments	3,719,324	3,324,269
Accounts receivable, net of allowance for doubtful accounts of $249 and $520, respectively	364,719	852,172
Unbilled accounts receivable	39,432	36,365
Prepaid expenses and other current assets	78,614	86,918
Total current assets	5,367,843	5,003,211
Property and equipment, net	56,685	58,532
Deferred costs, net	23,439	23,916
Lease right-of-use assets	43,146	45,602
Goodwill	439,877	439,877
Intangible assets, net	53,339	63,017
Deferred income taxes	291,044	233,463
Other long-term assets	55,464	43,302
Total assets	$6,330,837	$5,910,920
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,307	$31,513
Accrued compensation and benefits	37,151	43,433
Accrued expenses and other current liabilities	32,801	32,980
Income tax payable	5,616	11,862
Deferred revenue	956,381	1,049,761
Lease liabilities	10,182	9,334
Total current liabilities	1,070,438	1,178,883
Deferred income taxes	591	2,052
Lease liabilities, noncurrent	43,912	46,441
Other long-term liabilities	31,198	38,720
Total liabilities	1,146,139	1,266,096
Commitments and contingencies (note 13)
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	2,117,109	1,915,002
Accumulated other comprehensive loss	(5,575)	(10,637)
Retained earnings	3,073,162	2,740,457
Total stockholders’ equity	5,184,698	4,644,824
Total liabilities and stockholders’ equity	$6,330,837	$5,910,920

See Notes to Condensed Consolidated Financial Statements.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023

Revenues:
Subscription services	$561,277	$470,637	$1,095,232	$885,183
Professional services and other	114,904	119,588	231,294	231,367
Total revenues	676,181	590,225	1,326,526	1,116,550
Cost of revenues(1):
Cost of subscription services	78,791	71,169	156,939	138,744
Cost of professional services and other	91,581	97,849	187,317	196,937
Total cost of revenues	170,372	169,018	344,256	335,681
Gross profit	505,809	421,207	982,270	780,869
Operating expenses(1):
Research and development	176,429	157,228	339,140	304,188
Sales and marketing	101,528	96,995	198,829	185,498
General and administrative	61,365	62,935	122,642	125,604
Total operating expenses	339,322	317,158	660,611	615,290
Operating income	166,487	104,049	321,659	165,579
Other income, net	58,573	38,826	110,302	69,074
Income before income taxes	225,060	142,875	431,961	234,653
Income tax provision (benefit)	54,019	31,247	99,256	(8,496)
Net income	$171,041	$111,628	$332,705	$243,149
Net income per share:
Basic	$1.06	$0.70	$2.06	$1.52
Diluted	$1.04	$0.68	$2.02	$1.49
Weighted-average shares used to compute net income per share:
Basic	161,708	160,396	161,566	160,129
Diluted	164,564	163,284	164,497	162,989
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investments	$25,175	$(8,891)	$6,314	$(3,463)
Net change in cumulative foreign currency translation (loss) gain	(104)	267	(1,252)	209
Comprehensive income	$196,112	$103,004	$337,767	$239,895

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$1,642	$1,748	$3,196	$3,253
Cost of professional services and other	13,176	14,216	25,711	26,938
Research and development	48,984	45,292	90,727	84,198
Sales and marketing	23,671	23,489	46,714	43,624
General and administrative	20,903	18,150	37,939	35,601
Total stock-based compensation	$108,376	$102,895	$204,287	$193,614

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended July 31, 2024						Three months ended July 31, 2023
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Class A & B common stock(1)		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	161,624,611	$2	$2,017,904	$2,902,121	$(30,646)	$4,889,381	160,200,232	$2	$1,622,547	$2,346,273	$(25,759)	$3,943,063
Issuance of common stock upon exercise of stock options	48,813	—	6,400	—	—	6,400	233,434	—	22,995	—	—	22,995
Issuance of common stock upon vesting of restricted stock units	247,439	—	—	—	—	—	294,253	—	—	—	—	—
Shares withheld related to net share settlement	(90,576)	—	(16,630)	—	—	(16,630)	(105,301)	—	(20,589)	—	—	(20,589)
Stock-based compensation expense	—	—	109,435	—	—	109,435	—	—	104,170	—	—	104,170
Change in other comprehensive loss	—	—	—	—	25,071	25,071	—	—	—	—	(8,624)	(8,624)
Net income	—	—	—	171,041	—	171,041	—	—	—	111,628	—	111,628
Balances at end of period	161,830,287	$2	$2,117,109	$3,073,162	$(5,575)	$5,184,698	160,622,618	$2	$1,729,123	$2,457,901	$(34,383)	$4,152,643

	Six months ended July 31, 2024						Six months ended July 31, 2023
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Class A & B common stock(1)		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	161,260,172	$2	$1,915,002	$2,740,457	$(10,637)	$4,644,824	158,244,607	$2	$1,532,627	$2,214,752	$(31,129)	$3,716,252
Issuance of common stock upon exercise of stock options	227,590	—	34,834	—	—	34,834	2,021,443	—	38,228	—	—	38,228
Issuance of common stock upon vesting of restricted stock units	542,482	—	—	—	—	—	555,035	—	—	—	—	—
Shares withheld related to net share settlement	(199,957)	—	(41,588)	—	—	(41,588)	(198,467)	—	(37,575)	—	—	(37,575)
Stock-based compensation expense	—	—	208,861	—	—	208,861	—	—	195,843	—	—	195,843
Change in other comprehensive loss	—	—	—	—	5,062	5,062	—	—	—	—	(3,254)	(3,254)
Net income	—	—	—	332,705	—	332,705	—	—	—	243,149	—	243,149
Balances at end of period	161,830,287	$2	$2,117,109	$3,073,162	$(5,575)	$5,184,698	160,622,618	$2	$1,729,123	$2,457,901	$(34,383)	$4,152,643

(1) Class B common stock was converted to Class A common stock on October 15, 2023. We refer to our Class A common stock as common stock. See note 12 Net Income per Share.
See Notes to Condensed Consolidated Financial Statements.

6	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended July 31,
	2024	2023

Cash flows from operating activities
Net income	$332,705	$243,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,519	15,636
Reduction of operating lease right-of-use assets	5,508	6,025
Accretion of discount on short-term investments	(14,254)	(10,783)
Stock-based compensation	204,287	193,614
Amortization of deferred cost	7,651	9,301
Deferred income taxes	(59,801)	(46,727)
Gain on foreign currency from mark-to-market derivative	(107)	(547)
Bad debt expense	234	496
Changes in operating assets and liabilities:
Accounts receivable	487,219	323,493
Unbilled accounts receivable	(3,067)	44,633
Deferred costs	(7,174)	61
Prepaid expenses and other current and long-term assets	4,344	9,245
Accounts payable	(3,343)	8,054
Accrued expenses and other current liabilities	(5,517)	(1,129)
Income taxes payable	(6,246)	19,197
Deferred revenue	(103,652)	(36,083)
Operating lease liabilities	(4,666)	(4,290)
Other long-term liabilities	2,750	(2,373)
Net cash provided by operating activities	856,390	770,972
Cash flows from investing activities
Purchases of short-term investments	(1,392,297)	(1,600,566)
Maturities and sales of short-term investments	1,017,605	696,793
Long-term assets	(11,528)	(12,551)
Net cash used in investing activities	(386,220)	(916,324)
Cash flows from financing activities
Proceeds from exercise of common stock options	34,834	38,228
Taxes paid related to net share settlement of equity awards	(42,490)	(37,043)
Net cash (used in) provided by financing activities	(7,656)	1,185
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,252)	309
Net change in cash, cash equivalents, and restricted cash	461,262	(143,858)
Cash, cash equivalents, and restricted cash at beginning of period	706,670	889,650
Cash, cash equivalents, and restricted cash at end of period	$1,167,932	$745,792

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$1,165,754	$742,607
Restricted cash included in other long-term assets	2,178	3,185
Total cash, cash equivalents, and restricted cash at end of period	$1,167,932	$745,792

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$162,760	$7,266
Excess tax benefits from employee stock plans	$4,262	$65,300

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

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

8	Veeva Systems Inc. | Form 10-Q

Note 2. Short-Term Investments
As of July 31, 2024, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposit	$43,929	$52	$(12)	$43,969
Asset-backed securities	643,345	2,599	(1,110)	644,834
Commercial paper	247,095	40	(49)	247,086
Corporate notes and bonds	1,836,641	10,236	(2,578)	1,844,299
Foreign government bonds	76,726	442	(44)	77,124
Municipal securities	72,382	146	(170)	72,358
U.S. agency obligations	47,508	99	(37)	47,570
U.S. treasury securities	742,954	1,843	(2,713)	742,084
Total available-for-sale securities	$3,710,580	$15,457	$(6,713)	$3,719,324

As of January 31, 2024, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposit	$94,210	$87	$(14)	$94,283
Asset-backed securities	605,852	2,916	(1,787)	606,981
Commercial paper	144,218	47	(20)	144,245
Corporate notes and bonds	1,581,382	8,835	(5,188)	1,585,029
Foreign government bonds	50,180	206	(180)	50,206
Municipal securities	79,404	301	(231)	79,474
U.S. agency obligations	49,372	232	(12)	49,592
U.S. treasury securities	717,015	1,268	(3,824)	714,459
Total available-for-sale securities	$3,321,633	$13,892	$(11,256)	$3,324,269

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	July 31, 2024	January 31, 2024
Due in one year or less	$1,176,561	$919,871
Due in greater than one year	2,542,763	2,404,398
Total	$3,719,324	$3,324,269

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. It is more likely than not we will hold the securities until maturity or a recovery of the cost basis.

Veeva Systems Inc. | Form 10-Q	9

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of July 31, 2024 (in thousands):

	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Certificates of deposit	$8,989	$(12)	$—	$—
Asset-backed securities	83,962	(117)	132,522	(993)
Commercial paper	162,408	(49)	—	—
Corporate notes and bonds	170,131	(339)	343,226	(2,239)
Foreign government bonds	13,933	(26)	5,946	(18)
Municipal securities	19,316	(42)	22,229	(128)
U.S. agency obligations	18,366	(27)	1,822	(10)
U.S. treasury securities	185,467	(141)	341,201	(2,572)

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of January 31, 2024 (in thousands):

	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair Value	Gross unrealized losses
Certificates of deposit	$22,465	$(14)	$—	$—
Asset-backed securities	120,543	(343)	105,419	(1,444)
Commercial paper	70,037	(20)	—	—
Corporate notes and bonds	394,823	(1,560)	280,092	(3,628)
Foreign government bonds	8,915	(19)	9,784	(161)
Municipal securities	31,418	(122)	13,686	(109)
U.S. agency obligations	1,795	(3)	4,991	(9)
U.S. treasury securities	280,946	(1,227)	204,274	(2,597)

Note 3. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $23 million and $24 million as of July 31, 2024 and January 31, 2024, respectively. Amortization expense for the deferred costs included in sales and marketing expenses in the condensed consolidated statements of comprehensive income was $4 million and $8 million for the three and six months ended July 31, 2024, respectively, and $4 million and $9 million for the three and six months ended July 31, 2023, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 4. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	July 31, 2024	January 31, 2024
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	22,392
Equipment and computers	2,546	2,551
Furniture and fixtures	15,657	15,498
Leasehold improvements	30,921	30,793
Construction in progress	448	31
Property and equipment, gross	95,988	95,289
Less accumulated depreciation	(39,303)	(36,757)
Total property and equipment, net	$56,685	$58,532

10	Veeva Systems Inc. | Form 10-Q

Total depreciation expense was immaterial for the three and six months ended July 31, 2024 and 2023. Land is not depreciated.
Note 5. Goodwill and Intangible Assets
Goodwill was $440 million as of both July 31, 2024 and January 31, 2024.
The following schedule presents the details of intangible assets as of July 31, 2024 (dollar amounts in thousands):

	July 31, 2024
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(22,750)	$5,830	1.5
Customer relationships	113,157	(67,456)	45,701	4.9
Trade name and trademarks	13,900	(13,238)	662	0.3
Other intangibles	21,405	(20,259)	1,146	2.1
Total intangible assets	$177,042	$(123,703)	$53,339

The following schedule presents the details of intangible assets as of January 31, 2024 (dollar amounts in thousands):

	January 31, 2024
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(20,646)	$7,934	2.0
Customer relationships	113,157	(61,755)	51,402	5.3
Trade name and trademarks	13,900	(11,925)	1,975	0.8
Other intangibles	21,405	(19,699)	1,706	2.2
Total intangible assets	$177,042	$(114,025)	$63,017

Amortization expense associated with intangible assets was $5 million and $10 million for both the three and six months ended July 31, 2024 and July 31, 2023.
As of July 31, 2024, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Year	Estimated amortization expense
Remaining for 2025	$8,879
2026	14,147
2027	8,922
2028	7,778
2029	7,782
Thereafter	5,831
Total	$53,339

Veeva Systems Inc. | Form 10-Q	11

Note 6. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	July 31, 2024	January 31, 2024
Accrued commissions	$3,433	$9,848
Accrued bonus	3,523	3,481
Accrued vacation (1)	8,232	7,375
Payroll tax payable	11,481	13,829
Accrued other compensation and benefits	10,482	8,900
Total accrued compensation and benefits	$37,151	$43,433
Accrued fees payable to Salesforce, Inc.	6,656	$6,562
Taxes payable	6,311	7,632
Other accrued expenses (2)	19,834	18,786
Total accrued expenses and other current liabilities	$32,801	$32,980

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

The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2024 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$387,223	$—	$387,223
U.S. Treasury securities	—	2,151	2,151
Short-term investments:
Certificates of deposit	—	43,969	43,969
Asset-backed securities	—	644,834	644,834
Commercial paper	—	247,086	247,086
Corporate notes and bonds	—	1,844,299	1,844,299
Foreign government bonds	—	77,124	77,124
Municipal securities	—	72,358	72,358
U.S. agency obligations	—	47,570	47,570
U.S. Treasury securities	—	742,084	742,084
Foreign currency derivative contracts	—	675	675
Total financial assets	$387,223	$3,722,150	$4,109,373
Liabilities
Foreign currency derivative contracts	$—	$(184)	$(184)
Total financial liabilities	$—	$(184)	$(184)

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

Balance Sheet Hedges
We enter into foreign currency forward contracts in order to hedge our foreign currency exposure. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore, we account for them at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. The realized foreign currency gains were not material for each of the three and six months ended July 31, 2024 and 2023.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	July 31, 2024	January 31, 2024
Notional amount of foreign currency derivative contracts	$98,894	$201,407
Fair value of foreign currency derivative contracts	98,373	201,024

Note 8. Income Taxes
For the three months ended July 31, 2024 and 2023, our effective tax rates were 24.0% and 21.9%, respectively. During the three months ended July 31, 2024, as compared to the prior year period, our effective tax rate increased primarily due to the reduced benefit from excess tax benefits related to equity compensation.
For the six months ended July 31, 2024 and 2023, our effective tax rates were 23.0% and (3.6)%, respectively. During the six months ended July 31, 2024 as compared to the prior year period, our effective tax rate increased primarily due to the reduced benefit from excess tax benefits related to equity compensation. We recognized excess tax benefits of $3 million and $68 million in our provision for income taxes for the six months ended July 31, 2024 and 2023, respectively. The decrease in excess tax benefits during the six months ended July 31, 2024 was primarily due to stock option exercises by our Chief Executive Officer in the prior year and none in the current year.
Note 9. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Of the beginning deferred revenue balance for the respective periods, we recognized $466 million and $713 million of subscription services revenue for the three and six months ended July 31, 2024, respectively, and $386 million and $577 million for the three and six months ended July 31, 2023, respectively. Professional services revenue recognized in the same periods from deferred revenue balances at the beginning of the respective periods was immaterial.
Transaction Price Allocated to the Remaining Performance Obligations
As of July 31, 2024, the amount of the transaction price allocated to remaining performance obligations for non-cancellable subscription services contracts greater than one year was not significant with the substantial majority of such allocated transaction price included in deferred revenue and expected to be recognized over the next 12 months.
Unbilled Accounts Receivable
As of July 31, 2024, unbilled accounts receivable consisted of (i) a receivable of $35 million primarily for revenue recognized for professional services performed but not yet billed and (ii) a contract asset of $4 million primarily related to professional services performed but for which we are not contractually able to invoice until a future period.
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

14	Veeva Systems Inc. | Form 10-Q

For the three months ended July 31, 2024 and 2023, our operating lease expense was $3 million and $4 million, respectively. For the six months ended July 31, 2024 and 2023, our operating lease expense was $7 million and $8 million, respectively.
Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended July 31,
	2024	2023
Cash paid for operating lease liabilities	$5,885	$6,135
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	2,509	2,327

Supplemental balance sheet information related to operating leases was as follows:

	July 31, 2024	January 31, 2024
Weighted Average Remaining Lease Term	6.3 years	6.6 years
Weighted Average Discount Rate	4.4%	4.4%

As of July 31, 2024, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year
Remaining for 2025	$6,326
2026	11,543
2027	10,522
2028	9,366
2029	6,654
Thereafter	18,117
Total operating lease payments	62,528
Less imputed interest	(8,434)
Total operating lease liabilities	$54,094

Note 11. Stockholders’ Equity
Common Stock
As of July 31, 2024, we had 161,830,287 shares of common stock outstanding.
Stock Option Activity
A summary of stock option activity for the six months ended July 31, 2024 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2024	11,147,810	$157.20	6.7	$626
Options granted	4,675,086	226.65
Options exercised	(227,590)	153.06
Options forfeited/cancelled	(310,469)	209.03
Options outstanding at July 31, 2024	15,284,837	$177.48	7.2	$500
Options vested and exercisable at July 31, 2024	6,358,679	$135.60	5.1	$426
Options vested and exercisable at July 31, 2024 and expected to vest thereafter	15,284,837	$177.48	7.2	$500

The options granted during the six months ended July 31, 2024 consisted primarily of a grant made to our Chief Executive Officer and grants made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $65.80 and $80.32 per option for the three and six months ended July 31, 2024, respectively.

Veeva Systems Inc. | Form 10-Q	15

As of July 31, 2024, there was $601 million in unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 3.4 years.
As of July 31, 2024, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
The total intrinsic value of options exercised was approximately $3 million and $14 million for the three and six months ended July 31, 2024, respectively.
Stock Option Valuation Assumptions
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended July 31,						Six months ended July 31,
	2024			2023			2024			2023
Volatility	40%			40%	-	41%	40%	-	41%	39%	-	41%
Expected term (in years)	6.25	-	7.00	6.25			6.25	-	7	6.25	-	7
Risk-free interest rate	4.15%	-	4.45%	3.47%	-	3.97%	4.12%	-	4.65%	3.34%	-	3.99%
Dividend yield	—%			—%			—%			—%

During the quarter ended July 31, 2024, we granted our Chief Executive Officer options to purchase an aggregate of 2,650,000 shares of our common stock at an exercise price of $236.90 per share, which was equal to the Company’s 52-week high trading price at the time of grant. The stock option will vest in five equal increments on February 1 of 2026 through 2030, subject to Mr. Gassner’s continuous service as Chief Executive Officer through each annual vesting date. In addition, no portion of the stock option will be exercisable unless the closing price of the Company’s common stock is sustained at or above $236.90 per share for a period of sixty consecutive trading days during the vesting period between February 1, 2025 and February 1, 2030. The grant date fair value of the stock option of approximately $172 million was calculated using a Monte Carlo simulation model and the following table provides the assumptions used in the simulation:

Volatility	39%
Expected term (in years)	7.63
Risk-free interest rate	4.18%
Dividend yield	—%

Restricted Stock Units
A summary of restricted stock unit (RSU) activity for the six months ended July 31, 2024 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2024	1,011,731	$192.77
RSUs granted	944,957	212.94
RSUs vested	(542,482)	192.47
RSUs forfeited/cancelled	(45,046)	208.68
Balance at July 31, 2024	1,369,160	206.26

As of July 31, 2024, there was a total of $199 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 1.3 years. The total grant date fair value of RSUs vested was $45 million and $113 million for the three and six months ended July 31, 2024, respectively.

16	Veeva Systems Inc. | Form 10-Q

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
On October 15, 2023, all of our outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock pursuant to the terms of our then effective Amended and Restated Certificate of Incorporation. Because shares of Class B common stock were outstanding for the three and six months ended July 31, 2023, we have disclosed earnings per share for Class A and Class B common stock for the three and six months ended July 31, 2023. For the three and six months ended July 31, 2023, the computation of fully diluted net income per share of Class A common stock assumes the conversion from Class B common stock, while the fully diluted net income per share of Class B common stock does not assume the conversion of those shares.
The numerators and denominators of the basic and diluted net income per share computations for our common stock are calculated as follows (in thousands, except per share data):

	Three months ended July 31,			Six months ended July 31,
	2024	2023		2024	2023
	Common	Class A	Class B	Common	Class A	Class B
Basic
Numerator
Net income, basic	$171,041	$101,538	$10,090	$332,705	$221,118	$22,031
Denominator
Weighted average shares used in computing net income per share, basic	161,708	145,898	14,498	161,566	145,620	14,509
Net income per share, basic	$1.06	$0.70	$0.70	$2.06	$1.52	$1.52
Diluted
Numerator
Net income, basic	$171,041	$101,538	$10,090	$332,705	$221,118	$22,031
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	—	10,090	—	—	22,031	—
Reallocation of net income to Class B common stock	—	—	1,796	—	—	3,880
Net income, diluted	$171,041	$111,628	$11,886	$332,705	$243,149	$25,911
Denominator
Number of shares used for basic net income per share computation	161,708	145,898	14,498	161,566	145,620	14,509
Conversion of Class B to Class A common stock	—	14,498	—	—	14,509	—
Effect of potentially dilutive common shares	2,856	2,888	2,888	2,931	2,860	2,860
Weighted average shares used in computing net income per share, diluted	164,564	163,284	17,386	164,497	162,989	17,369
Net income per share, diluted	$1.04	$0.68	$0.68	$2.02	$1.49	$1.49

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows:

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Options and awards	9,075,880	6,531,727	7,887,006	6,396,805

Veeva Systems Inc. | Form 10-Q	17

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

18	Veeva Systems Inc. | Form 10-Q

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
Mednet Litigation Matter
On July 14, 2020, Mednet Solutions, Inc. filed a complaint in Minnesota state court (Mednet Solutions, Inc. v. Veeva Systems Inc. (No. 27-CV-20-9374)) against us and a Veeva employee who previously worked for Mednet. The complaint alleged that the employee improperly accessed Mednet’s computer systems after joining Veeva, in violation of his employment agreement to misappropriate Mednet’s confidential and trade secret information for our benefit. On December 9, 2020, the case was removed to the U.S. District Court for the District of Minnesota (No. 20-cv-2502). On May 30, 2024, we entered into a settlement agreement with Mednet, and the case has been dismissed with prejudice.
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
Total revenues consist of the following (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Subscription services
Commercial Solutions	$271,810	$243,430	$533,126	$482,754
R&D Solutions	289,467	227,207	562,106	402,429
Total subscription services	$561,277	$470,637	$1,095,232	$885,183
Professional services
Commercial Solutions	$45,068	$47,319	$93,840	$92,183
R&D Solutions	69,836	72,269	137,454	139,184
Total professional services	$114,904	$119,588	$231,294	$231,367
Total revenues	$676,181	$590,225	$1,326,526	$1,116,550

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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Revenues by geography
North America	$395,971	$346,335	$777,570	$660,310
Europe	198,315	164,527	388,230	306,950
Asia Pacific	64,879	63,963	127,319	119,540
Middle East, Africa, and Latin America	17,016	15,400	33,407	29,750
Total revenues	$676,181	$590,225	$1,326,526	$1,116,550

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	July 31, 2024	January 31, 2024
Long-lived assets by geography
North America	$48,085	$49,725
Europe	6,257	6,885
Asia Pacific	1,367	751
Middle East, Africa, and Latin America	976	1,171
Total long-lived assets	$56,685	$58,532

20	Veeva Systems Inc. | Form 10-Q

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
In our fiscal year ended January 31, 2024, we derived approximately 52% and 48% of our subscription services revenues and 50% and 50% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. For the six months ended July 31, 2024, we derived approximately 49% and 51% of our subscription services revenues and 47% and 53% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. Revenues associated with our R&D Solutions are expected to increase as a percentage of both subscription services revenues and total revenues in the future. We also offer certain of our R&D Solutions to industries outside the life sciences industry primarily in North America and Europe.
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

configuration, data services, training, and managed services related to our solutions and services related to our Veeva Business Consulting offering. For the six months ended July 31, 2024, subscription services revenues constituted 83% of total revenues and professional services and other revenues constituted 17% of total revenues.
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
Allocated Overhead
We accumulate certain costs such as office rent, utilities, and other facilities costs, information technology, and building depreciation and allocate them across the various departments based on headcount. We refer to these costs as “allocated overhead.”
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
Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$561,277	$470,637	$1,095,232	$885,183
Professional services and other	114,904	119,588	231,294	231,367
Total revenues	676,181	590,225	1,326,526	1,116,550
Cost of revenues(1):
Cost of subscription services	78,791	71,169	156,939	138,744
Cost of professional services and other	91,581	97,849	187,317	196,937
Total cost of revenues	170,372	169,018	344,256	335,681
Gross profit	505,809	421,207	982,270	780,869
Operating expenses(1):
Research and development	176,429	157,228	339,140	304,188
Sales and marketing	101,528	96,995	198,829	185,498
General and administrative	61,365	62,935	122,642	125,604
Total operating expenses	339,322	317,158	660,611	615,290
Operating income	166,487	104,049	321,659	165,579
Other income, net	58,573	38,826	110,302	69,074
Income before income taxes	225,060	142,875	431,961	234,653
Income tax provision (benefit)	54,019	31,247	99,256	(8,496)
Net income	$171,041	$111,628	$332,705	$243,149
(1) Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,642	$1,748	$3,196	$3,253
Cost of professional services and other	13,176	14,216	25,711	26,938
Research and development	48,984	45,292	90,727	84,198
Sales and marketing	23,671	23,489	46,714	43,624
General and administrative	20,903	18,150	37,939	35,601
Total stock-based compensation	$108,376	$102,895	$204,287	$193,614

24	Veeva Systems Inc. | Form 10-Q

Revenues

	Three months ended July 31,			Six months ended July 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Revenues:
Subscription services	$561,277	$470,637	19%	$1,095,232	$885,183	24%
Professional services and other	114,904	119,588	(4)%	231,294	231,367	—%
Total revenues	$676,181	$590,225	15%	$1,326,526	$1,116,550	19%
Percentage of revenues:
Subscription services	83%	80%		83%	79%
Professional services and other	17	20		17	21
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended July 31, 2024 increased $86 million, comprising a $91 million increase in subscription services revenues partially offset by a $5 million decrease in professional services and other revenues.
The increase in subscription services revenues consisted of $62 million of subscription services revenue attributable to R&D Solutions and $28 million of subscription services revenue attributable to Commercial Solutions. The increase in subscription services revenue attributable to R&D Solutions was primarily due to expanding use of Veeva Development Cloud products by both new and existing customers. The increase in subscription services revenue attributable to Commercial Solutions was primarily due to expanding use of our Veeva Commercial Cloud and Veeva Data Cloud products by both new and existing customers and to a lesser extent due to higher prices in connection with our annual inflation adjustment. The geographic mix of subscription services revenues was 59% from North America, 28% from Europe, and 13% from other locations, primarily Asia Pacific, for the three months ended July 31, 2024, as compared to 58% from North America, 27% from Europe, and 15% from other locations, primarily Asia Pacific, for the three months ended July 31, 2023.
Professional services and other revenues for the three months ended July 31, 2024 decreased $5 million. The decrease in professional services revenue was primarily due to a decline in implementation and deployment-related services, partially offset by an increase in business consulting services. The geographic mix of professional services and other revenues was 57% from North America, 36% from Europe, and 7% from other locations, primarily Asia Pacific, for the three months ended July 31, 2024, as compared to 62% from North America, 30% from Europe, and 8% from other locations, primarily Asia Pacific, for the three months ended July 31, 2023.
Total revenues for the six months ended July 31, 2024 increased $210 million, all of which was driven by growth in subscription services revenues.
The increase in subscription services revenues consisted of $160 million of subscription services revenue attributable to R&D Solutions and $50 million of subscription services revenue attributable to Commercial Solutions. The increase in subscription services revenue attributable to R&D solutions was primarily due to expanding use of Veeva Development Cloud products by both new and existing customers. The increase in subscription services revenue attributable to Commercial Solutions was primarily due to expanding use of our Veeva Commercial Cloud and Veeva Data Cloud products by both new and existing customers and to a lesser extent due to higher prices in connection with our annual inflation adjustment. The geographic mix of subscription services revenues was 59% from North America, 28% from Europe, and 13% from other locations, primarily Asia Pacific, for the six months ended July 31, 2024, as compared to 58% from North America, 27% from Europe, and 15% from other locations, primarily Asia Pacific, for the six months ended July 31, 2023.
Professional services and other revenues for the six months ended July 31, 2024 remained relatively consistent as a decline in implementation and deployment-related services during the period was offset by an increase in business consulting services. The geographic mix of professional services and other revenues was 58% from North America, 35% from Europe, and 7% from other locations, primarily Asia Pacific, for the six months ended July 31, 2024, as compared to 62% from North America, 30% from Europe, and 8% from other locations, primarily Asia Pacific, for the six months ended July 31, 2023.

Veeva Systems Inc. | Form 10-Q	25

Cost of Revenue and Gross Margin

	Three months ended July 31,			Six months ended July 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$78,791	$71,169	11%	$156,939	$138,744	13%
Cost of professional services and other	91,581	97,849	(6)%	187,317	196,937	(5)%
Total cost of revenues	$170,372	$169,018	1%	$344,256	$335,681	3%
Gross margin percentage:
Subscription services	86%	85%		86%	84%
Professional services and other	20%	18%		19%	15%
Total gross margin percentage	75%	71%		74%	70%
Gross profit	$505,809	$421,207	20%	$982,270	$780,869	26%

Cost of revenues for the three months ended July 31, 2024 increased $1 million, comprising a $7 million increase related to an increase in cost of subscription services, partially offset by a $6 million decrease in cost of professional services and other. The increase in cost of subscription services was primarily due to an increase of $4 million related to computing infrastructure costs, which was driven by an increase in both the number of end users and the volume of activity by end users of our subscription services. The $6 million decrease in cost of professional services and other was mainly due to a reduction in employee compensation-related costs as headcount decreased.
Cost of revenues for the six months ended July 31, 2024 increased $9 million, comprising an $18 million increase related to an increase in cost of subscription services, partially offset by a $9 million decrease in cost of professional services and other. The increase in cost of subscription services was primarily due to an increase of $10 million related to computing infrastructure costs, which was driven by an increase in both the number of end users and the volume of activity by end users of our subscription services. The $9 million decrease in cost of professional services and other was mainly due to a reduction in employee compensation-related costs as headcount decreased and the use of third-party services in our implementation and deployment-related activities.
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
Research and Development

	Three months ended July 31,			Six months ended July 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Research and development	$176,429	$157,228	12%	$339,140	$304,188	11%
Percentage of total revenues	26%	27%		26%	27%

Research and development expenses for the three months ended July 31, 2024 increased $19 million due to an increase of $11 million in employee compensation-related costs and an increase of $8 million in technology and infrastructure costs. The increase in employee compensation-related costs was primarily driven by an increase in headcount and the increase in technology and infrastructure costs was primarily driven by higher hosting fees. The expansion of our headcount in research and development and the increased technology and infrastructure costs were to support development work for the products that we offer or may offer in the future.
Research and development expenses for the six months ended July 31, 2024 increased $35 million due to an increase of $26 million in employee compensation-related costs and an increase of $8 million in technology and infrastructure costs. The increase in employee compensation-related costs was primarily driven by an increase in headcount and the increase in technology and infrastructure costs was primarily driven by higher hosting fees. The

26	Veeva Systems Inc. | Form 10-Q

expansion of our headcount in research and development and the increased technology and infrastructure costs were to support development work for the products that we offer or may offer in the future.
We expect research and development expenses to increase in the fiscal year ending January 31, 2025, primarily due to employee compensation-related costs as we continue to invest in our product offerings.
Sales and Marketing

	Three months ended July 31,			Six months ended July 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Sales and marketing	$101,528	$96,995	5%	$198,829	$185,498	7%
Percentage of total revenues	15%	16%		15%	17%

Sales and marketing expenses for the three months ended July 31, 2024 increased $5 million, primarily due to an increase of $3 million in employee compensation-related costs. The increase in employee compensation-related costs was primarily driven by the increase in headcount to support our sales and marketing efforts associated with our product offerings.
Sales and marketing expenses for the six months ended July 31, 2024 increased $13 million, primarily due to an increase of $10 million in employee compensation-related costs. The increase in employee compensation-related costs was primarily driven by the increase in headcount to support our sales and marketing efforts associated with our product offerings.
We expect sales and marketing expenses to increase in the fiscal year ending January 31, 2025, primarily due to employee compensation-related costs and the increase in marketing program costs related to events.
General and Administrative

	Three months ended July 31,			Six months ended July 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
General and administrative	$61,365	$62,935	(2)%	$122,642	$125,604	(2)%
Percentage of total revenues	9%	11%		9%	11%

General and administrative expenses for the three months ended July 31, 2024 decreased $2 million due to a net reduction in litigation fees, partially offset by an increase in employee compensation-related costs. The increase in employee compensation-related costs was primarily driven by stock-based compensation related to the equity grant to our Chief Executive Officer.
General and administrative expenses for the six months ended July 31, 2024 decreased $3 million due to a net reduction in litigation fees, partially offset by an increase in employee compensation-related costs. The increase in employee compensation-related costs was primarily driven by stock-based compensation related to the equity grant to our Chief Executive Officer.
We expect an increase in general and administrative expenses in the fiscal year ending January 31, 2025, primarily related to the stock-based compensation associated with the equity grant to our Chief Executive Officer.
Other Income, Net

	Three months ended July 31,			Six months ended July 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Other income, net	$58,573	$38,826	51%	$110,302	$69,074	60%

Veeva Systems Inc. | Form 10-Q	27

Other income, net, for the three and six months ended July 31, 2024 increased $20 million and $41 million, respectively, due to an increase in interest income from higher investment asset balances.
Foreign Currency
We continue to experience fluctuations primarily resulting from the periodic re-measurement of the foreign currencies exposures on the balance sheet. The results of operations and cash flows are also subject to fluctuations in foreign currency exchange rates, particularly in the Euro, Japanese Yen, Canadian Dollar, Great British Pound Sterling, and Chinese Yuan.
Provision for Income Taxes

	Three months ended July 31,			Six months ended July 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Income before income taxes	$225,060	$142,875	58%	$431,961	$234,653	84%
Income tax provision (benefit)	$54,019	$31,247	73%	$99,256	$(8,496)	(1,268)%
Effective tax rate	24.0%	21.9%		23.0%	(3.6)%

The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to state taxes, tax credits, equity compensation, and foreign income subject to taxation in the United States. Future tax rates could be affected by changes in tax laws and regulations or by rulings in tax related litigation, as may be applicable.
During the three and six months ended July 31, 2024, as compared to the same periods in the prior fiscal year, our effective tax rate increased primarily due to the reduced benefit from excess tax benefits related to equity compensation. The decrease in excess tax benefits during the six months ended July 31, 2024 was primarily due to stock option exercises by our Chief Executive Officer in the prior year and none in the current year.
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

28	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	29

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023

	(in thousands)
Net cash provided by operating activities on a GAAP basis	$92,874	$265,036	$856,390	$770,972
Excess tax benefits from employee stock plans	(1,141)	(3,211)	(4,262)	(65,300)
Net cash provided by operating activities on a non-GAAP basis	$91,733	$261,825	$852,128	$705,672
Net cash used in investing activities on a GAAP basis	$(113,842)	$(618,930)	$(386,220)	$(916,324)
Net cash (used in) provided by financing activities on a GAAP basis	$(11,484)	$2,577	$(7,656)	$1,185

Operating income on a GAAP basis	$166,487	$104,049	$321,659	$165,579
Stock-based compensation expense	108,376	102,895	204,287	193,614
Amortization of purchased intangibles	4,892	4,906	9,678	9,652
Litigation settlement	—	—	5,000	—
Operating income on a non-GAAP basis	$279,755	$211,850	$540,624	$368,845
Net income on a GAAP basis	$171,041	$111,628	$332,705	$243,149
Stock-based compensation expense	108,376	102,895	204,287	193,614
Amortization of purchased intangibles	4,892	4,906	9,678	9,652
Litigation settlement	—	—	5,000	—
Income tax effect on non-GAAP adjustments(1)	(17,030)	(21,395)	(37,438)	(100,459)
Net income on a non-GAAP basis	$267,279	$198,034	$514,232	$345,956
Diluted net income per share on a GAAP basis	$1.04	$0.68	$2.02	$1.49
Stock-based compensation expense	0.66	0.63	1.24	1.19
Amortization of purchased intangibles	0.03	0.03	0.06	0.06
Litigation settlement	—	—	0.03	—
Income tax effect on non-GAAP adjustments(1)	(0.11)	(0.13)	(0.22)	(0.62)
Diluted net income per share on a non-GAAP basis	$1.62	$1.21	$3.13	$2.12
(1) For the three and six months ended July 31, 2024 and 2023, we used an estimated annual effective non-GAAP tax rate of 21%.

Liquidity and Capital Resources

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023

	(in thousands)
Net cash provided by operating activities	$92,874	$265,036	$856,390	$770,972
Net cash used in investing activities	(113,842)	(618,930)	(386,220)	(916,324)
Net cash (used in) provided by financing activities	(11,484)	2,577	(7,656)	1,185
Effect of exchange rate changes on cash and cash equivalents	5	290	(1,252)	309
Net change in cash and cash equivalents	$(32,447)	$(351,027)	$461,262	$(143,858)

Our principal sources of liquidity continue to be comprised of our existing cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. As of July 31, 2024, our cash, cash equivalents, and short-term investments totaled $4.9 billion, of which $67 million represented cash and cash equivalents held outside of the United States.
Our primary use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, investments in our information technology infrastructure, and general operating expenses for marketing, facilities, and overhead costs. Long-term cash requirements for items other than normal operating expenses could include the following: the acquisition of businesses, or technologies complementary to our business, and capital expenditures.
Our non-U.S. cash and cash equivalents are not considered indefinitely reinvested outside the United States, except in certain designated jurisdictions. As of July 31, 2024, we have not recorded any taxes, such as withholding taxes, associated with the foreign earnings that are indefinitely reinvested outside of the United States. Under

30	Veeva Systems Inc. | Form 10-Q

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
Net cash provided by operating activities was $93 million for the three months ended July 31, 2024 compared to $265 million provided by operating activities for the three months ended July 31, 2023. The $172 million decrease was primarily due to timing of cash paid for income taxes.
Net cash provided by operating activities was $856 million for the six months ended July 31, 2024 compared to $771 million provided by operating activities for the six months ended July 31, 2023. The $85 million increase was primarily due to increased sales and the related cash collections, partially offset by the timing of cash paid for income taxes.
The cash flows from operating activities for the six months ended July 31, 2024 represent a significant portion of the cash flows from operating activities that we expect during our fiscal year ending January 31, 2025. As a result, we expect cash flows from operating activities to be substantially less in future quarterly periods of this fiscal year. In the fiscal year ending January 31, 2025, cash payments for income taxes in relation to the Tax Cuts and Jobs Act of 2017, which eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years, are expected to reduce our cash flows from operating activities. The requirement may also impact our cash flows from operating activities in future periods, the amounts and specific periods of which we are unable to estimate at this time.
Investing Activities
Investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Net cash used in investing activities was $114 million for the three months ended July 31, 2024 compared to $619 million used in investing activities for the three months ended July 31, 2023. The $505 million decrease in cash used in investing activities was mainly due to the decrease in purchases of short-term investments for the three months ended July 31, 2024, partially offset by the increase in proceeds from maturities and sales of short-term investments.

Veeva Systems Inc. | Form 10-Q	31

Net cash used in investing activities was $386 million for the six months ended July 31, 2024 compared to $916 million used in investing activities for the six months ended July 31, 2023. The $530 million decrease in cash used in investing activities was mainly due to the decrease in purchases of short-term investments for the six months ended July 31, 2024, partially offset by the increase in proceeds from maturities and sales of short-term investments.
Financing Activities
The cash flows from financing activities relate primarily to stock option exercises offset by taxes paid on behalf of employees related to the net share settlement of RSUs.
Net cash used in financing activities was $11 million for the three months ended July 31, 2024 compared to $3 million provided by financing activities for the three months ended July 31, 2023. The $14 million increase in cash used in financing activities was primarily related to a decrease of $17 million in proceeds from employee stock option exercises, partially offset by a decrease of $3 million of cash used to pay employee taxes related to the net share settlement of RSUs.
Net cash used in financing activities was $8 million for the six months ended July 31, 2024 compared to $1 million provided by financing activities for the six months ended July 31, 2023. The $9 million increase in cash used in financing activities was primarily related to an increase of $5 million of cash used to pay employee taxes related to the net share settlement of RSUs and a decrease of $3 million in proceeds from employee stock option exercises.
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
There have been no material changes to our critical accounting policies and estimates during the six months ended July 31, 2024 as compared to the those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

32	Veeva Systems Inc. | Form 10-Q

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, British Pound Sterling, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. For the six months ended July 31, 2024, about 83% of our revenues and about 80% of our expenses were denominated in USD.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded and such fluctuations can impact our net income. We engage in the hedging of our foreign currency transactions as described in note 7 of the notes to our condensed consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. Realized and unrealized foreign currency gains and losses were immaterial for both the three and six months ended July 31, 2024, and 2023.
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $4.9 billion as of July 31, 2024. This amount was held primarily in demand deposit accounts, money market funds, U.S. treasury securities and agency obligations, corporate notes and bonds, asset-backed securities, commercial paper, and foreign government bonds. The cash and cash equivalents are held for working capital purposes and other operational activities. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $48 million market value reduction in our investment portfolio as of July 31, 2024. An immediate decrease of 100-basis points in interest rates would have increased the market value by $48 million as of July 31, 2024. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Veeva Systems Inc. | Form 10-Q	33

ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

34	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	35

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

36	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	37

sciences industry. The principal such competitor for our Veeva Commercial Cloud applications is IQVIA Holdings Inc., which currently offers a CRM application built on the Salesforce platform, various data products, and other applications that compete with our products. In April 2024, Salesforce, Inc. and IQVIA announced an expanded CRM partnership under which IQVIA will license their CRM software to Salesforce and both parties will jointly market a new life sciences industry-specific CRM solution, which will compete with our offerings. Our Veeva Data Cloud products as well as Veeva Crossix, compete with IQVIA, Ipsos Group S.A., Definitive Health Corp., and smaller data and data analytics providers. IQVIA, Dassault Systèmes, OpenText Corporation, Oracle Corporation, Honeywell International Inc., and other smaller application providers offer applications that compete with certain of our Veeva Development Cloud applications. Our Veeva Commercial Cloud and Veeva Development Cloud applications also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use cloud-based applications or platforms that are not life sciences specific—such as Salesforce, Inc., Box.com, Amazon Web Services, or Microsoft—for certain of the functions our applications provide. Our business consulting and professional services offerings compete with a range of professional services firms, which include, at times, some of our partners. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.
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

38	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	39

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
•public health crises, such as epidemics and pandemics; and

40	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	41

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

42	Veeva Systems Inc. | Form 10-Q

Our core CRM application has achieved substantial market penetration of pharmaceutical and biotechnology companies. If our efforts to sustain or further increase the use and adoption of our core CRM application do not succeed, the growth of our Commercial Solutions revenues may be negatively impacted.
In our fiscal year ended January 31, 2024, we derived approximately 52% of our subscription services revenues and approximately 50% of our total revenues from our Commercial Solutions. In our fiscal quarter ended July 31, 2024, we derived approximately 48% of our subscription services revenues and approximately 47% of our total revenues from our Commercial Solutions. A significant percentage of our Commercial Solutions subscription services revenues are derived from subscriptions for our core CRM application, and we have realized substantial sales penetration among pharmaceutical and biotechnology companies for our core CRM application. If we are not able to sell additional user subscriptions for our core CRM application, if we fail to renew existing subscriptions for our core CRM application, or if subscription levels for our core CRM application are reduced at renewal (as a result of reductions in sales representatives that use our solutions, change in demand for our solutions, or for other reasons), the growth of our Commercial Solutions revenues may be negatively impacted. For example, in recent years, certain life sciences companies have reduced the number of sales representatives they employ due to an increased preference for digitally-enabled sales channels, which negatively impacted sales of Veeva CRM and certain of our other Commercial Solutions.
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

Veeva Systems Inc. | Form 10-Q	43

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

44	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	45

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
Under the European General Data Protection Regulation (EU GDPR) and the United Kingdom’s General Data Protection Regulation (UK GDPR), we act as a data controller for our data products and a data processor with respect to our software products. Each of the GDPR and UK GDPR impose significant data protection obligations and provide for substantial penalties and other remedies for noncompliance. We maintain active self-certifications under the EU-U.S. Data Privacy Framework, the UK Extension to the EU-U.S. DPF, and the Swiss-U.S. Data Privacy Framework as set forth by the U.S. Department of Commerce. We also rely on EU, UK and Swiss Standard Contractual Clauses, as well as our technical, contractual, and security measures, to help ensure that our European customers have the appropriate legal mechanisms in place for their personal data to be accessed from within the United States. We are required to take steps to legitimize any personal data transfers impacted by these developments, and to engage in contract negotiations with third parties that aid in processing personal data on our behalf. We may be subject to increased costs of compliance and limitations on our service providers and us. In addition, these laws are complex, with the application and interpretation of them, at times, unclear and inconsistent, and there may be significant penalties imposed for non-compliance. For example, in May 2023, the Irish Data Protection Commission imposed a significant fine on a large internet technology corporation for its failure to sufficiently address risks to EU data subjects when transferring data to the U.S.
Other countries have imposed or may in the future impose data localization obligations, cross-border data transfer restrictions, and other country specific privacy and security requirements which could be problematic to cloud software providers. For example, in 2021, China adopted the Personal Information Protection Law, which, together with the Cybersecurity Law and the Data Security Law, require companies that process personal data of China residents above certain thresholds to seek approval from the Cyberspace Administration of China (CAC) to transfer such data outside of China. In 2023, certain of our Veeva CRM customers in China were required to request such approval from the CAC and had their requests denied. Customers required to request approval may need to implement a CRM solution that does not require data to be transferred outside of China and customers not subject to the requirement may nonetheless choose to do so. While we offer the China CRM Suite, a CRM solution that does not require data to be transferred outside of China, some customers have chosen and other customers may choose other CRM providers, which may negatively impact our CRM business in China. Currently, approximately 2% of our total revenue is attributable to China.
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
U.S. federal and state data privacy laws are rapidly evolving. These laws impose new and modify existing obligations on businesses that collect personal information and create new privacy rights for individuals. For example, under the California Consumer Privacy Act (CCPA), as amended, we are generally considered a “service provider” for our software solutions and a “business” for our data products. Some of these laws and regulations also target certain types of marketing and advertising based on the use of personal information. The State of Washington, for example, passed the My Health My Data Act, which became effective on March 21, 2024,

46	Veeva Systems Inc. | Form 10-Q

establishing significant new restrictions on how businesses can collect, use, and disclose consumer health data. Veeva Crossix’s data platform combines large-scale data sets, inclusive of de-identified health and consumer data, to provide insights, analytics, and audience segmentation for our life sciences customers in the U.S. In response to the Washington law, we made modifications to our audience segments that may reduce demand for our Crossix products, which, in turn, could adversely impact the business. These various laws, regulations, and legislative developments have potentially far-reaching consequences and have and may continue to require us to modify our solutions and data management practices and incur substantial expense in order to comply.
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

Veeva Systems Inc. | Form 10-Q	47

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

48	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	49

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

50	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	51

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

52	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	53

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

54	Veeva Systems Inc. | Form 10-Q

and time-consuming and divert the attention of our management and key personnel from our business operations even if we were to ultimately prevail in such litigation.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. As of July 31, 2024, we have filed numerous domestic and foreign patent applications and have been issued 79 U.S. patents and 13 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners, consultants and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate and we may not be able to prevent the unauthorized disclosure or use of our technical knowledge, trade secrets or other confidential information. Further, if there is a breach or violation of the terms of our confidentiality agreements, we may not have adequate remedies.
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

Veeva Systems Inc. | Form 10-Q	55

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

56	Veeva Systems Inc. | Form 10-Q

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
Our certificate of incorporation and bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay, or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:
•permit our board of directors to establish the number of directors;
•provide that directors may only be removed with the approval of 66-2/3% of our stockholders;
•require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;

Veeva Systems Inc. | Form 10-Q	57

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

58	Veeva Systems Inc. | Form 10-Q

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
a)Sales of Unregistered Securities
None.
b)Use of Proceeds from Public Offerings of Common Stock
None.
c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans
None of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K) during the fiscal quarter ended July 31, 2024.

Veeva Systems Inc. | Form 10-Q	59

ITEM 6.    EXHIBITS.
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed
		Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	6/14/2024

3.2	Certificate of Retirement of Class B Common Stock of Veeva Systems Inc.	8-K	001-36121	3.1	10/16/2023

3.3	Amended and Restated Bylaws of Veeva Systems Inc.	8-K	001-36121	3.1	6/23/2023

10.1*	2013 Equity Incentive Plan Forms of Notice of Stock Option Grants to Peter P. Gassner.					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

60	Veeva Systems Inc. | Form 10-Q

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.
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

Veeva Systems Inc. | Form 10-Q	61

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Veeva Systems Inc.

Dated:	September 4, 2024	By:	/s/ TIM CABRAL
Tim Cabral Interim Chief Financial Officer (Principal Financial Officer)

Dated:	September 4, 2024	By:	/s/ KRISTINE DIAMOND
Kristine Diamond Chief Accounting Officer (Principal Accounting Officer)

62	Veeva Systems Inc. | Form 10-Q