Form 10-Q
period 2024-10-31
VEEVA SYSTEMS INC
filed 2024-12-09
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 6, 2024, there were 162,350,353 shares of the Registrant’s Class A common stock outstanding. We refer to our Class A common stock as our “common stock.”

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)
(Unaudited)

	October 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,044,511	$703,487
Short-term investments	4,018,475	3,324,269
Accounts receivable, net of allowance for doubtful accounts of $157 and $520, respectively	255,817	852,172
Unbilled accounts receivable	45,472	36,365
Prepaid expenses and other current assets	82,885	86,918
Total current assets	5,447,160	5,003,211
Property and equipment, net	55,695	58,532
Deferred costs, net	22,515	23,916
Lease right-of-use assets	60,325	45,602
Goodwill	439,877	439,877
Intangible assets, net	48,527	63,017
Deferred income taxes	322,652	233,463
Other long-term assets	56,102	43,302
Total assets	$6,452,853	$5,910,920
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,845	$31,513
Accrued compensation and benefits	34,634	43,433
Accrued expenses and other current liabilities	30,906	32,980
Income tax payable	10,803	11,862
Deferred revenue	739,657	1,049,761
Lease liabilities	9,156	9,334
Total current liabilities	857,001	1,178,883
Deferred income taxes	475	2,052
Lease liabilities, noncurrent	62,545	46,441
Other long-term liabilities	31,429	38,720
Total liabilities	951,450	1,266,096
Commitments and contingencies (note 13)
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	2,248,890	1,915,002
Accumulated other comprehensive loss	(6,459)	(10,637)
Retained earnings	3,258,970	2,740,457
Total stockholders’ equity	5,501,403	4,644,824
Total liabilities and stockholders’ equity	$6,452,853	$5,910,920

See Notes to Condensed Consolidated Financial Statements.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023

Revenues:
Subscription services	$580,850	$494,912	$1,676,082	$1,380,095
Professional services and other	118,357	121,593	349,651	352,960
Total revenues	699,207	616,505	2,025,733	1,733,055
Cost of revenues(1):
Cost of subscription services	82,638	74,435	239,577	213,179
Cost of professional services and other	91,751	93,247	279,068	290,184
Total cost of revenues	174,389	167,682	518,645	503,363
Gross profit	524,818	448,823	1,507,088	1,229,692
Operating expenses(1):
Research and development	172,411	161,278	511,551	465,466
Sales and marketing	98,695	96,773	297,524	282,269
General and administrative	72,359	62,283	195,001	187,887
Total operating expenses	343,465	320,334	1,004,076	935,622
Operating income	181,353	128,489	503,012	294,070
Other income, net	60,937	42,187	171,239	111,260
Income before income taxes	242,290	170,676	674,251	405,330
Income tax provision	56,482	35,518	155,738	27,023
Net income	$185,808	$135,158	$518,513	$378,307
Net income per share:
Basic	$1.15	$0.84	$3.21	$2.36
Diluted	$1.13	$0.83	$3.15	$2.32
Weighted-average shares used to compute net income per share:
Basic	161,987	160,768	161,707	160,344
Diluted	164,979	163,761	164,838	163,129
Other comprehensive income:
Net change in unrealized (loss) gain on available-for-sale investments	$(738)	$(2,637)	$5,576	$(6,100)
Net change in cumulative foreign currency translation loss	(146)	(518)	(1,398)	(309)
Comprehensive income	$184,924	$132,003	$522,691	$371,898

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$1,696	$1,604	$4,892	$4,857
Cost of professional services and other	12,929	12,943	38,640	39,881
Research and development	48,014	45,711	138,741	129,909
Sales and marketing	21,214	23,460	67,928	67,084
General and administrative	34,006	17,508	71,945	53,109
Total stock-based compensation	$117,859	$101,226	$322,146	$294,840

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended October 31, 2024						Three months ended October 31, 2023
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Class A & B common stock(1)		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	161,830,287	$2	$2,117,109	$3,073,162	$(5,575)	$5,184,698	160,622,618	$2	$1,729,123	$2,457,901	$(34,383)	$4,152,643
Issuance of common stock upon exercise of stock options	174,384	—	30,270	—	—	30,270	149,008	—	13,956	—	—	13,956
Issuance of common stock upon vesting of restricted stock units	240,316	—	—	—	—	—	297,002	—	—	—	—	—
Shares withheld related to net share settlement	(86,519)	—	(17,811)	—	—	(17,811)	(102,941)	—	(21,003)	—	—	(21,003)
Stock-based compensation expense	—	—	119,322	—	—	119,322	—	—	102,174	—	—	102,174
Change in other comprehensive loss	—	—	—	—	(884)	(884)	—	—	—	—	(3,155)	(3,155)
Net income	—	—	—	185,808	—	185,808	—	—	—	135,158	—	135,158
Balances at end of period	162,158,468	$2	$2,248,890	$3,258,970	$(6,459)	$5,501,403	160,965,687	$2	$1,824,250	$2,593,059	$(37,538)	$4,379,773

	Nine months ended October 31, 2024						Nine months ended October 31, 2023
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Class A & B common stock(1)		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	161,260,172	$2	$1,915,002	$2,740,457	$(10,637)	$4,644,824	158,244,607	$2	$1,532,627	$2,214,752	$(31,129)	$3,716,252
Issuance of common stock upon exercise of stock options	401,974	—	65,104	—	—	65,104	2,170,451	—	52,184	—	—	52,184
Issuance of common stock upon vesting of restricted stock units	782,798	—	—	—	—	—	852,037	—	—	—	—	—
Shares withheld related to net share settlement	(286,476)	—	(59,399)	—	—	(59,399)	(301,408)	—	(58,579)	—	—	(58,579)
Stock-based compensation expense	—	—	328,183	—	—	328,183	—	—	298,018	—	—	298,018
Change in other comprehensive loss	—	—	—	—	4,178	4,178	—	—	—	—	(6,409)	(6,409)
Net income	—	—	—	518,513	—	518,513	—	—	—	378,307	—	378,307
Balances at end of period	162,158,468	$2	$2,248,890	$3,258,970	$(6,459)	$5,501,403	160,965,687	$2	$1,824,250	$2,593,059	$(37,538)	$4,379,773

(1) Class B common stock was converted to Class A common stock on October 15, 2023. We refer to our Class A common stock as common stock. See note 12 Net Income per Share.
See Notes to Condensed Consolidated Financial Statements.

6	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended October 31,
	2024	2023

Cash flows from operating activities
Net income	$518,513	$378,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,451	24,000
Reduction of operating lease right-of-use assets	8,348	8,885
Accretion of discount on short-term investments	(20,442)	(19,298)
Stock-based compensation	322,146	294,840
Amortization of deferred costs	11,507	12,843
Deferred income taxes	(91,231)	(80,132)
(Gain) loss on foreign currency from mark-to-market derivative	(880)	841
Bad debt expense	415	630
Changes in operating assets and liabilities:
Accounts receivable	595,940	446,921
Unbilled accounts receivable	(9,107)	37,337
Deferred costs	(10,106)	(751)
Prepaid expenses and other current and long-term assets	1,354	(6,806)
Accounts payable	424	(5,502)
Accrued expenses and other current liabilities	(10,240)	(9,572)
Income taxes payable	(1,059)	1,614
Deferred revenue	(321,090)	(228,120)
Operating lease liabilities	(7,131)	(4,263)
Other long-term liabilities	3,695	1,796
Net cash provided by operating activities	1,020,507	853,570
Cash flows from investing activities
Purchases of short-term investments	(2,206,521)	(2,142,068)
Maturities and sales of short-term investments	1,537,874	1,170,881
Long-term assets	(15,799)	(18,461)
Net cash used in investing activities	(684,446)	(989,648)
Cash flows from financing activities
Proceeds from exercise of common stock options	65,104	52,184
Taxes paid related to net share settlement of equity awards	(59,800)	(57,888)
Net cash provided by (used in) financing activities	5,304	(5,704)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,346)	(973)
Net change in cash, cash equivalents, and restricted cash	340,019	(142,755)
Cash, cash equivalents, and restricted cash at beginning of period	706,670	889,650
Cash, cash equivalents, and restricted cash at end of period	$1,046,689	$746,895

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$1,044,511	$743,712
Restricted cash included in other long-term assets	2,178	3,183
Total cash, cash equivalents, and restricted cash at end of period	$1,046,689	$746,895

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$238,935	$100,856
Excess tax benefits from employee stock plans	$5,160	$68,575

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

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

Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure, in the notes to the financial statements, of additional information about certain costs and expenses for interim and annual reporting periods. The amendments are effective for our fiscal year beginning on February 1, 2027 and interim periods beginning on February 1, 2028 on a prospective basis and retrospective application is permitted. We are currently evaluating this ASU to determine its impact on our disclosures.
Note 2. Short-Term Investments
As of October 31, 2024, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposit	$64,045	$121	$(22)	$64,144
Asset-backed securities	585,365	3,475	(427)	588,413
Commercial paper	112,898	205	—	113,103
Corporate notes and bonds	2,214,420	12,144	(5,685)	2,220,879
Foreign government bonds	148,622	373	(972)	148,023
Municipal securities	69,683	229	(82)	69,830
U.S. agency obligations	24,485	104	(2)	24,587
U.S. treasury securities	791,205	1,811	(3,520)	789,496
Total available-for-sale securities	$4,010,723	$18,462	$(10,710)	$4,018,475

As of January 31, 2024, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposit	$94,210	$87	$(14)	$94,283
Asset-backed securities	605,852	2,916	(1,787)	606,981
Commercial paper	144,218	47	(20)	144,245
Corporate notes and bonds	1,581,382	8,835	(5,188)	1,585,029
Foreign government bonds	50,180	206	(180)	50,206
Municipal securities	79,404	301	(231)	79,474
U.S. agency obligations	49,372	232	(12)	49,592
U.S. treasury securities	717,015	1,268	(3,824)	714,459
Total available-for-sale securities	$3,321,633	$13,892	$(11,256)	$3,324,269

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	October 31, 2024	January 31, 2024
Due in one year or less	$1,122,445	$919,871
Due in greater than one year	2,896,030	2,404,398
Total	$4,018,475	$3,324,269

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. It is more likely than not we will hold the securities until maturity or a recovery of the cost basis.

Veeva Systems Inc. | Form 10-Q	9

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of October 31, 2024 (in thousands):

	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Certificates of deposit	$20,095	$(22)	$—	$—
Asset-backed securities	35,132	(59)	52,463	(368)
Corporate notes and bonds	607,531	(5,178)	121,746	(507)
Foreign government bonds	80,926	(972)	—	—
Municipal securities	23,772	(82)	—	—
U.S. agency obligations	1,847	(2)	—	—
U.S. treasury securities	345,084	(2,835)	195,235	(685)

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

Note 3. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $23 million and $24 million as of October 31, 2024 and January 31, 2024, respectively. Amortization expense for the deferred costs included in sales and marketing expenses in the condensed consolidated statements of comprehensive income was $4 million and $12 million for the three and nine months ended October 31, 2024, respectively, and $4 million and $13 million for the three and nine months ended October 31, 2023, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 4. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	October 31, 2024	January 31, 2024
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	22,392
Equipment and computers	2,545	2,551
Furniture and fixtures	15,710	15,498
Leasehold improvements	31,115	30,793
Construction in progress	881	31
Property and equipment, gross	96,667	95,289
Less accumulated depreciation	(40,972)	(36,757)
Total property and equipment, net	$55,695	$58,532

10	Veeva Systems Inc. | Form 10-Q

Total depreciation expense was immaterial for the three and nine months ended October 31, 2024 and 2023. Land is not depreciated.
Note 5. Goodwill and Intangible Assets
Goodwill was $440 million as of both October 31, 2024 and January 31, 2024.
The following schedule presents the details of intangible assets as of October 31, 2024 (dollar amounts in thousands):

	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(23,812)	$4,768	1.3
Customer relationships	113,157	(70,339)	42,818	4.7
Trade name and trademarks	13,900	(13,900)	—	0.0
Other intangibles	21,405	(20,464)	941	2.0
Total intangible assets	$177,042	$(128,515)	$48,527

The following schedule presents the details of intangible assets as of January 31, 2024 (dollar amounts in thousands):

	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(20,646)	$7,934	2.0
Customer relationships	113,157	(61,755)	51,402	5.3
Trade name and trademarks	13,900	(11,925)	1,975	0.8
Other intangibles	21,405	(19,699)	1,706	2.2
Total intangible assets	$177,042	$(114,025)	$63,017

Amortization expense associated with intangible assets was $5 million and $14 million for the three and nine months ended October 31, 2024, respectively, and $5 million and $15 million for the three and nine months ended October 31, 2023, respectively.
As of October 31, 2024, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Year	Estimated amortization expense
Remaining for 2025	$4,067
2026	14,147
2027	8,922
2028	7,778
2029	7,782
Thereafter	5,831
Total	$48,527

Veeva Systems Inc. | Form 10-Q	11

Note 6. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	October 31, 2024	January 31, 2024
Accrued commissions	$2,889	$9,848
Accrued bonus	3,870	3,481
Accrued vacation (1)	7,246	7,375
Payroll tax payable	11,672	13,829
Accrued other compensation and benefits	8,957	8,900
Total accrued compensation and benefits	$34,634	$43,433
Accrued fees payable to Salesforce, Inc.	$6,635	$6,562
Taxes payable	5,205	7,632
Other accrued expenses (2)	19,066	18,786
Total accrued expenses and other current liabilities	$30,906	$32,980

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

The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of October 31, 2024 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$275,389	$—	$275,389
U.S. Treasury securities	—	3,027	3,027
Short-term investments:
Certificates of deposit	—	64,144	64,144
Asset-backed securities	—	588,413	588,413
Commercial paper	—	113,103	113,103
Corporate notes and bonds	—	2,220,879	2,220,879
Foreign government bonds	—	148,023	148,023
Municipal securities	—	69,830	69,830
U.S. agency obligations	—	24,587	24,587
U.S. Treasury securities	—	789,496	789,496
Foreign currency derivative contracts	—	1,264	1,264
Total financial assets	$275,389	$4,022,766	$4,298,155

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

Balance Sheet Hedges
We enter into foreign currency forward contracts in order to hedge our foreign currency exposure. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore, we account for them at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. Realized and unrealized foreign currency gains and losses on hedges were immaterial for the three and nine months ended October 31, 2024 and 2023.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	October 31, 2024	January 31, 2024
Notional amount of foreign currency derivative contracts	$78,495	$201,407
Fair value of foreign currency derivative contracts	77,274	201,024

Note 8. Income Taxes
For the three months ended October 31, 2024 and 2023, our effective tax rates were 23.3% and 20.8%, respectively. During the three months ended October 31, 2024, as compared to the prior year period, our effective tax rate increased primarily due to the reduced excess tax benefits related to equity compensation.
For the nine months ended October 31, 2024 and 2023, our effective tax rates were 23.1% and 6.7%, respectively. During the nine months ended October 31, 2024 as compared to the prior year period, our effective tax rate increased primarily due to the reduced excess tax benefits related to equity compensation. We recognized excess tax benefits of $3 million and $72 million in our provision for income taxes for the nine months ended October 31, 2024 and 2023, respectively. The decrease in excess tax benefits during the nine months ended October 31, 2024 was primarily due to stock option exercises by our Chief Executive Officer in the prior year and none in the current year.
Note 9. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Of the beginning deferred revenue balance for the respective periods, we recognized $492 million and $914 million in revenue for the three and nine months ended October 31, 2024, respectively, and $425 million and $745 million for the three and nine months ended October 31, 2023, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of October 31, 2024, the amount of the transaction price allocated to remaining performance obligations for non-cancellable subscription services contracts greater than one year was not significant with the substantial majority of such allocated transaction price included in deferred revenue and expected to be recognized over the next 12 months.
Unbilled Accounts Receivable
As of October 31, 2024, unbilled accounts receivable consisted of (i) a receivable of $39 million primarily for revenue recognized for professional services performed but not yet billed and (ii) a contract asset of $6 million primarily related to professional services performed but for which we are not contractually able to invoice until a future period.
As of January 31, 2024, unbilled accounts receivable consisted of (i) a receivable of $32 million primarily for revenue recognized for professional services performed but not yet billed and (ii) a contract asset of $4 million primarily related to professional services performed but for which we are not contractually able to invoice until a future period.
Note 10. Leases
We have operating leases for our corporate offices with various expiration dates, some of which include options to extend the leases for up to seven years.

14	Veeva Systems Inc. | Form 10-Q

For the three months ended October 31, 2024 and 2023, our operating lease expense was $3 million and $4 million, respectively. For the nine months ended October 31, 2024 and 2023, our operating lease expense was $10 million and $12 million, respectively.
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended October 31,
	2024	2023
Cash paid for operating lease liabilities	$8,984	$7,054
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	21,480	3,839

Supplemental balance sheet information related to operating leases was as follows:

	October 31, 2024	January 31, 2024
Weighted Average Remaining Lease Term	8.0 years	6.6 years
Weighted Average Discount Rate	4.4%	4.4%

As of October 31, 2024, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year
Remaining for 2025	$2,962
2026	7,687
2027	12,388
2028	12,722
2029	9,633
Thereafter	43,001
Total operating lease payments	88,393
Less imputed interest	(16,692)
Total operating lease liabilities	$71,701

Note 11. Stockholders’ Equity
Common Stock
As of October 31, 2024, we had 162,158,468 shares of common stock outstanding.
Stock Option Activity
A summary of stock option activity for the nine months ended October 31, 2024 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2024	11,147,810	$157.20	6.7	$626
Options granted	4,726,118	226.50
Options exercised	(401,974)	161.96
Options forfeited/cancelled	(463,663)	210.16
Options outstanding at October 31, 2024	15,008,291	$177.29	7.0	$619
Options vested and exercisable at October 31, 2024	6,332,488	$132.76	4.8	$526
Options vested and exercisable at October 31, 2024 and expected to vest thereafter	15,008,291	$177.29	7.0	$619

The options granted during the nine months ended October 31, 2024 consisted primarily of a grant made to our Chief Executive Officer and grants made in connection with our annual performance review cycle. The weighted

Veeva Systems Inc. | Form 10-Q	15

average grant-date fair value of options granted was $98.61 and $80.54 per option for the three and nine months ended October 31, 2024, respectively.
As of October 31, 2024, there was $533 million in unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 2.6 years.
As of October 31, 2024, we had authorized and unissued shares of common stock sufficient to satisfy exercises of stock options.
The total intrinsic value of options exercised was approximately $7 million and $22 million for the three and nine months ended October 31, 2024, respectively.
Stock Option Valuation Assumptions
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended October 31,						Nine months ended October 31,
	2024			2023			2024			2023
Volatility	39%	-	40%	41%			39%	-	41%	39%	-	41%
Expected term (in years)	5.54	-	7.25	6.25			5.54	-	7.63	6.25	-	7.00
Risk-free interest rate	3.46%	-	4.07%	4.44%	-	4.73%	3.46%	-	4.65%	3.34%	-	4.73%
Dividend yield	—%			—%			—%			—%

During the nine months ended October 31, 2024, we granted our Chief Executive Officer options to purchase an aggregate of 2,650,000 shares of our common stock at an exercise price of $236.90 per share, which was equal to the Company’s 52-week high trading price at the time of grant. The stock option will vest in five equal increments on February 1 of 2026 through 2030, subject to Mr. Gassner’s continuous service as Chief Executive Officer through each annual vesting date. In addition, no portion of the stock option will be exercisable unless the closing price of the Company’s common stock is sustained at or above $236.90 per share for a period of sixty consecutive trading days during the vesting period between February 1, 2025 and February 1, 2030. The grant date fair value of the stock option of approximately $172 million was calculated using a Monte Carlo simulation model and the following table provides the assumptions used in the simulation:

Volatility	39%
Expected term (in years)	7.63
Risk-free interest rate	4.18%
Dividend yield	—%

Restricted Stock Units
A summary of restricted stock unit (RSU) activity for the nine months ended October 31, 2024 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2024	1,011,731	$192.77
RSUs granted	970,708	212.92
RSUs vested	(782,798)	196.88
RSUs forfeited/cancelled	(69,486)	207.75
Balance at October 31, 2024	1,130,155	$206.29

As of October 31, 2024, there was a total of $142 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 1.2 years. The total grant date fair value of RSUs vested was $50 million and $162 million for the three and nine months ended October 31, 2024, respectively.

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
On October 15, 2023, all of our outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock pursuant to the terms of our then effective Amended and Restated Certificate of Incorporation. Because shares of Class B common stock were outstanding for a portion of the three and nine months ended October 31, 2023, we have disclosed earnings per share for Class A and Class B common stock for the three and nine months ended October 31, 2023. For the three and nine months ended October 31, 2023, the computation of fully diluted net income per share of Class A common stock assumes the conversion from Class B common stock, while the fully diluted net income per share of Class B common stock does not assume the conversion of those shares.
The numerators and denominators of the basic and diluted net income per share computations for our common stock are calculated as follows (in thousands, except per share data):

	Three months ended October 31,			Nine months ended October 31,
	2024	2023		2024	2023
	Common	Class A	Class B	Common	Class A	Class B
Basic
Numerator
Net income, basic	$185,808	$124,569	$10,589	$518,513	$345,597	$32,710
Denominator
Weighted average shares used in computing net income per share, basic	161,987	148,172	12,596	161,707	146,480	13,864
Net income per share, basic	$1.15	$0.84	$0.84	$3.21	$2.36	$2.36
Diluted
Numerator
Net income, basic	$185,808	$124,569	$10,589	$518,513	$345,597	$32,710
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	—	10,589	—	—	32,710	—
Reallocation of net income to Class B common stock	—	—	2,277	—	—	5,901
Net income, diluted	$185,808	$135,158	$12,866	$518,513	$378,307	$38,611
Denominator
Number of shares used for basic net income per share computation	161,987	148,172	12,596	161,707	146,480	13,864
Conversion of Class B to Class A common stock	—	12,596	—	—	13,864	—
Effect of potentially dilutive common shares	2,992	2,993	2,993	3,131	2,785	2,785
Weighted average shares used in computing net income per share, diluted	164,979	163,761	15,589	164,838	163,129	16,649
Net income per share, diluted	$1.13	$0.83	$0.83	$3.15	$2.32	$2.32

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Options and RSUs	10,234	6,340	8,621	6,616

Veeva Systems Inc. | Form 10-Q	17

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
The federal district court presiding over all of the IQVIA Litigation Matters has bifurcated the claims for trial such that IQVIA's trade secret claims will go to trial first. In September 2024, the parties filed cross motions for summary judgment on the trade secret claims and a hearing on the motions has been set for January 9, 2024. At this point, we do not expect trial to begin on February 10, 2025, as previously scheduled.
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
Total revenues consist of the following (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Subscription services
Commercial Solutions	$278,377	$251,167	$811,503	$733,921
R&D Solutions	302,473	243,745	864,579	646,174
Total subscription services	580,850	494,912	1,676,082	1,380,095
Professional services
Commercial Solutions	45,855	47,899	139,695	140,082
R&D Solutions	72,502	73,694	209,956	212,878
Total professional services	118,357	121,593	349,651	352,960
Total revenues	$699,207	$616,505	$2,025,733	$1,733,055

Note 15. Information about Geographic Areas

Veeva Systems Inc. | Form 10-Q	19

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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Revenues by geography
North America	$414,474	$362,381	$1,192,044	$1,022,691
Europe	198,667	172,473	586,897	479,423
Asia Pacific	68,655	65,180	195,974	184,720
Middle East, Africa, and Latin America	17,411	16,471	50,818	46,221
Total revenues	$699,207	$616,505	$2,025,733	$1,733,055

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	October 31, 2024	January 31, 2024
Long-lived assets by geography
North America	$47,736	$49,725
Europe	5,933	6,885
Asia Pacific	1,202	751
Middle East, Africa, and Latin America	824	1,171
Total long-lived assets	$55,695	$58,532

20	Veeva Systems Inc. | Form 10-Q

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
In our fiscal year ended January 31, 2024, we derived approximately 52% and 48% of our subscription services revenues and 50% and 50% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. For the nine months ended October 31, 2024, we derived approximately 48% and 52% of our subscription services revenues and 47% and 53% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. Revenues associated with our R&D Solutions are expected to increase as a percentage of both subscription services revenues and total revenues in the future. We also offer certain of our R&D Solutions to industries outside the life sciences industry primarily in North America and Europe.
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

configuration, data services, training, and managed services related to our solutions and services related to our Veeva Business Consulting offering. For the nine months ended October 31, 2024, subscription services revenues constituted 83% of total revenues and professional services and other revenues constituted 17% of total revenues.
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
Subscription services revenues are recognized ratably over the respective non-cancellable subscription term because of the continuous transfer of control to the customer. Our master subscription agreements governing multi-year orders generally include a termination for convenience right for our customers. The amount of revenue recognized from such orders will generally be consistent with the amount invoiced for the relevant term of the order. When such multi-year orders are non-cancellable (other than for cause), we recognize the total contracted revenue ratably over the multi-year term of the order. For such non-cancellable orders, when the amounts we are entitled to invoice in any period pursuant to multi-year orders with escalating fees are less than the revenue recognized, we accrue an unbilled accounts receivable balance (a contract asset).
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
Operating Expenses
Research and Development. Research and development expenses consist primarily of employee-related expenses, hosted infrastructure costs, and allocated overhead. We continue to focus our research and development efforts on our platforms, including adding new features and applications and increasing the functionality and enhancing the ease of use of our cloud-based applications.
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
Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$580,850	$494,912	$1,676,082	$1,380,095
Professional services and other	118,357	121,593	349,651	352,960
Total revenues	699,207	616,505	2,025,733	1,733,055
Cost of revenues(1):
Cost of subscription services	82,638	74,435	239,577	213,179
Cost of professional services and other	91,751	93,247	279,068	290,184
Total cost of revenues	174,389	167,682	518,645	503,363
Gross profit	524,818	448,823	1,507,088	1,229,692
Operating expenses(1):
Research and development	172,411	161,278	511,551	465,466
Sales and marketing	98,695	96,773	297,524	282,269
General and administrative	72,359	62,283	195,001	187,887
Total operating expenses	343,465	320,334	1,004,076	935,622
Operating income	181,353	128,489	503,012	294,070
Other income, net	60,937	42,187	171,239	111,260
Income before income taxes	242,290	170,676	674,251	405,330
Income tax provision (benefit)	56,482	35,518	155,738	27,023
Net income	$185,808	$135,158	$518,513	$378,307
(1) Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,696	$1,604	$4,892	$4,857
Cost of professional services and other	12,929	12,943	38,640	39,881
Research and development	48,014	45,711	138,741	129,909
Sales and marketing	21,214	23,460	67,928	67,084
General and administrative	34,006	17,508	71,945	53,109
Total stock-based compensation	$117,859	$101,226	$322,146	$294,840

24	Veeva Systems Inc. | Form 10-Q

Revenues

	Three months ended October 31,			Nine months ended October 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Revenues:
Subscription services	$580,850	$494,912	17%	$1,676,082	$1,380,095	21%
Professional services and other	118,357	121,593	(3)%	349,651	352,960	(1)%
Total revenues	$699,207	$616,505	13%	$2,025,733	$1,733,055	17%
Percentage of revenues:
Subscription services	83%	80%		83%	80%
Professional services and other	17	20		17	20
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended October 31, 2024 increased $83 million, comprising an $86 million increase in subscription services revenues partially offset by a $3 million decrease in professional services and other revenues.
The increase in subscription services revenues consisted of $59 million of subscription services revenue attributable to R&D Solutions and $27 million of subscription services revenue attributable to Commercial Solutions. The increase in subscription services revenue attributable to R&D solutions was primarily due to expanding use of Veeva Development Cloud products by both existing and new customers. The increase in subscription services revenue attributable to Commercial Solutions was primarily due to expanding use of our Veeva Commercial Cloud products by both existing and new customers and to a lesser extent due to higher prices in connection with our annual inflation adjustment. The geographic mix of subscription services revenues was 59% from North America, 28% from Europe, and 13% from other locations, primarily Asia Pacific, for the three months ended October 31, 2024, as compared to 58% from North America, 27% from Europe, and 15% from other locations, primarily Asia Pacific, for the three months ended October 31, 2023.
Professional services and other revenues for the three months ended October 31, 2024 decreased $3 million. The decrease in professional services revenue was primarily due to a decline in implementation services, partially offset by an increase in business consulting services. The geographic mix of professional services and other revenues was 62% from North America, 31% from Europe, and 7% from other locations, primarily Asia Pacific, for both the three months ended October 31, 2024 and 2023.
Total revenues for the nine months ended October 31, 2024 increased $293 million, comprising a $296 million increase in subscription services revenues partially offset by a $3 million decrease in professional services and other revenues.
The increase in subscription services revenues consisted of $218 million of subscription services revenue attributable to R&D Solutions and $78 million of subscription services revenue attributable to Commercial Solutions. The increase in subscription services revenue attributable to R&D solutions was primarily due to expanding use of Veeva Development Cloud products by both existing and new customers. The increase in subscription services revenue attributable to Commercial Solutions was primarily due to expanding use of our Veeva Commercial Cloud products by both existing and new customers and to a lesser extent due to higher prices in connection with our annual inflation adjustment. The geographic mix of subscription services revenues was 59% from North America, 28% from Europe, and 13% from other locations, primarily Asia Pacific, for the nine months ended October 31, 2024, as compared to 58% from North America, 27% from Europe, and 15% from other locations, primarily Asia Pacific, for the nine months ended October 31, 2023.
Professional services and other revenues for the nine months ended October 31, 2024 decreased $3 million. The decrease in professional services revenue was primarily due to a decline in implementation services, partially offset by an increase in business consulting services. The geographic mix of professional services and other revenues was 60% from North America, 34% from Europe, and 6% from other locations, primarily Asia Pacific, for the nine months ended October 31, 2024, as compared to 62% from North America, 31% from Europe, and 7% from other locations, primarily Asia Pacific, for the nine months ended October 31, 2023.

Veeva Systems Inc. | Form 10-Q	25

Cost of Revenue and Gross Margin

	Three months ended October 31,			Nine months ended October 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$82,638	$74,435	11%	$239,577	$213,179	12%
Cost of professional services and other	91,751	93,247	(2)%	279,068	290,184	(4)%
Total cost of revenues	$174,389	$167,682	4%	$518,645	$503,363	3%
Gross margin percentage:
Subscription services	86%	85%		86%	85%
Professional services and other	22%	23%		20%	18%
Total gross margin percentage	75%	73%		74%	71%
Gross profit	$524,818	$448,823	17%	$1,507,088	$1,229,692	23%

Cost of revenues for the three months ended October 31, 2024 increased $7 million, comprising an $8 million increase in cost of subscription services, partially offset by a $1 million decrease in cost of professional services and other. The increase in cost of subscription services was primarily due to an increase of $6 million related to computing infrastructure costs, which was driven by an increase in both the number of end users and the volume of activity by end users of our subscription services.
Cost of revenues for the nine months ended October 31, 2024 increased $15 million, comprising a $26 million increase in cost of subscription services, partially offset by an $11 million decrease in cost of professional services and other. The increase in cost of subscription services was primarily due to an increase of $17 million related to computing infrastructure costs, which was driven by an increase in both the number of end users and the volume of activity by end users of our subscription services. The decrease in cost of professional services and other was mainly due to a reduction in the use of third-party services in our implementation and deployment-related activities and employee compensation-related costs as headcount decreased.
We expect cost of subscription services to increase in absolute dollars in the near term due to increased usage of our subscription services.
Operating Expenses and Operating Margin
Operating expenses include research and development, sales and marketing, and general and administrative expenses. We expect operating expenses to increase in the near term, primarily due to employee compensation-related costs.
Research and Development

	Three months ended October 31,			Nine months ended October 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Research and development	$172,411	$161,278	7%	$511,551	$465,466	10%
Percentage of total revenues	25%	26%		25%	27%

Research and development expenses for the three months ended October 31, 2024 increased $11 million, primarily due to an increase of $9 million in employee compensation-related costs. The increase in employee compensation-related costs was primarily driven by an increase in headcount to support development work for the products that we offer or may offer in the future.
Research and development expenses for the nine months ended October 31, 2024 increased $46 million due to an increase of $36 million in employee compensation-related costs and an increase of $10 million in technology and infrastructure costs. The increase in employee compensation-related costs was primarily driven by an increase in headcount and the increase in technology and infrastructure costs was primarily driven by higher hosting fees. The expansion of our headcount in research and development and the increased technology and infrastructure costs were to support development work for the products that we offer or may offer in the future.

26	Veeva Systems Inc. | Form 10-Q

We expect research and development expenses to increase in the near term, primarily due to employee compensation-related costs and hosting fees as we continue to invest in our product offerings.
Sales and Marketing

	Three months ended October 31,			Nine months ended October 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Sales and marketing	$98,695	$96,773	2%	$297,524	$282,269	5%
Percentage of total revenues	14%	16%		15%	16%

Sales and marketing expenses for the three months ended October 31, 2024 increased $2 million, primarily due to an increase in travel costs.
Sales and marketing expenses for the nine months ended October 31, 2024 increased $15 million, primarily due to an increase of $8 million in employee compensation-related costs. The increase in employee compensation-related costs was primarily driven by the increase in headcount during the period to support our sales and marketing efforts associated with our product offerings.
We expect sales and marketing expenses to increase in the near term, primarily due to employee compensation-related costs and the increase in marketing program costs related to events.
General and Administrative

	Three months ended October 31,			Nine months ended October 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
General and administrative	$72,359	$62,283	16%	$195,001	$187,887	4%
Percentage of total revenues	10%	10%		10%	11%

General and administrative expenses for the three months ended October 31, 2024 increased $10 million, primarily due to an increase in employee compensation-related costs. The increase in employee compensation-related costs was primarily driven by stock-based compensation related to the equity grant to our Chief Executive Officer in June 2024.
General and administrative expenses for the nine months ended October 31, 2024 increased $7 million, primarily due to an increase of $18 million in employee compensation-related costs, partially offset by a reduction of $8 million in legal fees. The increase in employee compensation-related costs was primarily driven by stock-based compensation related to the equity grant to our Chief Executive Officer in June 2024.
We expect an increase in general and administrative expenses in the near term, primarily related to the stock-based compensation associated with the equity grant to our Chief Executive Officer in June 2024.
Other Income, Net

	Three months ended October 31,			Nine months ended October 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Other income, net	$60,937	$42,187	44%	$171,239	$111,260	54%

Other income, net, for the three and nine months ended October 31, 2024 increased $19 million and $60 million, respectively, due to an increase in interest income from higher investment asset balances and higher yields from investments.

Veeva Systems Inc. | Form 10-Q	27

Foreign Currency
We continue to experience fluctuations primarily resulting from the periodic re-measurement of the foreign currencies exposures on the balance sheet. The results of operations and cash flows are also subject to fluctuations in foreign currency exchange rates, particularly in the Euro, Japanese Yen, Canadian Dollar, Great British Pound Sterling, and Chinese Yuan.
Provision for Income Taxes

	Three months ended October 31,			Nine months ended October 31,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Income before income taxes	$242,290	$170,676	42%	$674,251	$405,330	66%
Income tax provision	$56,482	$35,518	59%	$155,738	$27,023	476%
Effective tax rate	23.3%	20.8%		23.1%	6.7%

The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to state taxes, tax credits, equity compensation, and foreign income subject to taxation in the United States. Future tax rates could be affected by changes in tax laws and regulations or by rulings in tax related litigation, as may be applicable.
During the three and nine months ended October 31, 2024, as compared to the same periods in the prior fiscal year, our effective tax rate increased primarily due to the reduced benefit from excess tax benefits related to equity compensation. The decrease in excess tax benefits during the nine months ended October 31, 2024 was primarily due to stock option exercises by our Chief Executive Officer in the prior year and none in the current year.
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

28	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	29

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023

	(in thousands)
Net cash provided by operating activities on a GAAP basis	$164,117	$82,598	$1,020,507	$853,570
Excess tax benefits from employee stock plans	(898)	(3,275)	(5,160)	(68,575)
Net cash provided by operating activities on a non-GAAP basis	$163,219	$79,323	$1,015,347	$784,995
Net cash used in investing activities on a GAAP basis	$(298,226)	$(73,324)	$(684,446)	$(989,648)
Net cash provided by (used in) financing activities on a GAAP basis	$12,960	$(6,889)	$5,304	$(5,704)

Operating income on a GAAP basis	$181,353	$128,489	$503,012	$294,070
Stock-based compensation expense	117,859	101,226	322,146	294,840
Amortization of purchased intangibles	4,812	4,906	14,490	14,558
Litigation settlement	—	—	5,000	—
Operating income on a non-GAAP basis	$304,024	$234,621	$844,648	$603,468
Net income on a GAAP basis	$185,808	$135,158	$518,513	$378,307
Stock-based compensation expense	117,859	101,226	322,146	294,840
Amortization of purchased intangibles	4,812	4,906	14,490	14,558
Litigation settlement	—	—	5,000	—
Income tax effect on non-GAAP adjustments(1)	(20,160)	(22,612)	(57,598)	(123,070)
Net income on a non-GAAP basis	$288,319	$218,678	$802,551	$564,635
Diluted net income per share on a GAAP basis	$1.13	$0.83	$3.15	$2.32
Stock-based compensation expense	0.71	0.62	1.95	1.81
Amortization of purchased intangibles	0.03	0.03	0.09	0.09
Litigation settlement	—	—	0.03	—
Income tax effect on non-GAAP adjustments(1)	(0.12)	(0.14)	(0.35)	(0.76)
Diluted net income per share on a non-GAAP basis	$1.75	$1.34	$4.87	$3.46
(1) For the three and nine months ended October 31, 2024 and 2023, we used an estimated annual effective non-GAAP tax rate of 21%.

Liquidity and Capital Resources

	Nine months ended October 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$1,020,507	$853,570
Net cash used in investing activities	(684,446)	(989,648)
Net cash provided by (used in) financing activities	5,304	(5,704)
Effect of exchange rate changes on cash and cash equivalents	(1,346)	(973)
Net change in cash and cash equivalents	$340,019	$(142,755)

Our principal sources of liquidity continue to be comprised of our existing cash, cash equivalents, and short-term investments, as well as cash flows generated from our operations. As of October 31, 2024, our cash, cash equivalents, and short-term investments totaled $5.1 billion, of which $62 million represented cash and cash equivalents held outside of the United States.
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
Our non-U.S. cash and cash equivalents are not considered indefinitely reinvested outside the United States, except in certain designated jurisdictions. As of October 31, 2024, we have not recorded any taxes, such as withholding taxes, associated with the foreign earnings that are indefinitely reinvested outside of the United States.

30	Veeva Systems Inc. | Form 10-Q

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
Cash Flows from Operating Activities
Our largest source of operating cash inflows is cash collections from our customers for subscription services. We also generate significant cash flows from our professional services arrangements. The first quarter of our fiscal year is seasonally the strongest quarter for cash inflows due to the collections from our annual subscription billings. Our primary uses of cash from operating activities are for employee-related expenditures, expenses related to our computing infrastructure (including Amazon Web Services and Salesforce, Inc.), building infrastructure costs (including leases for office space), and fees for third-party legal counsel and accounting services. Note that our net income reflects the impact of excess tax benefits related to equity compensation.
Net cash provided by operating activities was $1,021 million for the nine months ended October 31, 2024 compared to $854 million provided by operating activities for the nine months ended October 31, 2023. The $167 million increase in cash provided by operating activities was primarily due to increased sales and the related cash collections partially offset by increase in cash paid for income taxes.
The cash flows from operating activities for the nine months ended October 31, 2024 represent a significant portion of the cash flows from operating activities that we expect during our fiscal year ending January 31, 2025. As a result, we expect cash flows from operating activities to be substantially less in the fourth quarter of this fiscal year. In the fiscal year ending January 31, 2025, cash payments for income taxes in relation to the Tax Cuts and Jobs Act of 2017, which eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years, are expected to reduce our cash flows from operating activities. The requirement may also impact our cash flows from operating activities in future periods, the amounts and specific periods of which we are unable to estimate at this time.
Cash Flows from Investing Activities
Investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities. We also use cash to invest in capital assets to support our growth.
Net cash used in investing activities was $684 million for the nine months ended October 31, 2024 compared to $990 million used in investing activities for the nine months ended October 31, 2023. The $305 million decrease in cash used in investing activities was mainly due to the increase in proceeds from maturities and sales of short-term investments, partially offset by the increase in purchases of short-term investments.
Cash Flows from Financing Activities
The cash flows from financing activities relate primarily to stock option exercises offset by taxes paid on behalf of employees related to the net share settlement of RSUs.
Net cash provided by financing activities was $5 million for the nine months ended October 31, 2024 compared to $6 million used in financing activities for the nine months ended October 31, 2023. The $11 million change in cash

Veeva Systems Inc. | Form 10-Q	31

provided by financing activities was primarily related to an increase of $13 million in proceeds from employee stock option exercises, partially offset by an increase of $2 million of cash used to pay employee taxes related to the net share settlement of RSUs.
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
There have been no material changes to our critical accounting policies and estimates during the nine months ended October 31, 2024 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

32	Veeva Systems Inc. | Form 10-Q

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, Great British Pound Sterling, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. For the nine months ended October 31, 2024, about 83% of our revenues and about 80% of our expenses were denominated in USD.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded and such fluctuations can impact our net income. We engage in the hedging of our foreign currency transactions as described in note 7 of the notes to our condensed consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. Realized and unrealized foreign currency gains and losses were immaterial for both the three and nine months ended October 31, 2024, and 2023.
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $5.1 billion as of October 31, 2024. This amount was held primarily in demand deposit accounts, money market funds, corporate notes and bonds, U.S. treasury securities and agency obligation, and asset-backed securities. The cash and cash equivalents are held for working capital purposes and other operational activities. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $58 million market value reduction in our investment portfolio as of October 31, 2024. An immediate decrease of 100-basis points in interest rates would have increased the market value by $58 million as of October 31, 2024. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Veeva Systems Inc. | Form 10-Q	33

ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On February 13, 2023, Veeva and Sparta entered into a confidential settlement agreement dismissing their claims against each other. On January 16, 2024, Veeva and Medidata also entered into a confidential settlement agreement dismissing their claims against each other. On June 9, 2023, IQVIA, the only defendant now in the case, filed a counter-complaint seeking a declaration that its non-compete agreements comply with California law. On March 25, 2024, the trial court judge set a trial date of June 16, 2025 on the consolidated claims.
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
•Unique and uncertain macroeconomic and geopolitical factors, including as a result of worldwide inflationary pressures and changes in interest rates, currency exchange fluctuations, changes in trade policy or other economic policies, the Russian invasion of Ukraine, and the Israel-Hamas conflict, and concerns about a possible domestic or global recession, may cause instability and volatility in the global financial markets and disruptions within the life sciences industry that may negatively impact our business, our financial results, and our stock price.
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

36	Veeva Systems Inc. | Form 10-Q

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
While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently and are becoming increasingly sophisticated and complex, and generally are not identified until they are launched against a target. For instance, as artificial intelligence technologies, including generative artificial intelligence models, develop rapidly, threat actors are using these technologies to create sophisticated new attack methods that are increasingly automated, targeted, coordinated and more difficult to defend against. Moreover, our efforts to detect, prevent, and remediate known or unknown security vulnerabilities, including those arising from third-party hardware or software in our supply chain, may be insufficient to prevent security breaches or incidents resulting from such vulnerabilities, and may result in additional direct or indirect costs and liabilities and time of management and technical personnel. We may be required to expend significant capital and financial resources to protect against the foregoing threats and to alleviate problems caused by actual or perceived security breaches or incidents. Additionally, we and our service providers may face difficulties or delays in identifying, remediating, and otherwise responding to any cybersecurity attack or other security breach or incident.
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

Veeva Systems Inc. | Form 10-Q	37

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
In December 2022, we announced plans to migrate customers of our Veeva CRM application built on the Salesforce platform to CRM solutions that are built on our own Veeva Vault platform, as discussed in more detail below. Certain customers may choose competitors that continue to use the Salesforce platform, or other CRM application providers, over us.
Some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business recognition, larger intellectual property portfolios, and agreements with a broader set of system integrators and other partners. We also continue to be subject to litigation from our competitors. For example, as disclosed elsewhere in this report, we are in active litigation with IQVIA. In addition, our competitors have offered price concessions, delayed payment terms, or other more favorable terms and conditions in light of the recent macroeconomic environment.
If our competitors’ products, services, or technologies become more accepted than our solutions, if they are successful in bringing their products or services to market earlier than we are, if their products or services are more technologically capable than ours (including as a result of new or better use of evolving artificial intelligence (AI) technologies), or if customers replace our solutions with custom-built software, then our revenues could be adversely affected. Moreover, if we enter new markets, we will likely face competition and will need to adapt to competitive factors that may be different from those we face today. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses, or a failure to maintain or improve our competitive market position, any of which could adversely affect our business. For all of these reasons, we may not be able to compete favorably against our current and future competitors.
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

38	Veeva Systems Inc. | Form 10-Q

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
Since our customers use our solutions for important aspects of their businesses, any errors, defects, disruptions, service degradations, or other performance problems with our solutions, could hurt our reputation and may damage our customers’ businesses. Such issues have in the past and may in the future result in increased operational costs, delays in delivering new products, our customers delaying or withholding payment to us, cancelling their agreements with us, electing not to renew, or making service credit claims, warranty claims, or other claims against us, and loss of future sales. The occurrence of any of these events could result in diminishing demand for our solutions, a reduction of our revenues, an increase in our bad debt expense or in collection cycles for accounts receivable, or could require us to incur the expense of litigation or substantial liability.
Our plans to migrate our CRM customers to our Vault CRM applications built on our own Veeva Vault platform could cause business disruptions for customers, lead to the loss of our customers to competitors, and adversely affect our operating results.
We currently depend on the Salesforce platform to deliver our Veeva CRM application, but in December 2022 we announced plans to migrate our CRM customers to our Vault CRM solutions, which are built on our Veeva Vault platform. We also announced that we do not intend to renew our agreement with Salesforce, Inc. for use of the Salesforce platform. Veeva CRM will be supported until September 1, 2030. The migration of our Veeva CRM customers will require time and expense, which may be significant. These migration processes are complex and we cannot be certain that we will be successful or that the Veeva Vault platform will be ready for migration on our intended timeline or the timeline necessary to support our customers. Further, certain customers may decide not to migrate to Vault CRM and use a different CRM solution. Additionally, the migration may lead to outages or performance problems with Vault CRM or other Vault applications if we encounter difficulties supporting the increased volume of users migrating from Veeva CRM. Any disruptions in our services or other migration-related problems, whether or not such incidents are our fault, that could subject us to liability or harm our reputation. If we are unsuccessful migrating our Veeva CRM customers to Vault CRM, encounter disruptions or other problems in the migration process, or our customers do not migrate to the Vault CRM in a timely manner, or at all, our business, operating results, and brand could be materially and adversely affected.

Veeva Systems Inc. | Form 10-Q	39

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
The risks we face in doing business internationally that have in the past and could in the future adversely affect our business include:
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

40	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	41

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
•difficulty entering into new markets in which we have little or no experience or where competitors have stronger market positions;
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

42	Veeva Systems Inc. | Form 10-Q

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
In our fiscal year ended January 31, 2024, we derived approximately 52% of our subscription services revenues and approximately 50% of our total revenues from our Commercial Solutions. In our fiscal quarter ended October 31, 2024, we derived approximately 48% of our subscription services revenues and approximately 46% of our total revenues from our Commercial Solutions. A significant percentage of our Commercial Solutions subscription services revenues are derived from subscriptions for our core CRM application, and we have realized substantial sales penetration among pharmaceutical and biotechnology companies for our core CRM application. If we are not able to sell additional user subscriptions for our core CRM application, if we fail to renew existing subscriptions for our core CRM application, or if subscription levels for our core CRM application are reduced at renewal (as a result of reductions in sales representatives that use our solutions, change in demand for our solutions, or for other reasons), the growth of our Commercial Solutions revenues may be negatively impacted. For example, in recent years, certain life sciences companies have reduced the number of sales representatives they employ due to an increased preference for digitally-enabled sales channels, which negatively impacted sales of Veeva CRM and certain of our other Commercial Solutions.
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

Veeva Systems Inc. | Form 10-Q	43

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
Nearly all of our sales are to customers in the life sciences industry. Demand for our solutions could be affected by factors that affect the life sciences industry, including:
•The changing regulatory environment of the life sciences industry—Changes in regulations could negatively impact the business environment for our life sciences customers and for us. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. For example, regulatory changes with respect to life sciences advertising, such as limitations on or the elimination of the ability of pharmaceutical companies to engage in direct-to-consumer advertising, could negatively impact certain of our product offerings, including our Crossix business. Further, legislation or regulatory changes regarding the pricing of drugs and other healthcare treatments sold by life sciences companies, including the extent to which the U.S. government or other governments may establish or negotiate prescription drug prices, has continued to be a topic of discussion by political leaders and regulators in the United States and elsewhere. Significant changes in drug pricing policy or regulation could result in life sciences companies reducing the number of sales representatives that use our products or otherwise reduce demand for our products. For example, the Inflation Reduction Act contains a number of significant drug pricing reforms, including provisions designed to limit the prices paid by Medicare for various prescription drugs. It is unclear at this time what impact this legislation will have on our business or our customers’ businesses. We will continue to evaluate its impact.
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

44	Veeva Systems Inc. | Form 10-Q

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
•Changes in market conditions and practices within the life sciences industry—The expiration of key patents, the implications of precision medicine treatments, changes in the practices of prescribing physicians and patients, changes with respect to payer relationships, and the policies and preferences of healthcare professionals and healthcare organizations with respect to the sales and marketing efforts of life sciences companies. Changes in public perception regarding the practices of the life sciences industry may result in political pressure to increase the regulation of life sciences companies in one or more of the areas described above, which may negatively impact demand for our solutions. Other factors could lead to a significant reduction in sales representatives that use our solutions or otherwise change the demand for our solutions. For example, in recent years, certain life sciences companies have reduced the number of sales representatives they employ due to an increased preference for digitally-enabled sales channels, which negatively impacted sales of our solutions, including Veeva CRM and certain of our other Commercial Solutions.
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

Veeva Systems Inc. | Form 10-Q	45

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
As we increase the number of products we offer, increase the number of countries in which we operate, and incorporate new technologies and capabilities into our products (including the use of artificial intelligence and machine learning technologies), the complexity of adjusting our solutions to comply with legal and regulatory changes will increase. If we are unable to effectively manage this increased complexity or if we are not able to provide solutions that can be used in compliance with applicable laws and regulations, customers may be unwilling to use our solutions, and any such non-compliance could result in the termination of our customer agreements or claims arising from such agreements with our customers. Furthermore, we have in the past and may in the future be subject to inspections or audits by government agencies or other regulatory bodies to verify our customers’ compliance with applicable laws, regulations, or GxP principles.
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
Other countries have imposed or may in the future impose data localization obligations, cross-border data transfer restrictions, and other country specific privacy and security requirements which could be problematic to cloud software and data providers. For example, in 2021, China adopted the Personal Information Protection Law, which, together with the Cybersecurity Law and the Data Security Law, require companies that process personal data of China residents above certain thresholds to seek approval from the Cyberspace Administration of China (CAC) to transfer such data outside of China. In 2023, certain of our Veeva CRM customers in China were required to

46	Veeva Systems Inc. | Form 10-Q

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
U.S. federal and state data privacy laws are rapidly evolving. These laws impose new and modify existing obligations on businesses that collect personal information and create new privacy rights for individuals. For example, under the California Consumer Privacy Act (CCPA), as amended, we are generally considered a “service provider” for our software solutions and a “business” for our data products. Some of these laws and regulations also target certain types of marketing and advertising based on the use of personal information. The State of Washington, for example, passed the My Health My Data Act, which became effective on March 21, 2024, establishing significant new restrictions on how businesses can collect, use, and disclose consumer health data. Veeva Crossix’s data platform combines large-scale data sets, inclusive of de-identified health and consumer data, to provide insights, analytics, and audience segmentation for our life sciences customers in the U.S. In response to the Washington law, we made modifications to our audience segments that may reduce demand for our Crossix products, which, in turn, could adversely impact the business. These various laws, regulations, and legislative developments have potentially far-reaching consequences and have and may continue to require us to modify our solutions and data management practices and incur substantial expense in order to comply.
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
Customers expect that our solutions can be used in compliance with applicable data protection, data privacy and cybersecurity laws and regulations. Compliance with these global laws and regulations, including any new or evolving regulations relating to the use of data in artificial intelligence and machine learning technologies, such as the EU AI Act, has and will continue to require valuable management and employee time and resources and modification of our products or operations, and may also limit use and adoption of our products. Data protection authorities from around the world will from time to time review our products and services and their compliance with applicable laws and regulations. Any actual or perceived failure to comply with such laws and regulations or other actual or asserted obligations relating to privacy, data protection, or cybersecurity could lead to inspections, audits, regulatory investigations and other proceedings, significant fines, penalties, and other relief imposed by government agencies and regulatory bodies, and claims, demands, and litigation by our customers or third parties, which may reduce demand for our solutions and result in reputational harm, substantial damages and other liabilities.
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

Veeva Systems Inc. | Form 10-Q	47

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

48	Veeva Systems Inc. | Form 10-Q

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
In addition, current or potential customers may choose a competitor, such as Salesforce or IQVIA, or build their own custom solutions on the Salesforce platform rather than buy from us. Any of these events may have a material adverse impact on our business, operating results, and financial condition.
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

Veeva Systems Inc. | Form 10-Q	49

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
While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. Our total revenues and subscription services revenue growth rates have declined in the past and may decline in the future. In our fiscal years ended January 31, 2024, 2023, and 2022, our total revenues grew by 10%, 16%, and 26% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2024, 2023, and 2022, our subscription services revenues grew by 10%, 17%, and 26% respectively, as compared to subscription services revenues from the prior fiscal years. In the fiscal year ended January 31, 2024, our revenue growth rate was negatively impacted by macroeconomic conditions, including lower funding levels within segments of our customer base and increased scrutiny for certain potential projects, a contracting change in the master subscription agreements governing our multi-year orders, which affected the timing of revenue recognition for such orders, and foreign currency exchange fluctuations. While we expect our revenue growth rates to accelerate in our fiscal year ending January 31, 2025, as compared to the prior fiscal year, the year-over-year acceleration is in part due to the reduction in our revenues in the fiscal year ended January 31, 2024 from the contracting change discussed above. Over the longer term, our revenue growth rates are likely to fluctuate from year to year and may decline. If we are unable to maintain consistent revenue growth, it may adversely impact our profitability and the value of our common stock.
Our results may fluctuate from period to period, which could prevent us from meeting our own guidance or security analyst or investor expectations.
Our results of operations, including our revenues, gross margin, operating margin, profitability, cash flows, normalized billings, and deferred revenue, as well as other metrics we may report, have in the past and may in the future vary from period to period for a variety of reasons, including those listed elsewhere in this “Risk Factors” section, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Additionally, from time to time, we issue guidance and provide commentary regarding our expectations for certain future financial results and other metrics on both a near-term and long-term basis. Our guidance is based upon a number of assumptions and estimates that are subject to significant business, economic, and competitive uncertainties that are beyond our control and are based upon assumptions about future business and accounting decisions that may change or be wrong. Our guidance may prove to be incorrect, and actual results may differ from our guidance. Fluctuations in our results, changes in our guidance, or failure to achieve our guidance or security analyst or investor expectations, even if not materially, could cause the price of our common stock to decline substantially, and our investors could incur substantial losses.
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
We derive a significant portion of our revenues from the renewal of existing subscription orders. The majority of our customers’ orders for subscription services have one-year terms. Our customers have no obligation to renew their subscriptions after their orders expire. Thus, securing the renewal of our subscription orders and selling additional solutions and user subscriptions is critical to our future operating results. Factors that may affect the renewal rate for our solutions and our ability to sell additional solutions and user subscriptions include:
•the price, performance, and functionality of our solutions;
•the effectiveness of our professional services;
•the strength of our business relationships with our customers;

50	Veeva Systems Inc. | Form 10-Q

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
For example, certain of our contracting terms include an annual inflation adjustment that raises the price to each customer upon renewal by the lower of 4% or the Consumer Price Index (All Urban Consumer, U.S. City Average, All Items Index) published by the U.S. Bureau of Labor and Statistics for the month of August of the prior calendar year. If this increase results in reduced renewal rates, our business and results of operations will be adversely affected. Further, our customers may negotiate terms less advantageous to us upon renewal, which could reduce our revenues from these customers. As a customer’s total spend on Veeva solutions increases, we expect purchasing scrutiny at renewal to increase as well, which may result in reductions in user subscriptions or increased pricing pressure. Other factors that are not within our control may contribute to a reduction in our subscription services revenues. For instance, our customers may reduce their number of sales representatives, which would result in a corresponding reduction in the number of user subscriptions needed for some of our solutions and thus a lower aggregate renewal fee, or our customers may discontinue clinical trials for which our solutions are being used. In addition, our master subscription agreements governing multi-year orders generally include a right to terminate for convenience. Certain customers have exercised that right prior to the contracted end date, and other customers may also choose to do so in the future.
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

Veeva Systems Inc. | Form 10-Q	51

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
Our master subscription agreements governing multi-year orders generally include a termination for convenience right for our customers. The amount of revenue recognized from such orders will generally be consistent with the amount invoiced for the relevant term of the order.
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

52	Veeva Systems Inc. | Form 10-Q

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
Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. As we continue to expand our operations in countries outside the United States, an increasing proportion of our revenues and expenditures in the future may be denominated in foreign currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, Great British Pound Sterling, Chinese Yuan, and Hungarian Forint, and may be adversely affected in the future due to changes in foreign currency exchange rates. Changes in exchange rates may negatively affect our revenues, expenses, and other operating results as expressed in U.S. dollars in the future. For example, changes in exchange rates negatively affected our revenues as expressed in U.S. dollars for the fiscal years ended January 31, 2024 and 2023 and may also negatively affect our revenues as expressed in U.S. dollars for the fiscal year ending January 31, 2025. Further, we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
We engage in the hedging of our foreign currency transactions and may in the future hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
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

Veeva Systems Inc. | Form 10-Q	53

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

54	Veeva Systems Inc. | Form 10-Q

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
Our success and ability to compete depend in part upon our intellectual property. As of October 31, 2024, we have filed numerous domestic and foreign patent applications and have been issued 82 U.S. patents and 13 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners, consultants and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate and we may not be able to prevent the unauthorized disclosure or use of our technical knowledge, trade secrets or other confidential information. Further, if there is a breach or violation of the terms of our confidentiality agreements, we may not have adequate remedies.
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

Veeva Systems Inc. | Form 10-Q	55

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

56	Veeva Systems Inc. | Form 10-Q

Our common stock price has been and will likely continue to be volatile.
The trading price of our common stock has been, and will likely continue to be, volatile for the foreseeable future. In addition, the trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. Uncertain macroeconomic and geopolitical factors in recent periods, including as a result of global inflationary pressures and changes in interest rates, currency exchange fluctuations, the Russian invasion of Ukraine, the Israel-Hamas conflict, and concerns about a possible domestic or global recession have led to volatility in the stock market. As a result, our stock price has changed significantly in recent periods, and we expect the trading price of our common stock will likely continue to be volatile for the foreseeable future. In addition to those risks described in this “Risk Factors” section, other factors have in the past and could in the future impact the value of our common stock, including:
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

Veeva Systems Inc. | Form 10-Q	57

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
Our bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law or any action asserting a claim against us that is governed by the internal affairs doctrine. Our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for any action asserting a claim arising pursuant to the Securities Act of 1933, such a provision known as a “Federal Forum Provision.” Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to these provisions.
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
None.
c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans
None of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K) during the fiscal quarter ended October 31, 2024.

Veeva Systems Inc. | Form 10-Q	59

ITEM 6.    EXHIBITS.
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed
		Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	6/14/2024

3.2	Certificate of Retirement of Class B Common Stock of Veeva Systems Inc.	8-K	001-36121	3.1	10/16/2023

3.3	Amended and Restated Bylaws of Veeva Systems Inc.	8-K	001-36121	3.1	6/23/2023

10.1*	Offer Letter, dated May 23, 2024, between Brian Van Wagener and the Registrant.	8-K	001-36121	10.1	9/16/2024

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

60	Veeva Systems Inc. | Form 10-Q

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.
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

Veeva Systems Inc.

Dated:	December 9, 2024	By:	/s/ BRIAN VAN WAGENER
Brian Van Wagener Chief Financial Officer (Principal Financial Officer)

Dated:	December 9, 2024	By:	/s/ KRISTINE DIAMOND
Kristine Diamond Chief Accounting Officer (Principal Accounting Officer)

62	Veeva Systems Inc. | Form 10-Q