Form 10-K
period 2025-01-31
VEEVA SYSTEMS INC
filed 2025-03-24
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-K
____________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.            ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, which was July 31, 2024, based on the closing price of $191.93 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange on July 31, 2024, the last trading day of the second fiscal quarter, was approximately $28.3 billion. Shares of Class A common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 21, 2025, there were 162,696,040 shares of the registrant’s Class A common stock outstanding. We refer to our Class A common stock as our “common stock.”
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. The proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2025.

Veeva Systems Inc. | Form 10-K	1

Pursuant to Part IV, Item 16, a summary of Form 10-K content follows, including hyperlinked cross-references (in the EDGAR filing). This allows users to easily locate the corresponding items in this annual report on Form 10-K where the disclosure is fully presented. The summary does not include certain Part III information that will be incorporated by reference from the Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed within 120 days after our fiscal year ended January 31, 2025.

Veeva Systems Inc. | Form 10-K	3

Veeva Systems Inc. | Form 10-K	4

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
Our goal is to become the most strategic software, data, and business consulting partner to the life sciences industry, supporting the industry’s most critical drug development, quality and manufacturing, and commercialization functions. Our commercial solutions help life sciences companies achieve better, more intelligent engagement with healthcare professionals and healthcare organizations across multiple communication channels, and plan and execute more effective media and marketing campaigns. Our R&D solutions for the clinical, regulatory, quality, and safety functions help life sciences companies streamline their end-to-end product development and quality and manufacturing processes to increase operational efficiency and maintain regulatory compliance throughout the product life cycle. Our solutions for clinical research sites enable regulatory documents and trial information to be managed in a modern cloud solution that is intended to accelerate the clinical research process for the life sciences industry overall.
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
Our Industry Cloud Solutions for Life Sciences
Our industry cloud solutions for the life sciences industry are grouped into four major product categories—Veeva Development Cloud, Veeva Quality Cloud, Veeva Commercial Cloud, and Veeva Data Cloud—and are designed to address pharmaceutical, biotechnology, and medical devices and diagnostics (MedTech) companies’ most pressing strategic needs in their commercial and R&D operations. For financial reporting purposes, revenues associated with our Veeva Commercial Cloud and Veeva Data Cloud solutions are classified as “Commercial Solutions” revenues, and revenues associated with our Veeva Development Cloud and Veeva Quality Cloud solutions are classified as “R&D Solutions” revenues.
Veeva Development Cloud includes application suites for the clinical, regulatory, and safety functions of life sciences companies, all built on our proprietary Veeva Vault platform. Veeva Vault’s unique ability to handle content and data allows us to build content and data-centric applications to help customers streamline end-to-end business processes and eliminate manual processes and siloed systems. Veeva Vault can be deployed one application at a time or as an integrated solution with multiple applications that enable customers to unify and manage important documents and related data in a single global system:
•Veeva Clinical Platform advances clinical trial execution by providing a complete and connected technology ecosystem. Our clinical platform is designed to enable seamless execution and flow of data between clinical trial stakeholders—including patients, research sites, contract research organizations

Veeva Systems Inc. | Form 10-K	2

(CROs), and trial sponsors—for faster, more efficient trials that achieve higher data accuracy and increased patient diversity. Our suite of applications for clinical research sites and patient engagement facilitates clinical trial participation for patients and streamlines study execution for research sites and trial sponsors. These offerings include applications that enable sites to manage study documents electronically and securely exchange information with sponsors and CROs.
•Veeva Clinical Data Management helps sponsors and CROs design and run trials with tools to speed the build process and eliminate manual steps. This includes Veeva EDC for electronic data capture; Veeva CDB for aggregating, cleaning, and transforming clinical data; and solutions for electronic processing of consents and assessments of clinical trial participants. Veeva Clinical Operations Suite offers applications such as Veeva eTMF, an electronic trial master file application, Veeva CTMS for clinical trial management, solutions for randomization and trial supply management, and solutions for automating the flow of clinical trial information between sponsors, CROs, and clinical research sites for better collaboration and faster clinical trials.
•Veeva Safety is a suite of applications that unifies systems and processes to enable proactive patient safety. These offerings include applications that manage drug safety content as well as the intake, processing, and submission of adverse event data.
•Veeva RIM is a suite of applications that provides fully integrated regulatory information management capabilities on a single cloud platform. These offerings include applications that enable life sciences companies to manage, track, and report product and registration information and to facilitate content planning, authoring, publishing, and archiving of regulatory submissions to healthcare authorities.
Veeva Quality Cloud unifies quality applications, processes, and partners across content management, training, quality management, quality assurance, and quality control lab solutions on the Veeva Vault platform. These applications help our customers in the life sciences and consumer products industries to develop and manufacture products more efficiently. Veeva Quality Cloud includes Veeva QMS to manage integrated quality processes and Veeva Quality Docs to manage regulated quality content throughout its lifecycle, as well as lab solutions, which enable quality control to optimize batch release testing, stability study management, and environmental monitoring, and training solutions, which increase quality training efficiency and compliance.
Veeva Commercial Cloud is a product category comprised of software and analytics solutions built specifically for life sciences companies to more efficiently and effectively commercialize their products. Veeva Commercial Cloud includes solutions for the sales, marketing, and medical affairs functions of a life sciences company:
•Veeva Vault CRM Suite is our next generation CRM solution built on our proprietary Veeva Vault platform. Vault CRM brings together sales, marketing, medical, and service teams at pharmaceutical and biotechnology companies in a single Vault database, with shared data and content, to manage, track, and optimize engagement with healthcare professionals. Vault CRM includes the full functionality of our legacy product, Veeva CRM, with additional applications like Campaign Manager for coordination across engagement channels and Service Center for customer support. Veeva CRM and some of its related applications are built on a platform provided by Salesforce, Inc. and will be supported until September 1, 2030. Both Vault CRM and Veeva CRM include multichannel CRM applications that can enhance and extend our core CRM and Medical CRM products, providing customers with an end-to-end solution across all key channels, including face-to-face, email, and virtual engagement, live and virtual enterprise events, and field collaboration.
•Veeva Medical provides a single, validated source of medical content across multiple channels and geographies with capabilities for medical affairs teams to centralize medical inquiries and content.
•Veeva PromoMats is an end-to-end content and digital asset management (DAM) solution through which life sciences companies can collaborate, review, distribute, and update commercial content and manage assets.
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

•Veeva OpenData is customer reference data. This includes demographic information, license information and status, specialty information, affiliations, and other key data about healthcare professionals and organizations that is crucial to customer engagement and compliance.
•Veeva Link applications are built on a modern data platform that combines intelligent software automation with human curation to provide deep data across a growing number of areas, including key people, key accounts, publications, conferences, medical insights, and digital engagement.
•Veeva Compass is a suite of de-identified U.S. longitudinal patient, projected prescriber, and national data designed for a wide range of commercial use cases, including business planning, patient finding, patient journey analytics, segmentation and targeting, forecasting, and incentive compensation.
•Veeva CRM Pulse is a data subscription that provides access and multichannel engagement metrics about healthcare professionals that are used by our life sciences customers for segmentation, targeting, and engagement planning.
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
Veeva Services Partners include global systems integrators and market specialty firms that help customers maximize the value of Veeva solutions. Partner services include program management, support, training, customization, and integration.
Veeva Business Consulting
We offer Veeva Business Consulting services through dedicated teams that are distinct from our professional services and support organization. Veeva Business Consulting provides strategic consulting services and solutions that are often enabled by our unique industry-wide perspective and proprietary data. Commercial Business Consulting typically focuses on a particular customer success initiative, commercial strategy, or business process change like digital engagement, commercial content management, field optimization, and commercial insights and analytics. R&D Business Consulting enables continuous and sustainable innovation across the drug development value chain, including process efficiency, time-to-market acceleration, and optimized operating model and governance.
Our Customers
As of January 31, 2025, we served 1,477 customers. For an explanation of how we define current customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations.” We deliver solutions to companies throughout the life sciences industry, including pharmaceutical, biotechnology, and medical device companies, contract sales organizations, and contract research organizations. Our life sciences customers range from the largest global pharmaceutical and biotechnology companies such as Bayer AG, Boehringer Ingelheim GmbH, Eli Lilly and Company, Gilead Sciences, Inc., Merck Sharp & Dohme Corp.,

Veeva Systems Inc. | Form 10-K	4

and Novartis Pharma AG, to emerging growth pharmaceutical and biotechnology companies, including Alkermes Inc., Alnylam Pharmaceuticals, Inc., bluebird bio, Inc., and Idorsia Pharmaceuticals Ltd. We also deliver solutions to companies in the consumer products industries.
Our Human Capital Resources
As of January 31, 2025, we had 7,291 employees worldwide, up by 119 from the previous year. Our employees in the United States are not represented by a labor union; however, in certain foreign locations, local workers’ councils represent our employees. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.
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
Technology Infrastructure and Operations
Our products are hosted in data centers located in the United States, the European Union, Japan, South Korea, Singapore, Australia, and Brazil. Our products used only within China are hosted in data centers located in China. We utilize third parties to provide our computing infrastructure and manage the infrastructure on which our solutions operate. For example, for Veeva CRM and certain of our multichannel CRM applications, we currently utilize the hosting infrastructure provided by Salesforce, Inc. For our Veeva Vault applications, including Vault CRM, and certain other Veeva Commercial Cloud applications, we utilize Amazon Web Services.
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

Veeva Systems Inc. | Form 10-K	5

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

Regulation	Regulation Description
21 CFR 820.75	U.S. FDA device regulation on system validation
21 CFR 211.68	U.S. FDA pharma GMP regulation on system validation
21 CFR 11	U.S. FDA requirement for maintenance of electronic records
EU Annex 11	EU Good Manufacturing Processes (GMP) requirement for maintenance of electronic records
21 CFR 203	Drug sample tracking as required by the Prescription Drug Marketing Act
PFSB Notification, No. 0401022 (Japan)	Use of Electromagnetic Records and Electronic Signatures for Approval of, or License for, Drugs
OECD No. 17	Application of Good Laboratory Practice (GLP) Principles to Computerised Systems
ICH E6(R3)	Good Clinical Practice (GCP) Validation Principles

Privacy Program
Veeva maintains a data privacy program aligned to applicable laws such as the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s General Data Protection Regulation (UK GDPR), the California Consumer Privacy Act (CCPA), and the U.S. Health Insurance Portability and Accountability Act (HIPAA). We have a Chief Privacy Officer who collaborates with our Chief Information Security Officer and business and product leaders throughout our organization. Our program focuses on the implementation of policies, procedures, and agreements to facilitate compliance with applicable data privacy laws and regulations as well as data privacy requirements of customers and partners; the creation and maintenance of privacy documentation to demonstrate compliance with applicable data privacy laws and regulations, including legal transfer mechanisms; the processes by which we obtain personal information through lawful and transparent means; the processes by which we process personal information; the processes by which we notify customers and data subjects in a timely manner in the event of a data breach, as required by contract or law; and the training of employees and contractors engaged in the processing of personal information. For more information about our privacy practices, please visit veeva.com/privacy.
Competition
The markets for our solutions are global, rapidly evolving, highly competitive, and subject to changing regulations, advancing technology, and shifting customer needs. In new sales cycles, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. Our CRM solutions primarily compete with Salesforce, Inc., which is developing a life sciences industry-specific CRM application and has entered into a partnership with IQVIA Holdings, which also offers various data products and other applications that compete with our products.
Our Veeva Data Cloud products as well as Veeva Crossix compete with IQVIA, Ipsos Group S.A., Definitive Health Corp., and smaller data and data analytics providers.
No single vendor offers products that compete with all of our Veeva Development Cloud or Quality Cloud applications, but IQVIA, Dassault Systèmes, OpenText Corporation, Oracle Corporation, Honeywell International Inc., and other smaller application providers offer applications that compete with certain of our Veeva Development Cloud and Quality Cloud applications.
Our Commercial Cloud, Development Cloud, and Quality Cloud application suites also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use cloud-based applications or platforms that are not life sciences specific—such as Salesforce, Inc., Box, Inc., Amazon Web Services, or Microsoft—for certain of the functions our applications provide.

Veeva Systems Inc. | Form 10-K	6

We sell certain of our Development Cloud and Quality Cloud applications to companies outside the life sciences industry. In this segment of our business, we compete with solutions such as those offered by OpenText, Microsoft, Honeywell, EtQ Management Consultants, LLC, Oracle, and Box, and custom-built software developed by third-party vendors or in-house by our potential customers.
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
Intellectual Property
We rely on a combination of patents, trade secrets, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. We have developed a process for seeking patent protection for our technology innovations. The table below provides a summary of our issued patents and pending patent applications as of January 31, 2025:

Issued U.S. patents (expiring between May 2027 and May 2044)	83
Issued international patents (expiring between April 2025 and June 2037)	13
U.S. and international pending patent applications	121

Our patents and patent applications cover technology within our Veeva Development Cloud, Veeva Commercial Cloud, Veeva Data Cloud, and Veeva Quality Cloud product families. We plan to continue expanding our patent portfolio. We require our employees, consultants, and other third parties to enter into confidentiality and proprietary rights agreements, and we control access to software, documentation, and other proprietary information. Although we rely on our intellectual property rights, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new features and functionality and frequent enhancements to our applications are essential to establishing and maintaining our technology leadership position as a provider of technology solutions to the life sciences industry.
Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop applications with the same functionality as our

Veeva Systems Inc. | Form 10-K	7

application. Policing unauthorized use of our technology and intellectual property rights is difficult, and protection of our rights through civil enforcement mechanisms may be expensive and time consuming, and may result in the impairment or loss of portions of our intellectual property.
Companies in our industry, as well as non-practicing entities, often own a number of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. We are currently engaged in legal proceedings with competitors in which the competitors are asserting trade secret misappropriation and other claims, as well as discussions with a non-practicing entity relating to alleged infringement of its patents. We may face new allegations in the future that we have infringed the patents, trademarks, copyrights, trade secrets, and other intellectual property rights of others. We expect that we and others in our industry will continue to be subject to third-party infringement claims by competitors as the functionality of applications in different industry segments overlaps, and by non-practicing entities. Any of these third parties might make a claim of infringement against us at any time. For examples, see the description of our current litigations in note 14 of the notes to our consolidated financial statements.
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

Veeva Systems Inc. | Form 10-K	8

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
•Defects or disruptions in our solutions could result in diminished demand for our solutions and a reduction in our revenues, and subject us to substantial liability.
•The migration of our customers to our Vault CRM applications built on our own Veeva Vault platform could cause business disruptions for customers, lead to the loss of our customers to competitors, and adversely affect our operating results.
•Nearly all of our revenues are generated by sales to customers in the life sciences industry, and factors that adversely affect this industry (including regulatory, funding, or policy changes) could also adversely affect us.
•Uncertain macroeconomic and geopolitical factors, including as a result of worldwide inflationary pressures and changes in interest rates, currency exchange fluctuations, changes in trade policies and practices (including the imposition of tariffs) or other economic policies, geopolitical conflicts (like the Russian invasion of Ukraine and the regional conflict in the Middle East), and concerns about a possible domestic or global recession, may cause instability in the global economy, and disruptions within the life sciences industry that may negatively impact our business, our financial results, and our stock price.
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
•Changing laws, regulations, and enforcement priorities, including increasingly complex U.S. and international data privacy and information security regulations and measures specific to the life sciences

Veeva Systems Inc. | Form 10-K	9

industry, may impose additional costs for compliance, reduce demand for our solutions, and subject us to significant liabilities.
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
Our solutions involve the storage, transmission, and other processing of our customers’ proprietary information (including personal or identifying information regarding their employees and the medical professionals whom their sales personnel contact, and sensitive proprietary data related to the clinical trial, regulatory submission, and sales and marketing processes for medical treatments), personal information of medical professionals, personal information (which may include personal health information) of patients and clinical trial participants, and other sensitive information. For example, Veeva Crossix and Veeva Compass process third-party health and non-health data for U.S. patients. Additionally, we maintain and process other confidential, proprietary, and sensitive business information, including personal information relating to our employees and contractors and confidential information relating to our solutions and business.
Unauthorized access or other security breaches or incidents, as a result of third-party action (e.g., cyberattacks, or the introduction into our networks or systems of ransomware or other malware), employee or contractor error or malfeasance, product defect, or otherwise, have resulted in and could in the future result in the loss of information or intellectual property, inappropriate access to or use, disclosure, unavailability, modification, destruction, or other processing of information, service interruption, degradation, disruption, and outages, service level credits, claims, demands, litigation, regulatory investigations and other proceedings, indemnity obligations, damage to our reputation, and other liability. It is possible that our risk of cyberattacks and other sources of security breaches and incidents may be elevated as a result of Russia’s invasion of Ukraine, the regional conflict in the Middle East, or other geopolitical tensions or conflicts, due to an increase in cyberattack attempts on us, our customers, our partners, or our technology infrastructure providers.
While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently and are becoming increasingly sophisticated and complex, and generally are not identified until they are launched against a target. For instance, as artificial intelligence (AI) technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create sophisticated new attack methods that are increasingly automated, targeted, coordinated, and difficult to defend against. Moreover, our efforts to detect, prevent, and remediate known or unknown security vulnerabilities, including those arising from third-party hardware or software in our supply chain, may be insufficient to prevent security breaches or incidents resulting from such vulnerabilities, and may result in additional direct or indirect costs and liabilities and time of management and technical personnel. We may be required to expend significant capital and financial resources to protect against the foregoing threats and to alleviate problems caused by actual or perceived security breaches or incidents. Additionally, we and our service providers may face difficulties or delays in identifying, remediating, and otherwise responding to any cybersecurity attack or other security breach or incident.
Any or all of these circumstances or issues, or the perception that any of them have occurred or are present (including any actual or perceived cyberattacks or other security breaches or incidents), could adversely affect our ability to attract new customers, cause existing customers to elect not to renew their subscriptions, result in reputational damage and harm to our market position, or subject us to third-party claims, demands, and lawsuits, regulatory investigations, proceedings, fines, and penalties, mandatory notifications and disclosures, or other action or liability, which could adversely affect our operating results and financial condition. Our insurance may not be

Veeva Systems Inc. | Form 10-K	10

adequate to cover losses associated with such events, and such insurance may not cover all of the types of costs, expenses, and losses we could incur to respond to and remediate a security breach or incident.
The markets in which we participate are highly competitive, and if we do not compete effectively, our business and operating results could be adversely affected.
The markets for our solutions are highly competitive. In new sales cycles within our largest product categories, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. Our CRM solutions primarily compete with Salesforce, Inc., which is developing a life sciences industry-specific CRM application and has entered into a partnership with IQVIA Holdings, which also offers various data products and other applications that compete with our products. Our Veeva Data Cloud products as well as Veeva Crossix, compete with IQVIA, Ipsos Group S.A., Definitive Health Corp., and smaller data and data analytics providers. IQVIA, Dassault Systèmes, OpenText Corporation, Oracle Corporation, Honeywell International Inc., and other smaller application providers offer applications that compete with certain of our Veeva Development Cloud or Veeva Quality Cloud applications. Our Veeva Commercial Cloud, Veeva Development Cloud, and Veeva Quality Cloud applications also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use cloud-based applications or platforms that are not life sciences specific—such as Salesforce, Inc., Box.com, Amazon Web Services, or Microsoft—for certain of the functions our applications provide. Our business consulting and professional services offerings compete with a range of professional services firms, which include, at times, some of our partners. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.
As we transition from our legacy Veeva CRM application to our Vault CRM application, as discussed in more detail below, certain customers have chosen, and other customers may in the future choose, to purchase CRM solutions from a competitor. For example, Salesforce, our primary CRM competitor, recently announced that a large Veeva CRM customer has committed to purchasing its CRM solutions.
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
If our competitors’ products, services, or technologies become more accepted than our solutions, if they are successful in bringing their products or services to market earlier than we are, if their products or services are more technologically capable than ours (including as a result of new or better use of evolving AI technologies), or if customers replace our solutions with custom-built software, then our revenues could be adversely affected. Moreover, if we enter new markets, we will likely face competition and will need to adapt to competitive factors that may be different from those we face today. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses, or a failure to maintain or improve our competitive market position, any of which could adversely affect our business. For all of these reasons, we may not be able to compete favorably against our current and future competitors.
If our newer solutions are not successfully adopted by new and existing customers, the growth rate of our revenues and operating results will be adversely affected.
Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions. It is uncertain whether these newer solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected overall growth. For example, as discussed in more detail below, we have begun to migrate our Veeva CRM customers to Vault CRM. We cannot be certain that we will be successful with respect to newer solutions and markets. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions, develop other new solutions, or make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.

Veeva Systems Inc. | Form 10-K	11

Our revenues are relatively concentrated within a small number of key customers, and the loss of one or more of such key customers, or their failure to renew or expand user subscriptions, could slow the growth rate of our revenues or cause our revenues to decline.
In our fiscal years ended January 31, 2025, 2024, and 2023, our top 10 customers accounted for 28%, 28%, and 29% of our total revenues, respectively. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers, which we call “reference selling.” The loss of any of our key customers, or a failure of one or more of them to renew or expand user subscriptions for some or all our products, could have a significant impact on the growth rate of our revenues, our reputation, and our ability to obtain new customers. In the event of an acquisition of one of our customers or a business combination between two of our customers, we have in the past and may in the future suffer reductions in user subscriptions or nonrenewal of certain or all of their subscription orders. We are also likely to face increasing purchasing scrutiny at the renewal of large customer subscription orders, which may result in reductions in user subscriptions or increased pricing pressure. The business impact of any of these negative events could be particularly pronounced with respect to our largest customers.
Defects or disruptions in our solutions could result in diminished demand for our solutions, a reduction in our revenues, and subject us to substantial liability.
We have from time to time found defects in our solutions, and new defects may be detected in the future. In addition, we have experienced, and may in the future experience, service disruptions, degradations, outages, and other performance problems. These types of problems may be caused by a variety of factors, including human or software errors, viruses, cyberattacks, fraud, spikes in customer usage, problems associated with our third-party computing infrastructure and network providers, infrastructure changes, and denial of service issues. Service disruptions may result from errors we make in delivering, configuring, or hosting our solutions, or designing, installing, expanding, or maintaining our computing infrastructure. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It is also possible that such problems could result in losses of customer data.
Since our customers use our solutions for important aspects of their businesses, any errors, defects, disruptions, service degradations, or other performance problems with our solutions, could hurt our reputation and may damage our customers’ businesses. Such issues have in the past, and may in the future, result in increased operational costs, delays in delivering new products, our customers delaying or withholding payment to us, cancelling their agreements with us, electing not to renew, or making service credit claims, warranty claims, or other claims against us, and loss of future sales. The occurrence of any of these events could result in diminishing demand for our solutions, a reduction of our revenues, an increase in our bad debt expense or in collection cycles for accounts receivable, or could require us to incur the expense of litigation or substantial liability.
The migration of our CRM customers to our Vault CRM applications built on our own Veeva Vault platform could cause business disruptions for customers, lead to the loss of our customers to competitors, and adversely affect our operating results.
We currently depend on the Salesforce platform to deliver our Veeva CRM application, but we have begun to migrate our CRM customers to our Vault CRM solutions, which are built on our Veeva Vault platform. We do not intend to renew our agreement with Salesforce, Inc. for use of the Salesforce platform. Veeva CRM will be supported until September 1, 2030. The migration of our Veeva CRM customers will require time and expense, which may be significant. These migration processes are complex and we cannot be certain that we will be successful. Further, certain customers have decided, and other customers may in the future decide, not to migrate to Vault CRM and use a different CRM solution, including a CRM solution provided by Salesforce. Additionally, the migration may lead to outages or performance problems with Vault CRM or other Vault applications if we encounter difficulties supporting the increased volume of users migrating from Veeva CRM. Any disruptions in our services or other migration-related problems, whether or not such incidents are our fault, that could subject us to liability or harm our reputation. If we are unsuccessful migrating our Veeva CRM customers to Vault CRM, encounter disruptions or other problems in the migration process, or our customers do not migrate to the Vault CRM in a timely manner, or at all, our business, operating results, and brand could be materially and adversely affected.

Veeva Systems Inc. | Form 10-K	12

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
In our fiscal year ended January 31, 2025, customers outside North America accounted for approximately 41% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into additional international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter.
The risks we face in doing business internationally that have in the past adversely affected, and could in the future adversely affect, our business include:
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
•difficulties in repatriating funds without adverse tax consequences or restrictions on the transfer of funds more generally, including as a result of sanctions, including those arising from the Russian invasion of Ukraine, which may limit our ability to receive payment from Russian banks;

Veeva Systems Inc. | Form 10-K	13

•adverse tax consequences, including the potential for required withholding taxes;
•fluctuations in the exchange rates of foreign currency in which our foreign revenues or expenses may be denominated;
•changes in diplomatic relations and trade policy, including the status of relations between the United States and other countries, including China and Russia, and the implementation of or changes to export controls, trade sanctions, tariffs, and embargoes, including if the United States and other countries were to impose more significant general sanctions against Russia in response to the continuing conflict in Ukraine, which could ban the use of our products by companies or users in Russia;
•public health crises, such as epidemics and pandemics; and
•unstable regional and economic political conditions or armed conflicts in the markets in which we operate, including as a result of the Russian invasion of Ukraine and the regional conflict in the Middle East.
We have an office, vendors, and customers in Israel and many of our customers in other regions also have operations in Israel. Armed conflicts, terrorist activities or political instability involving Israel or other countries in the region may cause business disruptions and adversely impact our results of operations.
We do not currently have locations or employees in Russia and our revenues from sales to Russian entities is limited. However, certain customers have reduced their number of users of our products in Ukraine. Additionally, the European Union adopted sanctions against Russia prohibiting the sale and supply of enterprise software to entities and individuals in Russia. If customers further curtail or discontinue their operations in Ukraine or Russia, or if we are not able to supply or service users in Russia due to existing or new sanctions, we may lose sales and our results of operations could be negatively impacted.
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

Veeva Systems Inc. | Form 10-K	14

Catastrophic events could disrupt our business and adversely affect our operating results.
Our corporate headquarters are located in Pleasanton, California and our primary third-party hosted computing infrastructure is located in the United States, the European Union, Japan, and South Korea. The west coast of the United States, Japan, and South Korea each contain active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or other natural disaster, or catastrophic event such as an actual or threatened public health emergency (e.g., a global pandemic), fire, extreme weather event, power loss, telecommunications failure, cyberattack, armed conflicts (including the Russian invasion of Ukraine and the regional conflict in the Middle East), or terrorist attack, we may be unable to continue our operations at full capacity or at all and may experience system interruptions, reputational harm, delays in our solution development, lengthy interruptions in our services, breaches of data security, loss of key employees, and loss of critical data, all of which could have an adverse effect on our future operating results.
Acquisitions could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations.
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

Veeva Systems Inc. | Form 10-K	15

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

Veeva Systems Inc. | Form 10-K	16

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
Nearly all of our sales are to customers in the life sciences industry. Demand for our solutions could be affected by factors that affect the life sciences industry, including:
•Regulatory changes, government policies, and government funding decisions related to the life sciences industry—Changes in regulations could negatively impact the business environment for our life sciences customers and for us. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. For example, regulatory changes with respect to life sciences advertising, such as limitations on or the elimination of the ability of pharmaceutical companies to engage in direct-to-consumer advertising, could negatively impact certain of our product offerings, including our Crossix business. Further, in recent years, there have been legislative and regulatory changes regarding the pricing of drugs and other healthcare treatments sold by life sciences companies, such as the drug pricing reforms in the Inflation Reduction Act, and additional drug pricing reforms have been discussed and may be proposed in the future. Significant changes in drug pricing policy or regulation could result in lower revenues and profits for life sciences companies and reduced demand for our products. In addition, reductions in funding of government agencies and programs relevant to the life sciences industry—such as the Food and Drug Administration, the National Institutes of Health, and Medicaid—or changes in funding priorities relevant to the life sciences industry could adversely affect the life sciences industry.
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
•Changes in the funding environment and bankruptcies in the life sciences industry—Our business depends on the overall economic health of our existing and prospective customers. The purchase of our solutions may involve a significant commitment of capital and other resources. A reduction in private funding or the ability to secure funding in public markets for early-stage life sciences companies has resulted in the past, and may result in the future, in reduced sales and adverse effects to our financial results. Moreover, life sciences companies, and in particular early-stage companies with pre-commercial treatments in clinical trials, may ultimately be unsuccessful and may subsequently declare bankruptcy. If our customers declare bankruptcy or otherwise dissolve, they may terminate their agreements with us or we may not be able to recoup the full payment of fees owed to us. Certain of our customers or potential customers may also be negatively impacted by high interest rates and may find access to debt and other financing more difficult as a result.
•Changes in market conditions and practices within the life sciences industry—The expiration of key patents, the implications of precision medicine treatments, changes in the practices of prescribing physicians and patients, changes with respect to payer relationships, and the policies and preferences of healthcare professionals and healthcare organizations with respect to the sales and marketing efforts of life sciences companies could negatively impact demand for our solutions. Changes in public

Veeva Systems Inc. | Form 10-K	17

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
•Changes in geopolitical conditions that impact the life sciences industry, changes in the ability to sell healthcare treatments in certain locations, and the global availability of healthcare treatments provided by the life sciences companies to which we sell—If economic or geopolitical conditions deteriorate, or the ability to market life sciences products or conduct clinical trials in key markets is disrupted, including as a result of the Russian invasion of Ukraine; the regional conflict in the Middle East; changes in export controls; sanctions, tariffs, or other international laws; or if the demand for life sciences products globally deteriorates for other reasons, our customers may delay or reduce their IT spending, particularly within the regions impacted by negative economic or geopolitical conditions. For example, a number of significant life sciences companies have scaled back sales, operations, and investments in Russia, including curtailing sales and marketing and clinical trial activity in Russia.
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

Veeva Systems Inc. | Form 10-K	18

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
Under the European General Data Protection Regulation (EU GDPR) and the United Kingdom’s General Data Protection Regulation (UK GDPR), we act as a data controller for our data products and a data processor with respect to our software products. Each of the GDPR and UK GDPR impose significant data protection obligations and provide for substantial penalties and other remedies for noncompliance. We maintain active self-certifications under the EU-U.S. Data Privacy Framework, the UK Extension to the EU-U.S. DPF, and the Swiss-U.S. Data Privacy Framework as set forth by the U.S. Department of Commerce. We also rely on EU, Swiss, and UK Standard Contractual Clauses, as well as our technical, contractual, and security measures, to help ensure that our European customers have the appropriate legal mechanisms in place for their personal data to be accessed from within the United States. We are required to take steps to legitimize any personal data transfers impacted by these developments, and to engage in contract negotiations with third parties that aid in processing personal data on our behalf. We may be subject to increased costs of compliance and limitations on our service providers and us. In addition, these laws are complex, with the application and interpretation of them, at times, unclear and inconsistent, and significant penalties may be imposed for non-compliance. For example, in May 2023, the Irish Data Protection Commission imposed a significant fine on a large internet technology corporation for its failure to sufficiently address risks to EU data subjects when transferring data to the U.S.
Other countries have imposed or may in the future impose data localization obligations, cross-border data transfer restrictions, and other country specific privacy and security requirements which could be problematic to cloud software and data providers. For example, in 2021, China adopted the Personal Information Protection Law, which, together with the Cybersecurity Law and the Data Security Law, require companies that process personal data of China residents above certain thresholds to seek approval from the Cyberspace Administration of China (CAC) to transfer such data outside of China. In 2023, certain of our Veeva CRM customers in China were required to request such approval from the CAC and had their requests denied. Customers required to request approval may need to implement a CRM solution that does not require data to be transferred outside of China and customers not subject to the requirement may nonetheless choose to do so. While we offer the China CRM Suite, a CRM solution that does not require data to be transferred outside of China, some customers have chosen, and other customers may choose, other CRM providers, which may negatively impact our CRM business in China. Currently, approximately 2% of our total revenue is attributable to China. Additionally, as we expand our data product offerings into new jurisdictions, we are required to assess, monitor, and comply with additional laws and regulations related to our collection and processing of data, which may include new registration, consent, and notification obligations.
We also expect laws, regulations, industry standards and other obligations in relating to privacy, data protection, and cybersecurity to continue to evolve, and that there will continue to be new, modified, and re-interpreted laws, regulations, standards, and other obligations in these areas. For example, the Network and Information Security Directive II (NIS2), adopted in 2023, aims to enhance cybersecurity across critical infrastructure and essential services in the EU. NIS2 provides for all 27 EU member states to have issued implementing legislation by October 2024; however, several EU member states have not finalized their respective legislation and guidance.
In the United States, the U.S. Department of Health and Human Services has promulgated privacy and security rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) that cover protected health information (PHI) by limiting use and disclosure and giving individuals the right to access, amend, and seek accounting of disclosures of their PHI. Certain of our customers may be either business associates or covered entities under HIPAA, which means we must maintain a HIPAA compliance program. There is also the potential for the U.S. federal government to pass additional data privacy laws.

Veeva Systems Inc. | Form 10-K	19

U.S. federal and state data privacy laws are rapidly evolving. These laws impose new and modify existing obligations on businesses that collect personal information, create new privacy rights for individuals, and contain enhanced requirements for and restrictions on data brokers. For example, under the California Consumer Privacy Act (CCPA), as amended, we are generally considered a “service provider” for our software solutions and a “business” for our data products. Some of these laws and regulations also target certain types of marketing and advertising based on the use of personal information. The State of Washington, for example, passed the My Health My Data Act, which became effective on March 21, 2024, establishing significant new restrictions on how businesses can collect, use, and disclose consumer health data. Veeva Crossix’s data platform combines large-scale data sets, inclusive of de-identified health and consumer data, to provide insights, analytics, and audience segmentation for our life sciences customers in the U.S. In response to the Washington law, we made modifications to our audience segments that may reduce demand for our Crossix products, which, in turn, could adversely impact the business. Other states have considered, and in certain cases enacted, similar laws. Additionally, the U.S. Department of Justice recently issued a final rule that takes effect on April 8, 2025, and places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to data to business partners located in China or with other specified links to China and other designated countries. These various laws, regulations, and legislative developments have potentially far-reaching consequences and have and may continue to require us to modify our solutions and data management practices and incur substantial expense in order to comply.
In addition to governmental laws and regulations, privacy advocates and other key industry players have, and may continue to, establish various new standards and certifications, such as the prohibition of third-party cookies and other identifiers in certain digital environments, that may place additional burdens or resource constraints on us, limit our ability to collect, use, and otherwise process certain data, and limit our ability to generate certain analytics. Our customers may expect us to meet voluntary certifications or adhere to other standards established by third parties. Understanding and implementing industry and customer specific requirements and certifications on top of our internationally recognized security certifications could require additional investment and management attention and may subject us to significant liabilities if we are unable to comply. Moreover, the continuing evolution of these standards might cause confusion for our customers and may have an impact on the solutions we offer. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our solutions and adversely affect our business and operating results.
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
Incorporating AI in our solutions may result in reputational harm and increased liability.
We recently began incorporating AI capabilities into certain of our solutions, which presents new risks and challenges that could affect the adoption of our solutions and our business. If our AI offerings draw controversy due to their perceived or actual impact on privacy, security or confidentiality, inefficacy or inaccuracy, or contribution to bias, discrimination, other ethical harms, or other matters, we may experience new or enhanced governmental or regulatory scrutiny, brand or reputational harm, competitive harm or legal liability. If our users lose confidence in the decisions, predictions, analyses, or other content that our AI offerings produce, the adoption of our offerings could be adversely affected, which may harm our operating results and financial condition. The legal, regulatory, and policy environments around AI are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI, including by limiting or restricting our use of AI, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. Uncertainty around new and emerging AI applications and regulations may require us to make significant changes to our use of AI, including by limiting or restricting such use, and may cause us to incur increased research and development costs or compliance costs, or divert resources from other development efforts to address issues related to AI governance. If we are unable to mitigate these risks, or if we incur excessive expenses in our efforts to do so, our reputation, business, operating results, and financial condition may be harmed.

Veeva Systems Inc. | Form 10-K	20

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
Our solutions are hosted from and use computing infrastructure provided by third parties. We utilize Amazon Web Services with respect to applications built on the Veeva Vault platform. Our Veeva CRM application is built on a platform provided by Salesforce, Inc. that utilizes hosting and computing infrastructure provided by Salesforce, Inc. However, as discussed in more detail above, we have begun to migrate our Veeva CRM customers to Vault CRM, which is built on our Veeva Vault platform. We also utilize other computing infrastructure service providers to a lesser extent.
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

Veeva Systems Inc. | Form 10-K	21

of which could adversely affect our reputation. Interruptions in our services might reduce our revenues, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to service level credit claims and potential liability, or adversely affect our renewal rates.
We are currently dependent upon Salesforce, Inc’s. platform for our Veeva CRM application.
We are currently dependent upon the Salesforce platform to deliver Veeva CRM.
However, we have begun to migrate our Veeva CRM customers to Vault CRM, which is built on our Veeva Vault platform, and we do not intend to renew our agreement with Salesforce, Inc. when the current term expires on September 1, 2025. Pursuant to the terms of our agreement, during the wind-down period from September 1, 2025 to September 1, 2030, we may not sell applications that utilize the Salesforce platform to new customers and our sales of applications that utilize the Salesforce platform to a customer existing at September 1, 2025 may not exceed 150% of the seats in use by each such customer as of September 1, 2025. After September 1, 2030, we will not be able to sell applications that utilize the Salesforce platform to any customers.
Salesforce, Inc. also has the right to terminate the agreement early in certain circumstances, including in the event of a material breach of the agreement by us, or if Salesforce, Inc. is subjected to third-party intellectual property infringement claims based on our solutions (except to the extent based on the Salesforce platform) or our trademarks and we do not remedy such infringement in accordance with the agreement. Also, if we are acquired by specified companies, Salesforce, Inc. may terminate the agreement upon notice of not less than 12 months. On May 1, 2023, as allowed by the terms of our agreement, Salesforce Inc. terminated certain competition restrictions imposed by the agreement. Per the terms of the agreement, termination of those non-competition obligations by Salesforce, Inc. released us from our minimum order commitments in the future. Under the terms of our current agreement, Salesforce, Inc. is no longer prohibited from promoting third-party products that are competitive to Veeva CRM, treating another third party as a "preferred" vendor of a CRM solution in the pharma and biotech market, or developing or promoting a product that competes with Veeva CRM. For example, Salesforce, Inc. is developing a life sciences industry-specific CRM application that will compete with our offerings and has entered into a partnership with IQVIA.
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

Veeva Systems Inc. | Form 10-K	22

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
While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. Our total revenues and subscription services revenue growth rates have declined in the past and may decline in the future. In our fiscal years ended January 31, 2025, 2024, and 2023, our total revenues grew by 16%, 10%, and 16% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2025, 2024, and 2023, our subscription services revenues grew by 20%, 10%, and 17% respectively, as compared to subscription services revenues from the prior fiscal years. Over the longer term, our revenue growth rates are likely to fluctuate from year to year and may decline. If we are unable to maintain consistent revenue growth, it may adversely impact our profitability and the value of our common stock.
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
For example, certain of our contracting terms include an annual inflation adjustment that raises the price to each customer upon renewal by the lower of 4% or the Consumer Price Index (All Urban Consumer, U.S. City Average, All Items Index) published by the U.S. Bureau of Labor Statistics for the month of August of the prior calendar year. If this increase results in reduced renewal rates, our business and results of operations will be adversely affected. Further, our customers may negotiate terms less advantageous to us upon renewal, which could reduce our revenues from these customers. As a customer’s total spend on Veeva solutions increases, we expect purchasing scrutiny at renewal to increase as well, which may result in reductions in user subscriptions or increased pricing pressure. Other factors that are not within our control may contribute to a reduction in our subscription services revenues. For instance, our customers may reduce their number of sales representatives, which would result in a corresponding reduction in the number of user subscriptions needed for some of our solutions and thus a lower aggregate renewal fee, or our customers may discontinue clinical trials for which our solutions are being used. In addition, our master subscription agreements governing multi-year orders generally include a right to terminate for convenience. Certain customers have exercised that right prior to the contracted end date, and other customers may also choose to do so in the future.
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
•pending, threatened, or future legal proceedings, certain of which are described in Part I, Item 3. “Legal Proceedings” and note 14 of the notes to our consolidated financial statements, and which we expect to continue to result in significant legal expense for the foreseeable future;
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
We derive a significant portion of our revenue from professional services fees. Our professional services revenues fluctuate from quarter to quarter as a result of the requirements, complexity, and timing of customer projects. Our customers may also choose to use third parties rather than us for certain professional services related to our solutions. As a result of these and other factors, our professional services revenues may not increase on a quarterly basis in the future or at all. Additionally, the gross margin generated from professional services fees fluctuates based on a number of factors which may vary from period to period, including the average billable hours worked by our billable professional services personnel, our average hourly rates for professional services, and the margin on

Veeva Systems Inc. | Form 10-K	24

professional services subcontracted to our third-party systems integrator partners. As a result of these and other factors, the gross margin from our professional services may not increase on a quarterly basis in the future or at all.
Because we recognize subscription services revenues ratably over the term of an order for our subscription services, our short-term results of operations may not reflect a decline in sales and may not be indicative of future results.
We generally recognize subscription services revenues ratably over the term of an order under our subscription agreements. As a result, a substantial majority of our quarterly subscription services revenues are generated from subscription agreements entered into during prior periods. Consequently, a decline in new subscriptions in any quarter may not affect our results of operations in that quarter but could reduce our revenues in future quarters. Additionally, the timing of renewals or non-renewals or termination for convenience of a subscription agreement during any quarter may only affect our financial performance in future quarters. For example, the non-renewal of a subscription agreement late in a quarter will have minimal impact on revenues for that quarter but will reduce our revenues in future quarters.
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
Our subscription orders are generally billed at the beginning of the subscription period in annual or quarterly increments, which means the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. Many of our customers, including many of our large customers, are billed on a quarterly basis and therefore a substantial portion of the value of contracts billed on a quarterly basis will not be reflected in our deferred revenue at the end of any given quarter. Also, particularly with respect to expansion orders for our Commercial Solutions, because the term of orders for additional end users or applications is commonly less than one year to align to the renewal date of existing Commercial Solutions orders, the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes may result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue compared to if the adjustment had not occurred. Additionally, changes in renewal dates may change the fiscal quarter in which deferred revenue associated with a particular order is booked. Accordingly, we do not believe that changes on a quarterly or annual basis in deferred revenue, calculated billings, or normalized billings are precise indicators of the underlying momentum of our business or future revenues. We believe that our subscription revenue guidance and normalized billings guidance for the full fiscal year are the best indicators of the momentum of our business or future revenues. Please note that we define the term calculated billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable from the immediately preceding period. We define the term normalized billings for any period to mean calculated billings adjusted for the impact of (i) term changes in our customer renewals, such as changes to renewal date (for example, changing the renewal date of multiple products to be coterminous) or changes to billing frequency (for example, changing from annual to quarterly billings), and (ii) delayed renewals that have closed and billed after the period end. However, many companies that provide cloud-based software report changes in deferred revenue or billings as key operating or financial metrics, and it is possible that analysts or investors may view these metrics as important. Thus, any changes in our deferred revenue balances or deferred revenue trends could adversely affect the market price of our common stock.
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

Veeva Systems Inc. | Form 10-K	25

foreign currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, Great British Pound Sterling, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. Changes in exchange rates may negatively affect our revenues, expenses, and other operating results as expressed in U.S. dollars in the future. For example, changes in exchange rates negatively affected our revenues as expressed in U.S. dollars for the fiscal years ended January 31, 2025 and 2024, and may also negatively affect our revenues as expressed in U.S. dollars for the fiscal year ending January 31, 2026. Further, we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
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
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value-added or similar transactional taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.
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
Our income tax provision could also be impacted by changes in accounting principles and changes in U.S. federal and state or international tax laws applicable to multinational corporations. For example, the Tax Cuts and Jobs Act of 2017 eliminated the option to currently deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years, which has negatively impacted our cash from operations. We made significant judgments and assumptions in the interpretation of this new law and in our calculations reflected in our financial results.

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

Veeva Systems Inc. | Form 10-K	26

to address the tax challenges arising from the digitalization of the economy, including a global minimum effective corporate tax rate of 15% for certain large multinational companies, referred to as Pillar Two. A number of countries, including the United Kingdom, have implemented the legislation effective January 1, 2024, and we expect others to follow. However, this did not have an adverse impact on our income tax provision for the 2025 fiscal year. We continue to monitor and assess the developments and implications surrounding changes in the global tax environment, including Pillar Two. The increasingly complex global tax environment could have a material adverse effect on our effective tax rate, results of operations, cash flows, and financial condition.
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
There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, may own or claim to own intellectual property relating to our solutions. From time to time, third parties have claimed, and may in the future claim, that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, since January 2017, we have been defending against assertions of trade secret misappropriation made by our competitor, IQVIA, as described in note 14 of the notes to our consolidated financial statements and other competitors have asserted similar claims in the past. We are also in discussions with a non-practicing entity relating to alleged infringement of its patents. As competition in our market grows and as we develop new technology products, the possibility of patent infringement and other intellectual property claims against us increases. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may

Veeva Systems Inc. | Form 10-K	27

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
Our success and ability to compete depend in part upon our intellectual property. As of January 31, 2025, we have filed numerous domestic and foreign patent applications and have been issued 83 U.S. patents and 13 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners, consultants and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate and we may not be able to prevent the unauthorized disclosure or use of our technical knowledge, trade secrets or other confidential information. Further, if there is a breach or violation of the terms of our confidentiality agreements, we may not have adequate remedies.
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

Veeva Systems Inc. | Form 10-K	28

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
The trading price of our common stock has been, and will likely continue to be, volatile for the foreseeable future. In addition, the trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. Uncertain macroeconomic and geopolitical factors, including as a result of worldwide inflationary pressures and changes in interest rates, currency exchange fluctuations, changes in trade policies and practices (including the imposition of tariffs) or other economic policies, geopolitical conflicts (like the Russian invasion of Ukraine and the regional conflict in the Middle East), and concerns about a possible domestic or global recession have led to volatility in the stock market. As a result, our stock price has changed significantly in recent periods, and we expect the trading price of our common stock will likely continue to be volatile for the

Veeva Systems Inc. | Form 10-K	29

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
•issuances of shares of common stock in connection with our equity compensation plan, acquisitions, financings, and exercises of stock options resulting in dilution to our existing stockholders; and
•any other factors discussed herein.
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

Veeva Systems Inc. | Form 10-K	30

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

Veeva Systems Inc. | Form 10-K	31

Governance
Our board of directors formed a Cybersecurity Committee to exercise oversight over our cybersecurity and privacy programs and controls for our products and our internal-use information technology. The Cybersecurity Committee is chaired by a director with cybersecurity expertise and board and executive experience at large technology companies. The Cybersecurity Committee receives reports from management on a regular basis on a range of topics, including the current cybersecurity landscape and emerging threats, the status of ongoing cybersecurity initiatives, incident reports from cybersecurity and privacy events, data privacy policies and procedures, and compliance with regulatory requirements and industry standards.
Our day-to-day cybersecurity and technology risk management efforts, including oversight of our information security management system, are led by our EVP of Internal Operations, a member of our executive leadership team with over three decades of experience in the field, whose cybersecurity experience includes serving as our Chief Information Officer and in executive roles at other companies leading security, operations, audit, and compliance teams. Our Chief Information Security Officer (CISO), who has over two decades of experience in cybersecurity, including over five years at Veeva, reports to the EVP of Internal Operations and oversees our security team. Our CISO’s cybersecurity experience includes serving as a security architect and Director of Security Engineering at Veeva, and overseeing security, automation, and performance testing for other technology companies.
Cybersecurity risk management is integrated into our broader risk management framework. We have a security points of contact program, which embeds security experts into product development, services, and IT teams. In addition, a security council, chaired by our CISO, meets monthly to discuss the security program, security incidents, and ongoing program objectives. The council is comprised of senior leaders in product development, operations, security, quality, and services, and helps ensure that security remains a top priority across the enterprise.
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
Critical elements of our ISMS include:
•Operational measures to monitor and respond to data breaches and cyberattacks. We have application, database, network, and resource monitoring in place that are designated to identify vulnerabilities, protect our applications, and alert incident response personnel. Security incidents are addressed by our Security Incident Management Policy, which includes a formal incident response process. We also provide a trust site that displays upcoming maintenance downtimes, data center incidents, and relevant security communications.
•Preventative measures to hinder or limit cyberattacks. We procure, develop, deploy, and maintain preventative solutions and follow preventative practices for our corporate IT and product engineering infrastructures, as well as the production infrastructure that processes our customer data. These solutions and practices include identity and access management, separation of duties, secure software development, network and data security, and system hardening.

Veeva Systems Inc. | Form 10-K	32

•Vulnerability and penetration testing. We commission annual vulnerability and penetration testing of certain systems by industry-recognized, third-party security specialists. In addition, our software products undergo internal vulnerability testing using automated and manual methods prior to general availability.
•Training. We require role-based security and security awareness training. All employees receive annual training on our Code of Conduct and our Acceptable Use Policy, which establishes our commitment to protecting the confidential and proprietary information of our customers and partners. In addition, all new hires and contractors must undergo information security awareness training. Subsequent security awareness training is required annually for all active employees and contractors. Employees are trained to promptly report security incidents. Employees in certain roles (e.g., customer support representatives, developers, and hiring managers) receive more extensive data and application security training annually.
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
Cybersecurity risks, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our business strategy, results of operations, or financial condition. For additional information regarding risks from cybersecurity threats that we face, and regarding our likelihood of being materially affected by risks from cybersecurity threats, please see Item 1A, “Risk Factors”.
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
We also lease offices in various locations, including North America, Europe, Asia Pacific, and Latin America. We expect to expand our facilities capacity in certain field locations during our fiscal year ending January 31, 2026 and may further expand our facilities capacity after January 31, 2026 as our employee base grows. We believe that we will be able to obtain additional space on commercially reasonable terms. See note 10 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments.
ITEM 3.    LEGAL PROCEEDINGS.
From time to time, we may be involved in legal proceedings and subject to claims incident to the ordinary course of business. For information regarding certain current legal proceedings, see note 14 of the notes to our consolidated

Veeva Systems Inc. | Form 10-K	33

financial statements, which is incorporated herein by reference. In addition to the legal proceedings referenced in note 14, we are involved in the following additional legal proceedings which may be material to our business.
California Non-Compete Matter
On July 17, 2017, we filed a complaint in the Superior Court of the State of California in the County of Alameda against Medidata, IQVIA, and Sparta Systems, Inc. (Veeva Systems Inc. v. Medidata Solutions, Inc., Quintiles IMS Incorporated, IMS Software Services, LTD., and Sparta Systems, Inc., Case No. RG17868081). Our lawsuit seeks declaratory and injunctive relief concerning the use of non-compete, confidentiality, and non-disparagement agreements by these companies. Since the original complaint was filed, there have been extensive requests to the court for rulings on contested questions.
On June 9, 2023, IQVIA, the only defendant remaining in the case, filed a counter-complaint seeking a declaration that its non-compete agreements comply with California law. On March 25, 2024, the trial court judge set a trial date of June 16, 2025 on the consolidated claims.
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
Stockholders
As of January 31, 2025, we had 17 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on January 31, 2020 in the common stock of Veeva Systems Inc., the S&P 500 Index, and the S&P 1500 Application Software Index and

Veeva Systems Inc. | Form 10-K	34

assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	January 31,
	2020	2021	2022	2023	2024	2025

Veeva Systems Inc.	100.00	188.55	161.34	116.33	141.47	159.10
S&P 500	100.00	117.25	144.56	132.68	160.30	202.59
S&P 1500 Application Software Index	100.00	131.94	146.32	118.53	178.89	194.28

ITEM 6.    [RESERVED].
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Veeva Systems Inc. | Form 10-K	35

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

Our industry cloud solutions are grouped into four major product categories—Veeva Development Cloud, Veeva Quality Cloud, Veeva Commercial Cloud, and Veeva Data Cloud. For financial reporting purposes, revenues associated with our Veeva Commercial Cloud and Veeva Data Cloud solutions are classified as “Commercial Solutions” revenues, and revenues associated with our Veeva Development Cloud and Veeva Quality Cloud solutions are classified as “R&D Solutions” revenues.
In our fiscal year ended January 31, 2025, we derived approximately 48% and 52% of our subscription services revenues and 47% and 53% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. For the fiscal year ended January 31, 2024, we derived approximately 52% and 48% of our subscription services revenues and 50% and 50% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. Revenues associated with our R&D Solutions are expected to increase as a percentage of both subscription services revenues and total revenues in the future. We also offer certain of our R&D Solutions to industries outside the life sciences industry primarily in North America and Europe.
For our fiscal years ended January 31, 2025, 2024, and 2023, our total revenues were $2,747 million, $2,364 million, and $2,155 million, respectively, representing year-over-year growth in total revenues of 16% in our fiscal year ended January 31, 2025, and 10% in our fiscal year ended January 31, 2024. For our fiscal years ended January 31, 2025, 2024, and 2023, our subscription services revenues were $2,285 million, $1,902 million, and $1,733 million, respectively, representing year-over-year growth in subscription services revenues of 20% in our fiscal year ended January 31, 2025, and 10% in our fiscal year ended January 31, 2024. We generated net income of $714 million, $526 million, and $488 million for our fiscal years ended January 31, 2025, 2024, and 2023, respectively.
As of January 31, 2025, 2024, and 2023, we served 1,477, 1,432, and 1,388 customers, respectively. As of January 31, 2025, 2024, and 2023, we had 730, 693, and 684 Commercial Solutions customers, respectively, and 1,125, 1,078, and 1,025 R&D Solutions customers, respectively. These customer count totals are net of customer attrition during each period. The combined customer counts for Commercial Solutions and R&D Solutions exceed the total customer count in each year because some customers subscribe to products in both areas. Many of our applications for R&D are used by smaller, earlier-stage, pre-commercial companies, some of which may not reach the commercialization stage.
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

Veeva Systems Inc. | Form 10-K	36

Veeva Business Consulting offering. For the fiscal year ended January 31, 2025, subscription services revenues constituted 83% of total revenues and professional services and other revenues constituted 17% of total revenues.
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
New subscription orders for our CRM applications generally have a one-year term. If a customer adds end users or additional Commercial Solutions to an existing order for a CRM application, such additional orders will generally be coterminous with the anniversary date of the CRM order, and as a result, orders for additional end users or additional Commercial Solutions will commonly have an initial term of less than one year.
Subscription services revenues are recognized ratably over the respective noncancellable subscription term because of the continuous transfer of control to the customer. Our master subscription agreements governing multi-year orders generally include a termination for convenience right for our customers. The amount of revenue recognized from such orders will generally be consistent with the amount invoiced for the relevant term of the order.
Our subscription orders are generally billed at the beginning of the subscription period in annual or quarterly increments, which means the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. Also, particularly with respect to expansion orders for our Commercial Solutions, because the term of orders for additional end users or applications is commonly less than one year to align to the renewal date of existing Commercial Solutions orders, the annualized value of such orders may not be completely reflected in deferred revenue at any single point in time. We have also agreed from time to time, and may agree in the future, to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes may result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue compared to if the adjustment had not occurred. Additionally, changes in renewal dates may change the fiscal quarter in which deferred revenue associated with a particular order is booked. Accordingly, we do not believe that changes on a quarterly or annual basis in deferred revenue, calculated billings, or normalized billings are precise indicators of future revenues. We define the term calculated billings for any period to mean revenue for the period plus the change in deferred revenue from the immediately preceding period minus the change in unbilled accounts receivable from the immediately preceding period. We define the term normalized billings for any period to mean calculated billings adjusted for the impact of (i) term changes in our customer renewals, such as changes to renewal date (for example, changing the renewal date of multiple products to be coterminous) or changes to billing frequency (for example, changing from annual to quarterly billings), and (ii) delayed renewals that have closed and billed after the period end.
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

Veeva Systems Inc. | Form 10-K	37

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
Allocated Overhead
We accumulate certain costs such as office rent, utilities, and other facilities costs, information technology, and building depreciation, and allocate them across the various departments based on headcount. We refer to these costs as “allocated overhead.”
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

Veeva Systems Inc. | Form 10-K	38

Recent Accounting Pronouncements
See note 1 of the notes to our consolidated financial statements in “Part II, Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Fiscal year ended January 31,
	2025	2024

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$2,284,659	$1,901,593
Professional services and other	461,960	462,080
Total revenues	2,746,619	2,363,673
Cost of revenues (1):
Cost of subscription services	323,070	290,577
Cost of professional services and other	376,566	386,714
Total cost of revenues	699,636	677,291
Gross profit	2,046,983	1,686,382
Operating expenses (1):
Research and development	693,078	629,031
Sales and marketing	396,726	381,472
General and administrative	265,744	246,545
Total operating expenses	1,355,548	1,257,048
Operating income	691,435	429,334
Other income, net	227,946	158,689
Income before income taxes	919,381	588,023
Income tax provision	205,243	62,318
Net income	$714,138	$525,705
(1) Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$6,591	$6,483
Cost of professional services and other	51,377	53,237
Research and development	185,901	172,876
Sales and marketing	90,178	90,865
General and administrative	103,303	70,272
Total stock-based compensation	$437,350	$393,733

Fiscal Year Ended January 31, 2025 and 2024
The following is a discussion of our results of operations for the year ended January 31, 2025 compared to the year ended January 31, 2024. For a discussion of our results of operations for the year ended January 31, 2024 compared to the year ended January 31, 2023, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2024, which is hereby incorporated by reference.

Veeva Systems Inc. | Form 10-K	39

Revenues

	Fiscal year ended January 31,
	2025	2024	% Change

	(dollars in thousands)
Revenues:
Subscription services	$2,284,659	$1,901,593	20%
Professional services and other	461,960	462,080	—%
Total revenues	$2,746,619	$2,363,673	16%
Percentage of revenues:
Subscription services	83%	80%
Professional services and other	17	20
Total revenues	100%	100%

Total revenues for the fiscal year ended January 31, 2025 increased $383 million, all of which was from growth in subscription services revenues.
The increase in subscription services revenues consisted of $274 million of subscription services revenue attributable to R&D Solutions and $109 million of subscription services revenue attributable to Commercial Solutions. The increase in subscription services revenue attributable to R&D solutions was primarily due to expanding use of Veeva Development Cloud products by both existing and new customers. The increase in subscription services revenue attributable to Commercial Solutions was primarily due to expanding use of our Veeva Commercial Cloud products by both existing and new customers and, to a lesser extent, due to higher prices in connection with our annual inflation adjustment. The geographic mix of subscription services revenues was 59% from North America, 28% from Europe, and 13% from other locations, primarily Asia Pacific, for the fiscal year ended January 31, 2025, as compared to 58% from North America, 27% from Europe, and 15% from other locations, primarily Asia Pacific, for the fiscal year ended January 31, 2024.
Professional services and other revenues for the fiscal year ended January 31, 2025 remained flat compared to the fiscal year ended January 31, 2024 due to a decline in implementation services, offset by an increase in business consulting services. The geographic mix of professional services and other revenues was 60% from North America, 33% from Europe, and 7% from other locations, primarily Asia Pacific, for the fiscal year ended January 31, 2025, as compared to 61% from North America, 32% from Europe, and 7% from other locations, primarily Asia Pacific, for the fiscal year ended January 31, 2024.
Cost of Revenue and Gross Margin

	Fiscal year ended January 31,
	2025	2024	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$323,070	$290,577	11%
Cost of professional services and other	376,566	386,714	(3)%
Total cost of revenues	$699,636	$677,291	3%
Gross margin percentage:
Subscription services	86%	85%
Professional services and other	18%	16%
Total gross margin percentage	75%	71%
Gross profit	$2,046,983	$1,686,382	21%

Cost of revenues for the fiscal year ended January 31, 2025 increased $22 million, comprising a $32 million increase in cost of subscription services, partially offset by a $10 million decrease in cost of professional services and other. The increase in cost of subscription services was primarily due to an increase of $21 million related to computing infrastructure costs, which was driven by an increase in both the number of end users and the volume of activity by end users of our subscription services. The decrease in cost of professional services and other was mainly due to lower utilization of third-party services, and reduction in employee related costs in our implementation and deployment-related activities.

Veeva Systems Inc. | Form 10-K	40

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
Research and Development

	Fiscal year ended January 31,
	2025	2024	% Change

	(dollars in thousands)
Research and development	$693,078	$629,031	10%
Percentage of total revenues	25%	27%

Research and development expenses for the fiscal year ended January 31, 2025 increased $64 million due to an increase of $46 million in employee compensation-related costs and an increase of $16 million in technology and infrastructure costs. The increase in employee compensation-related costs was primarily driven by an increase in headcount and the increase in technology and infrastructure costs was primarily driven by higher hosting fees. The expansion of our headcount in research and development and the increased technology and infrastructure costs were to support development work for the products that we offer or may offer in the future.
We expect research and development expenses to increase in the near term, primarily due to employee compensation-related costs and hosting fees as we continue to invest in our product offerings.
Sales and Marketing

	Fiscal year ended January 31,
	2025	2024	% Change

	(dollars in thousands)
Sales and marketing	$396,726	$381,472	4%
Percentage of total revenues	14%	16%

Sales and marketing expenses for the fiscal year ended January 31, 2025 increased $15 million, primarily due to an increase of $6 million in employee compensation-related costs and an increase of $4 million in travel costs. The increase in employee compensation-related costs was primarily driven by the increase in headcount during the period to support our sales and marketing efforts associated with our product offerings.
We expect sales and marketing expenses to increase in the near term, primarily due to employee compensation-related costs and the increase in marketing program costs related to events.
General and Administrative

	Fiscal year ended January 31,
	2025	2024	% Change

	(dollars in thousands)
General and administrative	$265,744	$246,545	8%
Percentage of total revenues	10%	10%

General and administrative expenses for the fiscal year ended January 31, 2025 increased $19 million, primarily due to an increase of $34 million in employee compensation-related costs, partially offset by a reduction of $10 million in legal fees. The increase in employee compensation-related costs was primarily driven by stock-based compensation related to the equity grant to our Chief Executive Officer in June 2024.

Veeva Systems Inc. | Form 10-K	41

We expect an increase in general and administrative expenses in the near term, primarily related to the stock-based compensation associated with the equity grant to our Chief Executive Officer discussed above.
Other Income, Net

	Fiscal year ended January 31,
	2025	2024	% Change

	(dollars in thousands)
Other income, net	$227,946	$158,689	44%

Other income, net, for the fiscal year ended January 31, 2025 increased $69 million due to an increase in interest income from higher investment asset balances and higher yields from investments.
Foreign Currency
We experience foreign currency fluctuations due to the periodic re-measurement of balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. The results of operations and cash flows are also subject to fluctuations in foreign currency exchange rates, particularly in the Euro, Japanese Yen, Canadian Dollar, Great British Pound Sterling, and Chinese Yuan.
Provision for Income Taxes

	Fiscal year ended January 31,
	2025	2024	% Change

	(dollars in thousands)
Income before income taxes	$919,381	$588,023	56%
Income tax provision	$205,243	$62,318	229%
Effective tax rate	22.3%	10.6%

The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to state taxes, tax credits, equity compensation, and foreign income subject to taxation in the United States. Future tax rates could be affected by changes in tax laws and regulations or by rulings in tax related litigation, as may be applicable.
During the fiscal year ended January 31, 2025, as compared to the prior fiscal year, our effective tax rate increased primarily due to the reduced excess tax benefits related to equity compensation. The decrease in excess tax benefits during the fiscal year ended January 31, 2025 was primarily due to stock option exercises by our Chief Executive Officer in the prior year and none in the current year.
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

Veeva Systems Inc. | Form 10-K	42

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

Veeva Systems Inc. | Form 10-K	43

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Fiscal year ended January 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities on a GAAP basis	$1,090,051	$911,339
Excess tax benefits from employee stock plans	(8,932)	(71,049)
Net cash provided by operating activities on a non-GAAP basis	$1,081,119	$840,290
Net cash used in investing activities on a GAAP basis	$(700,138)	$(1,076,351)
Net cash provided by (used in) financing activities on a GAAP basis	$26,115	$(16,188)

Operating income on a GAAP basis	$691,435	$429,334
Stock-based compensation expense	437,350	393,733
Amortization of purchased intangibles	18,558	19,459
Litigation settlement	5,000	—
Operating income on a non-GAAP basis	$1,152,343	$842,526
Net income on a GAAP basis	$714,138	$525,705
Stock-based compensation expense	437,350	393,733
Amortization of purchased intangibles	18,558	19,459
Litigation settlement	5,000	—
Income tax effect on non-GAAP adjustments (1)	(84,618)	(147,937)
Net income on a non-GAAP basis	$1,090,428	$790,960
Diluted net income per share on a GAAP basis	$4.32	$3.22
Stock-based compensation expense	2.65	2.41
Amortization of purchased intangibles	0.11	0.12
Litigation settlement	0.03	—
Income tax effect on non-GAAP adjustments (1)	(0.51)	(0.91)
Diluted net income per share on a non-GAAP basis	$6.60	$4.84
(1) For the fiscal years ended January 31, 2025 and 2024, we used an estimated annual effective non-GAAP tax rate of 21%.

Liquidity and Capital Resources

	Fiscal year ended January 31,
	2025	2024	2023

	(in thousands)
Net cash provided by operating activities	$1,090,051	$911,339	$780,470
Net cash used in investing activities	(700,138)	(1,076,351)	(1,007,683)
Net cash provided by (used in) financing activities	26,115	(16,188)	(19,376)
Effect of exchange rate changes on cash and cash equivalents	(1,735)	(1,780)	(4,986)
Net change in cash and cash equivalents	$414,293	$(182,980)	$(251,575)

Our principal sources of liquidity continue to be comprised of our existing cash, cash equivalents, and short-term investments. As of January 31, 2025, our cash, cash equivalents, and short-term investments totaled $5.2 billion, of which $50 million represented cash and cash equivalents held outside of the United States.
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
Our non-U.S. cash and cash equivalents are not considered indefinitely reinvested outside the United States, except in certain designated jurisdictions. As of January 31, 2025, we have not recorded any taxes, such as withholding taxes, associated with the foreign earnings that are indefinitely reinvested outside of the United States. Under currently enacted tax laws, if we were to choose to repatriate the funds we have designated as indefinitely

Veeva Systems Inc. | Form 10-K	44

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
The following is a discussion of our cash flows for the year ended January 31, 2025 compared to the year ended January 31, 2024. For a discussion of our cash flows for the year ended January 31, 2024 compared to the year ended January 31, 2023, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2024, which is hereby incorporated by reference.
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
Net cash provided by operating activities was $1,090 million for the fiscal year ended January 31, 2025 compared to $911 million provided by operating activities for the fiscal year ended January 31, 2024. The $179 million increase in cash provided by operating activities was primarily due to increased sales and the related cash collections, partially offset by increased expenses.
In the fiscal year ended January 31, 2025, cash payments for income taxes in relation to the Tax Cuts and Jobs Act of 2017, which eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years, reduced our cash flows from operating activities. The requirement may also impact our cash flows from operating activities in future periods, the amounts and specific periods of which we are unable to estimate at this time.
Cash Flows from Investing Activities
Investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities, as well as capital expenditures.
Net cash used in investing activities was $700 million for the fiscal year ended January 31, 2025 compared to $1,076 million used in investing activities for the fiscal year ended January 31, 2024. The $376 million decrease in cash used in investing activities was mainly due to the increase in proceeds from maturities and sales of short-term investments, and the decrease in purchases of short-term investments.
Cash Flows from Financing Activities
The cash flows from financing activities relate primarily to stock option exercises offset by taxes paid on behalf of employees related to the net share settlement of restricted stock units (RSUs).
Net cash provided by financing activities was $26 million for the fiscal year ended January 31, 2025 compared to $16 million used in financing activities for the fiscal year ended January 31, 2024. The $42 million change in cash

Veeva Systems Inc. | Form 10-K	45

provided by financing activities was related to an increase of $43 million in proceeds from employee stock option exercises.
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
Revenue Recognition
We derive our revenues primarily from subscription services and professional services. Some of our contracts with customers contain multiple performance obligations. The transaction price is allocated to the distinct performance obligations on a relative standalone selling price basis. Significant judgment is sometimes required in developing an estimate of the standalone selling price for each distinct performance obligation based on our overall pricing objectives, market conditions, and other factors, including other groupings such as customer type and geography. The standalone selling prices of our distinct performance obligations are reviewed on a periodic basis or when there are significant changes in facts and circumstances. Our pricing objectives, market conditions, or other factors may change in the future, resulting in changes to standalone selling prices that could impact the timing or amount of revenue recognition.
Business Combinations and Valuation of Acquired Intangible Assets
We allocate the purchase price of acquired companies to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions with respect to the valuation of intangible assets. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to future expected cash flows, future revenue growth, margins, customer retention rates, technology life, royalty rates, expected use of acquired assets, and discount rates. These factors are also considered in determining the useful life of the acquired intangible assets. These estimates are based in part on historical experience, market conditions, and information obtained from management of the acquired companies and are inherently uncertain. Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recorded.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, Great British Pound Sterling, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. For the fiscal year ended January 31, 2025, about 83% of our revenues and about 81% of our expenses were denominated in USD.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded and such fluctuations can impact our net income. We engage in the hedging of our foreign currency transactions as described in note 7 of the notes to our consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. Realized and unrealized foreign currency gains and losses were immaterial for both the fiscal years ended January 31, 2025 and 2024.

Veeva Systems Inc. | Form 10-K	46

Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $5.2 billion as of January 31, 2025. This amount was held primarily in demand deposit accounts, money market funds, corporate notes and bonds, U.S. treasury securities and agency obligations, and asset-backed securities. The cash and cash equivalents are held for working capital purposes and other operational activities. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $58 million market value reduction in our investment portfolio as of January 31, 2025. An immediate decrease of 100-basis points in interest rates would have increased the market value by $58 million as of January 31, 2025. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Veeva Systems Inc. | Form 10-K	47

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
VEEVA SYSTEMS INC.

Veeva Systems Inc. | Form 10-K	48

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Veeva Systems Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Veeva Systems Inc. and subsidiaries (the Company) as of January 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Veeva Systems Inc. | Form 10-K	49

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
Evaluation of the sufficiency of audit evidence over revenue
As discussed in Note 1 to the consolidated financial statements, the Company recorded $2,747 million of total revenues for the year ended January 31, 2025, of which $2,285 million was subscription services related, and $462 million was professional services related. Each of these categories of revenue has multiple service offerings, and the Company’s process for revenue recognition differs between them.

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
/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
San Francisco, CA
March 24, 2025

Veeva Systems Inc. | Form 10-K	50

VEEVA SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)

	January 31, 2025	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,118,785	$703,487
Short-term investments	4,031,442	3,324,269
Accounts receivable, net of allowance for credit losses of $57 and $520, respectively	1,016,356	852,172
Unbilled accounts receivable	40,761	36,365
Prepaid expenses and other current assets	101,458	86,918
Total current assets	6,308,802	5,003,211
Property and equipment, net	55,912	58,532
Deferred costs, net	26,383	23,916
Lease right-of-use assets	63,863	45,602
Goodwill	439,877	439,877
Intangible assets, net	44,460	63,017
Deferred income taxes	343,919	233,463
Other long-term assets	56,540	43,302
Total assets	$7,339,756	$5,910,920
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,447	$31,513
Accrued compensation and benefits	39,429	43,433
Accrued expenses and other current liabilities	35,557	32,980
Income tax payable	9,024	11,862
Deferred revenue	1,273,978	1,049,761
Lease liabilities	9,969	9,334
Total current liabilities	1,398,404	1,178,883
Deferred income taxes	587	2,052
Long-term lease liabilities	65,806	46,441
Other long-term liabilities	42,586	38,720
Total liabilities	1,507,383	1,266,096
Commitments and contingencies (note 14)
Stockholders’ equity:
Common stock, $0.00001 par value; 800,000,000 shares authorized at January 31, 2025 and January 31, 2024. 162,583,789 and 161,260,172 issued and outstanding at January 31, 2025 and January 31, 2024, respectively	2	2
Additional paid-in capital	2,386,192	1,915,002
Accumulated other comprehensive loss	(8,416)	(10,637)
Retained earnings	3,454,595	2,740,457
Total stockholders’ equity	5,832,373	4,644,824
Total liabilities and stockholders’ equity	$7,339,756	$5,910,920

See Notes to Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-K	51

VEEVA SYSTEMS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Fiscal year ended January 31,
	2025	2024	2023

Revenues:
Subscription services	$2,284,659	$1,901,593	$1,733,002
Professional services and other	461,960	462,080	422,058
Total revenues	2,746,619	2,363,673	2,155,060
Cost of revenues (1):
Cost of subscription services	323,070	290,577	257,635
Cost of professional services and other	376,566	386,714	351,770
Total cost of revenues	699,636	677,291	609,405
Gross profit	2,046,983	1,686,382	1,545,655
Operating expenses (1):
Research and development	693,078	629,031	520,278
Sales and marketing	396,726	381,472	348,691
General and administrative	265,744	246,545	217,595
Total operating expenses	1,355,548	1,257,048	1,086,564
Operating income	691,435	429,334	459,091
Other income, net	227,946	158,689	50,005
Income before income taxes	919,381	588,023	509,096
Income tax provision	205,243	62,318	21,390
Net income	$714,138	$525,705	$487,706
Net income per share:
Basic	$4.41	$3.27	$3.14
Diluted	$4.32	$3.22	$3.00
Weighted-average shares used to compute net income per share:
Basic	161,879	160,532	155,385
Diluted	165,232	163,486	162,437
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investments	$4,094	$22,038	$(14,854)
Net change in cumulative foreign currency translation loss	(1,873)	(1,546)	(4,317)
Comprehensive income	$716,359	$546,197	$468,535

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$6,591	$6,483	$6,257
Cost of professional services and other	51,377	53,237	50,341
Research and development	185,901	172,876	141,571
Sales and marketing	90,178	90,865	87,509
General and administrative	103,303	70,272	66,229
Total stock-based compensation	$437,350	$393,733	$351,907

See Notes to Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-K	52

VEEVA SYSTEMS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Class A & B common stock (1)		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount

Balance at January 31, 2022	154,196,597	$2	$1,196,547	$1,727,046	$(11,958)	$2,911,637
Issuance of common stock upon exercise of stock options	3,421,303	—	43,654	—	—	43,654
Issuance of common stock upon vesting of restricted stock units	968,004	—	—	—	—	—
Shares withheld related to net share settlement	(341,297)	—	(63,654)	—	—	(63,654)
Stock-based compensation expense	—	—	356,080	—	—	356,080
Change in other comprehensive loss	—	—	—	—	(19,171)	(19,171)
Net income	—	—	—	487,706	—	487,706
Balance at January 31, 2023	158,244,607	$2	$1,532,627	$2,214,752	$(31,129)	$3,716,252
Issuance of common stock upon exercise of stock options	2,277,533	—	62,687	—	—	62,687
Issuance of common stock upon vesting of restricted stock units	1,150,059	—	—	—	—	—
Shares withheld related to net share settlement	(412,027)	—	(79,825)	—	—	(79,825)
Stock-based compensation expense	—	—	399,513	—	—	399,513
Change in other comprehensive income	—	—	—	—	20,492	20,492
Net income	—	—	—	525,705	—	525,705
Balance at January 31, 2024	161,260,172	$2	$1,915,002	$2,740,457	$(10,637)	$4,644,824
Issuance of common stock upon exercise of stock options	673,079	—	105,538	—	—	105,538
Issuance of common stock upon vesting of restricted stock units	1,030,545	—	—	—	—	—
Shares withheld related to net share settlement	(380,007)	—	(79,116)	—	—	(79,116)
Stock-based compensation expense	—	—	444,768	—	—	444,768
Change in other comprehensive income	—	—	—	—	2,221	2,221
Net income	—	—	—	714,138	—	714,138
Balance at January 31, 2025	162,583,789	$2	$2,386,192	$3,454,595	$(8,416)	$5,832,373

(1) Class B common stock was converted to Class A common stock on October 15, 2023. We refer to our Class A common stock as common stock. See note 13 Net Income per Share.
See Notes to Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-K	53

VEEVA SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal year ended January 31,
	2025	2024	2023

Cash flows from operating activities
Net income	$714,138	$525,705	$487,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,383	32,628	29,122
Reduction of operating lease right-of-use assets	11,547	11,691	12,198
Accretion of discount on short-term investments	(24,443)	(26,515)	(3,624)
Stock-based compensation	437,350	393,733	351,907
Amortization of deferred costs	15,528	18,177	22,096
Deferred income taxes	(112,273)	(105,374)	(127,502)
Other, net	1,201	471	1,227
Changes in operating assets and liabilities:
Accounts receivable	(164,572)	(149,810)	(72,177)
Unbilled accounts receivable	(4,396)	45,809	(18,908)
Deferred costs	(17,995)	(10,268)	(20,815)
Prepaid expenses and other current and long-term assets	(17,453)	414	(47,399)
Accounts payable	(1,961)	(10,230)	21,429
Accrued expenses and other current liabilities	(1,414)	(4,249)	9,276
Income tax payable	(2,838)	6,916	(2,815)
Deferred revenue	227,838	188,164	140,472
Lease liabilities	(9,835)	(6,879)	(10,644)
Other long-term liabilities	246	956	8,921
Net cash provided by operating activities	1,090,051	911,339	780,470
Cash flows from investing activities
Purchases of short-term investments	(2,581,968)	(2,697,968)	(1,996,878)
Maturities and sales of short-term investments	1,902,349	1,647,813	1,002,707
Long-term assets	(20,519)	(26,196)	(13,512)
Net cash used in investing activities	(700,138)	(1,076,351)	(1,007,683)
Cash flows from financing activities
Proceeds from exercise of common stock options	105,538	62,687	43,654
Taxes paid related to net share settlement of equity awards	(79,423)	(78,875)	(63,030)
Net cash provided by (used in) financing activities	26,115	(16,188)	(19,376)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,735)	(1,780)	(4,986)
Net change in cash, cash equivalents, and restricted cash	414,293	(182,980)	(251,575)
Cash, cash equivalents, and restricted cash at beginning of period	706,670	889,650	1,141,225
Cash, cash equivalents, and restricted cash at end of period	$1,120,963	$706,670	$889,650

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$1,118,785	$703,487	$886,465
Restricted cash included in other long-term assets	2,178	3,183	3,185
Total cash, cash equivalents, and restricted cash at end of period	$1,120,963	$706,670	$889,650

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$322,048	$134,473	$167,952
Excess tax benefits from employee stock plans	$8,932	$71,049	$82,009

See Notes to Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-K	54

VEEVA SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Business and Significant Accounting Policies
Description of Business
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. Our offerings span cloud software, data, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (R&D) through commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. Our commercial solutions help life sciences companies achieve better, more intelligent engagement with healthcare professionals and healthcare organizations across multiple communication channels, and plan and execute more effective media and marketing campaigns. Our R&D solutions for the clinical, regulatory, quality, and safety functions help life sciences companies streamline their end-to-end product development and quality and manufacturing processes to increase operational efficiency and maintain regulatory compliance throughout the product life cycle. Our solutions for clinical research sites enable regulatory documents and trial information to be managed in a modern cloud solution that is intended to accelerate the clinical research process for the life sciences industry overall. Our fiscal year end is January 31.
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
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and

Veeva Systems Inc. | Form 10-K	55

•Recognition of revenue when, or as, we satisfy a performance obligation.
Subscription Services Revenues
Subscription services revenues are recognized ratably over the respective noncancellable subscription term because of the continuous transfer of control to the customer. Our subscription arrangements are considered service contracts, and the customer does not have the right to take possession of the software.
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
Deferred Costs
Deferred costs represent sales commissions associated with obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit that we have determined to be three years. We determined the period of benefit by taking into consideration the expected renewal period of our customer contracts, our technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of comprehensive income.
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
Our financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Our cash equivalents and short-term investments are held by established financial institutions. We have established guidelines relative to credit ratings, diversification, and maturities that seek to maintain safety and liquidity. Deposits in these financial institutions may significantly exceed federally insured limits.
We do not require collateral from our customers and generally require payment within 30 days to 60 days of billing.
The following customer exceeded 10% of total accounts receivable as of the dates shown:

	January 31,
	2025	2024
Customer 1	10.1%	10.1%

No single customer represented over 10% of our total revenues for any of the years presented.
Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Veeva Systems Inc. | Form 10-K	56

Short-term Investments
Our short-term investments are classified as available-for-sale and recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their amortized cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income, net, in the consolidated statements of comprehensive income. Interest, amortization of premiums, and accretion of discount on all short-term investments are also included as a component of other income, net, in the consolidated statements of comprehensive income.
We may sell our short-term investments at any time for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond 12 months, as current assets in the accompanying consolidated balance sheets.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses.
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
Leases with a term of one year or less are not recognized on our consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.
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

Veeva Systems Inc. | Form 10-K	57

basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Internal-use software is included in other long-term assets on the consolidated balance sheets.
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
We have one reporting unit and completed our annual impairment test in our fourth quarter of the fiscal year ended January 31, 2025. There were no goodwill impairment charges during any of the periods presented.
Intangible assets associated with purchased intangibles, consisting of existing technology, customer relationships, trade names and trademarks, and data supplier and partner relationships are stated at cost less accumulated amortization and are amortized on a straight-line basis over their estimated remaining economic lives. Amortization expense related to existing technology and data supplier and partner relationships is included in cost of subscription services. Amortization expense related to customer relationships and trade names and trademarks is included in sales and marketing expense.
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
Stock-based Compensation
We recognize compensation expense for all stock-based awards, including stock options and restricted stock units (RSUs), based on the estimate of fair value of the award at the grant date. The fair value of each option award is estimated on the grant date using either a Black-Scholes option-pricing model or a Monte Carlo simulation, to the extent market conditions exist. These models require that at the date of grant we determine the fair value of the underlying common stock, the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield of our common stock. The fair value of each RSU award is measured based on the closing stock price of our common stock on the date of grant. We account for forfeitures as they occur. Compensation expense for awards with service conditions is recognized on a straight-line basis and for awards with market conditions is recognized on a graded vesting attribution method over the requisite service periods.
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

Veeva Systems Inc. | Form 10-K	58

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
We regularly assess the realizability of our deferred tax assets and establish a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We evaluate and weigh all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, and projected future taxable income. Generally, more weight is given to objectively verifiable evidence such as the cumulative income in recent years.
We establish liabilities or reduce assets for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the position will be sustained upon an audit, including resolution of related appeals or litigation processes, if any. The second step requires us to measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement. We recognize interest accrued and penalties related to unrecognized tax benefits as a component of income tax provision.
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

Veeva Systems Inc. | Form 10-K	59

Recently Adopted Accounting Pronouncements
Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. We adopted the new standard during the year ended January 31, 2025. See note 15 for more information.
New Accounting Pronouncements Issued and Not Yet Adopted
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure, in the notes to the financial statements, of additional information about certain costs and expenses for interim and annual reporting periods. This new standard is effective for our fiscal year beginning on February 1, 2027 and interim periods beginning on February 1, 2028 on a prospective basis and retrospective application is permitted. We are currently evaluating this ASU to determine its impact on our disclosures.
Note 2. Short-Term Investments
As of January 31, 2025, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposit	$64,045	$69	$(21)	$64,093
Asset-backed securities	526,986	3,257	(232)	530,011
Commercial paper	74,468	108	(1)	74,575
Corporate notes and bonds	2,202,150	10,588	(5,782)	2,206,956
Foreign government bonds	176,684	442	(1,023)	176,103
Municipal securities	67,780	173	(122)	67,831
U.S. agency obligations	24,616	94	(1)	24,709
U.S. treasury securities	888,968	1,440	(3,244)	887,164
Total available-for-sale securities	$4,025,697	$16,171	$(10,426)	$4,031,442

Veeva Systems Inc. | Form 10-K	60

As of January 31, 2024, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposit	$94,210	$87	$(14)	$94,283
Asset-backed securities	605,852	2,916	(1,787)	606,981
Commercial paper	144,218	47	(20)	144,245
Corporate notes and bonds	1,581,382	8,835	(5,188)	1,585,029
Foreign government bonds	50,180	206	(180)	50,206
Municipal securities	79,404	301	(231)	79,474
U.S. agency obligations	49,372	232	(12)	49,592
U.S. treasury securities	717,015	1,268	(3,824)	714,459
Total available-for-sale securities	$3,321,633	$13,892	$(11,256)	$3,324,269

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	January 31,
	2025	2024
Due in one year or less	$1,066,558	$919,871
Due in greater than one year	2,964,884	2,404,398
Total	$4,031,442	$3,324,269

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. It is more likely than not we will hold the securities until maturity or a recovery of the cost basis.

Veeva Systems Inc. | Form 10-K	61

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of January 31, 2025 (in thousands):

	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Certificates of deposit	$20,095	$(21)	$—	$—
Asset-backed securities	25,220	(31)	44,789	(201)
Commercial paper	4,944	(1)	—	—
Corporate notes and bonds	616,379	(5,569)	71,331	(213)
Foreign government bonds	76,856	(1,023)	—	—
Municipal securities	22,593	(122)	—	—
U.S. agency obligations	1,865	(1)	—	—
U.S. treasury securities	439,382	(3,072)	173,071	(172)

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

Note 3. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $26 million and $24 million as of January 31, 2025 and January 31, 2024, respectively. Amortization expense for the deferred costs included in sales and marketing expenses in the consolidated statements of comprehensive income was $16 million, $18 million, and $22 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 4. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	January 31,
	2025	2024
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	22,392
Equipment and computers	1,483	2,551
Furniture and fixtures	6,288	15,498
Leasehold improvements	30,186	30,793
Construction in progress	2,992	31
Property and equipment, gross	87,365	95,289
Less accumulated depreciation	(31,453)	(36,757)
Total property and equipment, net	$55,912	$58,532

62	Veeva Systems Inc. | Form 10-K

Total depreciation expense was immaterial for the fiscal years ended January 31, 2025, 2024, and 2023.
Note 5. Goodwill and Intangible Assets
Goodwill was $440 million as of both January 31, 2025 and January 31, 2024.
The following table presents the details of intangible assets as of January 31, 2025 (dollar amounts in thousands):

	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(24,878)	$3,702	1.0
Customer relationships	113,157	(73,223)	39,934	4.5
Trade name and trademarks	13,900	(13,900)	—	0.0
Other intangibles	21,405	(20,581)	824	1.8
Total intangible assets	$177,042	$(132,582)	$44,460

The following table presents the details of intangible assets as of January 31, 2024 (dollar amounts in thousands):

	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Existing technology	$28,580	$(20,646)	$7,934	2.0
Customer relationships	113,157	(61,755)	51,402	5.3
Trade name and trademarks	13,900	(11,925)	1,975	0.8
Other intangibles	21,405	(19,699)	1,706	2.2
Total intangible assets	$177,042	$(114,025)	$63,017

Amortization expense associated with intangible assets was $19 million for all the fiscal years ended January 31, 2025, 2024, and 2023.
As of January 31, 2025, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Year	Estimated amortization expense
Fiscal 2026	$14,147
Fiscal 2027	8,922
Fiscal 2028	7,778
Fiscal 2029	7,782
Fiscal 2030	5,831
Total	$44,460

Veeva Systems Inc. | Form 10-K	63

Note 6. Accrued Expenses
Accrued expenses consisted of the following as of the dates shown (in thousands):

	January 31,
	2025	2024
Accrued commissions	$8,031	$9,848
Accrued bonus	3,391	3,481
Accrued vacation (1)	7,017	7,375
Payroll tax payable	12,595	13,829
Accrued other compensation and benefits	8,395	8,900
Total accrued compensation and benefits	$39,429	$43,433
Accrued fees payable to Salesforce, Inc.	$6,414	$6,562
Taxes payable	8,697	7,632
Other accrued expenses (2)	20,446	18,786
Total accrued expenses and other current liabilities	$35,557	$32,980

(1) Represents accrued vacation primarily for international employees. Vacation does not accrue for most U.S. employees.
(2) Prior period balances were adjusted to conform with current period presentation.

Note 7. Fair Value Measurements
The carrying amounts of accounts receivable, other current assets, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature.
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

64	Veeva Systems Inc. | Form 10-K

The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2025 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$314,872	$—	$314,872
U.S. Treasury securities	—	3,301	3,301
Short-term investments:
Certificates of deposit	—	64,093	64,093
Asset-backed securities	—	530,011	530,011
Commercial paper	—	74,575	74,575
Corporate notes and bonds	—	2,206,956	2,206,956
Foreign government bonds	—	176,103	176,103
Municipal securities	—	67,831	67,831
U.S. agency obligations	—	24,709	24,709
U.S. Treasury securities	—	887,164	887,164
Foreign currency derivative contracts	—	96	96
Total financial assets	$314,872	$4,034,839	$4,349,711
Liabilities
Foreign currency derivative contracts	$—	$(525)	$(525)
Total financial liabilities	$—	$(525)	$(525)

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

Veeva Systems Inc. | Form 10-K	65

Balance Sheet Hedges
We enter into foreign currency forward contracts in order to hedge our foreign currency exposure. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore, we account for them at fair value with changes in the fair value recorded as a component of other income, net in our consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. Realized and unrealized foreign currency gains and losses on hedges were immaterial for the fiscal years ended January 31, 2025, 2024, and 2023.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	January 31,
	2025	2024
Notional amount of foreign currency derivative contracts	$130,122	$201,407
Fair value of foreign currency derivative contracts	$130,552	$201,024

Note 8. Income Taxes
The components of income before income taxes by U.S. and foreign jurisdictions were as follows for the periods shown (in thousands):

	Fiscal year ended January 31,
	2025	2024	2023
United States	$890,066	$546,837	$482,885
Foreign	29,315	41,186	26,211
Total	$919,381	$588,023	$509,096

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction.
Provision for income taxes consisted of the following for the periods shown (in thousands):

	Fiscal year ended January 31,
	2025	2024	2023
Current provision:
Federal	$243,660	$126,174	$110,610
State	62,953	29,361	29,775
Foreign	10,903	12,157	8,507
Total current provision	317,516	167,692	$148,892
Deferred benefit
Federal	(90,035)	(87,651)	(98,923)
State	(18,569)	(15,739)	(20,755)
Foreign	(3,669)	(1,984)	(7,824)
Total deferred benefit	(112,273)	(105,374)	$(127,502)
Income tax provision	$205,243	$62,318	$21,390

66	Veeva Systems Inc. | Form 10-K

Provision for income taxes differed from the amount computed by applying the federal statutory income tax rate of 21% for each of the fiscal years ended January 31, 2025, 2024, and 2023 to income before income taxes as a result of the following for the periods shown (in thousands):

	Fiscal year ended January 31,
	2025	2024	2023
Expected provision at statutory tax rate	$193,070	$123,485	$106,910
State taxes, net of federal benefit	42,650	12,056	7,318
Tax credits	(35,416)	(36,333)	(33,463)
Stock-based compensation	35,618	(32,054)	(52,304)
Valuation allowance	3,726	13,572	5,654
Foreign derived intangible income deduction (FDII)	(30,535)	(15,489)	(15,811)
Release of income tax reserves	(2,531)	(9,201)	(293)
Other	(1,339)	6,282	3,379
Income tax provision	$205,243	$62,318	$21,390

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities related to the following (in thousands):

	January 31,
	2025	2024
Deferred tax assets:
Capitalized expenditures	$326,533	$228,845
Stock-based compensation	68,466	49,710
Tax credit carryforward	64,536	65,307
Lease liabilities	19,737	13,967
Other (1)	14,781	18,360
Gross deferred tax assets	494,053	376,189
Valuation allowance	(77,056)	(79,056)
Total deferred tax assets	416,997	297,133
Deferred tax liabilities:
Intangible assets	(23,305)	(27,019)
Lease right-of-use assets	(16,675)	(11,410)
Other (1)	(33,685)	(27,293)
Total deferred tax liabilities	(73,665)	(65,722)
Net deferred tax assets	$343,332	$231,411
(1) Prior period balances were adjusted to conform with current period presentation.

In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences and projected future taxable income. Based on a review of such information, management believes that it is possible that some portion of deferred tax assets will not be realized as a future benefit and therefore has recorded a valuation allowance. The valuation allowance at the end of January 31, 2025 was primarily related to certain U.S. state deferred tax assets.
As of January 31, 2025, the net operating loss carryforwards for state and foreign income tax purposes were approximately $13 million and $2 million, respectively, and will begin to expire in 2031 and 2030, respectively. As of January 31, 2025, we had $3 million of federal and state capital loss carryforwards available to offset future capital gains. The federal and state capital losses begin to expire in 2029.
As of January 31, 2025, we had $78 million of California research and development tax credits available to offset future taxes which do not expire.
We evaluate tax positions for recognition using a more likely than not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. We classify unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as “other non-current liabilities” in the consolidated balance sheets. As of January 31, 2025, the total amount of gross unrecognized tax benefits was $39 million, of which $25 million, if recognized, would favorably impact our effective

Veeva Systems Inc. | Form 10-K	67

tax rate. The aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows for the periods shown (in thousands):

	Fiscal year ended January 31,
	2025	2024	2023
Beginning balance	$39,737	$30,713	$25,241
Increases related to tax positions taken during the prior period	2	7,385	971
Increases related to tax positions taken during the current period	4,242	10,131	4,934
Decreases related to tax positions taken during the prior period	(101)	(17)	(137)
Lapse of statute of limitations	(4,478)	(8,475)	(296)
Ending balance	$39,402	$39,737	$30,713

Our policy is to classify interest and penalties associated with unrecognized tax benefits as a component of the provision for income taxes. Accrued interest and penalties included in our liability related to unrecognized tax benefits were $3 million, $2 million, and $3 million as of January 31, 2025, 2024, and 2023, respectively.
We file tax returns in the United States for federal, California, and other states. Fiscal years ended January 31, 2022 and forward remain open to examination for federal income tax, and fiscal years ended January 31, 2018 and forward remain open to examination for California and other states. We file tax returns in multiple foreign jurisdictions. The fiscal years ended January 31, 2020 and forward remain open to examination in these foreign jurisdictions.
Note 9. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Deferred Revenue
Of the beginning deferred revenue balance for the respective periods, we recognized $1,028 million, $833 million, and $708 million in revenue for the fiscal years ended January 31, 2025, 2024, and 2023, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of January 31, 2025, the amount of the transaction price allocated to remaining performance obligations for noncancellable subscription services contracts greater than one year was not significant with the substantial majority of such allocated transaction price included in deferred revenue and expected to be recognized over the next 12 months.
Unbilled Accounts Receivable
As of January 31, 2025, unbilled accounts receivable consisted of (i) a receivable of $33 million primarily for revenue recognized for professional services performed but not yet billed and (ii) a contract asset of $8 million primarily related to professional services performed but for which we are not contractually able to invoice until a future period.
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
For the fiscal years ended January 31, 2025, 2024, and 2023, our operating lease expense was $14 million, $16 million, and $16 million, respectively.
Supplemental cash flow information related to leases was as follows (in thousands):

68	Veeva Systems Inc. | Form 10-K

	Fiscal year ended January 31,
	2025	2024
Cash paid for lease liabilities	$12,522	$10,291
Lease right-of-use assets obtained in exchange for new lease liabilities	$30,866	$3,700

Supplemental balance sheet information related to operating leases was as follows:

	January 31,
	2025	2024
Weighted average remaining lease term	7.7 years	6.6 years
Weighted average discount rate	4.6%	4.4%

As of January 31, 2025, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year
Fiscal 2026	$8,818
Fiscal 2027	13,451
Fiscal 2028	14,101
Fiscal 2029	10,653
Fiscal 2030	9,847
Thereafter	36,041
Total lease payments	92,911
Less imputed interest	(17,136)
Total lease liabilities	$75,775

Note 11. Stockholders’ Equity
Common Stock
As of January 31, 2025 and 2024, we had 162,583,789 and 161,260,172 shares of common stock outstanding, respectively.
Voting Rights
The holders of our common stock are entitled to one vote per share.
Stockholders do not have the ability to cumulate votes for the election of directors. Our certificate of incorporation and bylaws provide for a declassified board of directors, with annual election of directors, serving a one-year term.
Dividend Rights
Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of outstanding shares of our common stock are entitled to receive dividends out of funds legally available if our board of directors, in its discretion, determines to issue dividends, and only then at the times and in the amounts that our board of directors may determine.
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

Veeva Systems Inc. | Form 10-K	69

Employee Equity Plans
Pursuant to our equity compensation program, the vast majority of our employees are granted RSUs, which typically vest over a one-year period, and stock options, which typically vest over a four-year period.
2013 Equity Incentive Plan
Our board of directors adopted our 2013 Equity Incentive Plan in August 2013, and our stockholders approved it in September 2013. The 2013 Equity Incentive Plan became effective immediately on adoption although no awards were made under it until the date of our IPO on October 15, 2013. Our board of directors approved the amended and restated 2013 Equity Incentive Plan (as amended and restated, 2013 EIP) in March 2022, and our stockholders approved it in June 2022, at which time the amended and restated 2013 EIP took effect.
As of January 31, 2025, the number of shares of our common stock available for issuance under the 2013 EIP was 47,283,077. The number of shares available for issuance under the 2013 EIP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 13.75 million shares, (b) 5% of the shares of our common stock outstanding on the last business day of the prior fiscal year, or (c) the number of shares determined by our board of directors. During our fiscal year ended January 31, 2025, our board of directors determined to add 6,450,406 shares of common stock to the 2013 EIP.
2013 Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (ESPP) was adopted by our board of directors in August 2013 and our stockholders approved it in September 2013. The ESPP became effective as of our IPO registration statement on Form S-1, on October 15, 2013. Our ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (Code). The ESPP was approved with a reserve of 4 million shares of common stock for future issuance under various terms provided for in the ESPP. As of January 31, 2025, the number of shares available for issuance under our ESPP was 4,897,856. The number of shares available for issuance under the ESPP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 2.2 million shares, (b) 1% of the shares of our common stock outstanding on the last business day of the prior fiscal year or (c) the number of shares determined by our board of directors. During our fiscal year ended January 31, 2025, our board of directors determined no additional shares were to be made available for issuance under the ESPP.
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
Stock Option Activity
The 2013 EIP provides for the issuance of incentive and nonstatutory options to employees, consultants and non-employee directors. Options issued under the 2013 EIP generally are exercisable for periods not to exceed ten years and generally vest over four years, with certain options vesting over five to seven years.

70	Veeva Systems Inc. | Form 10-K

A summary of stock option activity for the fiscal year ended January 31, 2025 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2024	11,147,810	$157.20	6.7	$626
Options granted	4,759,152	$226.45
Options exercised	(673,079)	$156.79
Options forfeited/cancelled	(599,962)	$208.88
Options outstanding at January 31, 2025	14,633,921	$177.65	6.8	$860
Options vested and exercisable at January 31, 2025	6,331,044	$130.97	4.5	$676
Options vested and exercisable at January 31, 2025 and expected to vest thereafter	14,633,921	$177.65	6.8	$860

The options granted during the fiscal year ended January 31, 2025 consisted primarily of a grant made to our Chief Executive Officer and grants made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $80.69, $81.17, and $88.25 per option for the fiscal years ended January 31, 2025, 2024, and 2023, respectively.
As of January 31, 2025, there was $466 million in unrecognized compensation cost related to unvested stock options granted under the 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 2.4 years.
The total intrinsic value of options exercised was approximately $45 million for the fiscal year ended January 31, 2025.
Stock Option Valuation Assumptions
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Fiscal year ended January 31,
	2025			2024			2023
Volatility	39%	-	41%	39%	-	41%	37%	-	40%
Expected term (in years)	5.5	-	7.6	6.3	-	7.0	6.0	-	7.0
Risk-free interest rate	3.46%	-	4.65%	3.34%	-	4.73%	1.90%	-	4.20%
Dividend yield	—%			—%			—%

During the fiscal year ended January 31, 2025, we granted our Chief Executive Officer options to purchase an aggregate of 2,650,000 shares of our common stock at an exercise price of $236.90 per share, which was equal to the Company’s 52-week high trading price at the time of grant. The stock option will vest in five equal increments on February 1 of 2026 through 2030, subject to Mr. Gassner’s continuous service as Chief Executive Officer through each annual vesting date. In addition, no portion of the stock option will be exercisable unless the closing price of the Company’s common stock is sustained at or above $236.90 per share for a period of sixty consecutive trading days during the vesting period between February 1, 2025 and February 1, 2030. The grant date fair value of the stock option of approximately $172 million was calculated using a Monte Carlo simulation model and the following table provides the assumptions used in the simulation:

Volatility	39%
Expected term (in years)	7.6
Risk-free interest rate	4.18%
Dividend yield	—%

Restricted Stock Units
The 2013 EIP provides for the issuance of restricted stock unit (RSUs) to employees. RSUs issued under the 2013 EIP generally vest over a period of one year.

Veeva Systems Inc. | Form 10-K	71

A summary of RSU activity for the fiscal year ended January 31, 2025 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2024	1,011,731	$192.77
RSUs granted	989,174	$213.04
RSUs vested	(1,030,545)	$199.52
RSUs forfeited/cancelled	(90,334)	$206.10
Balance at January 31, 2025	880,026	$206.25

As of January 31, 2025, there was a total of $84 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 1.1 years. The total grant date fair value of RSUs vested for the fiscal year ended January 31, 2025 was $215 million.
Note 12. Other Income
Other income, net, consisted of the following (in thousands):

	Fiscal year ended January 31,
	2025	2024	2023
Foreign currency (loss) gain	$(3,274)	$124	$591
Accretion on investments	22,622	24,817	2,982
Interest income, net	207,987	133,748	45,860
Miscellaneous income	611	—	572
Other income, net	$227,946	$158,689	$50,005

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
On October 15, 2023, all of our outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock pursuant to the terms of our then effective Amended and Restated Certificate of Incorporation. Because shares of Class B common stock were outstanding for a portion of the fiscal year ended January 31, 2024, we have disclosed earnings per share for Class A and Class B common stock for the fiscal year ended January 31, 2024. For the fiscal years ended January 31, 2024 and 2023, the computation of fully diluted net income per share of Class A common stock assumes the conversion from Class B common stock, while the fully diluted net income per share of Class B common stock does not assume the conversion of those shares.

72	Veeva Systems Inc. | Form 10-K

The numerators and denominators of the basic and diluted net income per share computations for our common stock are calculated as follows (in thousands, except per share data):

	Fiscal year ended January 31,
	2025	2024		2023
	Common	Class A	Class B	Class A	Class B
Basic
Numerator
Net income, basic	$714,138	$491,747	$33,958	$441,425	$46,281
Denominator
Weighted average shares used in computing net income per share, basic	161,879	150,162	10,370	140,640	14,745
Net income per share, basic	$4.41	$3.27	$3.27	$3.14	$3.14
Diluted
Numerator
Net income, basic	$714,138	$491,747	$33,958	$441,425	$46,281
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	—	33,958	—	46,281	—
Reallocation of net income to Class B common stock	—	—	8,887	—	19,163
Net income, diluted	$714,138	$525,705	$42,845	$487,706	$65,444
Denominator
Number of shares used for basic net income per share computation	161,879	150,162	10,370	140,640	14,745
Conversion of Class B to Class A common stock	—	10,370	—	14,745	—
Effect of potentially dilutive common shares	3,353	2,954	2,954	7,052	7,052
Weighted average shares used in computing net income per share, diluted	165,232	163,486	13,324	162,437	21,797
Net income per share, diluted	$4.32	$3.22	$3.22	$3.00	$3.00

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows (in thousands):

	Fiscal year ended January 31,
	2025	2024	2023
Options and RSUs	8,609	6,083	3,945

Note 14. Commitments and Contingencies
Litigation
IQVIA Litigation Matters
IQVIA and Veeva have been involved in litigation since 2017. On January 10, 2017, IQVIA Inc. and IMS Software Services, Ltd. (collectively, IQVIA) filed a claim in the U.S. District Court for the District of New Jersey alleging that, among other things, we misappropriated trade secrets related to proprietary IQVIA data in violation of federal and state law and seeking declaratory and injunctive relief and unspecified monetary damages (IQVIA Inc. v. Veeva Systems Inc. (No. 2:17-cv-00177)). On July 17, 2019, IQVIA also filed in the U.S. District Court for the District of New Jersey an action seeking declaratory judgement that IQVIA is not liable to Veeva for disallowing use of IQVIA data in Veeva software products (IQVIA Inc. v. Veeva Systems Inc. (No. 2:19-cv-15517)). We filed counterclaims in the first case as well as a complaint against IQVIA in the U.S. District Court for the Northern District of California alleging that, among other things, IQVIA has violated federal and state antitrust laws with respect to certain limits on access to and use of IQVIA data by Veeva and Veeva customers and seeking injunctive relief, monetary damages exceeding $200 million, and attorneys’ fees. These cases are currently before the same judge in the U.S. District Court for the District of New Jersey.
Fact and expert discovery in these cases is largely complete. The presiding federal district court has bifurcated the claims for trial such that IQVIA's trade secret claims will go to trial first, but no trial date has been set. In September 2024, the parties filed cross motions for summary judgment on the trade secret claims and hearings on the motions were held on January 21 and January 28, 2025. No ruling has been issued.

Veeva Systems Inc. | Form 10-K	73

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
Note 15. Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. We define the term “chief operating decision maker” to be our Chief Executive Officer (CEO). Our CEO reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, the Company operates as a single operating and reportable segment that is focused on providing industry cloud solutions tailored to the global life sciences industry.
The CEO gauges the effectiveness of investment and resourcing decisions and trends in the overall efficiency of the business over time using multiple measures of performance, including consolidated net income and adjusted operating income, which is an additional measure of our segment profitability. The measure of segment assets is reported on the consolidated balance sheets as total assets.
The following table reconciles the Company’s revenues to consolidated net income and the specific items excluded from cost of revenues and operating expenses to calculate adjusted operating income (in thousands):

	Fiscal year ended January 31,
	2025	2024	2023
Revenues	$2,746,619	$2,363,673	$2,155,060

Cost of revenues - adjusted:
Cost of subscription services revenues	312,169	279,626	246,909
Cost of professional services and other revenues	324,639	332,927	300,879
Operating expenses - adjusted:
Research and development	507,092	456,041	378,594
Sales and marketing	293,105	276,505	247,077
General and administrative	157,271	176,048	151,139
Operating income - adjusted	1,152,343	842,526	830,462
Other segment items (1)	460,908	413,192	371,371
Other income, net	227,946	158,689	50,005
Provision for income taxes	205,243	62,318	21,390
Consolidated net income	$714,138	$525,705	$487,706
(1) Other segment items included in consolidated net income consist primarily of stock-based compensation expense and amortization of purchased intangibles.

74	Veeva Systems Inc. | Form 10-K

Cost of revenues - adjusted, and operating expenses - adjusted, are segment expenses that are regularly provided to the CEO and do not include stock-based compensation, amortization of purchased intangibles, and litigation settlement expenses, as we exclude them from our internal management reporting processes. We find it useful to exclude these expenses when we assess the appropriate level of various operating expenses and resource allocations when budgeting, planning, and forecasting future periods.
Note 16. Information about Geographic Areas and Products
Information about Geographic Areas
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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Fiscal year ended January 31,
	2025	2024	2023
Revenues by geography
North America	$1,621,697	$1,387,425	$1,253,760
Europe	790,777	662,560	598,828
Asia Pacific	265,735	250,600	244,655
Middle East, Africa, and Latin America	68,410	63,088	57,817
Total revenues	$2,746,619	$2,363,673	$2,155,060

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	January 31,
	2025	2024
Long-lived assets by geography
North America	$47,144	$49,725
Europe	6,778	6,885
Asia Pacific	1,295	751
Middle East, Africa, and Latin America	695	1,171
Total long-lived assets	$55,912	$58,532

Veeva Systems Inc. | Form 10-K	75

Revenues by Product
We group our revenues into two product areas: Commercial Solutions and R&D Solutions. Commercial Solutions revenues consist of revenues from our Veeva Commercial Cloud and Veeva Data Cloud solutions. R&D Solutions revenues consist of revenues from our Veeva Development Cloud, Veeva Quality Cloud, Veeva RegulatoryOne, and Veeva QualityOne solutions.
Total revenues consist of the following (in thousands):

	Fiscal year ended January 31,
	2025	2024	2023
Subscription services
Commercial Solutions	$1,104,888	$995,803	$946,252
R&D Solutions	1,179,771	905,790	786,750
Total subscription services	2,284,659	1,901,593	1,733,002
Professional services
Commercial Solutions	185,302	185,981	177,188
R&D Solutions	276,658	276,099	244,870
Total professional services	461,960	462,080	422,058
Total revenues	$2,746,619	$2,363,673	$2,155,060

Note 17. 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees, as well as a Registered Retirement Savings Plan (RRSP) for eligible employees in Canada. Prior to January 1, 2025, we matched up to $2,000 per employee per year under the 401(k) plan. Beginning January 1, 2025, under the updated plan, we match up to $4,000 per employee per year. Under the RRSP plan, we also match up to $2,000 per employee per year. For the fiscal years ended January 31, 2025, 2024, and 2023, total expense related to these plans was $10 million, $9 million, and $8 million, respectively.
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2025 based on the criteria set forth in

76	Veeva Systems Inc. | Form 10-K

Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
(c) Changes in Internal Control over Financial Reporting
During the fiscal quarter ended January 31, 2025, we implemented an internally developed system that we use for our internal commercial operations. As a result of this implementation, internal controls were modified to align with the changed business processes, and new system-based controls were implemented to adapt to the new system functionalities.
Other than as described in the preceding paragraph, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans
The following table sets forth the material terms of all “Rule 10b5-1 trading arrangements” (as such term is defined under Item 408(a) of Regulation S-K) adopted or terminated by our Section 16 officers and directors during the fiscal quarter ended January 31, 2025:

Name and Title	Action (Adoption / Termination)	Adoption / Termination Date	Aggregate Number of Shares of Common Stock to be Sold (1)	Expiration Date (2)
Josh Faddis SVP, General Counsel and Secretary	Adoption	12/19/2024	17,655	4/1/2026
Tom Schwenger President and Chief Customer Officer	Adoption	1/7/2025	8,300	4/10/2026
(1) This number represents the maximum number of shares of common stock that may be sold pursuant to the trading plan. The number of shares actually sold will depend on the satisfaction of certain conditions as set forth in the plan.

(2) In each case, the trading plan may expire on an earlier date if and when all transactions thereunder are completed.

None of our Section 16 officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such term is defined under Item 408(c) of Regulation S-K) during the fiscal quarter ended January 31, 2025.

Veeva Systems Inc. | Form 10-K	77

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.
PART III.
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2025 Annual Meeting of Stockholders (Proxy Statement), which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2025, and is incorporated in this report by reference.
ITEM 11.     EXECUTIVE COMPENSATION.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2025 and is incorporated in this report by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2025 and is incorporated in this report by reference.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2025 and is incorporated in this report by reference.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2025 and is incorporated in this report by reference.

78	Veeva Systems Inc. | Form 10-K

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
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	6/14/2024

3.2	Certificate of Retirement of Class B Common Stock of Veeva Systems Inc.	8-K	001-36121	3.1	10/16/2023

3.3	Amended and Restated Bylaws of Veeva Systems Inc.	8-K	001-36121	3.1	6/23/2023

4.1	Form of Veeva Systems Inc.’s Class A common stock certificate.	S-1/A	333-191085	4.1	10/3/2013

4.2	Description of Capital Stock.	10-K	001-36121	4.2	3/25/2024

10.1	Data Processing Addendum, dated April 4, 2014, to Value-Added Reseller Agreement, between Veeva Systems Inc. and salesforce.com, inc., as amended.	10-Q	001-36121	10.1	6/6/2014

10.2	Purchase and Sale Agreement, dated June 11, 2014, between Veeva Systems Inc. and The Duffield Family Foundation, as amended July 16, 2014.	10-Q	001-36121	10.1	9/11/2014

10.3	Description of Non-Employee Director Compensation.	10-K	001-36121	10.3	3/25/2024

10.4*	Form of Indemnification Agreement between Veeva Systems Inc. and each of its directors and officers.	8-K	001-36121	10.1	2/1/2021

10.5*	2007 Stock Plan and forms of agreements thereunder.	S-1	333-191085	10.2	9/11/2013

10.6*	2013 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-36121	10.7	3/30/2021

10.7*	Veeva Systems Inc. 2013 Equity Incentive Plan, as amended and restated.	8-K	001-36121	10.1	6/13/2022

10.8*	2013 Employee Stock Purchase Plan.	S-1/A	333-191085	10.5	10/3/2013

Veeva Systems Inc. | Form 10-K	79

10.9**	Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Veeva Systems Inc. and salesforce.com, inc., as amended December 3, 2010, December 13, 2010, April 15, 2011, August 23, 2011, September 29, 2011, April 3, 2012,May 24, 2012, March 3, 2014, and August 11, 2016.	S-1/A	333-191085	10.7	9/20/2013

10.10**	Eighth Amendment, dated March 3, 2014, to Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Veeva Systems Inc. and salesforce.com, inc., as amended.	8-K	001-36121	10.1	3/4/2014

10.11*	Offer Letter, dated June 20, 2013, between Peter P. Gassner and Veeva Systems Inc.	S-1	333-191085	10.8	9/11/2013

10.12*	Offer Letter, dated August 14, 2012, between Jonathan W. Faddis and Veeva Systems Inc.	10-Q	001-36121	10.1	6/4/2015

10.13*	Amended Offer Letter, dated April 26, 2022, between Jonathan W. Faddis and Veeva Systems Inc.	10-K	001-36121	10.14	3/30/2023

10.14	Data Processing Addendum, dated January 23, 2016, to Value-Added Reseller Agreement, between Veeva Systems Inc. and salesforce.com, inc., as amended.	10-K	001-36121	10.17	3/31/2016

10.15*	Offer Letter, dated January 23, 2013, between E. Nitsa Zuppas and Veeva Systems Inc.	10-Q	001-36121	10.2	6/8/2016

10.16	Ninth Amendment, dated August 11, 2016, to Amended and Restated Value-Added Reseller Agreement dated September 2010, between Veeva Systems Inc. and salesforce.com, inc., as amended.	10-Q	001-36121	10.1	9/8/2016

10.17*	2013 Equity Incentive Plan Forms of Notice of Stock Option Grants to Peter P. Gassner, for Grant dated January 10, 2018.	10-K	001-36121	10.22	3/30/2018

10.18*	2013 Equity Incentive Plan Forms of Notice of Stock Option Grants to Peter P. Gassner, for Grant dated June 19, 2024.	10-Q	001-36121	10.1*	9/4/2024

10.19*	Offer Letter, dated March 17, 2019, between Tom Schwenger and Veeva Systems Inc.	10-Q	001-36121	10.1	6/4/2020

10.20*	Offer Letter dated April 12, 2023, between Kristine Diamond and Veeva Systems Inc.	8-K	001-36121	10.1	8/21/2023

10.21*	Advisor Agreement, dated April 22, 2024, between Alan Mateo and Veeva Systems Inc.	10-Q	001-36121	10.1*	6/4/2024

10.22*	Separation Agreement, dated April 4, 2024, between Brent Bowman and Veeva Systems Inc.	10-Q	001-36121	10.2*	6/4/2024

10.23*	Offer Letter, dated February 29, 2024, between Stacey Epstein and Veeva Systems Inc.	10-Q	001-36121	10.3*	6/4/2024
10.24*	Offer Letter, dated May 23, 2024, between Brian Van Wagener and Veeva Systems Inc.	8-K	001-36121	10.1*	9/16/2024

19.1	Insider Trading Policy					X

21.1	List of Subsidiaries of Veeva Systems Inc.					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see page 84 of this Annual Report on Form 10-K).					X

80	Veeva Systems Inc. | Form 10-K

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

97.1	Compensation Recovery (“Clawback”) Policy	10-K	001-36121	97.1	3/25/2024

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Schema Linkbase Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

* Indicates a management contract or compensatory plan.

**    Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order granting confidential treatment. Omitted portions have been submitted separately to the Securities and Exchange Commission (SEC).
†    The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Veeva Systems Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Veeva Systems Inc. | Form 10-K	81

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 24th day of March, 2025.

Veeva Systems Inc.

Dated:	March 24, 2025	By:	/s/ BRIAN VAN WAGENER
Brian Van Wagener Chief Financial Officer (Principal Financial Officer)

82	Veeva Systems Inc. | Form 10-K

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Peter P. Gassner and Brian Van Wagener, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Veeva Systems Inc. | Form 10-K	83

Signature	Title	Date

/s/ Peter P. Gassner	Chief Executive Officer and Director	March 24, 2025
Peter P. Gassner	(Principal Executive Officer)

/s/ Brian Van Wagener	Chief Financial Officer	March 24, 2025
Brian Van Wagener	(Principal Financial Officer)

/s/ Kristine Diamond	Chief Accounting Officer	March 24, 2025
Kristine Diamond	(Principal Accounting Officer)

/s/ Tim Cabral	Director	March 24, 2025
Tim Cabral

/s/ Mark Carges	Director	March 24, 2025
Mark Carges

/s/ Mary Lynne Hedley	Director	March 24, 2025
Mary Lynne Hedley

/s/ Priscilla Hung	Director	March 24, 2025
Priscilla Hung

/s/ Nimrata Khatra Hunt	Director	March 24, 2025
Nimrata Khatra Hunt

/s/ Marshall Mohr	Director	March 24, 2025
Marshall Mohr

/s/ Gordon Ritter	Chair of the Board of Directors	March 24, 2025
Gordon Ritter

/s/ Paul Sekhri	Director	March 24, 2025
Paul Sekhri

/s/ Matthew J. Wallach	Director	March 24, 2025
Matthew J. Wallach

84	Veeva Systems Inc. | Form 10-K