Form 10-Q
period 2025-04-30
VEEVA SYSTEMS INC
filed 2025-06-02
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 29, 2025, there were 163,412,273 shares of the Registrant’s Class A common stock outstanding. We refer to our Class A common stock as our “common stock.”

VEEVA SYSTEMS INC.
FORM 10-Q

2	Veeva Systems Inc. | Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report on Form 10-Q contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information concerning our possible or assumed future results of operations and expenses, business strategies and plans, trends, market sizing, competitive position, industry and macroeconomic environment, potential growth opportunities, and product capabilities among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “aim,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “strive,” “will,” “would,” or similar expressions and the negatives of those terms.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)
(Unaudited)

	April 30, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,964,982	$1,118,785
Short-term investments	4,103,435	4,031,442
Accounts receivable, net of allowance for credit losses of $563 and $57, respectively	492,845	1,016,356
Unbilled accounts receivable	48,433	40,761
Prepaid expenses and other current assets	97,839	101,458
Total current assets	6,707,534	6,308,802
Property and equipment, net	58,509	55,912
Deferred costs, net	26,395	26,383
Lease right-of-use assets	63,716	63,863
Goodwill	439,877	439,877
Intangible assets, net	40,519	44,460
Deferred income taxes	366,241	343,919
Other long-term assets	62,286	56,540
Total assets	$7,765,077	$7,339,756
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$37,416	$30,447
Accrued compensation and benefits	39,077	39,429
Accrued expenses and other current liabilities	31,850	35,557
Income tax payable	91,369	9,024
Deferred revenue	1,246,235	1,273,978
Lease liabilities	10,666	9,969
Total current liabilities	1,456,613	1,398,404
Deferred income taxes	526	587
Long-term lease liabilities	66,565	65,806
Other long-term liabilities	30,275	42,586
Total liabilities	1,553,979	1,507,383
Commitments and contingencies (note 11)
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	2,519,398	2,386,192
Accumulated other comprehensive income (loss)	8,913	(8,416)
Retained earnings	3,682,785	3,454,595
Total stockholders’ equity	6,211,098	5,832,373
Total liabilities and stockholders’ equity	$7,765,077	$7,339,756

See Notes to Condensed Consolidated Financial Statements.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended April 30,
	2025	2024

Revenues:
Subscription services	$634,768	$533,955
Professional services and other	124,275	116,390
Total revenues	759,043	650,345
Cost of revenues (1):
Cost of subscription services	78,346	78,148
Cost of professional services and other	95,478	95,736
Total cost of revenues	173,824	173,884
Gross profit	585,219	476,461
Operating expenses (1):
Research and development	184,033	162,711
Sales and marketing	98,628	97,301
General and administrative	68,826	61,277
Total operating expenses	351,487	321,289
Operating income	233,732	155,172
Other income, net	65,089	51,729
Income before income taxes	298,821	206,901
Income tax provision	70,631	45,237
Net income	$228,190	$161,664
Net income per share:
Basic	$1.40	$1.00
Diluted	$1.37	$0.98
Weighted-average shares used to compute net income per share:
Basic	162,749	161,421
Diluted	166,229	164,394
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investments	$17,367	$(18,861)
Net change in cumulative foreign currency translation loss	(38)	(1,148)
Comprehensive income	$245,519	$141,655

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$1,715	$1,554
Cost of professional services and other	12,769	12,535
Research and development	47,949	41,743
Sales and marketing	22,321	23,043
General and administrative	27,456	17,036
Total stock-based compensation	$112,210	$95,911

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended April 30, 2025
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount

Balances at beginning of period	162,583,789	$2	$2,386,192	$3,454,595	$(8,416)	$5,832,373
Issuance of common stock upon exercise of stock options	242,713	—	40,605	—	—	40,605
Issuance of common stock upon vesting of restricted stock units	237,956	—	—	—	—	—
Shares withheld related to net share settlement	(89,377)	—	(20,410)	—	—	(20,410)
Stock-based compensation expense	—	—	113,011	—	—	113,011
Other comprehensive income	—	—	—	—	17,329	17,329
Net income	—	—	—	228,190	—	228,190
Balances at end of period	162,975,081	$2	$2,519,398	$3,682,785	$8,913	$6,211,098

	Three months ended April 30, 2024
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount

Balances at beginning of period	161,260,172	$2	$1,915,002	$2,740,457	$(10,637)	$4,644,824
Issuance of common stock upon exercise of stock options	178,777	—	28,434	—	—	28,434
Issuance of common stock upon vesting of restricted stock units	295,043	—	—	—	—	—
Shares withheld related to net share settlement	(109,381)	—	(24,958)	—	—	(24,958)
Stock-based compensation expense	—	—	99,426	—	—	99,426
Other comprehensive loss	—	—	—	—	(20,009)	(20,009)
Net income	—	—	—	161,664	—	161,664
Balances at end of period	161,624,611	$2	$2,017,904	$2,902,121	$(30,646)	$4,889,381

See Notes to Condensed Consolidated Financial Statements.

6	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended April 30,
	2025	2024

Cash flows from operating activities
Net income	$228,190	$161,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,822	8,499
Reduction of lease right-of-use assets	3,265	2,783
Accretion of discount on short-term investments	(2,509)	(6,187)
Stock-based compensation	112,210	95,911
Amortization of deferred costs	4,043	3,803
Deferred income taxes	(27,418)	(26,539)
Other, net	4,327	930
Changes in operating assets and liabilities:
Accounts receivable	522,686	490,004
Unbilled accounts receivable	(7,672)	(2,406)
Deferred costs	(4,055)	(3,854)
Prepaid expenses and other current and long-term assets	(4,501)	8,160
Accounts payable	7,743	280
Accrued expenses and other current liabilities	(8,720)	2,597
Income tax payable	82,345	59,705
Deferred revenue	(41,361)	(31,292)
Lease liabilities	(2,543)	(1,643)
Other long-term liabilities	1,306	1,101
Net cash provided by operating activities	877,158	763,516
Cash flows from investing activities
Purchases of short-term investments	(667,100)	(777,831)
Maturities and sales of short-term investments	620,903	513,929
Long-term assets	(5,910)	(8,476)
Net cash used in investing activities	(52,107)	(272,378)
Cash flows from financing activities
Proceeds from exercise of common stock options	40,605	28,434
Taxes paid related to net share settlement of equity awards	(20,225)	(24,606)
Net cash provided by financing activities	20,380	3,828
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	766	(1,257)
Net change in cash, cash equivalents, and restricted cash	846,197	493,709
Cash, cash equivalents, and restricted cash at beginning of period	1,120,963	706,670
Cash, cash equivalents, and restricted cash at end of period	$1,967,160	$1,200,379

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$1,964,982	$1,197,196
Restricted cash included in other long-term assets	2,178	3,183
Total cash, cash equivalents, and restricted cash at end of period	$1,967,160	$1,200,379

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$13,850	$4,229
Excess tax benefits from employee stock plans	$2,579	$3,121

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

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
Principles of Consolidation and Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting and include the accounts of our wholly-owned subsidiaries after elimination of intercompany balances and transactions. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed on March 24, 2025. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.
The unaudited condensed consolidated balance sheet as of January 31, 2025 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive income, and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2026 or any other period.
New Accounting Pronouncements Issued and Not Yet Adopted
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction, among other amendments. This new standard is effective for our fiscal year beginning on February 1, 2025 on a prospective basis. Retrospective application is permitted. We are currently evaluating this ASU to determine its impact on our disclosures.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure, in the notes to the financial statements, of additional information about certain costs and expenses for interim and annual reporting periods. This new standard is effective for our fiscal year beginning on February 1, 2027 and interim periods beginning on February 1, 2028 on a prospective basis. Retrospective application is permitted. We are currently evaluating this ASU to determine its impact on our disclosures.

8	Veeva Systems Inc. | Form 10-Q

Note 2. Short-Term Investments
As of April 30, 2025, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposit	$20,115	$—	$(12)	$20,103
Asset-backed securities	465,405	3,342	(163)	468,584
Commercial paper	41,024	20	—	41,044
Corporate notes and bonds	2,375,952	20,077	(1,507)	2,394,522
Foreign government bonds	219,878	1,819	(138)	221,559
Municipal securities	62,678	271	(13)	62,936
U.S. agency obligations	24,742	92	(1)	24,833
U.S. treasury securities	864,608	5,462	(216)	869,854
Total available-for-sale securities	$4,074,402	$31,083	$(2,050)	$4,103,435

As of January 31, 2025, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposit	$64,045	$69	$(21)	$64,093
Asset-backed securities	526,986	3,257	(232)	530,011
Commercial paper	74,468	108	(1)	74,575
Corporate notes and bonds	2,202,150	10,588	(5,782)	2,206,956
Foreign government bonds	176,684	442	(1,023)	176,103
Municipal securities	67,780	173	(122)	67,831
U.S. agency obligations	24,616	94	(1)	24,709
U.S. treasury securities	888,968	1,440	(3,244)	887,164
Total available-for-sale securities	$4,025,697	$16,171	$(10,426)	$4,031,442

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	April 30, 2025	January 31, 2025
Due in one year or less	$888,888	$1,066,558
Due in greater than one year	3,214,547	2,964,884
Total	$4,103,435	$4,031,442

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. It is more likely than not we will hold such securities until maturity or a recovery of the cost basis.

Veeva Systems Inc. | Form 10-Q	9

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of April 30, 2025 (in thousands):

	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Certificates of deposit	$12,048	$(12)	$—	$—
Asset-backed securities	21,508	(42)	38,542	(121)
Corporate notes and bonds	347,452	(1,423)	51,120	(84)
Foreign government bonds	64,353	(138)	—	—
Municipal securities	9,949	(13)	—	—
U.S. agency obligations	1,881	(1)	—	—
U.S. treasury securities	210,522	(171)	32,946	(45)
Total	$667,713	$(1,800)	$122,608	$(250)

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of January 31, 2025 (in thousands):

	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair Value	Gross unrealized losses
Certificates of deposit	$20,095	$(21)	$—	$—
Asset-backed securities	25,220	(31)	44,789	(201)
Commercial paper	4,944	(1)	—	—
Corporate notes and bonds	616,379	(5,569)	71,331	(213)
Foreign government bonds	76,856	(1,023)	—	—
Municipal securities	22,593	(122)	—	—
U.S. agency obligations	1,865	(1)	—	—
U.S. treasury securities	439,382	(3,072)	173,071	(172)
Total	$1,207,334	$(9,840)	$289,191	$(586)

Note 3. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $26 million as of both April 30, 2025 and January 31, 2025. Amortization expense for the deferred costs included in sales and marketing expenses in the condensed consolidated statements of comprehensive income was $4 million for both the three months ended April 30, 2025 and 2024. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 4. Goodwill and Intangible Assets
Goodwill was $440 million as of both April 30, 2025 and January 31, 2025.
The following table presents the details of intangible assets as of April 30, 2025 (in thousands):

	Gross carrying amount	Accumulated amortization	Net
Existing technology	$28,580	$(25,909)	$2,671
Customer relationships	113,157	(76,019)	37,138
Other intangibles	21,405	(20,695)	710
Total intangible assets	$163,142	$(122,623)	$40,519

10	Veeva Systems Inc. | Form 10-Q

The following table presents the details of intangible assets as of January 31, 2025 (in thousands):

	Gross carrying amount	Accumulated amortization	Net
Existing technology	$28,580	$(24,878)	$3,702
Customer relationships	113,157	(73,223)	39,934
Other intangibles	21,405	(20,581)	824
Total intangible assets	$163,142	$(118,682)	$44,460

Amortization expense associated with intangible assets was $4 million and $5 million for the three months ended April 30, 2025 and 2024, respectively.
As of April 30, 2025, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Year	Estimated amortization expense
Remaining for 2026	$10,205
2027	8,922
2028	7,778
2029	7,782
2030	5,832
Total	$40,519

Note 5. Fair Value Measurements
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2025 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$1,156,503	$—	$1,156,503
U.S. Treasury securities	—	9,323	9,323
Short-term investments:
Certificates of deposit	—	20,103	20,103
Asset-backed securities	—	468,584	468,584
Commercial paper	—	41,044	41,044
Corporate notes and bonds	—	2,394,522	2,394,522
Foreign government bonds	—	221,559	221,559
Municipal securities	—	62,936	62,936
U.S. agency obligations	—	24,833	24,833
U.S. Treasury securities	—	869,854	869,854
Foreign currency derivative contracts	—	10	10
Total financial assets	$1,156,503	$4,112,768	$5,269,271
Liabilities
Foreign currency derivative contracts	$—	$(3,942)	$(3,942)
Total financial liabilities	$—	$(3,942)	$(3,942)

Veeva Systems Inc. | Form 10-Q	11

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
Balance Sheet Hedges
We enter into foreign currency forward contracts in order to hedge our foreign currency exposure. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore, we account for them at fair value with changes in the fair value recorded as a component of other income, net in our condensed consolidated statements of comprehensive income. Cash flows from such forward contracts are classified as operating activities. In the three months ended April 30, 2025 and 2024, there were realized and unrealized foreign currency losses on hedging of $7 million and gains on hedging of $2 million, respectively.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	April 30, 2025	January 31, 2025
Notional amount of foreign currency derivative contracts	$114,430	$130,122
Fair value of foreign currency derivative contracts	$118,361	$130,552

Note 6. Income Taxes
For the three months ended April 30, 2025 and 2024, our effective tax rates were 23.6% and 21.9%, respectively. During the three months ended April 30, 2025, as compared to the prior year period, our effective tax rate increased primarily due to the reduced future benefit from non-deductible compensation under Internal Revenue Code (IRC) Section 162(m) and the reduced excess tax benefits related to equity compensation.

12	Veeva Systems Inc. | Form 10-Q

Note 7. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Deferred Revenue
Of the beginning deferred revenue balance for the respective periods, we recognized $518 million in revenue for the three months ended April 30, 2025 and $440 million for the three months ended April 30, 2024.
Transaction Price Allocated to the Remaining Performance Obligations
As of April 30, 2025, the amount of the transaction price allocated to remaining performance obligations for noncancellable subscription services contracts greater than one year was not significant with the substantial majority of such allocated transaction price included in deferred revenue and expected to be recognized over the next 12 months.
Unbilled Accounts Receivable
As of April 30, 2025, unbilled accounts receivable consisted of (i) receivables of $40 million primarily for revenue recognized for professional services performed but not yet billed and (ii) contract assets of $8 million primarily related to professional services performed but for which we are not contractually able to invoice until a future period.
As of January 31, 2025, unbilled accounts receivable consisted of (i) receivables of $33 million primarily for revenue recognized for professional services performed but not yet billed and (ii) contract assets of $8 million primarily related to professional services performed but for which we are not contractually able to invoice until a future period.
Note 8. Leases
We have operating leases for our corporate offices with various expiration dates, some of which include options to extend the leases for up to five years.
For both the three months ended April 30, 2025 and 2024, our operating lease expense was $4 million.
Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended April 30,
	2025	2024
Cash paid for lease liabilities	$3,359	$2,253
Lease right-of-use assets obtained in exchange for new lease liabilities	$2,976	$605

Supplemental balance sheet information related to operating leases was as follows:

	April 30, 2025	January 31, 2025
Weighted average remaining lease term	7.5 years	7.7 years
Weighted average discount rate	4.6%	4.6%

As of April 30, 2025, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Year
Remaining for 2026	$6,046
2027	14,411
2028	15,046
2029	11,440
2030	10,532
Thereafter	36,570
Total lease payments	94,045
Less imputed interest	(16,814)
Total lease liabilities	$77,231

Veeva Systems Inc. | Form 10-Q	13

Note 9. Stockholders’ Equity
Common Stock
As of April 30, 2025, we had 162,975,081 shares of common stock outstanding.
Stock Option Activity
A summary of stock option activity for the three months ended April 30, 2025 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2025	14,633,921	$177.65	6.8	$860
Options granted	2,137,998	$214.08
Options exercised	(242,713)	$167.26
Options forfeited/cancelled	(86,831)	$212.68
Options outstanding at April 30, 2025	16,442,375	$182.36	7.0	$888
Options vested and exercisable at April 30, 2025	7,484,376	$143.18	4.9	$712
Options vested and exercisable at April 30, 2025 and expected to vest thereafter	16,442,375	$182.36	7.0	$888

The options granted during the three months ended April 30, 2025 were primarily made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $96.83 per option for the three months ended April 30, 2025.
As of April 30, 2025, there was $609 million in unrecognized compensation cost related to unvested stock options granted under the 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 2.6 years.
The total intrinsic value of options exercised was approximately $16 million for the three months ended April 30, 2025.
Stock Option Valuation Assumptions
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended April 30,
	2025			2024
Volatility	39%	-	40%	40%	-	41%
Expected term (in years)	6.25	-	7.00	6.25	-	7.00
Risk-free interest rate	3.78%	-	4.41%	4.12%	-	4.65%
Dividend yield	—%			—%

Restricted Stock Units
A summary of RSU activity for the three months ended April 30, 2025 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2025	880,026	$206.25
RSUs granted	983,736	$214.17
RSUs vested	(237,956)	$207.49
RSUs forfeited/cancelled	(10,144)	$214.02
Balance at April 30, 2025	1,615,662	$210.84

14	Veeva Systems Inc. | Form 10-Q

As of April 30, 2025, there was a total of $236 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 1.1 years. The total grant date fair value of RSUs vested for the three months ended April 30, 2025 was $54 million.
Note 10. Net Income per Share
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
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended April 30,
	2025	2024
Basic
Numerator
Net income, basic	$228,190	$161,664
Denominator
Weighted average shares used in computing net income per share, basic	162,749	161,421
Net income per share, basic	$1.40	$1.00
Diluted
Numerator
Net income, diluted	$228,190	$161,664
Denominator
Number of shares used for basic net income per share computation	162,749	161,421
Effect of potentially dilutive common shares	3,480	2,973
Weighted average shares used in computing net income per share, diluted	166,229	164,394
Net income per share, diluted	$1.37	$0.98

Potential common share equivalents excluded where the inclusion would be anti-dilutive are as follows (in thousands):

	Three months ended April 30,
	2025	2024
Options and RSUs	7,078	2,973

Note 11. Commitments and Contingencies
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

Veeva Systems Inc. | Form 10-Q	15

Fact and expert discovery in these cases is largely complete. The presiding federal district court has bifurcated the claims for trial such that IQVIA’s trade secret claims will go to trial first, but no trial date has been set. In September 2024, the parties filed cross motions for summary judgment on the trade secret claims and hearings on the motions were held on January 21 and January 28, 2025. No ruling has been issued.
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
Fee Arrangements Related to the IQVIA Litigation Matters. We have entered into partial contingency fee arrangements with certain law firms representing us in the IQVIA litigations. Pursuant to those arrangements, such law firms are entitled to an agreed portion of any damages we recover from IQVIA or may be entitled to payment from us of a success fee if certain non-monetary outcomes are achieved. While it is reasonably possible that we may incur contingent or success fees, the possible range of such liabilities is not estimable.
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
Note 12. Segment Information
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
The following table reconciles the Company’s revenues to consolidated net income and the specific items excluded from cost of revenues and operating expenses to calculate adjusted operating income (in thousands):

16	Veeva Systems Inc. | Form 10-Q

	Three months ended April 30,
	2025	2024
Revenues	$759,043	$650,345

Cost of revenues - adjusted:
Cost of subscription services revenues	75,619	75,495
Cost of professional services and other revenues	82,575	83,067
Operating expenses - adjusted:
Research and development	136,084	120,940
Sales and marketing	73,512	70,789
General and administrative	41,370	39,186
Operating income - adjusted	349,883	260,868
Other segment items (1)	116,151	105,696
Other income, net	65,089	51,729
Income tax provision	70,631	45,237
Consolidated net income	$228,190	$161,664
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
Note 13. Information about Geographic Areas and Products
Information about Geographic Areas
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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended April 30,
	2025	2024
Revenues by geography
North America	$459,467	$381,599
Europe	217,103	189,915
Asia Pacific	65,370	62,440
Middle East, Africa, and Latin America	17,103	16,391
Total revenues	$759,043	$650,345

Veeva Systems Inc. | Form 10-Q	17

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	April 30, 2025	January 31, 2025
Long-lived assets by geography
North America	$47,604	$47,144
Europe	7,122	6,778
Asia Pacific	3,201	1,295
Middle East, Africa, and Latin America	582	695
Total long-lived assets	$58,509	$55,912

Revenues by Product
We group our revenues into two product areas: Commercial Solutions and R&D Solutions. Commercial Solutions revenues consist of revenues from our Veeva Commercial Cloud and Veeva Data Cloud solutions. R&D Solutions revenues consist of revenues from our Veeva Development Cloud and Veeva Quality Cloud solutions.
Total revenues consist of the following (in thousands):

	Three months ended April 30,
	2025	2024
Subscription services
Commercial Solutions	$305,411	$261,316
R&D Solutions	329,357	272,639
Total subscription services	634,768	533,955
Professional services
Commercial Solutions	46,567	48,772
R&D Solutions	77,708	67,618
Total professional services	124,275	116,390
Total revenues	$759,043	$650,345

18	Veeva Systems Inc. | Form 10-Q

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
Overview
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. Our offerings span cloud software, data, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (R&D) through commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. For a more detailed description of our business and products as of January 31, 2025, please see our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed on March 24, 2025.

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
In our fiscal year ended January 31, 2025, we derived approximately 48% and 52% of our subscription services revenues and 47% and 53% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. For the three months ended April 30, 2025, we derived approximately 48% and 52% of our subscription services revenues and 46% and 54% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. Revenues associated with our R&D Solutions are expected to increase as a percentage of both subscription services revenues and total revenues in the future. We also offer certain of our R&D Solutions to industries outside the life sciences industry primarily in North America and Europe.
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

Veeva Systems Inc. | Form 10-Q	19

configuration, data services, training, and managed services related to our solutions and services related to our Veeva Business Consulting offering. For the three months ended April 30, 2025, subscription services revenues constituted 84% of total revenues and professional services and other revenues constituted 16% of total revenues.
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

20	Veeva Systems Inc. | Form 10-Q

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
Provision for Income Taxes
Provision for income taxes consists of federal, state, and local income taxes in the United States and income taxes in certain foreign jurisdictions. See note 6 of the notes to our condensed consolidated financial statements.

Veeva Systems Inc. | Form 10-Q	21

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended April 30,
	2025	2024

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$634,768	$533,955
Professional services and other	124,275	116,390
Total revenues	759,043	650,345
Cost of revenues (1):
Cost of subscription services	78,346	78,148
Cost of professional services and other	95,478	95,736
Total cost of revenues	173,824	173,884
Gross profit	585,219	476,461
Operating expenses (1):
Research and development	184,033	162,711
Sales and marketing	98,628	97,301
General and administrative	68,826	61,277
Total operating expenses	351,487	321,289
Operating income	233,732	155,172
Other income, net	65,089	51,729
Income before income taxes	298,821	206,901
Income tax provision	70,631	45,237
Net income	$228,190	$161,664
(1) Includes stock-based compensation as follows:

Cost of revenues:
Cost of subscription services	$1,715	$1,554
Cost of professional services and other	12,769	12,535
Research and development	47,949	41,743
Sales and marketing	22,321	23,043
General and administrative	27,456	17,036
Total stock-based compensation	$112,210	$95,911

Revenues

	Three months ended April 30,
	2025	2024	% Change

	(dollars in thousands)
Revenues:
Subscription services	$634,768	$533,955	19%
Professional services and other	124,275	116,390	7%
Total revenues	$759,043	$650,345	17%
Percentage of revenues:
Subscription services	84%	82%
Professional services and other	16	18
Total revenues	100%	100%

Total revenues for the three months ended April 30, 2025 increased $109 million, of which $101 million was from growth in subscription services revenue.

22	Veeva Systems Inc. | Form 10-Q

The increase in subscription services revenues consisted of $57 million attributable to R&D Solutions and $44 million attributable to Commercial Solutions. The increase in subscription services revenue attributable to R&D solutions was driven by Veeva Development Cloud products primarily due to the expanding use by existing customers and, to a lesser extent, due to higher prices in connection with our annual inflation adjustment. The increase in subscription services revenue attributable to Commercial Solutions was primarily due to expanding use of our Veeva Commercial Cloud and Veeva Data Cloud products by existing customers and, to a lesser extent, due to higher prices in connection with our annual inflation adjustment for Veeva Commercial Cloud products. The geographic mix of subscription services revenues was 61% from North America, 27% from Europe, and 12% from other locations, primarily Asia Pacific, for the three months ended April 30, 2025, as compared to 59% from North America, 28% from Europe, and 13% from other locations, primarily Asia Pacific, for the three months ended April 30, 2024.
Professional services and other revenues for the three months ended April 30, 2025 increased $8 million. The increase was primarily due to an increase in business consulting services. The geographic mix of professional services and other revenues was 60% from North America, 34% from Europe, and 6% from other locations, primarily Asia Pacific, for the three months ended April 30, 2025, as compared to 59% from North America, 35% from Europe, and 6% from other locations, primarily Asia Pacific, for the three months ended April 30, 2024.
Cost of Revenue and Gross Margin

	Three months ended April 30,
	2025	2024	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$78,346	$78,148	—%
Cost of professional services and other	95,478	95,736	—%
Total cost of revenues	$173,824	$173,884	—%
Gross margin percentage:
Subscription services	88%	85%
Professional services and other	23%	18%
Total gross margin percentage	77%	73%
Gross profit	$585,219	$476,461	23%

Cost of revenues for the three months ended April 30, 2025 remained flat as compared to the three months ended April 30, 2024.
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
Research and Development

	Three months ended April 30,
	2025	2024	% Change

	(dollars in thousands)
Research and development	$184,033	$162,711	13%
Percentage of total revenues	24%	25%

Research and development expenses for the three months ended April 30, 2025 increased $21 million, primarily due to an increase of $20 million in employee compensation-related costs, which was driven by increases in headcount, as well as salaries and benefits. The expansion of our headcount in research and development was to support development work for the products that we offer or may offer in the future.

Veeva Systems Inc. | Form 10-Q	23

We expect research and development expenses to increase in the near term, primarily due to employee compensation-related costs and hosting fees as we continue to invest in our product offerings.
Sales and Marketing

	Three months ended April 30,
	2025	2024	% Change

	(dollars in thousands)
Sales and marketing	$98,628	$97,301	1%
Percentage of total revenues	13%	15%

Sales and marketing expenses for the three months ended April 30, 2025 increased $1 million, primarily due to an increase of $3 million in employee compensation-related costs, driven by increases in salaries and benefits, partially offset by a decrease of $2 million in travel costs.
We expect sales and marketing expenses to increase in the near term, primarily due to employee compensation-related costs and the increase in marketing program costs related to events.
General and Administrative

	Three months ended April 30,
	2025	2024	% Change

	(dollars in thousands)
General and administrative	$68,826	$61,277	12%
Percentage of total revenues	9%	9%

General and administrative expenses for the three months ended April 30, 2025 increased $8 million, primarily due to an increase of $10 million in employee compensation-related costs, offset by a $5 million litigation settlement accrual that occurred in the quarter ended April 30, 2024. The increase in employee compensation-related costs was primarily driven by stock-based compensation related to the equity grant to our Chief Executive Officer in the quarter ended July 31, 2024.
Other Income, Net

	Three months ended April 30,
	2025	2024	% Change

	(dollars in thousands)
Other income, net	$65,089	$51,729	26%

Other income, net, for the three months ended April 30, 2025 increased $13 million primarily due to an increase in interest income from higher cash balances.
Provision for Income Taxes

	Three months ended April 30,
	2025	2024	% Change

	(dollars in thousands)
Income before income taxes	$298,821	$206,901	44%
Income tax provision	$70,631	$45,237	56%
Effective tax rate	23.6%	21.9%

24	Veeva Systems Inc. | Form 10-Q

The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to state taxes, tax credits, equity compensation, and foreign-derived intangible income deduction. Future tax rates could be affected by changes in tax laws and regulations or by rulings in tax related litigation, as may be applicable.
During the three months ended April 30, 2025, as compared to the same period in the prior fiscal year, our effective tax rate increased primarily due to the reduced future benefit from non-deductible compensation under IRC Section 162(m) and the reduced excess tax benefits related to equity compensation.
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

Veeva Systems Inc. | Form 10-Q	25

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
The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended April 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities on a GAAP basis	$877,158	$763,516
Excess tax benefits from employee stock plans	(2,579)	(3,121)
Net cash provided by operating activities on a non-GAAP basis	$874,579	$760,395
Net cash used in investing activities on a GAAP basis	$(52,107)	$(272,378)
Net cash provided by (used in) financing activities on a GAAP basis	$20,380	$3,828

Operating income on a GAAP basis	$233,732	$155,172
Stock-based compensation expense	112,210	95,911
Amortization of purchased intangibles	3,941	4,785
Litigation settlement	—	5,000
Operating income on a non-GAAP basis	$349,883	$260,868
Net income on a GAAP basis	$228,190	$161,664
Stock-based compensation expense	112,210	95,911
Amortization of purchased intangibles	3,941	4,785
Litigation settlement	—	5,000
Income tax effect on non-GAAP adjustments (1)	(16,513)	(20,408)
Net income on a non-GAAP basis	$327,828	$246,952
Diluted net income per share on a GAAP basis	$1.37	$0.98
Stock-based compensation expense	0.68	0.58
Amortization of purchased intangibles	0.02	0.03
Litigation settlement	—	0.03
Income tax effect on non-GAAP adjustments (1)	(0.10)	(0.12)
Diluted net income per share on a non-GAAP basis	$1.97	$1.50
(1) For the three months ended April 30, 2025 and 2024, we used an estimated annual effective non-GAAP tax rate of 21%.

26	Veeva Systems Inc. | Form 10-Q

Liquidity and Capital Resources

	Three months ended April 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$877,158	$763,516
Net cash used in investing activities	(52,107)	(272,378)
Net cash provided by financing activities	20,380	3,828
Effect of exchange rate changes on cash and cash equivalents	766	(1,257)
Net change in cash and cash equivalents	$846,197	$493,709

Our principal sources of liquidity continue to be comprised of our existing cash, cash equivalents, and short-term investments. As of April 30, 2025, our cash, cash equivalents, and short-term investments totaled $6.1 billion, of which $66 million represented cash and cash equivalents held outside of the United States.
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
Our non-U.S. cash and cash equivalents are not considered indefinitely reinvested outside the United States, except in certain designated jurisdictions. As of April 30, 2025, we have not recorded any taxes, such as withholding taxes, associated with the foreign earnings that are indefinitely reinvested outside of the United States. Under currently enacted tax laws, if we were to choose to repatriate the funds we have designated as indefinitely reinvested outside the United States, such amounts may be subject to certain jurisdictional taxes (e.g., withholding taxes).
We have financed our operations primarily through cash generated from operations. We believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing for those arrangements or for other reasons.
Cash Flows from Operating Activities
Our largest source of operating cash inflows is cash collections from our customers for subscription services. We also generate significant cash flows from our professional services arrangements. The first quarter of our fiscal year is seasonally the strongest quarter for cash inflows due to the collections from our annual subscription billings. As a result, we expect cash flows from operating activities to be substantially less in each of the subsequent quarters of the fiscal year. Our primary uses of cash from operating activities are for employee-related expenditures, expenses related to our computing infrastructure (including Amazon Web Services and Salesforce, Inc.), building infrastructure costs (including leases for office space), and fees for third-party legal counsel and accounting services.
Net cash provided by operating activities was $877 million for the three months ended April 30, 2025 compared to $764 million provided by operating activities for the three months ended April 30, 2024. The increase in cash provided by operating activities was primarily due to increased sales and the related cash collections, partially offset by increased expenses.
The Tax Cuts and Jobs Act of 2017 (TCJA) eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years. As a result, in the fiscal year ended January 31, 2026, cash payments for income taxes in relation to the TCJA are expected to reduce our cash

Veeva Systems Inc. | Form 10-Q	27

flows from operating activities. The requirement may also impact our cash flows from operating activities in future periods, the amounts and specific periods of which we are unable to estimate at this time.
Cash Flows from Investing Activities
Investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities, as well as capital expenditures.
Net cash used in investing activities was $52 million for the three months ended April 30, 2025 compared to $272 million used in investing activities for the three months ended April 30, 2024. The decrease in cash used in investing activities was mainly due to the decrease in purchases of short-term investments.
Cash Flows from Financing Activities
The cash flows from financing activities relate primarily to stock option exercises offset by taxes paid on behalf of employees related to the net share settlement of restricted stock units (RSUs).
Net cash provided by financing activities was $20 million for the three months ended April 30, 2025 compared to $4 million provided by financing activities for the three months ended April 30, 2024. The increase in cash provided by financing activities was related to an increase in proceeds from employee stock option exercises, and the decrease of cash used to pay employee taxes related to the net share settlement of RSUs.
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
There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2025 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

28	Veeva Systems Inc. | Form 10-Q

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, Great British Pound Sterling, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. For the three months ended April 30, 2025, about 84% of our revenues and about 80% of our expenses were denominated in USD.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded and such fluctuations can impact our net income. We engage in the hedging of our foreign currency transactions as described in note 5 of the notes to our condensed consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. Realized and unrealized foreign currency gains and losses were immaterial for both the three months ended April 30, 2025 and 2024.
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $6.1 billion as of April 30, 2025. This amount was held primarily in demand deposit accounts, money market funds, corporate notes and bonds, U.S. treasury securities, and asset-backed securities. The cash and cash equivalents are held for working capital purposes and other operational activities. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $63 million market value reduction in our investment portfolio as of April 30, 2025. An immediate decrease of 100-basis points in interest rates would have increased the market value by $63 million as of April 30, 2025. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Veeva Systems Inc. | Form 10-Q	29

ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

30	Veeva Systems Inc. | Form 10-Q

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
From time to time, we may be involved in legal proceedings and subject to claims incident to the ordinary course of business. For information regarding certain current legal proceedings, see note 11 of the notes to our condensed consolidated financial statements, which is incorporated herein by reference. In addition to the legal proceedings referenced in note 11, we are involved in the following additional legal proceedings which may be material to our business.
California Non-Compete Matter
On July 17, 2017, we filed a complaint in the Superior Court of the State of California in the County of Alameda against Medidata, IQVIA, and Sparta Systems, Inc. (Veeva Systems Inc. v. Medidata Solutions, Inc., Quintiles IMS Incorporated, IMS Software Services, LTD., and Sparta Systems, Inc., Case No. RG17868081). Our lawsuit sought declaratory and injunctive relief concerning the use of non-compete, confidentiality, and non-disparagement agreements by these companies.
On June 9, 2023, IQVIA, the only defendant remaining in the case, filed a counter-complaint seeking a declaration that its non-compete agreements comply with California law. On May 30, 2025, we entered into a confidential settlement agreement with IQVIA and the parties agreed to dismiss their claims against each other.

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

Veeva Systems Inc. | Form 10-Q	31

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
•Nearly all of our revenues are generated by sales to customers in the life sciences industry, and factors that adversely affect this industry (including government funding and staffing of relevant agencies and research, drug pricing regulation, healthcare funding and eligibility reforms, or other regulatory or policy changes) could also adversely affect us.
•Uncertain macroeconomic and geopolitical factors, including as a result of changes in trade policies and practices (including the imposition of tariffs), worldwide inflationary pressures, currency exchange fluctuations, changes in interest rates or other economic policies, geopolitical conflicts (like the Russian invasion of Ukraine and the regional conflict in the Middle East), and concerns about a possible domestic or global recession, may cause instability in the global economy, and disruptions within the life sciences industry that may negatively impact our business, our financial results, and our stock price.
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

32	Veeva Systems Inc. | Form 10-Q

•Changing laws, regulations, and enforcement priorities, including increasingly complex U.S. and international data privacy and information security regulations and measures specific to the life sciences industry, may impose additional costs for compliance, reduce demand for our solutions, and subject us to significant liabilities.
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

Veeva Systems Inc. | Form 10-Q	33

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
Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions. It is uncertain whether these newer solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected overall growth. For example, as discussed in more detail below, we have begun to migrate our Veeva CRM customers to Vault CRM. We cannot be certain that we will be successful with respect to newer solutions, including AI technologies, and markets. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions, develop other new solutions, or make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.

34	Veeva Systems Inc. | Form 10-Q

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
We currently depend on the Salesforce platform to deliver our Veeva CRM application, but we have begun to migrate our CRM customers to our Vault CRM solutions, which are built on our Veeva Vault platform. We do not intend to renew our agreement with Salesforce, Inc. for use of the Salesforce platform. Veeva CRM will be supported until September 1, 2030. The migration of our Veeva CRM customers will require time and expense, which may be significant. These migration processes are complex and we cannot be certain that we will be successful. Further, certain customers have decided, and other customers may in the future decide, not to migrate to Vault CRM and use a different CRM solution, including a CRM solution provided by Salesforce. Additionally, the migration may lead to outages or performance problems with Vault CRM or other Vault applications if we encounter difficulties supporting the increased volume of users migrating from Veeva CRM. Any disruptions in our services or other migration-related problems, whether or not such incidents are our fault, could subject us to liability or harm our reputation. If we are unsuccessful migrating our Veeva CRM customers to Vault CRM, encounter disruptions or other problems in the migration process, or our customers do not migrate to the Vault CRM in a timely manner, or at all, our business, operating results, and brand could be materially and adversely affected.

Veeva Systems Inc. | Form 10-Q	35

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

36	Veeva Systems Inc. | Form 10-Q

•adverse tax consequences, including the potential for required withholding taxes;
•fluctuations in the exchange rates of foreign currency in which our foreign revenues or expenses may be denominated;
•changes in diplomatic relations and trade policy, including the status of relations between the United States and other countries, including China and Russia, and the implementation of or changes to tariffs, export controls, trade sanctions, and embargoes, including if the United States and other countries were to impose more significant general sanctions against Russia in response to the continuing conflict in Ukraine, which could ban the use of our products by companies or users in Russia;
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

Veeva Systems Inc. | Form 10-Q	37

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

38	Veeva Systems Inc. | Form 10-Q

which could, among other things, delay or prevent us from completing a transaction, subject the transaction to divestiture after the fact, or otherwise restrict our ability to realize the expected financial or strategic goals of the acquisition.
Acquisitions could also use substantial portions of our available cash and result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In the event we require financing to complete an acquisition, we may not be able to raise it on terms acceptable to us or at all. In addition, if an acquired business fails to meet our expectations, our operating results, business, and financial position may suffer.
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

Veeva Systems Inc. | Form 10-Q	39

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
Nearly all of our sales are to customers in the life sciences industry. Demand for our solutions could be affected by factors that affect the life sciences industry, including:
•Regulatory changes, government policies, and government funding decisions related to the life sciences industry—Changes in regulations could negatively impact the business environment for our life sciences customers and for us. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. For example, regulatory changes with respect to life sciences advertising, such as limitations on or the elimination of the ability of pharmaceutical companies to engage in direct-to-consumer advertising, could negatively impact certain of our product offerings, including our Crossix business. Further, in recent years, there have been legislative and regulatory changes regarding the pricing of drugs and other healthcare treatments sold by life sciences companies, such as the drug pricing reforms in the Inflation Reduction Act, which went into effect in August 2022, and drug pricing reforms proposed by the recent Executive Order signed on May 12, 2025, which would impose certain limits on drug prices in the U.S. relative the the prices paid in other countries. Other drug pricing reforms have been discussed and may be proposed in the future. Significant changes in drug pricing policy or regulation could result in lower revenues and profits for life sciences companies and reduced demand for our products. In addition, reductions in funding and staffing of government agencies and changes in the funding and eligibility for healthcare programs relevant to the life sciences industry—such as the Food and Drug Administration, the National Institutes of Health, and Medicaid—or changes in funding priorities relevant to the life sciences industry could adversely affect the life sciences industry.
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

40	Veeva Systems Inc. | Form 10-Q

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
•Changes in trade policy or geopolitical conditions that impact the life sciences industry, changes in the ability to sell healthcare treatments in certain locations, and the global availability of healthcare treatments provided by the life sciences companies to which we sell—Tariffs imposed on the end products of the life sciences industry or on inputs relevant to the life sciences industry could increase costs for our customers or reduce demand for their products, which could delay or reduce their IT spending. If economic or geopolitical conditions deteriorate, or the ability to market life sciences products or conduct clinical trials in key markets is disrupted, including as a result of the Russian invasion of Ukraine; the regional conflict in the Middle East; changes in export controls; sanctions, or other international laws; or if the demand for life sciences products globally deteriorates for other reasons, our customers may delay or reduce their IT spending, particularly within the regions impacted by negative economic or geopolitical conditions. For example, a number of significant life sciences companies have scaled back sales, operations, and investments in Russia, including curtailing sales and marketing and clinical trial activity in Russia.
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

Veeva Systems Inc. | Form 10-Q	41

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
We also expect laws, regulations, industry standards and other obligations relating to privacy, data protection, and cybersecurity to continue to evolve, and that there will continue to be new, modified, and re-interpreted laws, regulations, standards, and other obligations in these areas. For example, the Network and Information Security

42	Veeva Systems Inc. | Form 10-Q

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
U.S. federal and state data privacy laws are rapidly evolving. These laws impose new and modify existing obligations on businesses that collect personal information, create new privacy rights for individuals, and contain enhanced requirements for and restrictions on data brokers. For example, under the California Consumer Privacy Act (CCPA), as amended, we are generally considered a “service provider” for our software solutions and a “business” for our data products. Some of these laws and regulations also target certain types of marketing and advertising based on the use of personal information. The State of Washington, for example, passed the My Health My Data Act, which became effective on March 21, 2024, establishing significant new restrictions on how businesses can collect, use, and disclose consumer health data. Veeva Crossix’s data platform combines large-scale data sets, inclusive of de-identified health and consumer data, to provide insights, analytics, and audience segmentation for our life sciences customers in the U.S. In response to the Washington law, we made modifications to our audience segments that may reduce demand for our Crossix products, which, in turn, could adversely impact the business. Other states have considered, and in certain cases enacted, similar laws. Additionally, the U.S. Department of Justice recently issued a final rule that places limitations, and in some cases prohibitions, on certain transfers of and access to certain personal data of U.S. persons by persons and entities located in China (and other designated countries) or controlled by a person or entity located in China (and other designated countries). These various laws, regulations, and legislative developments have potentially far-reaching consequences and have and may continue to require us to modify our solutions and data management practices and incur substantial expense in order to comply.
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
We recently announced Veeva AI, an initiative that will add AI to our applications across all major areas, including clinical, regulatory, safety, quality, medical, and commercial. This initiative presents new risks and challenges that could affect the adoption of our solutions and our business. If our AI offerings draw controversy due to their perceived or actual impact on privacy, security or confidentiality, inefficacy or inaccuracy, or contribution to bias, discrimination, other ethical harms, or other matters, we may experience new or enhanced governmental or

Veeva Systems Inc. | Form 10-Q	43

regulatory scrutiny, brand or reputational harm, competitive harm, or legal liability. If our users lose confidence in the decisions, predictions, analyses, or other content that our AI offerings produce, the adoption of our offerings could be adversely affected, which may harm our operating results and financial condition. The legal, regulatory, and policy environments around AI are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI, including by limiting or restricting our use of AI, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. Uncertainty around new and emerging AI applications and regulations may require us to make significant changes to our use of AI, including by limiting or restricting such use, and may cause us to incur increased research and development costs or compliance costs, or divert resources from other development efforts to address issues related to AI governance. If we are unable to mitigate these risks, or if we incur excessive expenses in our efforts to do so, our reputation, business, operating results, and financial condition may be harmed.
Risks Related to Our Reliance on Third Parties
If the third-party providers of healthcare professional and healthcare organization data and prescription drug sales data do not allow our customers to upload and use such data in our solutions, the demand for our solutions may decrease, and our business may be negatively impacted.
Many of our customers license healthcare professional and healthcare organization data and data regarding the sales of prescription drugs from third parties such as IQVIA. In order for our customers to upload such data to the our CRM solutions, Veeva Network, Veeva Nitro, and other Veeva applications, such third-party data providers typically must consent to such uploads and often require that we enter into agreements regarding our obligations with respect to such data, which include confidentiality obligations and intellectual property rights with respect to such third-party data. We have experienced delays and difficulties in our negotiations with such third-party data providers in the past, and we expect to continue experiencing difficulties in the future. For instance, IQVIA currently will not consent that customers using its healthcare professional or healthcare organization data may upload such data to Veeva Network and this has negatively affected sales and customer adoption of Veeva Network. To date, IQVIA has also restricted customers from uploading any of its data to Veeva Nitro, and has denied use of its data with certain other Veeva applications and for certain other use cases. In addition, IQVIA has stated publicly that it will deny all customer requests for use of new IQVIA data types in Veeva applications, including, as examples, real world data, real world evidence, and genomics. Similarly, sales and customer adoption of Veeva OpenData has been negatively impacted by certain restrictions on the use of IQVIA data during customer transitions from IQVIA data to Veeva OpenData. If third-party data providers, particularly IQVIA, do not consent to the uploading and use of their data in our solutions, delay consent, or fail to offer reasonable conditions for the upload and use of their data in our solutions, our sales efforts, solution implementations, and productive use of our solutions by customers, which have been harmed by such actions in the past, may continue to be harmed. Restrictions on the ability of our customers to use third-party data in our solutions may also decrease demand for our solutions or may cause customers to consider purchasing solutions that are not subject to the same restrictions. If these third-party data limitations persist, our business may be negatively impacted.
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

44	Veeva Systems Inc. | Form 10-Q

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
Salesforce, Inc. also has the right to terminate the agreement early in certain circumstances, including in the event of a material breach of the agreement by us, or if Salesforce, Inc. is subjected to third-party intellectual property infringement claims based on our solutions (except to the extent based on the Salesforce platform) or our trademarks and we do not remedy such infringement in accordance with the agreement. Also, if we are acquired by specified companies, Salesforce, Inc. may terminate the agreement upon notice of not less than 12 months. On May 1, 2023, as allowed by the terms of our agreement, Salesforce Inc. terminated certain competition restrictions imposed by the agreement. Per the terms of the agreement, termination of those non-competition obligations by Salesforce, Inc. released us from our minimum order commitments in the future. Under the terms of our current agreement, Salesforce, Inc. is no longer prohibited from promoting third-party products that are competitive to Veeva CRM, treating another third party as a “preferred” vendor of a CRM solution in the pharma and biotech market, or developing or promoting a product that competes with Veeva CRM. For example, Salesforce, Inc. is developing a life sciences industry-specific CRM application that will compete with our offerings and has entered into a partnership with IQVIA.
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

Veeva Systems Inc. | Form 10-Q	45

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

46	Veeva Systems Inc. | Form 10-Q

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
•pending, threatened, or future legal proceedings, certain of which are described in Part II, Item 1. “Legal Proceedings" and note 11 of the notes to our condensed consolidated financial statements, and which we expect to continue to result in significant legal expense for the foreseeable future;
•international expansion;

Veeva Systems Inc. | Form 10-Q	47

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

48	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	49

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

Any changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions could also impact our tax liabilities. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, the Organisation for Economic Co-operation and Development (OECD) is making progress with ongoing reforms of the international tax system, including changes to the practice of shifting profits among affiliated entities located in different tax jurisdictions. In October 2021, the OECD announced that more than 135 jurisdictions agreed on a two-pillar solution to address the tax challenges arising from the digitalization of the economy, including a global minimum effective corporate tax rate of 15% for certain large multinational companies, referred to as Pillar Two. A number of countries, including the United Kingdom, have implemented the legislation effective January 1, 2024, and we expect others to follow. We continue to monitor and assess the developments and implications surrounding changes in the global tax environment, including Pillar Two. The increasingly complex global tax environment could have a material adverse effect on our effective tax rate, results of operations, cash flows, and financial condition.
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

50	Veeva Systems Inc. | Form 10-Q

Risks Related to Our Intellectual Property
We have been and may in the future be sued by third parties for alleged infringement of their proprietary rights or misappropriation of intellectual property, and we may suffer damages or other harm from such proceedings.
There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, may own or claim to own intellectual property relating to our solutions. From time to time, third parties have claimed, and may in the future claim, that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, since January 2017, we have been defending against assertions of trade secret misappropriation made by our competitor, IQVIA, as described in note 11 of the notes to our condensed consolidated financial statements and other competitors have asserted similar claims in the past. We are also in discussions with a non-practicing entity relating to alleged infringement of its patents. As competition in our market grows and as we develop new technology products, the possibility of patent infringement and other intellectual property claims against us increases. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Such claims and litigation have caused and in the future could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations even if we were to ultimately prevail in such litigation.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. As of April 30, 2025, we have filed numerous domestic and foreign patent applications and have been issued 91 U.S. patents and 11 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners, consultants and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate and we may not be able to prevent the unauthorized disclosure or use of our technical knowledge, trade secrets or other confidential information. Further, if there is a breach or violation of the terms of our confidentiality agreements, we may not have adequate remedies.
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

Veeva Systems Inc. | Form 10-Q	51

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
Further, there is limited legal precedent or guidance regarding how to administer our obligation to balance the interests of stockholders, stakeholders, and the pursuit of our public benefit purpose. While we expect that, in large part, traditional Delaware corporation law principles and the application of those principles in case law—including those related to self-dealing, conflicts of interest, and the application of the business judgment rule—will continue to apply with respect to Delaware PBCs, there is currently limited case law involving PBCs, which may create legal uncertainty or additional litigation risk until additional case law develops. Stockholders of a Delaware PBC (if they, individually or collectively, own at least the lesser of two percent of the company’s outstanding shares or shares with a market value of at least $2 million) may file suit to enforce the balancing obligation. Any such lawsuit might be a distraction to our management and board of directors, and could be costly, which may have an adverse impact on our financial condition and results of operations.
As a PBC, we are required to disclose to stockholders a report at least biennially that includes our assessment of our success in achieving our specific public benefit purpose, and we have committed to providing this report annually and making it publicly available. If we are not timely or are unable to provide this report, or if the report is not viewed favorably, our reputation and status as a PBC may be harmed.
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
Standards for tracking and reporting ESG matters continue to evolve on a state, national, and international level. Our processes and controls may not comply with evolving standards for identifying, measuring, and reporting ESG metrics. Furthermore, various regulations may differ from each other, making universal compliance challenging as a multinational company, and increasing regulatory requirements and regulatory scrutiny related to ESG matters may result in higher compliance costs for us. Our failure or perceived failure to satisfy various reporting standards on a

52	Veeva Systems Inc. | Form 10-Q

timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation.
Our common stock price has been and will likely continue to be volatile.
The trading price of our common stock has been, and will likely continue to be, volatile for the foreseeable future. In addition, the trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. Uncertain macroeconomic and geopolitical factors, including as a result of changes in trade policies and practices (including the imposition of tariffs), worldwide inflationary pressures, currency exchange fluctuations, changes in interest rates, or other economic policies, geopolitical conflicts (like the Russian invasion of Ukraine and the regional conflict in the Middle East), and concerns about a possible domestic or global recession have led to volatility in the stock market. As a result, our stock price has changed significantly in recent periods, and we expect the trading price of our common stock will likely continue to be volatile for the foreseeable future. In addition to those risks described in this “Risk Factors” section, other factors have in the past and could in the future impact the value of our common stock, including:
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
•the economy as a whole and market conditions within our industry and the industries of our customers, including economic and regulatory uncertainty;
•macroeconomic and geopolitical factors and instability and volatility in the global financial markets;
•future monetary policy changes in the United States and globally;
•factors that impact the life sciences industry (including government funding and staffing of relevant agencies and research, drug pricing regulation, healthcare funding and eligibility reforms, or other regulatory or policy changes);
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
•any other factors discussed herein.

Veeva Systems Inc. | Form 10-Q	53

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
•require our board of directors to consider and balance our stockholders’ pecuniary (financial) interests, the best interests of those materially affected by our conduct, and the pursuit of our public benefit purpose, which may, in turn, allow our board of directors to make a decision about a change of control transaction that does not maximize short-term stockholder value;
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
Our bylaws provide for exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
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

54	Veeva Systems Inc. | Form 10-Q

“Federal Forum Provision.” Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to these provisions.
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

Veeva Systems Inc. | Form 10-Q	55

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
a)Sales of Unregistered Securities
None.
b)Use of Proceeds from Public Offerings of Common Stock
None.
c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans
The following table sets forth the material terms of all “Rule 10b5-1 trading arrangements” (as such term is defined under Item 408(a) of Regulation S-K) adopted or terminated by our Section 16 officers and directors during the fiscal quarter ended April 30, 2025:

Name and Title	Action (Adoption / Termination)	Adoption / Termination Date	Aggregate Number of Shares of Common Stock to be Sold (1)	Expiration Date (2)
Tim Cabral(3) Director	Adoption	12/18/2024	4,197	4/2/2026
Priscilla Hung Director	Adoption	4/4/2025	343	8/31/2025
(1) This number represents the maximum number of shares of common stock that may be sold pursuant to the trading plan. The number of shares actually sold will depend on the satisfaction of certain conditions as set forth in the plan.

(2) In each case, the trading plan may expire on an earlier date if and when all transactions thereunder are completed.
(3) This trading plan was inadvertently omitted from our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed on March 24, 2025.
None of our Section 16 officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such term is defined under Item 408(c) of Regulation S-K) during the fiscal quarter ended April 30, 2025.

56	Veeva Systems Inc. | Form 10-Q

Item 6. EXHIBITS.
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	6/14/2024

3.2	Certificate of Retirement of Class B Common Stock of Veeva Systems Inc.	8-K	001-36121	3.1	10/16/2023

3.3	Amended and Restated Bylaws of Veeva Systems Inc.	8-K	001-36121	3.1	6/23/2023

10.3	Description of Non-Employee Director Compensation.	10-K	001-36121	10.3	3/25/2024

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments					X
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

Veeva Systems Inc. | Form 10-Q	57

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Veeva Systems Inc.

Dated:	June 2, 2025	By:	/s/ BRIAN VAN WAGENER
Brian Van Wagener Chief Financial Officer (Principal Financial Officer)

Dated:	June 2, 2025	By:	/s/ KRISTINE DIAMOND
Kristine Diamond Chief Accounting Officer (Principal Accounting Officer)

58	Veeva Systems Inc. | Form 10-Q