Form 10-Q
period 2025-07-31
VEEVA SYSTEMS INC
filed 2025-08-29
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 28, 2025, there were 163,908,013 shares of the Registrant’s Class A common stock outstanding. We refer to our Class A common stock as our “common stock.”

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)
(Unaudited)

	July 31, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,930,431	$1,118,785
Short-term investments	4,473,282	4,031,442
Accounts receivable, net of allowance for credit losses of $602 and $57, respectively	422,071	1,016,356
Unbilled accounts receivable	50,348	40,761
Prepaid expenses and other current assets	118,456	101,458
Total current assets	6,994,588	6,308,802
Property and equipment, net	61,210	55,912
Deferred costs, net	25,899	26,383
Lease right-of-use assets	71,538	63,863
Goodwill	439,877	439,877
Intangible assets, net	36,445	44,460
Deferred income taxes	309,639	343,919
Other long-term assets	60,231	56,540
Total assets	$7,999,427	$7,339,756
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,578	$30,447
Accrued compensation and benefits	40,647	39,429
Accrued expenses and other current liabilities	58,807	35,557
Income tax payable	3,662	9,024
Deferred revenue	1,107,696	1,273,978
Lease liabilities	10,663	9,969
Total current liabilities	1,255,053	1,398,404
Deferred income taxes	439	587
Long-term lease liabilities	74,785	65,806
Other long-term liabilities	30,611	42,586
Total liabilities	1,360,888	1,507,383
Commitments and contingencies (note 11)
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	2,757,440	2,386,192
Accumulated other comprehensive loss	(1,997)	(8,416)
Retained earnings	3,883,094	3,454,595
Total stockholders’ equity	6,638,539	5,832,373
Total liabilities and stockholders’ equity	$7,999,427	$7,339,756

See Notes to Condensed Consolidated Financial Statements.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024

Revenues:
Subscription services	$659,183	$561,277	$1,293,951	$1,095,232
Professional services and other	129,898	114,904	254,173	231,294
Total revenues	789,081	676,181	1,548,124	1,326,526
Cost of revenues (1):
Cost of subscription services	93,830	78,791	172,176	156,939
Cost of professional services and other	101,423	91,581	196,901	187,317
Total cost of revenues	195,253	170,372	369,077	344,256
Gross profit	593,828	505,809	1,179,047	982,270
Operating expenses (1):
Research and development	192,677	176,429	376,710	339,140
Sales and marketing	109,439	101,528	208,067	198,829
General and administrative	95,804	61,365	164,630	122,642
Total operating expenses	397,920	339,322	749,407	660,611
Operating income	195,908	166,487	429,640	321,659
Other income, net	69,456	58,573	134,545	110,302
Income before income taxes	265,364	225,060	564,185	431,961
Income tax provision	65,055	54,019	135,686	99,256
Net income	$200,309	$171,041	$428,499	$332,705
Net income per share:
Basic	$1.23	$1.06	$2.63	$2.06
Diluted	$1.19	$1.04	$2.56	$2.02
Weighted-average shares used to compute net income per share:
Basic	163,496	161,708	163,129	161,566
Diluted	167,685	164,564	167,272	164,497
Other comprehensive income:
Net change in unrealized (loss) gain on available-for-sale investments	$(11,300)	$25,175	$6,067	$6,314
Net change in cumulative foreign currency translation gain (loss)	390	(104)	352	(1,252)
Comprehensive income	$189,399	$196,112	$434,918	$337,767

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$1,941	$1,642	$3,656	$3,196
Cost of professional services and other	14,804	13,176	27,573	25,711
Research and development	53,388	48,984	101,337	90,727
Sales and marketing	25,392	23,671	47,713	46,714
General and administrative	26,441	20,903	53,897	37,939
Total stock-based compensation	$121,966	$108,376	$234,176	$204,287

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended July 31, 2025						Three months ended July 31, 2024
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	162,975,081	$2	$2,519,398	$3,682,785	$8,913	$6,211,098	161,624,611	$2	$2,017,904	$2,902,121	$(30,646)	$4,889,381
Issuance of common stock upon exercise of stock options	741,812	—	141,692	—	—	141,692	48,813	—	6,400	—	—	6,400
Issuance of common stock upon vesting of restricted stock units	255,551	—	—	—	—	—	247,439	—	—	—	—	—
Shares withheld related to net share settlement	(94,750)	—	(26,373)	—	—	(26,373)	(90,576)	—	(16,630)	—	—	(16,630)
Stock-based compensation expense	—	—	122,723	—	—	122,723	—	—	109,435	—	—	109,435
Other comprehensive (loss) income	—	—	—	—	(10,910)	(10,910)	—	—	—	—	25,071	25,071
Net income	—	—	—	200,309	—	200,309	—	—	—	171,041	—	171,041
Balances at end of period	163,877,694	$2	$2,757,440	$3,883,094	$(1,997)	$6,638,539	161,830,287	$2	$2,117,109	$3,073,162	$(5,575)	$5,184,698

	Six months ended July 31, 2025						Six months ended July 31, 2024
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	162,583,789	$2	$2,386,192	$3,454,595	$(8,416)	$5,832,373	161,260,172	$2	$1,915,002	$2,740,457	$(10,637)	$4,644,824
Issuance of common stock upon exercise of stock options	984,525	—	182,297	—	—	182,297	227,590	—	34,834	—	—	34,834
Issuance of common stock upon vesting of restricted stock units	493,507	—	—	—	—	—	542,482	—	—	—	—	—
Shares withheld related to net share settlement	(184,127)	—	(46,783)	—	—	(46,783)	(199,957)	—	(41,588)	—	—	(41,588)
Stock-based compensation expense	—	—	235,734	—	—	235,734	—	—	208,861	—	—	208,861
Other comprehensive income	—	—	—	—	6,419	6,419	—	—	—	—	5,062	5,062
Net income	—	—	—	428,499	—	428,499	—	—	—	332,705	—	332,705
Balances at end of period	163,877,694	$2	$2,757,440	$3,883,094	$(1,997)	$6,638,539	161,830,287	$2	$2,117,109	$3,073,162	$(5,575)	$5,184,698

See Notes to Condensed Consolidated Financial Statements.

6	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended July 31,
	2025	2024

Cash flows from operating activities
Net income	$428,499	$332,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,948	19,519
Reduction of lease right-of-use assets	6,316	5,508
Accretion of discount on short-term investments	(4,535)	(14,254)
Stock-based compensation	234,176	204,287
Amortization of deferred costs	8,205	7,651
Deferred income taxes	31,699	(59,801)
Other, net	(1,414)	127
Changes in operating assets and liabilities:
Accounts receivable	593,032	487,219
Unbilled accounts receivable	(9,587)	(3,067)
Deferred costs	(7,721)	(7,174)
Prepaid expenses and other current and long-term assets	(21,232)	4,344
Accounts payable	3,361	(3,343)
Accrued expenses and other current liabilities	23,763	(5,517)
Income tax payable	(5,362)	(6,246)
Deferred revenue	(180,888)	(103,652)
Lease liabilities	(5,300)	(4,666)
Other long-term liabilities	2,631	2,750
Net cash provided by operating activities	1,115,591	856,390
Cash flows from investing activities
Purchases of short-term investments	(1,452,857)	(1,392,297)
Maturities and sales of short-term investments	1,023,691	1,017,605
Long-term assets	(12,213)	(11,528)
Net cash used in investing activities	(441,379)	(386,220)
Cash flows from financing activities
Proceeds from exercise of common stock options	182,297	34,834
Taxes paid related to net share settlement of equity awards	(46,228)	(42,490)
Net cash provided by (used in) financing activities	136,069	(7,656)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,365	(1,252)
Net change in cash, cash equivalents, and restricted cash	811,646	461,262
Cash, cash equivalents, and restricted cash at beginning of period	1,120,963	706,670
Cash, cash equivalents, and restricted cash at end of period	$1,932,609	$1,167,932

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$1,930,431	$1,165,754
Restricted cash included in other long-term assets	2,178	2,178
Total cash, cash equivalents, and restricted cash at end of period	$1,932,609	$1,167,932

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$126,683	$162,760
Excess tax benefits from employee stock plans	$15,610	$4,262

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

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
New Accounting Pronouncements Issued and Not Yet Adopted
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction, among other amendments. This new standard is effective for our fiscal year beginning on February 1, 2025 on a prospective basis. Retrospective application is permitted. The adoption of ASU 2023-09 will modify our disclosures but will not have an impact on our financial position or results of operations.
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

8	Veeva Systems Inc. | Form 10-Q

Note 2. Short-Term Investments
As of July 31, 2025, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposit	$20,116	$—	$(13)	$20,103
Asset-backed securities	399,409	2,191	(99)	401,501
Commercial paper	23,848	—	(13)	23,835
Corporate notes and bonds	2,663,431	13,771	(1,989)	2,675,213
Foreign government bonds	213,628	935	(546)	214,017
Municipal securities	61,646	124	(31)	61,739
U.S. agency obligations	13,372	41	—	13,413
U.S. treasury securities	1,063,948	1,759	(2,246)	1,063,461
Total available-for-sale securities	$4,459,398	$18,821	$(4,937)	$4,473,282

As of January 31, 2025, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposit	$64,045	$69	$(21)	$64,093
Asset-backed securities	526,986	3,257	(232)	530,011
Commercial paper	74,468	108	(1)	74,575
Corporate notes and bonds	2,202,150	10,588	(5,782)	2,206,956
Foreign government bonds	176,684	442	(1,023)	176,103
Municipal securities	67,780	173	(122)	67,831
U.S. agency obligations	24,616	94	(1)	24,709
U.S. treasury securities	888,968	1,440	(3,244)	887,164
Total available-for-sale securities	$4,025,697	$16,171	$(10,426)	$4,031,442

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	July 31, 2025	January 31, 2025
Due in one year or less	$930,144	$1,066,558
Due in greater than one year	3,543,138	2,964,884
Total	$4,473,282	$4,031,442

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. It is more likely than not we will hold such securities until maturity or a recovery of the cost basis.

Veeva Systems Inc. | Form 10-Q	9

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of July 31, 2025 (in thousands):

	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Certificates of deposit	$20,103	$(12)	$—	$—
Asset-backed securities	21,127	(17)	20,833	(83)
Commercial paper	23,835	(13)	—	—
Corporate notes and bonds	571,900	(1,977)	26,912	(12)
Foreign government bonds	85,833	(547)	—	—
Municipal securities	19,374	(31)	—	—
U.S. agency obligations	1,899	—	—	—
U.S. treasury securities	665,013	(2,245)	—	—
Total	$1,409,084	$(4,842)	$47,745	$(95)

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

Note 3. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $26 million as of both July 31, 2025 and January 31, 2025. Amortization expense for the deferred costs included in sales and marketing expenses in the condensed consolidated statements of comprehensive income was $4 million and $8 million for the three and six months ended July 31, 2025, respectively, and $4 million and $8 million for the three and six months ended July 31, 2024, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 4. Goodwill and Intangible Assets
Goodwill was $440 million as of both July 31, 2025 and January 31, 2025.
The following table presents the details of intangible assets as of July 31, 2025 (in thousands):

	Gross carrying amount	Accumulated amortization	Net
Existing technology	$28,580	$(26,973)	$1,607
Customer relationships	113,157	(78,908)	34,249
Other intangibles	21,405	(20,816)	589
Total intangible assets	$163,142	$(126,697)	$36,445

10	Veeva Systems Inc. | Form 10-Q

The following table presents the details of intangible assets as of January 31, 2025 (in thousands):

	Gross carrying amount	Accumulated amortization	Net
Existing technology	$28,580	$(24,878)	$3,702
Customer relationships	113,157	(73,223)	39,934
Other intangibles	21,405	(20,581)	824
Total intangible assets	$163,142	$(118,682)	$44,460

Amortization expense associated with intangible assets was $4 million and $8 million for the three and six months ended July 31, 2025, respectively, and $5 million and $10 million for the three and six months ended July 31, 2024, respectively.
As of July 31, 2025, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Year	Estimated amortization expense
Remaining for 2026	$6,131
2027	8,922
2028	7,778
2029	7,782
2030	5,832
Total	$36,445

Note 5. Fair Value Measurements
The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of July 31, 2025 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$897,086	$—	$897,086
U.S. Treasury securities	—	6,147	6,147
Short-term investments:
Certificates of deposit	—	20,103	20,103
Asset-backed securities	—	401,501	401,501
Commercial paper	—	23,835	23,835
Corporate notes and bonds	—	2,675,213	2,675,213
Foreign government bonds	—	214,017	214,017
Municipal securities	—	61,739	61,739
U.S. agency obligations	—	13,413	13,413
U.S. Treasury securities	—	1,063,461	1,063,461
Foreign currency derivative contracts	—	2,238	2,238
Total financial assets	$897,086	$4,481,667	$5,378,753

Veeva Systems Inc. | Form 10-Q	11

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
For the six months ended July 31, 2025, net realized and unrealized foreign currency gains on hedging were $6 million. The net realized and unrealized foreign currency gains and losses on hedging were not material for the three months ended July 31, 2025 and for the three and six months ended July 31, 2024.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	July 31, 2025	January 31, 2025
Notional amount of foreign currency derivative contracts	$96,119	$130,122
Fair value of foreign currency derivative contracts	$93,742	$130,552

Note 6. Income Taxes
For the three months ended July 31, 2025 and 2024, our effective tax rates were 24.5% and 24.0%, respectively. For the six months ended July 31, 2025 and 2024, our effective tax rates were 24.0% and 23.0%, respectively. During the three and six months ended July 31, 2025, as compared to the same periods in the prior fiscal year, our effective tax rate increased primarily due to the indirect effects of the One Big Beautiful Bill Act (OBBBA), offset by increased excess tax benefits related to equity compensation.

12	Veeva Systems Inc. | Form 10-Q

Note 7. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Deferred Revenue
Of the beginning deferred revenue balance for the respective periods, we recognized $556 million and $851 million in revenue for the three and six months ended July 31, 2025, respectively, and $466 million and $713 million for the three and six months ended July 31, 2024, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of July 31, 2025, the amount of the transaction price allocated to remaining performance obligations for noncancellable subscription services contracts greater than one year was not significant with the substantial majority of such allocated transaction price included in deferred revenue and expected to be recognized over the next 12 months.
Unbilled Accounts Receivable
As of July 31, 2025, unbilled accounts receivable consisted of (i) receivables of $42 million primarily for revenue recognized for professional services performed but not yet billed and (ii) contract assets of $8 million primarily related to professional services performed but for which we are not contractually able to invoice until a future period.
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
For the three months ended July 31, 2025 and 2024, our operating lease expense was $4 million and $3 million, respectively. For the six months ended July 31, 2025 and 2024, our operating lease expense was $8 million and $7 million, respectively.
Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended July 31,
	2025	2024
Cash paid for lease liabilities	$6,992	$5,885
Lease right-of-use assets obtained in exchange for new lease liabilities	$14,015	$2,509

Supplemental balance sheet information related to operating leases was as follows:

	July 31, 2025	January 31, 2025
Weighted average remaining lease term	7.6 years	7.7 years
Weighted average discount rate	4.7%	4.6%

Veeva Systems Inc. | Form 10-Q	13

As of July 31, 2025, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Year
Remaining for 2026	$2,094
2027	15,350
2028	17,224
2029	13,391
2030	12,259
Thereafter	44,304
Total lease payments	104,622
Less imputed interest	(19,174)
Total lease liabilities	$85,448

Note 9. Stockholders’ Equity
Common Stock
As of July 31, 2025, we had 163,877,694 shares of common stock outstanding.
Stock Option Activity
A summary of stock option activity for the six months ended July 31, 2025 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2025	14,633,921	$177.65	6.8	$860
Options granted	2,176,814	$215.01
Options exercised	(984,525)	$185.17
Options forfeited/cancelled	(187,369)	$210.75
Options outstanding at July 31, 2025	15,638,841	$181.98	6.8	$1,600
Options vested and exercisable at July 31, 2025	6,862,373	$138.67	4.5	$1,000
Options vested and exercisable at July 31, 2025 and expected to vest thereafter	15,638,841	$181.98	6.8	$1,600

The options granted during the six months ended July 31, 2025 were primarily made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $122.04 and $97.28 per option for the three and six months ended July 31, 2025, respectively.
As of July 31, 2025, there was $541 million in unrecognized compensation cost related to unvested stock options granted under the 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 2.4 years.
The total intrinsic value of options exercised was approximately $64 million and $80 million for the three and six months ended July 31, 2025, respectively.

14	Veeva Systems Inc. | Form 10-Q

Stock Option Valuation Assumptions
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended July 31,						Six months ended July 31,
	2025			2024			2025			2024
Volatility	39%	-	40%	39%			39%	-	40%	39%	-	41%
Expected term (in years)	6.25			6.25	-	7.63	6.25	-	7.00	6.25	-	7.63
Risk-free interest rate	4.02%	-	4.17%	4.15%	-	4.45%	3.78%	-	4.41%	4.12%	-	4.65%
Dividend yield	—%			—%			—%			—%

Restricted Stock Units
A summary of RSU activity for the six months ended July 31, 2025 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2025	880,026	$206.25
RSUs granted	1,016,695	$215.98
RSUs vested	(493,507)	$208.21
RSUs forfeited/cancelled	(31,447)	$214.68
Balance at July 31, 2025	1,371,767	$212.57

As of July 31, 2025, there was a total of $180 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 0.9 years. The total grant date fair value of RSUs vested for the three and six months ended July 31, 2025 was $71 million and $126 million, respectively.
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
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Numerator:
Net income	$200,309	$171,041	$428,499	$332,705

Denominator:
Basic shares:
Weighted average common shares outstanding, basic	163,496	161,708	163,129	161,566
Diluted shares:
Weighted average common shares outstanding, basic	163,496	161,708	163,129	161,566
Effect of potentially dilutive common shares	4,189	2,856	4,143	2,931
Weighted average common shares outstanding, diluted	167,685	164,564	167,272	164,497
Net income per share:
Basic	$1.23	$1.06	$2.63	$2.06
Diluted	$1.19	$1.04	$2.56	$2.02

Veeva Systems Inc. | Form 10-Q	15

Potential common share equivalents excluded because their inclusion would be anti-dilutive are as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Options and RSUs	7,298	9,076	6,746	7,887

Note 11. Commitments and Contingencies
Litigation
IQVIA Litigation Matters
IQVIA and Veeva have been involved in a series of litigations since 2017, including IQVIA Inc. v. Veeva Systems Inc. (No. 2:17-cv-00177) and IQVIA Inc. v. Veeva Systems Inc. (No. 2:19-cv-15517). In these litigations, IQVIA asserted trade secret misappropriation claims and Veeva asserted antitrust claims. Prior to August 13, 2025, these cases were pending in the U.S. District Court for the District of New Jersey.
On August 13, 2025, Veeva and IQVIA entered into a settlement agreement that resolves all ongoing litigations between Veeva and IQVIA. Under the terms of the settlement agreement, neither party will pay damages to the other party and both parties agreed to dismiss with prejudice all claims and counterclaims currently pending. Accordingly, all claims and counterclaims have now been dismissed.
Fee Arrangements Related to the IQVIA Litigation Matters. We entered into partial contingency fee arrangements with certain law firms representing us in the IQVIA litigations, pursuant to which such law firms are entitled to payment from us of a success fee if certain non-monetary outcomes are achieved. Consequent to the settlement of the IQVIA litigations, as of July 31, 2025, we accrued approximately $31 million due to such law firms in accordance with the terms of such arrangements.
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
The following table reconciles the Company’s revenues to consolidated net income and the specific items excluded from cost of revenues and operating expenses to calculate adjusted operating income (in thousands):

16	Veeva Systems Inc. | Form 10-Q

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Revenues	$789,081	$676,181	$1,548,124	$1,326,526

Cost of revenues - adjusted:
Cost of subscription services revenues	90,843	76,026	166,462	151,521
Cost of professional services and other revenues	86,480	78,267	169,055	161,333
Operating expenses - adjusted:
Research and development	139,289	127,417	275,373	248,357
Sales and marketing	81,157	74,311	154,669	145,101
General and administrative	38,736	40,405	80,106	79,590
Operating income - adjusted	352,576	279,755	702,459	540,624
Other segment items (1)	156,668	113,268	272,819	218,965
Other income, net	69,456	58,573	134,545	110,302
Income tax provision	65,055	54,019	135,686	99,256
Consolidated net income	$200,309	$171,041	$428,499	$332,705
(1) Other segment items included in consolidated net income consist primarily of stock-based compensation, amortization of purchased intangibles, and litigation settlement-related charges.

Cost of revenues - adjusted, and operating expenses - adjusted, are segment expenses that are regularly provided to the CEO and do not include stock-based compensation, amortization of purchased intangibles, and litigation settlement-related charges, as we exclude them from our internal management reporting processes. We find it useful to exclude these expenses when we assess the appropriate level of various operating expenses and resource allocations when budgeting, planning, and forecasting future periods.
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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Revenues by geography
North America	$468,008	$395,971	$927,475	$777,570
Europe	232,744	198,315	449,847	388,230
Asia Pacific	70,128	64,879	135,498	127,319
Middle East, Africa, and Latin America	18,201	17,016	35,304	33,407
Total revenues	$789,081	$676,181	$1,548,124	$1,326,526

Veeva Systems Inc. | Form 10-Q	17

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	July 31, 2025	January 31, 2025
Long-lived assets by geography
North America	$49,221	$47,144
Europe	7,586	6,778
Asia Pacific	3,776	1,295
Middle East, Africa, and Latin America	627	695
Total long-lived assets	$61,210	$55,912

Revenues by Product
We group our revenues into two product areas: Commercial Solutions and R&D Solutions. Commercial Solutions revenues consist of revenues from our Veeva Commercial Cloud and Veeva Data Cloud solutions. R&D Solutions revenues consist of revenues from our Veeva Development Cloud and Veeva Quality Cloud solutions.
Total revenues consist of the following (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Subscription services
Commercial Solutions	$307,523	$271,810	$612,934	$533,126
R&D Solutions	351,660	289,467	681,017	562,106
Total subscription services	659,183	561,277	1,293,951	1,095,232
Professional services
Commercial Solutions	47,703	45,068	94,270	93,840
R&D Solutions	82,195	69,836	159,903	137,454
Total professional services	129,898	114,904	254,173	231,294
Total revenues	$789,081	$676,181	$1,548,124	$1,326,526

18	Veeva Systems Inc. | Form 10-Q

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
In our fiscal year ended January 31, 2025, we derived approximately 48% and 52% of our subscription services revenues and 47% and 53% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. For the six months ended July 31, 2025, we derived approximately 47% and 53% of our subscription services revenues and 45% and 55% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. Revenues associated with our R&D Solutions are expected to increase as a percentage of both subscription services revenues and total revenues in the future. We also offer certain of our R&D Solutions to industries outside the life sciences industry primarily in North America and Europe.
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
We derive our revenues primarily from subscription services fees and professional services fees. Subscription services revenues consist of fees from customers accessing our software and data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, data services, training,

Veeva Systems Inc. | Form 10-Q	19

speakers bureau logistics, and managed services related to our solutions and services related to our Veeva Business Consulting offering. For the six months ended July 31, 2025, subscription services revenues constituted 84% of total revenues and professional services and other revenues constituted 16% of total revenues.
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
Cost of Revenues
Cost of subscription services revenues for all of our solutions consists of expenses related to our computing infrastructure provided by third parties, including Amazon Web Services and Salesforce, Inc., personnel related costs associated with hosting our subscription services and providing support, including our data stewards, data acquisition costs, and costs of delivering our data solutions, expenses associated with computer equipment and software, and allocated overhead.
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
Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing program costs, travel-related expenses, amortization expense associated with purchased intangibles related to our customer contracts, customer relationships and brand development, and allocated overhead. Marketing program costs include advertising, customer events, corporate communications, brand awareness, and product marketing activities. Sales commissions are costs of obtaining new customer contracts and are capitalized and then amortized over a period of benefit that we have determined to be three years.
General and Administrative. General and administrative expenses consist of employee-related expenses for our finance and accounting, legal, employee success, management information systems personnel, and other administrative employees. In addition, general and administrative expenses include fees related to third-party legal counsel, fees related to third-party accounting, tax and audit services, other corporate expenses, and allocated overhead.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$659,183	$561,277	$1,293,951	$1,095,232
Professional services and other	129,898	114,904	254,173	231,294
Total revenues	789,081	676,181	1,548,124	1,326,526
Cost of revenues (1):
Cost of subscription services	93,830	78,791	172,176	156,939
Cost of professional services and other	101,423	91,581	196,901	187,317
Total cost of revenues	195,253	170,372	369,077	344,256
Gross profit	593,828	505,809	1,179,047	982,270
Operating expenses (1):
Research and development	192,677	176,429	376,710	339,140
Sales and marketing	109,439	101,528	208,067	198,829
General and administrative	95,804	61,365	164,630	122,642
Total operating expenses	397,920	339,322	749,407	660,611
Operating income	195,908	166,487	429,640	321,659
Other income, net	69,456	58,573	134,545	110,302
Income before income taxes	265,364	225,060	564,185	431,961
Income tax provision	65,055	54,019	135,686	99,256
Net income	$200,309	$171,041	$428,499	$332,705

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$1,941	$1,642	$3,656	$3,196
Cost of professional services and other	14,804	13,176	27,573	25,711
Research and development	53,388	48,984	101,337	90,727
Sales and marketing	25,392	23,671	47,713	46,714
General and administrative	26,441	20,903	53,897	37,939
Total stock-based compensation	$121,966	$108,376	$234,176	$204,287

Revenues

	Three months ended July 31,			Six months ended July 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Revenues:
Subscription services	$659,183	$561,277	17%	$1,293,951	$1,095,232	18%
Professional services and other	129,898	114,904	13%	254,173	231,294	10%
Total revenues	$789,081	$676,181	17%	$1,548,124	$1,326,526	17%
Percentage of revenues:
Subscription services	84%	83%		84%	83%
Professional services and other	16	17		16	17
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended July 31, 2025 increased $113 million, of which $98 million was from growth in subscription services revenue.

22	Veeva Systems Inc. | Form 10-Q

The increase in subscription services revenues consisted of $62 million attributable to R&D Solutions and $36 million attributable to Commercial Solutions. The increase in subscription services revenue attributable to R&D solutions was primarily driven by the expanding use by existing customers of our Veeva Development Cloud and Veeva Quality Cloud products and, to a lesser extent, due to higher prices in connection with our annual inflation adjustment for Veeva Development Cloud products. The increase in subscription services revenue attributable to Commercial Solutions was primarily driven by the expanding use by existing customers of our Veeva Commercial Cloud and Veeva Data Cloud products and, to a lesser extent, due to higher prices in connection with our annual inflation adjustment for Veeva Commercial Cloud products. The geographic mix of subscription services revenues was 59% from North America, 28% from Europe, and 13% from other locations, primarily Asia Pacific, for the three months ended July 31, 2025, as compared to 59% from North America, 28% from Europe, and 13% from other locations, primarily Asia Pacific, for the three months ended July 31, 2024.
Professional services and other revenues for the three months ended July 31, 2025 increased $15 million. The increase was primarily due to an increase in implementation and business consulting services. The geographic mix of professional services and other revenues was 58% from North America, 36% from Europe, and 6% from other locations, primarily Asia Pacific, for the three months ended July 31, 2025, as compared to 57% from North America, 36% from Europe, and 7% from other locations, primarily Asia Pacific, for the three months ended July 31, 2024.
Total revenues for the six months ended July 31, 2025 increased $222 million, of which $199 million was from growth in subscription services revenue.
The increase in subscription services revenues consisted of $119 million attributable to R&D Solutions and $80 million attributable to Commercial Solutions. The increase in subscription services revenue attributable to R&D solutions was primarily driven by the expanding use by existing customers of our Veeva Development Cloud and Veeva Quality Cloud products and, to a lesser extent, due to higher prices in connection with our annual inflation adjustment for Veeva Development Cloud products. The increase in subscription services revenue attributable to Commercial Solutions was primarily driven by the expanding use by existing customers of our Veeva Commercial Cloud and Veeva Data Cloud products and, to a lesser extent, due to higher prices in connection with our annual inflation adjustment for Veeva Commercial Cloud products. The geographic mix of subscription services revenues was 60% from North America, 28% from Europe, and 12% from other locations, primarily Asia Pacific, for the six months ended July 31, 2025, as compared to 59% from North America, 28% from Europe, and 13% from other locations, primarily Asia Pacific, for the six months ended July 31, 2024.
Professional services and other revenues for the six months ended July 31, 2025 increased $23 million. The increase was primarily due to an increase in business consulting and implementation services. The geographic mix of professional services and other revenues was 59% from North America, 35% from Europe, and 6% from other locations, primarily Asia Pacific, for the six months ended July 31, 2025, as compared to 58% from North America, 35% from Europe, and 7% from other locations, primarily Asia Pacific, for the six months ended July 31, 2024.
Cost of Revenue and Gross Margin

	Three months ended July 31,			Six months ended July 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$93,830	$78,791	19%	$172,176	$156,939	10%
Cost of professional services and other	101,423	91,581	11%	196,901	187,317	5%
Total cost of revenues	$195,253	$170,372	15%	$369,077	$344,256	7%
Gross margin percentage:
Subscription services	86%	86%		87%	86%
Professional services and other	22%	20%		23%	19%
Total gross margin percentage	75%	75%		76%	74%
Gross profit	$593,828	$505,809	17%	$1,179,047	$982,270	20%

Cost of revenues for the three months ended July 31, 2025 increased $25 million, comprised of a $15 million increase in cost of subscription services and a $10 million increase in cost of professional services and other. The increase in cost of subscription services was primarily due to an increase of $14 million related to data and

Veeva Systems Inc. | Form 10-Q	23

computing infrastructure costs. The increase in data costs is related to our continued investment in our data solutions. The increase in computing infrastructure costs was driven by an increase in both the number of end users and the volume of activity by end users of our subscription services. The increase in cost of professional services and other was primarily due to an increase of $9 million related to employee compensation-related costs, which was driven by increases in salaries and benefits, as well as headcount.
Cost of revenues for the six months ended July 31, 2025 increased $25 million, comprised of a $15 million increase in cost of subscription services and a $10 million increase in cost of professional services and other. The increase in cost of subscription services was primarily due to an increase of $13 million related to data and computing infrastructure costs. The increase in data costs is related to our continued investment in our data solutions. The increase in computing infrastructure costs was driven by an increase in both the number of end users and the volume of activity by end users of our subscription services. The $10 million increase in cost of professional services and other was primarily related to employee compensation-related costs, which was driven by increases in salaries and benefits, as well as headcount.
We expect cost of subscription services to increase in absolute dollars in the future due to increased usage of our subscription services and continued investment in our data solutions.
Operating Expenses and Operating Margin
Operating expenses include research and development, sales and marketing, and general and administrative expenses. We expect operating expenses to increase in the future, primarily due to employee compensation-related costs.
Research and Development

	Three months ended July 31,			Six months ended July 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Research and development	$192,677	$176,429	9%	$376,710	$339,140	11%
Percentage of total revenues	24%	26%		24%	26%

Research and development expenses for the three months ended July 31, 2025 increased $16 million, primarily due to an increase of $16 million in employee compensation-related costs, which was driven by increases in salaries and benefits, as well as headcount. The expansion of our headcount in research and development was to support development work for the products that we offer or may offer in the future.
Research and development expenses for the six months ended July 31, 2025 increased $38 million, primarily due to an increase of $36 million in employee compensation-related costs, which was driven by increases in salaries and benefits, as well as headcount. The expansion of our headcount in research and development was to support development work for the products that we offer or may offer in the future.
We expect research and development expenses to increase in the future, primarily due to employee compensation-related costs and hosting fees as we continue to invest in our product offerings.
Sales and Marketing

	Three months ended July 31,			Six months ended July 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Sales and marketing	$109,439	$101,528	8%	$208,067	$198,829	5%
Percentage of total revenues	14%	15%		13%	15%

Sales and marketing expenses for the three months ended July 31, 2025 increased $8 million, primarily due to an increase of $7 million in employee compensation-related costs, which was driven by increases in salaries and

24	Veeva Systems Inc. | Form 10-Q

benefits, as well as headcount. The expansion of our headcount was to support our sales and marketing efforts associated with our product offerings.
Sales and marketing expenses for the six months ended July 31, 2025 increased $9 million, primarily due to an increase of $9 million in employee compensation-related costs, which was driven by increases in salaries and benefits, as well as headcount. The expansion of our headcount was to support our sales and marketing efforts associated with our product offerings.
We expect sales and marketing expenses to increase in the future, primarily due to employee compensation-related costs and the increase in marketing program costs related to events.
General and Administrative

	Three months ended July 31,			Six months ended July 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
General and administrative	$95,804	$61,365	56%	$164,630	$122,642	34%
Percentage of total revenues	12%	9%		11%	9%

General and administrative expenses for the three months ended July 31, 2025 increased $34 million, primarily due to an increase of $31 million in litigation settlement-related charges.
General and administrative expenses for the six months ended July 31, 2025 increased $42 million, primarily due to an increase of $31 million in litigation settlement-related charges and $17 million in employee compensation-related costs, offset by a $5 million litigation settlement charge that occurred in the six months ended July 31, 2024. The increase in employee compensation-related costs was primarily driven by stock-based compensation related to the equity grant to our Chief Executive Officer in the quarter ended July 31, 2024.
Other Income, Net

	Three months ended July 31,			Six months ended July 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Other income, net	$69,456	$58,573	19%	$134,545	$110,302	22%

Other income, net, for the three and six months ended July 31, 2025 increased $11 million and $24 million, respectively, primarily due to an increase in interest income from higher investment asset and cash balances.
Provision for Income Taxes

	Three months ended July 31,			Six months ended July 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Income before income taxes	$265,364	$225,060	18%	$564,185	$431,961	31%
Income tax provision	$65,055	$54,019	20%	$135,686	$99,256	37%
Effective tax rate	24.5%	24.0%		24.0%	23.0%

The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to state taxes, tax credits, equity compensation, and foreign-derived intangible income deduction. Future tax rates could be affected by changes in tax laws and regulations or by rulings in tax related litigation, as may be applicable.

Veeva Systems Inc. | Form 10-Q	25

During the three and six months ended July 31, 2025, as compared to the same periods in the prior fiscal year, our effective tax rate increased primarily due to the indirect effects of the One Big Beautiful Bill Act (OBBBA), offset by increased excess tax benefits related to equity compensation. The OBBBA restored the immediate expensing of certain domestic research and development expenditures and included an election to accelerate the unamortized capitalized research and development expenditures over a two-year period, which decreased our taxable income resulting in a decrease in our foreign-derived intangible income benefit.
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
•Litigation settlement-related charges. We exclude certain costs related to litigation settlements, including outcome-based payments to the law firms that represented us, because they are non-recurring and outside the ordinary course of business. Because these costs are unrelated to our day-to-day business operations, we believe excluding them enables more consistent evaluation of our operating results.
•Income tax effects on the difference between GAAP and non-GAAP costs and expenses. The income tax effects that are excluded relate to the imputed tax impact on the difference between GAAP and non-GAAP costs and expenses due to stock-based compensation and purchased intangibles for GAAP and non-GAAP measures.

26	Veeva Systems Inc. | Form 10-Q

Limitations on the Use of Non-GAAP Financial Measures
There are limitations to using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with GAAP and may be different from non-GAAP financial measures provided by other companies.
The non-GAAP financial measures are limited in value because they exclude certain items that may have a material impact upon our reported financial results. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by management about which items are adjusted to calculate our non-GAAP financial measures. We compensate for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis and also by providing GAAP measures in our public disclosures.
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
The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024

	(in thousands)
Net cash provided by operating activities on a GAAP basis	$238,433	$92,874	$1,115,591	$856,390
Excess tax benefits from employee stock plans	(13,031)	(1,141)	(15,610)	(4,262)
Net cash provided by operating activities on a non-GAAP basis	$225,402	$91,733	$1,099,981	$852,128
Net cash used in investing activities on a GAAP basis	$(389,272)	$(113,842)	$(441,379)	$(386,220)
Net cash provided by (used in) financing activities on a GAAP basis	$115,689	$(11,484)	$136,069	$(7,656)

Operating income on a GAAP basis	$195,908	$166,487	$429,640	$321,659
Stock-based compensation expense	121,966	108,376	234,176	204,287
Amortization of purchased intangibles	4,075	4,892	8,016	9,678
Litigation settlement-related charges	30,627	—	30,627	5,000
Operating income on a non-GAAP basis	$352,576	$279,755	$702,459	$540,624
Net income on a GAAP basis	$200,309	$171,041	$428,499	$332,705
Stock-based compensation expense	121,966	108,376	234,176	204,287
Amortization of purchased intangibles	4,075	4,892	8,016	9,678
Litigation settlement-related charges	30,627	—	30,627	5,000
Income tax effect on non-GAAP adjustments (1)	(23,572)	(17,030)	(40,085)	(37,438)
Net income on a non-GAAP basis	$333,406	$267,279	$661,234	$514,232
Diluted net income per share on a GAAP basis	$1.19	$1.04	$2.56	$2.02
Stock-based compensation expense	0.73	0.66	1.40	1.24
Amortization of purchased intangibles	0.02	0.03	0.05	0.06
Litigation settlement-related charges	0.18	—	0.18	0.03
Income tax effect on non-GAAP adjustments (1)	(0.13)	(0.11)	(0.24)	(0.22)
Diluted net income per share on a non-GAAP basis	$1.99	$1.62	$3.95	$3.13
(1) For the three and six months ended July 31, 2025 and 2024, we used an estimated annual effective non-GAAP tax rate of 21%.

Veeva Systems Inc. | Form 10-Q	27

Liquidity and Capital Resources

	Six months ended July 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$1,115,591	$856,390
Net cash used in investing activities	(441,379)	(386,220)
Net cash provided by (used in) financing activities	136,069	(7,656)
Effect of exchange rate changes on cash and cash equivalents	1,365	(1,252)
Net change in cash and cash equivalents	$811,646	$461,262

Our principal sources of liquidity continue to be comprised of our existing cash, cash equivalents, and short-term investments. As of July 31, 2025, our cash, cash equivalents, and short-term investments totaled $6.4 billion, of which $79 million represented cash and cash equivalents held outside of the United States.
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
Our non-U.S. cash and cash equivalents are not considered indefinitely reinvested outside the United States, except in certain designated jurisdictions. As of July 31, 2025, we have not recorded any taxes, such as withholding taxes, associated with the foreign earnings that are indefinitely reinvested outside of the United States. Under currently enacted tax laws, if we were to choose to repatriate the funds we have designated as indefinitely reinvested outside the United States, such amounts may be subject to certain jurisdictional taxes (e.g., withholding taxes).
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
Net cash provided by operating activities was $1,116 million for the six months ended July 31, 2025 compared to $856 million provided by operating activities for the six months ended July 31, 2024. The increase in cash provided by operating activities was primarily due to increased sales and the related cash collections and the impact of the OBBBA, partially offset by increased expenses.
The OBBBA restored the option to deduct certain domestic research and development expenditures, which were previously required to be capitalized and amortized over five years under the Tax Cuts and Jobs Act of 2017. Additionally, the OBBBA provides for an election to accelerate the deduction of unamortized capitalized domestic research and development expenditures from fiscal years ended January 31, 2023 to January 31, 2025. As a result

28	Veeva Systems Inc. | Form 10-Q

of OBBBA, our cash flows from operating activities are expected to increase for the fiscal year ending January 31, 2026. The OBBBA is expected to increase our cash flows from operating activities in future periods, the amounts of which we are unable to estimate at this time.
Cash Flows from Investing Activities
Investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities, as well as capital expenditures.
Net cash used in investing activities was $441 million for the six months ended July 31, 2025 compared to $386 million used in investing activities for the six months ended July 31, 2024. The increase in cash used in investing activities was primarily due to the increase in purchases of short-term investments.
Cash Flows from Financing Activities
The cash flows from financing activities relate primarily to stock option exercises offset by taxes paid on behalf of employees related to the net share settlement of restricted stock units (RSUs).
Net cash provided by financing activities was $136 million for the six months ended July 31, 2025 compared to $8 million used in financing activities for the six months ended July 31, 2024. The change in cash provided by financing activities was primarily due to an increase in proceeds from employee stock option exercises.
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
There have been no material changes to our critical accounting policies and estimates during the six months ended July 31, 2025 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Veeva Systems Inc. | Form 10-Q	29

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, Great British Pound Sterling, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. For the six months ended July 31, 2025, about 83% of our revenues and about 81% of our expenses were denominated in USD.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded and such fluctuations can impact our net income. We engage in the hedging of our foreign currency transactions as described in note 5 of the notes to our condensed consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. Realized and unrealized foreign currency gains and losses were immaterial for both the three and six months ended July 31, 2025 and 2024.
Interest rate sensitivity
We had cash, cash equivalents and short-term investments totaling $6.4 billion as of July 31, 2025. This amount was held primarily in demand deposit accounts, money market funds, corporate notes and bonds, U.S. treasury securities, and asset-backed securities. The cash and cash equivalents are held for working capital purposes and other operational activities. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $72 million market value reduction in our investment portfolio as of July 31, 2025. An immediate decrease of 100-basis points in interest rates would have increased the market value by $73 million as of July 31, 2025. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

30	Veeva Systems Inc. | Form 10-Q

ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Veeva Systems Inc. | Form 10-Q	31

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

32	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	33

•We have been and may in the future be sued for infringement or misappropriation of third-party intellectual property. We may suffer damages, which could be significant, or other harm from these lawsuits.
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

34	Veeva Systems Inc. | Form 10-Q

adequate to cover losses associated with such events, and such insurance may not cover all of the types of costs, expenses, and losses we could incur to respond to and remediate a security breach or incident.
The markets in which we participate are highly competitive, and if we do not compete effectively, our business and operating results could be adversely affected.
The markets for our solutions are highly competitive. In new sales cycles within our largest product categories, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. Historically, our CRM solutions competed with IQVIA’s CRM solution. However, IQVIA has announced that it will market and support its CRM solution only through 2029, that it has licensed its CRM software to Salesforce, Inc., and that it will collaborate with Salesforce to accelerate the development of a CRM solution for life sciences that it will jointly market with Salesforce. Accordingly, our CRM solutions now primarily compete with Salesforce, which has announced it is developing a life sciences industry-specific CRM application. Our Veeva Data Cloud products as well as Veeva Crossix, compete with IQVIA, Ipsos Group S.A., Definitive Health Corp., and smaller data and data analytics providers. IQVIA, Dassault Systèmes, OpenText Corporation, Oracle Corporation, Honeywell International Inc., and other smaller application providers offer applications that compete with certain of our Veeva Development Cloud or Veeva Quality Cloud applications. Our Veeva Commercial Cloud, Veeva Development Cloud, and Veeva Quality Cloud applications also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use cloud-based applications or platforms that are not life sciences specific—such as Salesforce, Box.com, Amazon Web Services, or Microsoft—for certain of the functions our applications provide. Our business consulting and professional services offerings compete with a range of professional services firms, which include, at times, some of our partners. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.
As we transition from our legacy Veeva CRM application to our Vault CRM application, as discussed in more detail below, certain customers have chosen, and other customers may in the future choose, to purchase CRM solutions from a competitor. For example, Salesforce, our primary CRM competitor, has announced that certain large Veeva CRM customers have committed to purchasing its CRM solutions.
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

Veeva Systems Inc. | Form 10-Q	35

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

36	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	37

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

38	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	39

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

40	Veeva Systems Inc. | Form 10-Q

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
Nearly all of our sales are to customers in the life sciences industry. Demand for our solutions could be affected by factors that affect the life sciences industry, including:
•Regulatory changes, government policies, and government funding decisions related to the life sciences industry—Changes in regulations could negatively impact the business environment for our life sciences customers and for us. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. For example, regulatory changes with respect to life sciences advertising, such as limitations on or the elimination of the ability of pharmaceutical companies to engage in direct-to-consumer advertising, could negatively impact certain of our product offerings, including our Crossix business. Further, in recent years, there have been legislative and regulatory changes regarding the pricing of drugs and other healthcare treatments sold by life sciences companies, such as the drug pricing reforms in the Inflation Reduction Act, which went into effect in August 2022, and drug pricing reforms proposed by the recent Executive Order signed on May 12, 2025, which would impose certain limits on drug prices in the U.S. relative to the prices paid in other countries. Other drug pricing reforms have been discussed and may be proposed in the future. Significant changes in drug pricing policy or regulation could result in lower revenues and profits for life sciences companies and reduced demand for our products. In addition, reductions in funding and staffing of government agencies and changes in the funding and eligibility for healthcare programs relevant to the life sciences industry—such as the Food and Drug Administration, the National Institutes of Health, and Medicaid—or changes in funding priorities relevant to the life sciences industry could adversely affect the life sciences industry.
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

Veeva Systems Inc. | Form 10-Q	41

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

42	Veeva Systems Inc. | Form 10-Q

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
Under the European General Data Protection Regulation (EU GDPR) and the United Kingdom’s General Data Protection Regulation (UK GDPR), as amended by the Data (Use and Access) Act 2025, we act as a data controller for our data products and a data processor with respect to our software products. Each of the GDPR and UK GDPR impose significant data protection obligations and provide for substantial penalties and other remedies for noncompliance. We maintain active self-certifications under the EU-U.S. Data Privacy Framework, the UK Extension to the EU-U.S. DPF, and the Swiss-U.S. Data Privacy Framework as set forth by the U.S. Department of Commerce. We also rely on EU, Swiss, and UK Standard Contractual Clauses, as well as our technical, contractual, and security measures, to help ensure that our European customers have the appropriate legal mechanisms in place for their personal data to be accessed from within the United States. We are required to take steps to legitimize any personal data transfers impacted by these developments, and to engage in contract negotiations with third parties that aid in processing personal data on our behalf. We may be subject to increased costs of compliance and limitations on our service providers and us. In addition, these laws are complex, with the application and interpretation of them, at times, unclear and inconsistent, and significant penalties may be imposed for non-compliance. For example, in May 2023, the Irish Data Protection Commission imposed a significant fine on a large internet technology corporation for its failure to sufficiently address risks to EU data subjects when transferring data to the U.S.
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

Veeva Systems Inc. | Form 10-Q	43

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
Incorporating AI in our solutions or other uses of AI may result in reputational harm and increased liability.
Veeva AI, an initiative that will add AI to our applications across all major areas, including clinical, regulatory, safety, quality, medical, and commercial, presents new risks and challenges that could affect the adoption of our solutions and our business. If our AI offerings draw controversy due to their perceived or actual impact on privacy, security or confidentiality, inefficacy or inaccuracy, or contribution to bias, discrimination, other ethical harms, or other matters, we may experience new or enhanced governmental or regulatory scrutiny, brand or reputational harm, competitive harm, or legal liability. If our users lose confidence in the decisions, predictions, analyses, or other content that our

44	Veeva Systems Inc. | Form 10-Q

AI offerings produce, the adoption of our offerings could be adversely affected, which may harm our operating results and financial condition. We may also use AI for research and development and other internal operational use cases. The legal, regulatory, and policy environments around AI are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI, including by limiting or restricting our use of AI, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. Uncertainty around new and emerging AI applications and regulations may require us to make significant changes to our use of AI, including by limiting or restricting such use, and may cause us to incur increased research and development costs or compliance costs, or divert resources from other development efforts to address issues related to AI governance. If we are unable to mitigate these risks, or if we incur excessive expenses in our efforts to do so, our reputation, business, operating results, and financial condition may be harmed.
Risks Related to Our Reliance on Third Parties
We rely on third-party providers—including Salesforce and Amazon Web Services—for computing infrastructure, secure network connectivity, and other technology-related services needed to deliver our cloud solutions. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.
Our solutions are hosted from and use computing infrastructure provided by third parties. We utilize Amazon Web Services with respect to applications built on the Veeva Vault platform. Our Veeva CRM application is built on a platform provided by Salesforce that utilizes hosting and computing infrastructure provided by Salesforce. However, as discussed in more detail above, we have begun to migrate our Veeva CRM customers to Vault CRM, which is built on our Veeva Vault platform. We also utilize other computing infrastructure service providers to a lesser extent.
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
Problems faced by our computing infrastructure service providers could adversely affect the experience of our customers. For example, Salesforce and Amazon Web Services have experienced significant service outages in the past and may do so again in the future. Additionally, our failure to manage or react to an increase in customer demand could have an adverse effect on our business. A rapid expansion of our business or an increase in customer demand could affect our service levels or cause our systems to fail. Our agreements with third-party computing infrastructure service providers may not entitle us to corresponding service level credits to those we offer to our customers. Any changes in third-party service levels at our computing infrastructure service providers or any related disruptions, slowdowns, failures, or other performance problems with our solutions could result in lengthy interruptions in our services, damage our customers’ stored files, or result in potential losses of customer data, any of which could adversely affect our reputation. Interruptions in our services might reduce our revenues, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to service level credit claims and potential liability, or adversely affect our renewal rates.
We are currently dependent upon Salesforce’s platform for our Veeva CRM application.
We are currently dependent upon the Salesforce platform to deliver Veeva CRM.
However, we have begun to migrate our Veeva CRM customers to Vault CRM, which is built on our Veeva Vault platform, and we do not intend to renew our agreement with Salesforce when the current term expires on September 1, 2025. Pursuant to the terms of our agreement, during the wind-down period from September 1, 2025 to September 1, 2030, we may not sell applications that utilize the Salesforce platform to new customers and our sales of applications that utilize the Salesforce platform to a customer existing at September 1, 2025 may not exceed 150% of the seats in use by each such customer as of September 1, 2025. After September 1, 2030, we will not be able to sell applications that utilize the Salesforce platform to any customers.

Veeva Systems Inc. | Form 10-Q	45

Salesforce also has the right to terminate the agreement early in certain circumstances, including in the event of a material breach of the agreement by us, or if Salesforce is subjected to third-party intellectual property infringement claims based on our solutions (except to the extent based on the Salesforce platform) or our trademarks and we do not remedy such infringement in accordance with the agreement. Also, if we are acquired by specified companies, Salesforce may terminate the agreement upon notice of not less than 12 months. If the Salesforce platform for Veeva CRM becomes unavailable earlier than we anticipate, our business and operations would be adversely affected.
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

46	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	47

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

48	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	49

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
Our income tax provision could also be impacted by changes in accounting principles and changes in U.S. federal and state or international tax laws applicable to multinational corporations. For example, the One Big Beautiful Bill Act includes significant tax provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 (TCJA), modifications to the international tax framework and restoration of immediate expensing for domestic research and development expenditures, which were previously required to be capitalized and amortized over five years under TCJA. Changes in the interpretation or implementation of this new law may impact the calculation of our tax payments and our financial results.

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

50	Veeva Systems Inc. | Form 10-Q

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
There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, may own or claim to own intellectual property relating to our solutions. From time to time, third parties have claimed, and may in the future claim, that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, our competitors have asserted trade secret misappropriation claims against us in the past. We are also in discussions with a non-practicing entity relating to alleged infringement of its patents. As competition in our market grows and as we develop new technology products, the possibility of patent infringement and other intellectual property claims against us increases. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Such claims and litigation have caused and in the future could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations even if we were to ultimately prevail in such litigation.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. As of July 31, 2025, we have filed numerous domestic and foreign patent applications and have been issued 98 U.S. patents and 11 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners, consultants and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate and we may not be able to prevent the unauthorized disclosure or use of our technical knowledge, trade secrets or other confidential information. Further, if there is a breach or violation of the terms of our confidentiality agreements, we may not have adequate remedies.

Veeva Systems Inc. | Form 10-Q	51

Our ability to enforce our patent rights is subject to significant risks and uncertainties. Competitors or other third parties may be able to circumvent or design around our patents. Furthermore, the validity, scope, and enforceability of our patents may be challenged in proceedings before the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board (PTAB), including through Inter Partes Review (IPR) and Post-Grant Review (PGR) proceedings, or in federal district court litigation. Moreover, we cannot provide assurance that our patent portfolio covers every significant feature of our solutions or that we will properly mark our products with all applicable patents.
In addition, in order to protect our intellectual property rights, we may also be required to spend significant resources to maintain, monitor and protect these rights. Litigation brought to defend, protect, and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property (for example, if an entity against which we have asserted an intellectual property claim is successful in attacking the validity of our intellectual property). A successful challenge to our patents or a failure to adequately protect or mark our intellectual property could prevent or limit our ability to seek injunctive relief or recover damages for infringement. Furthermore, negative publicity related to a decision by us to initiate such enforcement actions against a customer or former customer, regardless of its accuracy, may adversely impact our other customer relationships or prospective customer relationships, harm our brand and business and could cause the market price of our common stock to decline. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and our business.
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

52	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	53

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
Our certificate of incorporation and bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay, or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:
•permit our board of directors to establish the number of directors;
•provide that directors may only be removed with the approval of 66-2/3% of our stockholders;

54	Veeva Systems Inc. | Form 10-Q

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
None.
c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans
None of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(c) of Regulation S-K) during the fiscal quarter ended July 31, 2025.

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

Veeva Systems Inc.

Dated:	August 29, 2025	By:	/s/ BRIAN VAN WAGENER
Brian Van Wagener Chief Financial Officer (Principal Financial Officer)

Dated:	August 29, 2025	By:	/s/ KRISTINE DIAMOND
Kristine Diamond Chief Accounting Officer (Principal Accounting Officer)

58	Veeva Systems Inc. | Form 10-Q