Form 10-Q
period 2025-10-31
VEEVA SYSTEMS INC
filed 2025-11-21
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 19, 2025, there were 164,381,855 shares of the Registrant’s Class A common stock outstanding. We refer to our Class A common stock as our “common stock.”

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)
(Unaudited)

	October 31, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,660,137	$1,118,785
Short-term investments	4,977,164	4,031,442
Accounts receivable, net of allowance for credit losses of $171 and $57, respectively	314,227	1,016,356
Unbilled accounts receivable	57,549	40,761
Prepaid expenses and other current assets	102,777	101,458
Total current assets	7,111,854	6,308,802
Property and equipment, net	66,117	55,912
Deferred costs, net	25,304	26,383
Lease right-of-use assets	73,839	63,863
Goodwill	439,877	439,877
Intangible assets, net	32,650	44,460
Deferred income taxes	286,966	343,919
Other long-term assets	60,544	56,540
Total assets	$8,097,151	$7,339,756
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,671	$30,447
Accrued compensation and benefits	41,485	39,429
Accrued expenses and other current liabilities	31,707	35,557
Income tax payable	6,020	9,024
Deferred revenue	822,466	1,273,978
Lease liabilities	10,529	9,969
Total current liabilities	944,878	1,398,404
Deferred income taxes	367	587
Long-term lease liabilities	79,267	65,806
Other long-term liabilities	32,008	42,586
Total liabilities	1,056,520	1,507,383
Commitments and contingencies (note 11)
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	2,911,418	2,386,192
Accumulated other comprehensive income (loss)	9,914	(8,416)
Retained earnings	4,119,297	3,454,595
Total stockholders’ equity	7,040,631	5,832,373
Total liabilities and stockholders’ equity	$8,097,151	$7,339,756

See Notes to Condensed Consolidated Financial Statements.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024

Revenues:
Subscription services	$682,498	$580,850	$1,976,449	$1,676,082
Professional services and other	128,738	118,357	382,911	349,651
Total revenues	811,236	699,207	2,359,360	2,025,733
Cost of revenues (1):
Cost of subscription services	94,171	82,638	266,347	239,577
Cost of professional services and other	105,294	91,751	302,195	279,068
Total cost of revenues	199,465	174,389	568,542	518,645
Gross profit	611,771	524,818	1,790,818	1,507,088
Operating expenses (1):
Research and development	191,883	172,411	568,593	511,551
Sales and marketing	110,552	98,695	318,619	297,524
General and administrative	68,483	72,359	233,113	195,001
Total operating expenses	370,918	343,465	1,120,325	1,004,076
Operating income	240,853	181,353	670,493	503,012
Other income, net	71,933	60,937	206,478	171,239
Income before income taxes	312,786	242,290	876,971	674,251
Income tax provision	76,583	56,482	212,269	155,738
Net income	$236,203	$185,808	$664,702	$518,513
Net income per share:
Basic	$1.44	$1.15	$4.06	$3.21
Diluted	$1.40	$1.13	$3.96	$3.15
Weighted-average shares used to compute net income per share:
Basic	164,049	161,987	163,676	161,707
Diluted	168,935	164,979	167,953	164,838
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investments	$12,283	$(738)	$18,350	$5,576
Net change in cumulative foreign currency translation loss	(372)	(146)	(20)	(1,398)
Comprehensive income	$248,114	$184,924	$683,032	$522,691

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$1,842	$1,696	$5,498	$4,892
Cost of professional services and other	14,789	12,929	42,362	38,640
Research and development	52,791	48,014	154,128	138,741
Sales and marketing	24,509	21,214	72,222	67,928
General and administrative	26,337	34,006	80,234	71,945
Total stock-based compensation	$120,268	$117,859	$354,444	$322,146

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended October 31, 2025						Three months ended October 31, 2024
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	163,877,694	$2	$2,757,440	$3,883,094	$(1,997)	$6,638,539	161,830,287	$2	$2,117,109	$3,073,162	$(5,575)	$5,184,698
Issuance of common stock upon exercise of stock options	312,734	—	57,699	—	—	57,699	174,384	—	30,270	—	—	30,270
Issuance of common stock upon vesting of restricted stock units	238,442	—	—	—	—	—	240,316	—	—	—	—	—
Shares withheld related to net share settlement	(85,999)	—	(25,206)	—	—	(25,206)	(86,519)	—	(17,811)	—	—	(17,811)
Stock-based compensation expense	—	—	121,485	—	—	121,485	—	—	119,322	—	—	119,322
Other comprehensive income (loss)	—	—	—	—	11,911	11,911	—	—	—	—	(884)	(884)
Net income	—	—	—	236,203	—	236,203	—	—	—	185,808	—	185,808
Balances at end of period	164,342,871	$2	$2,911,418	$4,119,297	$9,914	$7,040,631	162,158,468	$2	$2,248,890	$3,258,970	$(6,459)	$5,501,403

	Nine months ended October 31, 2025						Nine months ended October 31, 2024
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	162,583,789	$2	$2,386,192	$3,454,595	$(8,416)	$5,832,373	161,260,172	$2	$1,915,002	$2,740,457	$(10,637)	$4,644,824
Issuance of common stock upon exercise of stock options	1,297,259	—	239,996	—	—	239,996	401,974	—	65,104	—	—	65,104
Issuance of common stock upon vesting of restricted stock units	731,949	—	—	—	—	—	782,798	—	—	—	—	—
Shares withheld related to net share settlement	(270,126)	—	(71,989)	—	—	(71,989)	(286,476)	—	(59,399)	—	—	(59,399)
Stock-based compensation expense	—	—	357,219	—	—	357,219	—	—	328,183	—	—	328,183
Other comprehensive income	—	—	—	—	18,330	18,330	—	—	—	—	4,178	4,178
Net income	—	—	—	664,702	—	664,702	—	—	—	518,513	—	518,513
Balances at end of period	164,342,871	$2	$2,911,418	$4,119,297	$9,914	$7,040,631	162,158,468	$2	$2,248,890	$3,258,970	$(6,459)	$5,501,403

See Notes to Condensed Consolidated Financial Statements.

6	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended October 31,
	2025	2024

Cash flows from operating activities
Net income	$664,702	$518,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,654	29,451
Reduction of lease right-of-use assets	9,405	8,348
Accretion of discount on short-term investments	(6,613)	(20,442)
Stock-based compensation	354,444	322,146
Amortization of deferred costs	12,173	11,507
Deferred income taxes	50,185	(91,231)
Other, net	(562)	(465)
Changes in operating assets and liabilities:
Accounts receivable	701,016	595,940
Unbilled accounts receivable	(16,788)	(9,107)
Deferred costs	(11,094)	(10,106)
Prepaid expenses and other current and long-term assets	(6,810)	1,354
Accounts payable	3,190	424
Accrued expenses and other current liabilities	(3,260)	(10,240)
Income tax payable	(3,004)	(1,059)
Deferred revenue	(466,118)	(321,090)
Lease liabilities	(6,170)	(7,131)
Other long-term liabilities	4,028	3,695
Net cash provided by operating activities	1,308,378	1,020,507
Cash flows from investing activities
Purchases of short-term investments	(2,386,193)	(2,206,521)
Maturities and sales of short-term investments	1,471,683	1,537,874
Long-term assets	(22,102)	(15,799)
Net cash used in investing activities	(936,612)	(684,446)
Cash flows from financing activities
Proceeds from exercise of common stock options	239,996	65,104
Taxes paid related to net share settlement of equity awards	(71,281)	(59,800)
Net cash provided by financing activities	168,715	5,304
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	871	(1,346)
Net change in cash, cash equivalents, and restricted cash	541,352	340,019
Cash, cash equivalents, and restricted cash at beginning of period	1,120,963	706,670
Cash, cash equivalents, and restricted cash at end of period	$1,662,315	$1,046,689

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$1,660,137	$1,044,511
Restricted cash included in other long-term assets	2,178	2,178
Total cash, cash equivalents, and restricted cash at end of period	$1,662,315	$1,046,689

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$164,908	$238,935
Excess tax benefits from employee stock plans	$23,302	$5,160

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

VEEVA SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Business and Significant Accounting Policies
Description of Business
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. Our offerings span cloud software, data, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (“R&D”) through commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. Our Commercial Solutions help life sciences companies achieve better, more intelligent engagement with healthcare professionals and healthcare organizations across multiple communication channels, and plan and execute more effective media and marketing campaigns. Our R&D Solutions for the clinical, regulatory, quality, and safety functions help life sciences companies streamline their end-to-end product development and quality and manufacturing processes to increase operational efficiency and maintain regulatory compliance throughout the product life cycle. Our solutions for clinical research sites enable regulatory documents and trial information to be managed in a modern cloud solution that is intended to accelerate the clinical research process for the life sciences industry overall. Our fiscal year end is January 31.
Principles of Consolidation and Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of our wholly-owned subsidiaries after elimination of intercompany balances and transactions. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed on March 24, 2025. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.
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
New Accounting Pronouncements Issued and Not Yet Adopted
Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction, among other amendments. This new standard is effective for our fiscal year beginning on February 1, 2025 on a prospective basis. Retrospective application is permitted. The adoption of ASU 2023-09 will modify our disclosures but will not have an impact on our financial position or results of operations. The Company will adopt ASU 2023-09 in the fiscal quarter ended January 31, 2026 and is assessing the appropriate transition method.
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

Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the recognition and capitalization framework for internal-use software development costs in order to reflect current software development practices. The amendments also require Subtopic 360-10 disclosures for all capitalized internal-use software costs. This new standard is effective for our fiscal year beginning on February 1, 2028 and interim periods within that fiscal year and may be applied prospectively, retrospectively, or using a modified transition approach. Early adoption is permitted. We are currently evaluating this ASU to determine its impact on our consolidated financial statements and disclosures.
Note 2. Short-Term Investments
As of October 31, 2025, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposit	$20,000	$—	$(22)	$19,978
Asset-backed securities	329,600	2,428	(56)	331,972
Commercial paper	163,369	10	(53)	163,326
Corporate notes and bonds	2,876,564	22,373	(938)	2,897,999
Foreign government bonds	230,578	1,303	(119)	231,762
Municipal securities	55,610	251	(1)	55,860
U.S. agency obligations	11,586	46	—	11,632
U.S. treasury securities	1,259,512	5,446	(323)	1,264,635
Total available-for-sale securities	$4,946,819	$31,857	$(1,512)	$4,977,164

As of January 31, 2025, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposit	$64,045	$69	$(21)	$64,093
Asset-backed securities	526,986	3,257	(232)	530,011
Commercial paper	74,468	108	(1)	74,575
Corporate notes and bonds	2,202,150	10,588	(5,782)	2,206,956
Foreign government bonds	176,684	442	(1,023)	176,103
Municipal securities	67,780	173	(122)	67,831
U.S. agency obligations	24,616	94	(1)	24,709
U.S. treasury securities	888,968	1,440	(3,244)	887,164
Total available-for-sale securities	$4,025,697	$16,171	$(10,426)	$4,031,442

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	October 31, 2025	January 31, 2025
Due in one year or less	$1,159,122	$1,066,558
Due in greater than one year	3,818,042	2,964,884
Total	$4,977,164	$4,031,442

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. It is more likely than not we will hold such securities until maturity or a recovery of the cost basis.

Veeva Systems Inc. | Form 10-Q	9

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of October 31, 2025 (in thousands):

	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Certificates of deposit	$19,978	$(22)	$—	$—
Asset-backed securities	211	—	2,082	(56)
Commercial paper	131,187	(53)	—	—
Corporate notes and bonds	411,651	(938)	4,998	(1)
Foreign government bonds	54,398	(97)	8,035	(21)
Municipal securities	5,829	(1)	3,000	—
U.S. treasury securities	256,296	(311)	27,773	(12)
Total	$879,550	$(1,422)	$45,888	$(90)

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

Note 3. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $25 million and $26 million as of October 31, 2025 and January 31, 2025, respectively. Amortization expense for deferred costs included in sales and marketing expenses in the condensed consolidated statements of comprehensive income was $4 million and $12 million for the three and nine months ended October 31, 2025, respectively, and $4 million and $12 million for the three and nine months ended October 31, 2024, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 4. Goodwill and Intangible Assets
Goodwill was $440 million as of both October 31, 2025 and January 31, 2025.
The following table presents the details of intangible assets as of October 31, 2025 (in thousands):

	Gross carrying amount	Accumulated amortization	Net
Existing technology	$28,580	$(28,040)	$540
Customer relationships	113,157	(81,519)	31,638
Other intangibles	21,405	(20,933)	472
Total intangible assets	$163,142	$(130,492)	$32,650

10	Veeva Systems Inc. | Form 10-Q

The following table presents the details of intangible assets as of January 31, 2025 (in thousands):

	Gross carrying amount	Accumulated amortization	Net
Existing technology	$28,580	$(24,878)	$3,702
Customer relationships	113,157	(73,223)	39,934
Other intangibles	21,405	(20,581)	824
Total intangible assets	$163,142	$(118,682)	$44,460

Amortization expense associated with intangible assets was $4 million and $12 million for the three and nine months ended October 31, 2025, respectively, and $5 million and $14 million for the three and nine months ended October 31, 2024, respectively.
As of October 31, 2025, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Year	Estimated amortization expense
Remaining for 2026	$2,336
2027	8,922
2028	7,778
2029	7,782
2030	5,832
Total	$32,650

Note 5. Fair Value Measurements
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2025 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$505,249	$—	$505,249
U.S. Treasury securities	—	6,430	6,430
Short-term investments:
Certificates of deposit	—	19,978	19,978
Asset-backed securities	—	331,972	331,972
Commercial paper	—	163,326	163,326
Corporate notes and bonds	—	2,897,999	2,897,999
Foreign government bonds	—	231,762	231,762
Municipal securities	—	55,860	55,860
U.S. agency obligations	—	11,632	11,632
U.S. Treasury securities	—	1,264,635	1,264,635
Foreign currency derivative contracts	—	1,296	1,296
Total financial assets	$505,249	$4,984,890	$5,490,139
Liabilities
Foreign currency derivative contracts	$—	$(50)	$(50)
Total financial liabilities	$—	$(50)	$(50)

Veeva Systems Inc. | Form 10-Q	11

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
For the nine months ended October 31, 2025, net realized and unrealized foreign currency losses on hedging were $7 million. The net realized and unrealized foreign currency losses on hedging were not material for the three months ended October 31, 2025 and for the three and nine months ended October 31, 2024.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	October 31, 2025	January 31, 2025
Notional amount of foreign currency derivative contracts	$108,138	$130,122
Fair value of foreign currency derivative contracts	$106,892	$130,552

Note 6. Income Taxes
For the three months ended October 31, 2025 and 2024, our effective tax rates were 24.5% and 23.3%, respectively. For the nine months ended October 31, 2025 and 2024, our effective tax rates were 24.2% and 23.1%, respectively. During the three and nine months ended October 31, 2025, as compared to the same periods in the prior fiscal year, our effective tax rate increased primarily due to the indirect effects of the One Big Beautiful Bill Act (“OBBBA”), offset by increased excess tax benefits related to equity compensation.

12	Veeva Systems Inc. | Form 10-Q

Note 7. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Deferred Revenue
Of the beginning deferred revenue balance for the respective periods, we recognized $581 million and $1,090 million in revenue for the three and nine months ended October 31, 2025, respectively, and $492 million and $914 million for the three and nine months ended October 31, 2024, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of October 31, 2025 and January 31, 2025, the amount of the transaction price allocated to remaining performance obligations for noncancellable subscription services contracts greater than one year was not significant with the substantial majority of such allocated transaction price included in deferred revenue and expected to be recognized over the next 12 months.
Unbilled Accounts Receivable
As of October 31, 2025, unbilled accounts receivable consisted of (i) receivables of $45 million primarily for revenue recognized for professional services performed but not yet billed and (ii) contract assets of $13 million primarily related to professional services performed but for which we are not contractually able to invoice until a future period.
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
For the three months ended October 31, 2025 and 2024, our operating lease expense was $4 million and $3 million, respectively. For the nine months ended October 31, 2025 and 2024, our operating lease expense was $13 million and $10 million, respectively.
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended October 31,
	2025	2024
Cash paid for lease liabilities	$9,597	$8,984
Lease right-of-use assets obtained in exchange for new lease liabilities	$19,242	$21,480

Supplemental balance sheet information related to operating leases was as follows:

	October 31, 2025	January 31, 2025
Weighted average remaining lease term	7.9 years	7.7 years
Weighted average discount rate	4.7%	4.6%

Veeva Systems Inc. | Form 10-Q	13

As of October 31, 2025, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Year
Remaining for 2026	$453
2027	14,301
2028	17,512
2029	13,629
2030	12,737
Thereafter	51,602
Total lease payments	110,234
Less imputed interest	(20,438)
Total lease liabilities	$89,796

Note 9. Stockholders’ Equity
Common Stock
As of October 31, 2025, we had 164,342,871 shares of common stock outstanding.
Stock Option Activity
A summary of stock option activity for the nine months ended October 31, 2025 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2025	14,633,921	$177.65	6.8	$860
Options granted	2,210,273	$216.02
Options exercised	(1,297,259)	$185.01
Options forfeited/cancelled	(274,704)	$210.00
Options outstanding at October 31, 2025	15,272,231	$182.00	6.5	$1,669
Options vested and exercisable at October 31, 2025	6,598,881	$137.04	4.2	$1,019
Options vested and exercisable at October 31, 2025 and expected to vest thereafter	15,272,231	$182.00	6.5	$1,669

The options granted during the nine months ended October 31, 2025 were primarily made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $126.62 and $97.72 per option for the three and nine months ended October 31, 2025, respectively.
As of October 31, 2025, there was $481 million in unrecognized compensation cost related to unvested stock options granted under the 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 2.2 years.
The total intrinsic value of options exercised was approximately $34 million and $114 million for the three and nine months ended October 31, 2025, respectively.

14	Veeva Systems Inc. | Form 10-Q

Stock Option Valuation Assumptions
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended October 31,						Nine months ended October 31,
	2025			2024			2025			2024
Volatility	39%	-	40%	39%	-	40%	39%	-	40%	39%	-	41%
Expected term (in years)	6.25			5.54	-	7.25	6.25	-	7.00	5.54	-	7.63
Risk-free interest rate	3.68%	-	3.97%	3.46%	-	4.07%	3.68%	-	4.41%	3.46%	-	4.65%
Dividend yield	—%			—%			—%			—%

Restricted Stock Units (“RSUs”)
A summary of RSU activity for the nine months ended October 31, 2025 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2025	880,026	$206.25
RSUs granted	1,037,518	$217.30
RSUs vested	(731,949)	$210.98
RSUs forfeited/cancelled	(48,516)	$214.69
Balance at October 31, 2025	1,137,079	$212.93

As of October 31, 2025, there was a total of $122 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 0.7 years. The total grant date fair value of RSUs vested for the three and nine months ended October 31, 2025 was $70 million and $195 million, respectively.
Note 10. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.
Diluted net income per share is computed by dividing net income by the weighted-average shares outstanding, including potentially dilutive shares of common equivalents outstanding during the period. The dilutive effect of potential shares of common stock is determined using the treasury stock method.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Numerator:
Net income	$236,203	$185,808	$664,702	$518,513

Denominator:
Basic shares:
Weighted average common shares outstanding, basic	164,049	161,987	163,676	161,707
Diluted shares:
Weighted average common shares outstanding, basic	164,049	161,987	163,676	161,707
Effect of potentially dilutive common shares	4,886	2,992	4,277	3,131
Weighted average common shares outstanding, diluted	168,935	164,979	167,953	164,838
Net income per share:
Basic	$1.44	$1.15	$4.06	$3.21
Diluted	$1.40	$1.13	$3.96	$3.15

Veeva Systems Inc. | Form 10-Q	15

Potential common share equivalents excluded because their inclusion would be anti-dilutive are as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Options and RSUs	2,626	10,234	6,738	8,621

Note 11. Commitments and Contingencies
Litigation
On August 13, 2025, Veeva and IQVIA entered into a settlement agreement that resolved all ongoing litigations between Veeva and IQVIA. Prior to that, IQVIA and Veeva had been involved in a series of litigations since 2017, including IQVIA Inc. v. Veeva Systems Inc. (No. 2:17-cv-00177) and IQVIA Inc. v. Veeva Systems Inc. (No. 2:19-cv-15517). Under the terms of the settlement agreement, neither party paid damages to the other party and both parties agreed to dismiss with prejudice all claims and counterclaims currently pending. Accordingly, all claims and counterclaims were dismissed.
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
Note 12. Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. We define the term “chief operating decision maker” to be our Chief Executive Officer (“CEO”). Our CEO reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, the Company operates as a single operating and reportable segment that is focused on providing industry cloud solutions tailored to the global life sciences industry.
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
The following table reconciles the Company’s revenues to consolidated net income and the specific items excluded from cost of revenues and operating expenses to calculate adjusted operating income (in thousands):

16	Veeva Systems Inc. | Form 10-Q

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Revenues	$811,236	$699,207	$2,359,360	$2,025,733

Cost of revenues - adjusted:
Cost of subscription services revenues	91,283	79,899	257,745	231,420
Cost of professional services and other revenues	90,367	78,683	259,422	240,016
Operating expenses - adjusted:
Research and development	139,092	124,368	414,465	372,725
Sales and marketing	83,433	73,937	238,102	219,038
General and administrative	42,146	38,296	122,252	117,886
Operating income - adjusted	364,915	304,024	1,067,374	844,648
Other segment items (1)	124,062	122,671	396,881	341,636
Other income, net	71,933	60,937	206,478	171,239
Income tax provision	76,583	56,482	212,269	155,738
Consolidated net income	$236,203	$185,808	$664,702	$518,513
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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Revenues by geography
North America	$483,542	$414,474	$1,411,017	$1,192,044
Europe	238,256	198,667	688,103	586,897
Asia Pacific	71,140	68,655	206,638	195,974
Middle East, Africa, and Latin America	18,298	17,411	53,602	50,818
Total revenues	$811,236	$699,207	$2,359,360	$2,025,733

Veeva Systems Inc. | Form 10-Q	17

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	October 31, 2025	January 31, 2025
Long-lived assets by geography
North America	$52,768	$47,144
Europe	9,176	6,778
Asia Pacific	3,485	1,295
Middle East, Africa, and Latin America	688	695
Total long-lived assets	$66,117	$55,912

Revenues by Product
We group our revenues into two product areas: Commercial Solutions and R&D Solutions. Commercial Solutions revenues consist of revenues from our Veeva Commercial Cloud and Veeva Data Cloud solutions. R&D Solutions revenues consist of revenues from our Veeva Development Cloud and Veeva Quality Cloud solutions.
Total revenues consist of the following (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Subscription services
Commercial Solutions	$317,650	$278,377	$930,584	$811,503
R&D Solutions	364,848	302,473	1,045,865	864,579
Total subscription services	682,498	580,850	1,976,449	1,676,082
Professional services
Commercial Solutions	47,457	45,855	141,727	139,695
R&D Solutions	81,281	72,502	241,184	209,956
Total professional services	128,738	118,357	382,911	349,651
Total revenues	$811,236	$699,207	$2,359,360	$2,025,733

18	Veeva Systems Inc. | Form 10-Q

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
Overview
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. Our offerings span cloud software, data, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (“R&D”) through commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. For a more detailed description of our business and products as of January 31, 2025, please see our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed on March 24, 2025.

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
In our fiscal year ended January 31, 2025, we derived approximately 48% and 52% of our subscription services revenues and 47% and 53% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. For the nine months ended October 31, 2025, we derived approximately 47% and 53% of our subscription services revenues and 45% and 55% of our total revenues from our Commercial Solutions and R&D Solutions, respectively. Revenues associated with our R&D Solutions are expected to increase as a percentage of both subscription services revenues and total revenues in the future. We also offer certain of our R&D Solutions to industries outside the life sciences industry primarily in North America and Europe.
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

speakers bureau logistics, and managed services related to our solutions and services related to our Veeva Business Consulting offering. For the nine months ended October 31, 2025, subscription services revenues constituted 84% of total revenues and professional services and other revenues constituted 16% of total revenues.
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

20	Veeva Systems Inc. | Form 10-Q

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
Cost of professional services and other revenues consists primarily of employee-related expenses associated with providing professional and business consulting services. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscription services due to the direct labor costs and costs of third-party subcontractors.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription services	$682,498	$580,850	$1,976,449	$1,676,082
Professional services and other	128,738	118,357	382,911	349,651
Total revenues	811,236	699,207	2,359,360	2,025,733
Cost of revenues (1):
Cost of subscription services	94,171	82,638	266,347	239,577
Cost of professional services and other	105,294	91,751	302,195	279,068
Total cost of revenues	199,465	174,389	568,542	518,645
Gross profit	611,771	524,818	1,790,818	1,507,088
Operating expenses (1):
Research and development	191,883	172,411	568,593	511,551
Sales and marketing	110,552	98,695	318,619	297,524
General and administrative	68,483	72,359	233,113	195,001
Total operating expenses	370,918	343,465	1,120,325	1,004,076
Operating income	240,853	181,353	670,493	503,012
Other income, net	71,933	60,937	206,478	171,239
Income before income taxes	312,786	242,290	876,971	674,251
Income tax provision	76,583	56,482	212,269	155,738
Net income	$236,203	$185,808	$664,702	$518,513

(1) Includes stock-based compensation as follows:
Cost of revenues:
Cost of subscription services	$1,842	$1,696	$5,498	$4,892
Cost of professional services and other	14,789	12,929	42,362	38,640
Research and development	52,791	48,014	154,128	138,741
Sales and marketing	24,509	21,214	72,222	67,928
General and administrative	26,337	34,006	80,234	71,945
Total stock-based compensation	$120,268	$117,859	$354,444	$322,146

Revenues

	Three months ended October 31,			Nine months ended October 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Revenues:
Subscription services	$682,498	$580,850	17%	$1,976,449	$1,676,082	18%
Professional services and other	128,738	118,357	9%	382,911	349,651	10%
Total revenues	$811,236	$699,207	16%	$2,359,360	$2,025,733	16%
Percentage of revenues:
Subscription services	84%	83%		84%	83%
Professional services and other	16	17		16	17
Total revenues	100%	100%		100%	100%

Total revenues for the three months ended October 31, 2025 increased $112 million, of which $102 million was from growth in subscription services revenue.

22	Veeva Systems Inc. | Form 10-Q

The increase in subscription services revenues consisted of $63 million attributable to R&D Solutions and $39 million attributable to Commercial Solutions. The increase in subscription services revenue attributable to R&D Solutions was primarily driven by the expanding use by existing customers of our Veeva Development Cloud and Veeva Quality Cloud products and, to a lesser extent, due to higher prices in connection with our annual inflation adjustment for Veeva Development Cloud products. The increase in subscription services revenue attributable to Commercial Solutions was primarily driven by the expanding use by existing customers of our Veeva Commercial Cloud and Veeva Data Cloud products and, to a lesser extent, due to higher prices in connection with our annual inflation adjustment for Veeva Commercial Cloud products. The geographic mix of subscription services revenues was 60% from North America, 28% from Europe, and 12% from other locations, primarily Asia Pacific, for the three months ended October 31, 2025, as compared to 59% from North America, 28% from Europe, and 13% from other locations, primarily Asia Pacific, for the three months ended October 31, 2024.
Professional services and other revenues for the three months ended October 31, 2025 increased $10 million. The increase was primarily due to an increase in implementation and business consulting services. The geographic mix of professional services and other revenues was 58% from North America, 36% from Europe, and 6% from other locations, primarily Asia Pacific, for the three months ended October 31, 2025, as compared to 62% from North America, 31% from Europe, and 7% from other locations, primarily Asia Pacific, for the three months ended October 31, 2024.
Total revenues for the nine months ended October 31, 2025 increased $334 million, of which $300 million was from growth in subscription services revenue.
The increase in subscription services revenues consisted of $181 million attributable to R&D Solutions and $119 million attributable to Commercial Solutions. The increase in subscription services revenue attributable to R&D Solutions was primarily driven by the expanding use by existing customers of our Veeva Development Cloud and Veeva Quality Cloud products and, to a lesser extent, due to higher prices in connection with our annual inflation adjustment for Veeva Development Cloud products. The increase in subscription services revenue attributable to Commercial Solutions was primarily driven by the expanding use by existing customers of our Veeva Commercial Cloud and Veeva Data Cloud products and, to a lesser extent, due to higher prices in connection with our annual inflation adjustment for Veeva Commercial Cloud products. The geographic mix of subscription services revenues was 60% from North America, 28% from Europe, and 12% from other locations, primarily Asia Pacific, for the nine months ended October 31, 2025, as compared to 59% from North America, 28% from Europe, and 13% from other locations, primarily Asia Pacific, for the nine months ended October 31, 2024.
Professional services and other revenues for the nine months ended October 31, 2025 increased $33 million. The increase was primarily due to an increase in implementation services and business consulting. The geographic mix of professional services and other revenues was 59% from North America, 35% from Europe, and 6% from other locations, primarily Asia Pacific, for the nine months ended October 31, 2025, as compared to 60% from North America, 34% from Europe, and 6% from other locations, primarily Asia Pacific, for the nine months ended October 31, 2024.
Cost of Revenue and Gross Margin

	Three months ended October 31,			Nine months ended October 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription services	$94,171	$82,638	14%	$266,347	$239,577	11%
Cost of professional services and other	105,294	91,751	15%	302,195	279,068	8%
Total cost of revenues	$199,465	$174,389	14%	$568,542	$518,645	10%
Gross margin percentage:
Subscription services	86%	86%		87%	86%
Professional services and other	18%	22%		21%	20%
Total gross margin percentage	75%	75%		76%	74%
Gross profit	$611,771	$524,818	17%	$1,790,818	$1,507,088	19%

Cost of revenues for the three months ended October 31, 2025 increased $25 million, comprised of a $11 million increase in cost of subscription services and a $14 million increase in cost of professional services and other. The

Veeva Systems Inc. | Form 10-Q	23

increase in cost of subscription services was primarily related to computing infrastructure and data costs. The increase in computing infrastructure costs was driven by an increase in both the number of end users and the volume of activity by end users of our subscription services. The increase in data costs is related to our continued investment in our data solutions. The $14 million increase in cost of professional services and other was primarily related to employee compensation-related costs, which was driven by increases in salaries and benefits, as well as headcount.
Cost of revenues for the nine months ended October 31, 2025 increased $50 million, comprised of a $27 million increase in cost of subscription services and a $23 million increase in cost of professional services and other. The increase in cost of subscription services was primarily due to an increase of $23 million related to computing infrastructure and data costs. The increase in computing infrastructure costs was driven by an increase in both the number of end users and the volume of activity by end users of our subscription services. The increase in data costs is related to our continued investment in our data solutions. The $23 million increase in cost of professional services and other was primarily related to employee compensation-related costs, which was driven by increases in salaries and benefits, as well as headcount.
Gross margin for professional services and other was 18% and 22% for the three months ended October 31, 2025 and 2024, respectively. The decrease compared to the prior period is primarily due to expansion of headcount to support our existing and future demand for implementation and business consulting services.
We expect cost of subscription services to increase in absolute dollars in the future due to increased usage of our subscription services and continued investment in our data solutions. We expect cost of professional services and other to increase in absolute dollars in the future as we continue to invest in our services organization.
Operating Expenses and Operating Margin
Operating expenses include research and development, sales and marketing, and general and administrative expenses. We expect operating expenses to increase in the future, primarily due to employee compensation-related costs.
Research and Development

	Three months ended October 31,			Nine months ended October 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Research and development	$191,883	$172,411	11%	$568,593	$511,551	11%
Percentage of total revenues	24%	25%		24%	25%

Research and development expenses for the three months ended October 31, 2025 increased $19 million, primarily due to an increase of $15 million in employee compensation-related costs, which was driven by increases in salaries and benefits, as well as headcount. The expansion of our headcount in research and development was to support development work for the products that we offer or may offer in the future.
Research and development expenses for the nine months ended October 31, 2025 increased $57 million, primarily due to an increase of $50 million in employee compensation-related costs, which was driven by increases in salaries and benefits, as well as headcount. The expansion of our headcount in research and development was to support development work for the products that we offer or may offer in the future.
We expect research and development expenses to increase in the future, primarily due to employee compensation-related costs and hosting fees as we continue to invest in our product offerings.

24	Veeva Systems Inc. | Form 10-Q

Sales and Marketing

	Three months ended October 31,			Nine months ended October 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Sales and marketing	$110,552	$98,695	12%	$318,619	$297,524	7%
Percentage of total revenues	14%	14%		14%	15%

Sales and marketing expenses for the three months ended October 31, 2025 increased $12 million, primarily due to an increase of $9 million in employee compensation-related costs, which was driven by increases in salaries and benefits, as well as headcount. The expansion of our headcount was to support our sales and marketing efforts associated with our product offerings.
Sales and marketing expenses for the nine months ended October 31, 2025 increased $21 million, primarily due to an increase of $18 million in employee compensation-related costs, which was driven by increases in salaries and benefits, as well as headcount. The expansion of our headcount was to support our sales and marketing efforts associated with our product offerings.
We expect sales and marketing expenses to increase in the future, primarily due to employee compensation-related costs and the increase in marketing program costs related to events.
General and Administrative

	Three months ended October 31,			Nine months ended October 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
General and administrative	$68,483	$72,359	(5)%	$233,113	$195,001	20%
Percentage of total revenues	8%	10%		10%	10%

General and administrative expenses for the three months ended October 31, 2025 decreased $4 million, primarily due to the 2018 equity grant to our Chief Executive Officer that was fully recognized in the prior year.
General and administrative expenses for the nine months ended October 31, 2025 increased $38 million, primarily due to a net increase of $26 million in litigation settlement-related charges and $10 million in employee compensation-related costs. The increase in employee compensation-related costs was primarily driven by stock-based compensation related to the equity grant to our Chief Executive Officer in the quarter ended July 31, 2024.
Other Income, Net

	Three months ended October 31,			Nine months ended October 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Other income, net	$71,933	$60,937	18%	$206,478	$171,239	21%

Other income, net, for the three and nine months ended October 31, 2025 increased $11 million and $35 million, respectively, primarily due to an increase in interest income from higher investment asset and cash balances.
Provision for Income Taxes

	Three months ended October 31,			Nine months ended October 31,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Income before income taxes	$312,786	$242,290	29%	$876,971	$674,251	30%
Income tax provision	$76,583	$56,482	36%	$212,269	$155,738	36%
Effective tax rate	24.5%	23.3%		24.2%	23.1%

Veeva Systems Inc. | Form 10-Q	25

The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to state taxes, tax credits, equity compensation, and foreign-derived intangible income (“FDII”) deduction. Future tax rates could be affected by changes in tax laws and regulations or by rulings in tax related litigation, as may be applicable.
During the three and nine months ended October 31, 2025, as compared to the same periods in the prior fiscal year, our effective tax rate increased primarily due to the indirect effects of the One Big Beautiful Bill Act (“OBBBA”), offset by increased excess tax benefits related to equity compensation. In addition, the OBBBA restored the immediate expensing of certain domestic R&D expenditures and included an election to accelerate the unamortized capitalized R&D over a two-year period, which decreased our taxable income resulting in a decrease in our FDII benefit.
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
•Income tax effects on the difference between GAAP and non-GAAP costs and expenses. The income tax effects that are excluded relate to the imputed tax impact on the difference between GAAP and non-

26	Veeva Systems Inc. | Form 10-Q

GAAP costs and expenses due to stock-based compensation and purchased intangibles for GAAP and non-GAAP measures.
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
The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024

	(in thousands)
Net cash provided by operating activities on a GAAP basis	$192,787	$164,117	$1,308,378	$1,020,507
Excess tax benefits from employee stock plans	(7,692)	(898)	(23,302)	(5,160)
Net cash provided by operating activities on a non-GAAP basis	$185,095	$163,219	$1,285,076	$1,015,347
Net cash used in investing activities on a GAAP basis	$(495,233)	$(298,226)	$(936,612)	$(684,446)
Net cash provided by financing activities on a GAAP basis	$32,646	$12,960	$168,715	$5,304

Operating income on a GAAP basis	$240,853	$181,353	$670,493	$503,012
Stock-based compensation expense	120,268	117,859	354,444	322,146
Amortization of purchased intangibles	3,794	4,812	11,810	14,490
Litigation settlement-related charges	—	—	30,627	5,000
Operating income on a non-GAAP basis	$364,915	$304,024	$1,067,374	$844,648
Net income on a GAAP basis	$236,203	$185,808	$664,702	$518,513
Stock-based compensation expense	120,268	117,859	354,444	322,146
Amortization of purchased intangibles	3,794	4,812	11,810	14,490
Litigation settlement-related charges	—	—	30,627	5,000
Income tax effect on non-GAAP adjustments (1)	(15,155)	(20,160)	(55,240)	(57,598)
Net income on a non-GAAP basis	$345,110	$288,319	$1,006,343	$802,551
Diluted net income per share on a GAAP basis	$1.40	$1.13	$3.96	$3.15
Stock-based compensation expense	0.71	0.71	2.11	1.95
Amortization of purchased intangibles	0.02	0.03	0.07	0.09
Litigation settlement-related charges	—	—	0.18	0.03
Income tax effect on non-GAAP adjustments (1)	(0.09)	(0.12)	(0.33)	(0.35)
Diluted net income per share on a non-GAAP basis	$2.04	$1.75	$5.99	$4.87
(1) For the three and nine months ended October 31, 2025 and 2024, we used an estimated annual effective non-GAAP tax rate of 21%.

Veeva Systems Inc. | Form 10-Q	27

Liquidity and Capital Resources

	Nine months ended October 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$1,308,378	$1,020,507
Net cash used in investing activities	(936,612)	(684,446)
Net cash provided by financing activities	168,715	5,304
Effect of exchange rate changes on cash and cash equivalents	871	(1,346)
Net change in cash and cash equivalents	$541,352	$340,019

Our principal sources of liquidity continue to be comprised of our existing cash, cash equivalents, and short-term investments. As of October 31, 2025, our cash, cash equivalents, and short-term investments totaled $6.6 billion, of which $74 million represented cash and cash equivalents held outside of the United States.
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
Our non-U.S. cash and cash equivalents are not considered indefinitely reinvested outside the United States, except in certain designated jurisdictions. As of October 31, 2025, we have not recorded any taxes, such as withholding taxes, associated with the foreign earnings that are indefinitely reinvested outside of the United States. Under currently enacted tax laws, if we were to choose to repatriate the funds we have designated as indefinitely reinvested outside the United States, such amounts may be subject to certain jurisdictional taxes (e.g., withholding taxes).
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
Net cash provided by operating activities was $1,308 million for the nine months ended October 31, 2025 compared to $1,021 million provided by operating activities for the nine months ended October 31, 2024. The increase in cash provided by operating activities was primarily due to increased sales and the related cash collections and the impact of the OBBBA, partially offset by increased expenses.
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
Net cash used in investing activities was $937 million for the nine months ended October 31, 2025 compared to $684 million used in investing activities for the nine months ended October 31, 2024. The increase in cash used in investing activities was primarily due to the increase in purchases of short-term investments.
Cash Flows from Financing Activities
The cash flows from financing activities relate primarily to stock option exercises offset by taxes paid on behalf of employees related to the net share settlement of restricted stock units (“RSUs”).
Net cash provided by financing activities was $169 million for the nine months ended October 31, 2025 compared to $5 million provided by financing activities for the nine months ended October 31, 2024. The increase in cash provided by financing activities was primarily due to an increase in proceeds from employee stock option exercises.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs, and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies and estimates during the nine months ended October 31, 2025 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Veeva Systems Inc. | Form 10-Q	29

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, Great British Pound Sterling, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. For the nine months ended October 31, 2025, about 83% of our revenues and about 81% of our expenses were denominated in USD.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded and such fluctuations can impact our net income. We engage in the hedging of our foreign currency transactions as described in note 5 of the notes to our condensed consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. Realized and unrealized foreign currency gains and losses were immaterial for both the three and nine months ended October 31, 2025 and 2024.
Interest rate sensitivity
We had cash, cash equivalents, and short-term investments totaling $6.6 billion as of October 31, 2025. This amount was held primarily in demand deposit accounts, money market funds, corporate notes and bonds, U.S. treasury securities, and asset-backed securities. The cash and cash equivalents are held for working capital purposes and other operational activities. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $80 million market value reduction in our investment portfolio as of October 31, 2025. An immediate decrease of 100-basis points in interest rates would have increased the market value by $82 million as of October 31, 2025. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

30	Veeva Systems Inc. | Form 10-Q

ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
From time to time, we may be involved in legal proceedings and subject to claims incident to the ordinary course of business. For information regarding certain legal proceedings, see note 11 of the notes to our condensed consolidated financial statements, which is incorporated herein by reference.
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
While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently and are becoming increasingly sophisticated and complex, and generally are not identified until they are launched against a target. For instance, as artificial intelligence (“AI”) technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create sophisticated new attack methods that are increasingly automated, targeted, coordinated, and difficult to defend against. Moreover, our efforts to detect, prevent, and remediate known or unknown security vulnerabilities, including those arising from third-party hardware or software in our supply chain, may be insufficient to prevent security breaches or incidents resulting from such vulnerabilities, and may result in additional direct or indirect costs and liabilities and time of management and technical personnel. We may be required to expend significant capital and financial resources to protect against the foregoing threats and to alleviate problems caused by actual or perceived security breaches or incidents. Additionally, we and our service providers may face difficulties or delays in identifying, remediating, and otherwise responding to any cybersecurity attack or other security breach or incident.
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

34	Veeva Systems Inc. | Form 10-Q

The markets in which we participate are highly competitive, and if we do not compete effectively, our business and operating results could be adversely affected.
The markets for our solutions are highly competitive. In new sales cycles within our largest product categories, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. Our CRM solutions primarily compete with Salesforce, which has developed a life sciences industry-specific CRM application. IQVIA, which historically offered a competitive CRM solution, has licensed its CRM software to Salesforce and intends to jointly market a CRM solution for life sciences with Salesforce. Our Veeva Data Cloud products as well as Veeva Crossix, compete with IQVIA, Ipsos Group S.A., Definitive Health Corp., and smaller data and data analytics providers. IQVIA, Dassault Systèmes, OpenText Corporation, Oracle Corporation, Honeywell International Inc., and other smaller application providers offer applications that compete with certain of our Veeva Development Cloud or Veeva Quality Cloud applications. Our Veeva Commercial Cloud, Veeva Development Cloud, and Veeva Quality Cloud applications also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use cloud-based applications or platforms that are not life sciences specific—such as Salesforce, Box.com, Amazon Web Services, or Microsoft—for certain of the functions our applications provide. Our business consulting and professional services offerings compete with a range of professional services firms, which include, at times, some of our partners. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.
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

Veeva Systems Inc. | Form 10-Q	35

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

36	Veeva Systems Inc. | Form 10-Q

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
In our fiscal year ended January 31, 2025, customers outside North America accounted for approximately 41% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into additional international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter.
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
•public health crises, such as epidemics and pandemics; and

Veeva Systems Inc. | Form 10-Q	37

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

38	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	39

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
Our business depends on our ability to satisfy our customers, both with respect to our solutions and the professional services that are performed in connection with the implementation of our solutions, including training our customers’ employees on our solutions. Professional services may be performed by us, by a third party, or by a combination of the two. If a customer is not satisfied with the quality of work performed by us or a third party or with the solutions delivered, we could incur additional costs to address the situation, we may be required to issue credits or refunds for pre-paid amounts related to unused services, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to expand the number of solutions subscribed to by that customer. Customers may have requirements, including certain data access restrictions, that our support organizations need to meet. Negative publicity related to our customer relationships or satisfaction with our services, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.
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
Our estimate of the market size for our solutions that we have provided publicly, sometimes referred to as total addressable market (“TAM”), is subject to significant uncertainty and is based on assumptions and estimates, including our internal analysis and industry experience, which may not prove to be accurate. These estimates are, in part, based upon the size of the general application areas we target. Our ability to serve a significant portion of this estimated market is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. For example, in order to address the entire TAM we have identified, we must continue to enhance and add functionality to our existing solutions and introduce new solutions. Accordingly, even if our estimate of the market size is accurate, we cannot assure you that our business will serve a significant portion of this estimated market for our solutions.

40	Veeva Systems Inc. | Form 10-Q

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
Nearly all of our sales are to customers in the life sciences industry. Demand for our solutions could be affected by factors that affect the life sciences industry, including:
•Regulatory changes, government policies, and government funding decisions related to the life sciences industry—Changes in regulations could negatively impact the business environment for our life sciences customers and for us. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. For example, regulatory changes with respect to life sciences advertising, such as limitations on or the elimination of the ability of pharmaceutical companies to engage in direct-to-consumer advertising, could negatively impact certain of our product offerings, including our Crossix business. Further, in recent years, there have been legislative and regulatory changes regarding the pricing of drugs and other healthcare treatments sold by life sciences companies, such as the drug pricing reforms in the Inflation Reduction Act, which went into effect in August 2022, drug pricing reforms proposed by the current administration, which would impose certain limits on drug prices in the U.S. relative to the prices paid in other countries, and drug price negotiations with the current administration and certain drug manufacturers. Other drug pricing reforms have been discussed and may be proposed in the future. Significant changes in drug pricing policy or regulation could result in lower revenues and profits for life sciences companies and reduced demand for our products. In addition, reductions in funding and staffing of government agencies and changes in the funding and eligibility for healthcare programs relevant to the life sciences industry—such as the Food and Drug Administration, the National Institutes of Health, and Medicaid—or changes in funding priorities relevant to the life sciences industry could adversely affect the life sciences industry.
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

Veeva Systems Inc. | Form 10-Q	41

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

42	Veeva Systems Inc. | Form 10-Q

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
Under the European General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s General Data Protection Regulation (“UK GDPR”), as amended by the Data (Use and Access) Act 2025, we act as a data controller for our data products and a data processor with respect to our software products. Each of the GDPR and UK GDPR impose significant data protection obligations and provide for substantial penalties and other remedies for noncompliance. We maintain active self-certifications under the EU-U.S. Data Privacy Framework, the UK Extension to the EU-U.S. DPF, and the Swiss-U.S. Data Privacy Framework as set forth by the U.S. Department of Commerce. We also rely on EU, Swiss, and UK Standard Contractual Clauses, as well as our technical, contractual, and security measures, to help ensure that our European customers have the appropriate legal mechanisms in place for their personal data to be accessed from within the United States. We are required to take steps to legitimize any personal data transfers impacted by these developments and similar developments in other jurisdictions, and to engage in contract negotiations with third parties that aid in processing personal data on our behalf. We may be subject to increased costs of compliance and limitations on our service providers and us. In addition, these laws are complex, with the application and interpretation of them, at times, unclear and inconsistent, and significant penalties may be imposed for non-compliance. For example, in May 2023, the Irish Data Protection Commission imposed a significant fine on a large internet technology corporation for its failure to sufficiently address risks to EU data subjects when transferring data to the U.S.
Other countries have imposed or may in the future impose data localization obligations, cross-border data transfer restrictions, and other country specific privacy and security requirements which could be problematic to cloud software and data providers. For example, in 2021, China adopted the Personal Information Protection Law, which, together with the Cybersecurity Law and the Data Security Law, require companies that process personal data of China residents above certain thresholds to seek approval from the Cyberspace Administration of China (“CAC”) to transfer such data outside of China. In 2023, certain of our Veeva CRM customers in China were required to request such approval from the CAC and had their requests denied. Customers required to request approval may need to implement a CRM solution that does not require data to be transferred outside of China and customers not subject to the requirement may nonetheless choose to do so. While we offer the China CRM Suite, a CRM solution that does not require data to be transferred outside of China, some customers have chosen, and other customers may choose, other CRM providers, which may negatively impact our CRM business in China. Currently, approximately 2% of our total revenue is attributable to China. Additionally, the French governmental agency for health mandates a certification requiring that personal health data collected during healthcare activities be stored exclusively within the European Economic Area.
As we expand our data product offerings into new jurisdictions, we are required to assess, monitor, and comply with additional laws and regulations related to our collection and processing of data, which may include new registration, consent, and notification obligations.
We also expect laws, regulations, industry standards and other obligations relating to privacy, data protection, and cybersecurity to continue to evolve, and that there will continue to be new, modified, and re-interpreted laws, regulations, standards, and other obligations in these areas. For example, the Network and Information Security Directive II (“NIS2”), adopted in 2023, aims to enhance cybersecurity across critical infrastructure and essential services in the EU. NIS2 provides for all 27 EU member states to have issued implementing legislation by October

Veeva Systems Inc. | Form 10-Q	43

2024; however, several EU member states have not finalized their respective legislation and guidance. Furthermore, the newly effective EU Data Act, which came into effect September 12, 2025, allows our EU customers to cancel their subscriptions without cause and switch to another provider upon providing the notice and after the transition period specified by the Act.
In the United States, the U.S. Department of Health and Human Services has promulgated privacy and security rules under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) that cover protected health information (“PHI”) by limiting use and disclosure and giving individuals the right to access, amend, and seek accounting of disclosures of their PHI. Certain of our customers may be either business associates or covered entities under HIPAA, which means we must maintain a HIPAA compliance program. There is also the potential for the U.S. federal government to pass additional data privacy laws.
U.S. federal and state data privacy laws are rapidly evolving. These laws impose new and modify existing obligations on businesses that collect personal information, create new privacy rights for individuals, and contain enhanced requirements for and restrictions on data brokers. For example, under the California Consumer Privacy Act (“CCPA”), as amended, we are generally considered a “service provider” for our software solutions and a “business” for our data products. Some of these laws and regulations also target certain types of marketing and advertising based on the use of personal information. The State of Washington, for example, passed the My Health My Data Act, which became effective on March 21, 2024, establishing significant new restrictions on how businesses can collect, use, and disclose consumer health data. Veeva Crossix’s data platform combines large-scale data sets, inclusive of de-identified health and consumer data, to provide insights, analytics, and audience segmentation for our life sciences customers in the U.S. In response to the Washington law, we made modifications to our audience segments that may reduce demand for our Crossix products, which, in turn, could adversely impact the business. Other states have considered, and in certain cases enacted, similar laws. Additionally, the U.S. Department of Justice recently issued a final rule that places limitations, and in some cases prohibitions, on certain transfers of and access to certain personal data of U.S. persons by persons and entities located in China (and other designated countries) or controlled by a person or entity located in China (and other designated countries). These various laws, regulations, and legislative developments have potentially far-reaching consequences and have and may continue to require us to modify our solutions, our global support business, and our data management practices and incur substantial expense in order to comply.
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

44	Veeva Systems Inc. | Form 10-Q

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
Risks Related to Our Reliance on Third Parties
We rely on third-party providers—including Amazon Web Services and Salesforce—for computing infrastructure, secure network connectivity, and other technology-related services needed to deliver our cloud solutions. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.
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
We are currently dependent upon the Salesforce platform to deliver Veeva CRM. However, we have begun to migrate our Veeva CRM customers to Vault CRM, which is built on our Veeva Vault platform. Our agreement with Salesforce expired on September 1, 2025, and pursuant to the terms of our agreement, during the wind-down period from September 1, 2025 to September 1, 2030, we may not sell applications that utilize the Salesforce platform to new customers and our sales of applications that utilize the Salesforce platform to a customer existing at September 1, 2025 may not exceed 150% of the seats in use by each such customer as of September 1, 2025.

Veeva Systems Inc. | Form 10-Q	45

After September 1, 2030, we will not be able to sell applications that utilize the Salesforce platform to any customers.
Salesforce also has the right, in certain circumstances, to terminate the wind-down period early, including in the event of a material breach of the agreement by us, or if Salesforce is subjected to third-party intellectual property infringement claims based on our solutions (except to the extent based on the Salesforce platform) or our trademarks and we do not remedy such infringement in accordance with the agreement. Also, if we are acquired by specified companies, Salesforce may terminate the agreement upon notice of not less than 12 months. If the Salesforce platform for Veeva CRM becomes unavailable earlier than we anticipate, our business and operations would be adversely affected.
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
For example, certain of our contracting terms include an annual inflation adjustment that raises the price to each customer upon renewal by the lower of 4% or the Consumer Price Index (All Urban Consumer, U.S. City Average, All Items Index) published by the U.S. Bureau of Labor Statistics for the month of August of the prior calendar year. If this increase results in reduced renewal rates, our business and results of operations will be adversely affected. Further, our customers may negotiate terms less advantageous to us upon renewal, which could reduce our revenues from these customers. As a customer’s total spend on Veeva solutions increases, we expect purchasing scrutiny at renewal to increase as well, which may result in reductions in user subscriptions or increased pricing pressure. Other factors that are not within our control may contribute to a reduction in our subscription services revenues. For instance, our customers may reduce their number of sales representatives, which would result in a corresponding reduction in the number of user subscriptions needed for some of our solutions and thus a lower aggregate renewal fee, or our customers may discontinue clinical trials for which our solutions are being used. In addition, certain customers have in the past exercised their right to reduce usage or exercise termination rights, and other customers may also choose to do so in the future. Our master subscription agreements governing multi-year orders generally include a right to terminate for convenience. In addition, pursuant to the EU Data Act, which came

Veeva Systems Inc. | Form 10-Q	47

into effect September 12, 2025, our EU customers may cancel their subscriptions without cause upon providing the notice and after the transition period specified by the Act.
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
Our income tax provision could also be impacted by changes in accounting principles and changes in U.S. federal and state or international tax laws applicable to multinational corporations. For example, the One Big Beautiful Bill Act includes significant tax provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”), modifications to the international tax framework and restoration of immediate expensing for domestic research and development expenditures, which were previously required to be capitalized and amortized over five years under TCJA. Changes in the interpretation or implementation of this new law have impacted in the past and may impact in the future the calculation of our tax payments and our financial results.

Any changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions could also impact our tax liabilities. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, the Organisation for Economic Co-operation and Development (“OECD”) is making progress with ongoing reforms of the international tax system, including changes to the practice of shifting profits among affiliated entities located in different tax jurisdictions. In October 2021, the OECD announced that more than 135 jurisdictions agreed on a two-pillar solution to address the tax challenges arising from the digitalization of the economy, including a global minimum effective corporate tax rate of 15% for certain large multinational companies, referred to as Pillar Two. A number of countries, including the United Kingdom, have implemented the legislation effective January 1, 2024, and we expect others to follow. We continue to monitor and assess the developments and implications surrounding changes in the global tax environment, including Pillar Two. The increasingly complex global tax environment could have a material adverse effect on our effective tax rate, results of operations, cash flows, and financial condition.
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
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and

50	Veeva Systems Inc. | Form 10-Q

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
There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, may own or claim to own intellectual property relating to our solutions. From time to time, third parties have claimed, and may in the future claim, that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, our competitors have asserted trade secret misappropriation claims against us in the past. We are also aware of a non-practicing entity alleging that we infringed its patents. As competition in our market grows and as we develop new technology products, the possibility of patent infringement and other intellectual property claims against us increases. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Such claims and litigation have caused and in the future could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations even if we were to ultimately prevail in such litigation.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. As of October 31, 2025, we have filed numerous domestic and foreign patent applications and have been issued 105 U.S. patents and 11 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners, consultants and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate and we may not be able to prevent the unauthorized disclosure or use of our technical knowledge, trade secrets or other confidential information. Further, if there is a breach or violation of the terms of our confidentiality agreements, we may not have adequate remedies.

Veeva Systems Inc. | Form 10-Q	51

Our ability to enforce our patent rights is subject to significant risks and uncertainties. Competitors or other third parties may be able to circumvent or design around our patents. Furthermore, the validity, scope, and enforceability of our patents may be challenged in proceedings before the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board (“PTAB”), including through Inter Partes Review (“IPR”) and Post-Grant Review (“PGR”) proceedings, or in federal district court litigation. Moreover, we cannot provide assurance that our patent portfolio covers every significant feature of our solutions or that we will properly mark our products with all applicable patents.
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
On February 1, 2021, after approval by our stockholders, we became a Delaware public benefit corporation (“PBC”). There are a very limited number of publicly traded PBCs, we are the first publicly traded company to convert to a PBC, and we are the largest publicly traded company, as measured by revenue or market capitalization, to operate as a PBC. As a PBC, we have unique legal obligations. We are required to adopt and include in our certificate of incorporation a public benefit purpose that is intended to have positive effects on a category of persons, entities or communities other than stockholder financial interest. Our public benefit purpose is to provide products and services that are intended to help make the industries we serve more productive, and to create high-quality employment opportunities in the communities in which we operate. Further, as a PBC, our Board is required to balance our stockholders' pecuniary (financial) interests, the best interests of those materially affected by our conduct, and pursuit of our public benefit purpose. We have identified those materially affected by our conduct (which we refer to as stakeholders) as including our customers, our employees, our partners, and the communities in which we operate.
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
The positions we take on environmental, social, and corporate governance (“ESG”) matters may impact our brand and reputation, our ability to attract or retain customers, or our relationships with our employees, stockholders, and other stakeholders. These positions or a failure or perceived failure to meet certain stated ESG commitments could adversely affect our reputation, financial performance, and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.
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
None.
c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans
The following table sets forth the material terms of all “Rule 10b5-1 trading arrangements” (as such term is defined under Item 408(a) of Regulation S-K) adopted or terminated by our Section 16 officers and directors during the fiscal quarter ended October 31, 2025:

Name and Title	Action (Adoption / Termination)	Adoption / Termination Date	Aggregate Number of Shares of Common Stock to be Sold (1)	Expiration Date (2)
Tom Schwenger President and Chief Customer Officer	Adoption	10/14/2025	79,404	1/13/2027
(1) This number represents the maximum number of shares of common stock that may be sold pursuant to the trading plan. The number of shares actually sold will depend on the satisfaction of certain conditions as set forth in the plan.

(2) In each case, the trading plan may expire on an earlier date if and when all transactions thereunder are completed.
Except as set forth above, none of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(c) of Regulation S-K) during the fiscal quarter ended October 31, 2025.

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

Veeva Systems Inc.

Dated:	November 21, 2025	By:	/s/ BRIAN VAN WAGENER
Brian Van Wagener Chief Financial Officer (Principal Financial Officer)

Dated:	November 21, 2025	By:	/s/ KRISTINE DIAMOND
Kristine Diamond Chief Accounting Officer (Principal Accounting Officer)

58	Veeva Systems Inc. | Form 10-Q