Form 10-K
period 2026-01-31
VEEVA SYSTEMS INC
filed 2026-03-20
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-K
____________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.            ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, which was July 31, 2025, based on the closing price of $284.20 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange on July 31, 2025, the last trading day of the second fiscal quarter, was approximately $42.6 billion. Shares of Class A common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 17, 2026, there were 163,330,933 shares of the registrant’s Class A common stock outstanding. We refer to our Class A common stock as our “common stock.”
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein. The proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2026.

Veeva Systems Inc. | Form 10-K	1

Pursuant to Part IV, Item 16, a summary of Form 10-K content follows, including hyperlinked cross-references (in the EDGAR filing). This allows users to easily locate the corresponding items in this annual report on Form 10-K where the disclosure is fully presented. The summary does not include certain Part III information that will be incorporated by reference from the Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed within 120 days after our fiscal year ended January 31, 2026.

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

Veeva Systems Inc. | Form 10-K	5

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
We are a Delaware public benefit corporation (“PBC”). A PBC is a for-profit company operating under subchapter XV of the General Corporation Law of the State of Delaware (i) that has adopted a public benefit purpose intended to provide benefits beyond just stockholder financial returns, and (ii) whose directors have a fiduciary duty to balance the financial interests of stockholders, the best interests of other stakeholders materially affected by the company’s conduct (which we believe includes customers, employees, partners, and the communities in which we operate), and the pursuit of the company’s public benefit purpose. Our public benefit purpose, as reflected in our certificate of incorporation, is “to provide products and services that are intended to help make the industries we serve more productive, and to create high-quality employment opportunities in the communities in which we operate.” We believe that operating as a PBC reflects our core values—do the right thing, customer success, employee success, and speed—and helps us maintain alignment with the principal industry we serve, life sciences, and its broad goal to improve health and extend lives.
Our Industry Cloud Solutions for Life Sciences
Our industry cloud solutions for the life sciences industry are grouped into four major product categories—Veeva Development Cloud, Veeva Quality Cloud, Veeva Commercial Cloud, and Veeva Data Cloud—and are designed to address pharmaceutical, biotechnology, and medical devices and diagnostics (MedTech) companies’ most pressing strategic needs in their commercial, R&D, and quality operations.
For financial reporting purposes, “Commercial Solutions” revenues refer to revenues associated with our Veeva Commercial Cloud and Veeva Data Cloud solutions, and “R&D and Quality Solutions” revenues refer to revenues associated with our Veeva Development Cloud and Veeva Quality Cloud solutions.
Veeva AI adds agentic artificial intelligence (“AI”) to our proprietary Veeva Vault platform and deep, industry-specific agents for Veeva applications. Veeva AI Agents work seamlessly within Veeva applications and have direct, secure access to data, documents, and workflows.
Veeva Development Cloud includes application suites for the clinical, regulatory, and safety functions of life sciences companies, all built on our Veeva Vault platform. Veeva Vault’s unique ability to handle content and data allows us to build content and data-centric applications to help customers streamline end-to-end business processes and eliminate manual processes and siloed systems. Veeva Vault can be deployed one application at a time or as an integrated solution with multiple applications that enable customers to unify and manage important documents and related data in a single global system:
•Veeva Clinical Platform advances clinical trial execution by providing a complete and connected technology ecosystem. Our clinical platform is designed to enable seamless execution and flow of data between clinical trial stakeholders—including patients, research sites, contract research organizations (“CROs”), and trial sponsors—for faster, more efficient trials that achieve higher data accuracy and increased patient diversity. Our suite of applications for clinical research sites and patient engagement facilitates clinical trial participation for patients and streamlines study execution for research sites and trial sponsors. These offerings include applications that enable sites to manage study documents electronically and securely capture and exchange information with sponsors and CROs.

Veeva Systems Inc. | Form 10-K	6

•Veeva Clinical Data Management helps sponsors and CROs design and run trials with tools to speed the build process and eliminate manual steps. This includes Veeva EDC for electronic data capture; Veeva CDB for aggregating, cleaning, and transforming clinical data; and solutions for electronic processing of consents and assessments of clinical trial participants. Veeva Clinical Operations Suite offers applications such as Veeva eTMF, an electronic trial master file application, Veeva CTMS for clinical trial management, solutions for randomization and trial supply management (RTSM), and solutions for automating the flow of clinical trial information between sponsors, CROs, and clinical research sites for better collaboration and faster clinical trials.
•Veeva Safety is a suite of applications that unifies systems and processes to enable proactive patient safety. These offerings include applications that manage drug safety content, reporting and analytics, signal detection, as well as the intake, processing, and submission of adverse event data.
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
Veeva Quality Cloud unifies quality applications, processes, and partners across content management, training, quality assurance, and quality control lab solutions on the Veeva Vault platform. These applications help our customers in the life sciences and consumer products industries to develop and manufacture products more efficiently. Veeva Quality Cloud includes Veeva QMS to manage integrated quality processes and Veeva Quality Docs to manage regulated quality content throughout its lifecycle, as well as lab solutions, which enable quality control to optimize batch release testing, stability study management, and environmental monitoring, and training solutions, which increase quality training efficiency and compliance.
Veeva Commercial Cloud is a product category comprised of software and analytics solutions built specifically for life sciences companies to more efficiently and effectively commercialize their products. Veeva Commercial Cloud includes solutions for the sales, marketing, and medical affairs functions of a life sciences company:
•Veeva Vault CRM Suite is our next generation CRM solution built on our proprietary Veeva Vault platform. Vault CRM brings together sales, marketing, medical, and service teams at pharmaceutical and biotechnology companies in a single Vault database, with shared data and content, to manage, track, and optimize engagement with healthcare professionals. Vault CRM includes the full functionality of our legacy product, Veeva CRM, with additional applications such as Campaign Manager for coordination across engagement channels, Patient CRM for patient services, and integrated AI Agents that enhance field productivity and data quality by providing data-driven pre-call insights, enabling voice-activated data entry and follow-up actions, and identifying potential issues in call notes to ensure accuracy and compliance. Veeva CRM and some of its related applications are built on a platform provided by Salesforce, Inc. and will be supported until December 31, 2029. Both Vault CRM and Veeva CRM include multichannel CRM applications that can enhance and extend our core CRM and Medical CRM products, providing customers with an end-to-end solution across all key channels, including face-to-face, email, and virtual engagement, live and virtual enterprise events, and field collaboration.
•Veeva Medical provides a single, validated source of medical content across multiple channels and geographies with capabilities for medical affairs teams to centralize medical inquiries and content.
•Veeva PromoMats is an end-to-end content and digital asset management (“DAM”) solution through which life sciences companies can collaborate, review, distribute, and update commercial content and manage assets. PromoMats also includes integrated AI Agents that assist with document review.
•Veeva Crossix provides biopharmaceutical brands best-in-class marketing analytics platform and audience targeting solutions to drive greater marketing effectiveness.
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

Veeva Systems Inc. | Form 10-K	7

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
•Veeva HCP Access is a data subscription that provides access and multichannel engagement metrics about healthcare professionals that are used by our life sciences customers for segmentation, targeting, and engagement planning.
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
•ongoing managed services, such as outsourced systems administration;
•systems environment management and deployment services;
•services focused on advancing or transforming business and operating processes related to Veeva solutions;
•technical consulting services related to data migration and systems integrations; and
•training on our solutions.
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
Our Customers
As of January 31, 2026, we served 1,552 customers. For an explanation of how we define current customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations.” We deliver solutions to companies throughout the life sciences industry, including pharmaceutical, biotechnology, and medical device companies, contract sales organizations, and contract research organizations. Our life sciences customers range from the largest global pharmaceutical and biotechnology companies such as Bayer AG, Boehringer Ingelheim GmbH, Eli Lilly and Company, Gilead Sciences, Inc., Merck Sharp & Dohme Corp., and Novartis Pharma AG, to emerging growth pharmaceutical and biotechnology companies, including Alkermes Inc., Alnylam Pharmaceuticals, Inc., bluebird bio, Inc., and Idorsia Pharmaceuticals Ltd. We also deliver solutions to companies in the consumer products industries.

Veeva Systems Inc. | Form 10-K	8

Our Human Capital Resources
As of January 31, 2026, we had 7,928 employees worldwide, up by 637 from the previous year. Our employees in the United States are not represented by a labor union; however, in certain foreign locations, local workers’ councils represent our employees. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.
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
Sales and Marketing
We sell our solutions through our direct sales organization. In large life sciences companies, the R&D and quality and commercial business functions commonly have separate technology and business decision makers. Accordingly, we market and sell our solutions to align with the distinct characteristics of those decision makers. We have distinct R&D and quality and commercial sales teams, which we further segment to focus on selling to large global life sciences companies and smaller life sciences companies. We also have product specific and industry specific sales teams for certain of our products.
Technology Infrastructure and Operations
Our products are hosted in data centers located in the United States, the European Union, Japan, South Korea, Singapore, Australia, and Brazil. Our products used only within China are hosted in data centers located in China. We utilize third parties to provide our computing infrastructure and manage the infrastructure on which our solutions operate. For our Veeva Vault applications, including Vault CRM, and certain other Veeva Commercial Cloud applications, we utilize Amazon Web Services. For Veeva CRM and certain of our multichannel CRM applications, we currently utilize the hosting infrastructure provided by Salesforce.
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
Our technology is generally based on multitenant architectures that apply common, consistent management practices for all customers using our solutions. We enable multiple customers to share the same version of our solutions while securely partitioning their respective data. Certain of our other applications rely on technology platforms provided by third parties. For example, our commercial data science application utilizes Amazon Redshift and our digital engagement application utilizes Zoom. Moreover, our AI Agents use large language models from Anthropic and Amazon, hosted on Amazon Bedrock.
Quality and Compliance Program
Veeva maintains a quality management system certified to ISO9001 to ensure process controls conform to established industry standards for our cloud software offerings that are subject to good practice regulations for the life sciences industry. Robust audit trail tracking, compliant electronic signature capture, data encryption, and secure

Veeva Systems Inc. | Form 10-K	9

access controls are required for these software offerings, and they must be thoroughly tested for compliance with applicable life sciences industry regulations, which include:

Regulation	Regulation Description
21 CFR 820.75	U.S. FDA device regulation on system validation
21 CFR 211.68	U.S. FDA pharma GMP regulation on system validation
21 CFR 11	U.S. FDA requirement for maintenance of electronic records
EU Annex 11	EU Good Manufacturing Processes (“GMP”) requirement for maintenance of electronic records
21 CFR 203	Drug sample tracking as required by the Prescription Drug Marketing Act
PFSB Notification, No. 0401022 (Japan)	Use of Electromagnetic Records and Electronic Signatures for Approval of, or License for, Drugs
OECD No. 17	Application of Good Laboratory Practice (“GLP”) Principles to Computerised Systems
ICH E6(R3)	Good Clinical Practice (“GCP”) Validation Principles

Privacy Program
Veeva maintains a data privacy program aligned to applicable laws such as the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s General Data Protection Regulation (“UK GDPR”), the California Consumer Privacy Act (“CCPA”), and the U.S. Health Insurance Portability and Accountability Act (“HIPAA”). We have a Chief Privacy Officer who collaborates with our Chief Information Security Officer and business and product leaders throughout our organization. Our program focuses on the implementation of policies, procedures, and agreements to facilitate compliance with applicable data privacy laws and regulations as well as data privacy requirements of customers and partners; the creation and maintenance of privacy documentation to demonstrate compliance with applicable data privacy laws and regulations, including legal transfer mechanisms; the processes by which we obtain personal information through lawful and transparent means; the processes by which we process personal information; the processes by which we notify customers and data subjects in a timely manner in the event of a data breach, as required by contract or law; and the training of employees and contractors engaged in the processing of personal information. For more information about our privacy practices, please visit veeva.com/privacy.
Competition
The markets for our solutions are global, rapidly evolving, highly competitive, and subject to changing regulations, advancing technology, and shifting customer needs. In new sales cycles, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. Our CRM solutions primarily compete with Salesforce, which has developed a life sciences industry-specific CRM application. IQVIA, which historically offered a competitive CRM solution, has licensed its CRM software to Salesforce.
Our Veeva Data Cloud products, as well as Veeva Crossix, compete with IQVIA Holdings, Inc., Ipsos Group S.A., Definitive Health Corp., and smaller data and data analytics providers.
No single vendor offers products that compete with all of our Veeva Development Cloud or Quality Cloud applications, but IQVIA, Dassault Systèmes, OpenText Corporation, Oracle Corporation, Honeywell International Inc., and other smaller application providers offer applications that compete with certain of our Veeva Development Cloud and Quality Cloud applications.
Our Commercial Cloud, Development Cloud, and Quality Cloud application suites also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use cloud-based applications or platforms that are not life sciences specific—such as Salesforce, Box, Inc., Amazon Web Services, or Microsoft—for certain of the functions our applications provide.
We sell certain of our Development Cloud and Quality Cloud applications to companies outside the life sciences industry. In this segment of our business, we compete with solutions such as those offered by OpenText, Microsoft, Honeywell, EtQ Management Consultants, LLC, Oracle, and Box, and custom-built software developed by third-party vendors or in-house by our potential customers.

Veeva Systems Inc. | Form 10-K	10

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
Intellectual Property
We rely on a combination of patents, trade secrets, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. We have developed a process for seeking patent protection for our technology innovations. The table below provides a summary of our issued patents and pending patent applications as of January 31, 2026:

Issued U.S. patents (expiring between March 2028 and April 2048)	111
Issued international patents (expiring between December 2029 and December 2038)	11
U.S. and international pending patent applications	164

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

Veeva Systems Inc. | Form 10-K	11

Companies in our industry, as well as non-practicing entities, often own a number of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. For example, we are aware of a non-practicing entity alleging that we infringed its patents. We have faced and may face new allegations in the future that we have infringed the patents, trademarks, copyrights, trade secrets, and other intellectual property rights of others. We expect that we and others in our industry will continue to be subject to third-party infringement claims by competitors as the functionality of applications in different industry segments overlaps, and by non-practicing entities. Any of these third parties might make a claim of infringement against us at any time.
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

Veeva Systems Inc. | Form 10-K	12

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
•We face intense competition in markets in which we operate—particularly in the CRM market as we transition customers from our legacy CRM application to our Vault CRM application—and if we do not compete effectively, we may lose customers and our business and operating results could be adversely affected.
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
•Nearly all of our revenues are generated by sales to customers in the life sciences industry, and factors that adversely affect this industry (including government funding and staffing of relevant agencies and research, drug pricing regulation, healthcare funding and eligibility reforms, regulation of pharmaceutical advertising, or other regulatory or policy changes) could also adversely affect us.
•Uncertain macroeconomic and geopolitical factors, including as a result of changes in trade policies and practices (including the imposition of additional tariffs or threats to impose additional tariffs), worldwide inflationary pressures, currency exchange fluctuations, changes in interest rates or other economic policies, geopolitical conflicts (like the Russian invasion of Ukraine and the conflict in the Middle East), and concerns about a possible domestic or global recession, may cause instability in the global economy, and disruptions within the life sciences industry that may negatively impact our business, our financial results, and our stock price.
•The migration of our customers to our Vault CRM applications built on our own Veeva Vault platform could cause business disruptions for customers and adversely affect our operating results.
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

Veeva Systems Inc. | Form 10-K	13

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
Unauthorized access or other security breaches or incidents, as a result of third-party action (e.g., cyberattacks, or the introduction into our networks or systems of ransomware or other malware), employee or contractor error or malfeasance, product defect, or otherwise, have resulted in and could in the future result in the loss of information or intellectual property, inappropriate access to or use, disclosure, unavailability, modification, destruction, or other processing of information, service interruption, degradation, disruption, and outages, service level credits, claims, demands, litigation, regulatory investigations and other proceedings, indemnity obligations, damage to our reputation, and other liability. It is possible that our risk of cyberattacks and other sources of security breaches and incidents may be elevated as a result of Russia’s invasion of Ukraine, the conflict in the Middle East, or other geopolitical tensions or conflicts, due to an increase in cyberattack attempts on us, our customers, our partners, or our technology infrastructure providers.
While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently and are becoming increasingly sophisticated and complex, and generally are not identified until they are launched against a target. For instance, as AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create sophisticated new attack methods that are increasingly automated, targeted, coordinated, and difficult to defend against. Moreover, our efforts to detect, prevent, and remediate known or unknown security vulnerabilities, including those arising from third-party hardware or software in our supply chain, may be insufficient to prevent security breaches or incidents resulting from such vulnerabilities, and may result in additional direct or indirect costs and liabilities and time of management and technical personnel. We may be required to expend significant capital and financial resources to protect against the foregoing threats and to alleviate problems caused by actual or perceived security breaches or incidents. Additionally, we and our service providers may face difficulties or delays in identifying, remediating, and otherwise responding to any cybersecurity attack or other security breach or incident.
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

Veeva Systems Inc. | Form 10-K	14

We face intense competition in markets in which we operate and if we do not compete effectively, we may lose customers and our business and operating results could be adversely affected.
The markets for our solutions are highly competitive. In new sales cycles within our largest product categories, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. Our CRM solutions primarily compete with Salesforce, Inc., which has developed a life sciences industry-specific CRM application. IQVIA, which historically offered a competitive CRM solution, has licensed its CRM software to Salesforce. Our Veeva Data Cloud products as well as Veeva Crossix, compete with IQVIA, Ipsos Group S.A., Definitive Health Corp., and smaller data and data analytics providers. IQVIA, Dassault Systèmes, OpenText Corporation, Oracle Corporation, Honeywell International Inc., and other smaller application providers offer applications that compete with certain of our Veeva Development Cloud or Veeva Quality Cloud applications. Our Veeva Commercial Cloud, Veeva Development Cloud, and Veeva Quality Cloud applications also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use cloud-based applications or platforms that are not life sciences specific—such as Salesforce, Box.com, Amazon Web Services, or Microsoft—for certain of the functions our applications provide. Our business consulting and professional services offerings compete with a range of professional services firms, which include, at times, some of our partners. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.
As we transition from our legacy Veeva CRM application to our Vault CRM application, as discussed in more detail below, certain customers have chosen, and other customers may in the future choose, to purchase CRM solutions from a competitor. For example, Salesforce, our primary CRM competitor, has announced that certain large Veeva CRM customers have committed to purchasing its CRM solutions and a number of our customers have informed us of their intent to move to Salesforce as their CRM provider.
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
If our actual or potential competitors’ products, services, or technologies become more accepted than our solutions, if they are successful in bringing their products or services to market earlier than we are, if their products or services are more technologically capable than ours (including as a result of new or better use of evolving AI technologies), or if customers replace our solutions with custom-built software, then our revenues could be adversely affected. Moreover, if we enter new markets, we will likely face competition and will need to adapt to competitive factors that may be different from those we face today. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses, or a failure to maintain or improve our competitive market position, any of which could adversely affect our business. For all of these reasons, we may not be able to compete favorably against our current and future competitors.
Defects or disruptions in our solutions could result in diminished demand for our solutions, a reduction in our revenues, and subject us to substantial liability.
We have from time to time found defects in our solutions, and new defects may be detected in the future. In addition, we have experienced, and may in the future experience, service disruptions, degradations, outages, and other performance problems, including from routine maintenance. These types of problems may be caused by a variety of factors, including human or software errors, viruses, cyberattacks, fraud, spikes in customer usage, problems associated with our third-party computing infrastructure and network providers, infrastructure changes, and denial of service issues. Service disruptions may result from errors we make in delivering, configuring, or hosting our solutions, or designing, installing, expanding, or maintaining our computing infrastructure. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It is also possible that such problems could result in losses of customer data.
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

Veeva Systems Inc. | Form 10-K	15

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
In each of our fiscal years ended January 31, 2026, 2025, and 2024, our top 10 customers accounted for 28% of our total revenues. We rely on our reputation and recommendations from key customers in order to promote our solutions to potential customers, which we call “reference selling.” The loss of any of our key customers, or a failure of one or more of them to renew or expand user subscriptions for some or all our products, could have a significant impact on the growth rate of our revenues, our reputation, and our ability to obtain new customers. In the event of an acquisition of one of our customers or a business combination between two of our customers, we have in the past and may in the future suffer reductions in user subscriptions or nonrenewal of certain or all of their subscription orders. We are also likely to face increasing purchasing scrutiny at the renewal of large customer subscription orders, which may result in reductions in user subscriptions or increased pricing pressure. The business impact of any of these negative events could be particularly pronounced with respect to our largest customers.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable investment of resources. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.
Our sales process entails planning discussions with prospective customers, analyzing their existing solutions, and identifying how these potential customers could use and benefit from our solutions. The sales cycle for a new customer, from the time of prospect qualification to the completion of the first sale, may span 12 months or longer. Sales cycles for our newer applications or in newer markets or industries are also lengthy and difficult to predict. We spend substantial time, effort, and expense in our sales efforts without any assurance that our efforts will result in the sale of our solutions. In addition, our sales cycle can vary substantially from customer to customer because of various factors, including the discretionary nature of potential customers’ purchasing and budget decisions, the macroeconomic and regulatory environments, the availability of funding in the life sciences industry, the announcement or planned introduction of new solutions by us or our competitors, and the purchasing approval processes of potential customers. For example, we have experienced increased scrutiny for certain potential projects, particularly for our professional services offerings, which may continue for the foreseeable future. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.
Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.
In our fiscal year ended January 31, 2026, customers outside North America accounted for approximately 40% of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into additional international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in

Veeva Systems Inc. | Form 10-K	16

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
•changes in diplomatic relations and trade policy, including the status of relations between the United States and other countries, including China and Russia, and the implementation or threatened implementation of tariffs, export controls, trade sanctions, and embargoes, including if the United States and other countries were to impose more significant general sanctions against Russia in response to the continuing conflict in Ukraine, which could ban the use of our products by companies or users in Russia;
•public health crises, such as epidemics and pandemics; and
•unstable regional and economic political conditions or armed conflicts in the markets in which we operate, including as a result of the Russian invasion of Ukraine and the conflict in the Middle East.
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

Veeva Systems Inc. | Form 10-K	17

affected if our business partners are not able to successfully manage these risks, which could adversely affect our business.
The migration of our CRM customers to our Vault CRM applications built on our own Veeva Vault platform could cause business disruptions for customers and adversely affect our operating results.
We use the Salesforce platform to deliver our Veeva CRM application, but we have begun to migrate our CRM customers to our Vault CRM solutions, which are built on our Veeva Vault platform. Veeva CRM will be supported until December 31, 2029. The migration of our Veeva CRM customers will require time and expense, which may be significant. These migration processes are complex and we cannot be certain that we will be successful. Additionally, the migration may lead to outages or performance problems with Vault CRM or other Vault applications if we encounter difficulties supporting the increased volume of users migrating from Veeva CRM. Any disruptions in our services or other migration-related problems, whether or not such incidents are our fault, could subject us to liability or harm our reputation. If we are unsuccessful migrating our Veeva CRM customers to Vault CRM, or encounter disruptions, delays, or other problems in the migration process, our business, operating results, and brand could be materially and adversely affected.
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
Our corporate headquarters are located in Pleasanton, California and our primary third-party hosted computing infrastructure is located in the United States, the European Union, Japan, and South Korea. The west coast of the United States, Japan, and South Korea each contain active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or other natural disaster, or catastrophic event such as an actual or threatened public health emergency (e.g., a global pandemic), fire, extreme weather event, power loss, telecommunications failure, cyberattack, armed conflicts (including the Russian invasion of Ukraine and the conflict in the Middle East), or terrorist attack, we may be unable to continue our operations at full capacity or at all and may experience system interruptions, reputational harm, delays in our solution development, lengthy interruptions in our services, breaches

Veeva Systems Inc. | Form 10-K	18

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

Veeva Systems Inc. | Form 10-K	19

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

Veeva Systems Inc. | Form 10-K	20

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

Veeva Systems Inc. | Form 10-K	21

perception regarding the practices of the life sciences industry may result in political pressure to increase the regulation of life sciences companies in one or more of the areas described above, which may negatively impact demand for our solutions. Other factors could lead to a significant reduction in sales representatives that use our solutions or otherwise change the demand for our solutions. For example, certain life sciences companies have reduced the number of sales representatives they employ due to an increased preference for digitally-enabled sales channels, which negatively impacted sales of our solutions, including Veeva CRM and certain of our other Commercial Solutions.
•Changes in trade policy or geopolitical conditions that impact the life sciences industry, changes in the ability to sell healthcare treatments in certain locations, and the global availability of healthcare treatments provided by the life sciences companies to which we sell—Tariffs imposed on the end products of the life sciences industry or on inputs relevant to the life sciences industry could increase costs for our customers or reduce demand for their products, which could delay or reduce their IT spending. The imposition of tariffs or other trade measures could also provoke retaliatory responses from affected countries, including the imposition of digital services taxes, consumer boycotts resulting in depressed demand for products of the United States, or other measures that could negatively impact our business, operations, or financial condition. If economic or geopolitical conditions deteriorate, or the ability to market life sciences products or conduct clinical trials in key markets is disrupted, including as a result of the Russian invasion of Ukraine; the conflict in the Middle East; changes in export controls; sanctions, or other international laws; or if the demand for life sciences products globally deteriorates for other reasons, our customers may delay or reduce their IT spending, particularly within the regions impacted by negative economic or geopolitical conditions. For example, a number of significant life sciences companies have scaled back sales, operations, and investments in Russia, including curtailing sales and marketing and clinical trial activity in Russia.
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

Veeva Systems Inc. | Form 10-K	22

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
We process personal data on behalf of our customers, who use our solutions to manage personal data of their employees, healthcare professionals, patients, and related individuals. We also process personal data as part of the Veeva Data Cloud offerings, which provide our customers with professionally relevant data related to healthcare providers and other industry professionals and stakeholders. In addition, we process personal data to provide services that allow healthcare marketers to reach their target audiences and to measure the impact of their media campaigns. In some cases, the personal data that we process includes sensitive personal data, such as health data.
Many countries and governmental bodies have adopted or may adopt laws and regulations governing our processing of personal and other data, making compliance an increasingly complex task. For example, we are regulated under the European General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s General Data Protection Regulation (“UK GDPR”), as amended by the Data (Use and Access) Act of 2025, where we act as a data controller for our data products and a data processor with respect to our software products. In China, we are regulated under China’s Personal Information Protection Law (“PIPL”), where we process data as an entrusted party on behalf of our customers who operate as data handlers. In certain cases, we are regulated under the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) that covers protected health information collected or maintained by covered entities and their business associates. Additionally, many states in the U.S. have passed comprehensive privacy legislation, such as the California Consumer Privacy Act (amended by the California Privacy Rights Act). Some states in the U.S. also have passed legislation governing the processing of particular types of data, such as biometric data and certain other health-related data.
These laws and regulations impose data subject notice or transparency requirements, mandated privacy and security standards, and registration obligations. They also grant rights to data subjects, such as allowing them to access, correct, delete, or opt out of the sale or sharing of their information. Some of these laws and regulations target certain types of marketing and advertising based on the use of personal information. For example, in response to the State of Washington’s My Health My Data Act, which placed significant restrictions on how businesses can collect, use, and disclose consumer health data, we added limitations to the audience segments on our Veeva Crossix data platform. Other states have considered, and in certain cases, enacted, similar laws.
In addition, certain laws and regulations impose data localization obligations, cross-border data transfer restrictions, and other country-specific privacy and security requirements, which could be problematic to cloud software and data providers. In these cases, we are required to take steps to legitimize any personal data transfers in these jurisdictions, and to engage in contract negotiations with third parties that aid in processing personal data on our behalf. In China, for example, we offer the China CRM Suite, a CRM solution that does not require data to be transferred outside of China. We maintain active self-certifications under the EU-U.S. Data Privacy Framework, the UK Extension to the EU-U.S. Data Privacy Framework, and the Swiss-U.S. Data Privacy Framework as set forth by the U.S. Department of Commerce. We also rely on standard contractual clauses in various jurisdictions, such as the EU, Switzerland, the UK, and Brazil, as well as our technical, contractual, and security measures. These mechanisms help ensure that we, and our customers, have the appropriate legal frameworks in place for personal data to be transferred internationally.
In 2025, the U.S. Department of Justice issued a final rule that places limitations, and in some cases prohibitions, on certain transfers of and access to certain personal data of U.S. persons by persons and entities located in China (and other designated countries) or controlled by a person or entity located in China (and other designated

Veeva Systems Inc. | Form 10-K	23

countries). Additionally, the French governmental agency for health mandates a certification requiring that personal health data collected during healthcare activities be stored exclusively within the European Economic Area.
These laws and regulations impose significant data protection obligations and carry substantial penalties for noncompliance. Furthermore, the application and interpretation of these laws and regulations are complex and, at times, unclear and inconsistent.
We expect these laws and regulations to continue to evolve, and that there will continue to be new, modified, and re-interpreted laws, regulations, standards, and other obligations relating to privacy, data protection, and cybersecurity, introducing uncertainty and increasing complexity. For example, the Network and Information Security Directive II (“NIS2”), adopted in 2023, aims to enhance cybersecurity across critical infrastructure and essential services in the EU. NIS2 provides for all 27 EU member states to have issued implementing legislation by October 2024; however, several EU member states have not finalized their respective legislation and guidance. The EU Data Act, which came into effect September 12, 2025, allows our EU customers to cancel their subscriptions without cause upon providing the notice and after the transition period specified by the Act. Furthermore, new and evolving regulations relating to the use of data in AI and machine learning technologies, such as the EU AI Act, are creating an increasingly complex and fragmented regulatory framework.
As we expand our data product offerings into new jurisdictions, we are required to assess, monitor, and comply with additional laws and regulations related to our collection and processing of data, which may include new registration, consent, and notification obligations. In addition to our own processing of personal data, our customers expect that our solutions can be used to enable their compliance with applicable data protection, data privacy, and cybersecurity laws and regulations.
These various laws, regulations, and legislative developments have potentially far-reaching consequences and have and may continue to require us to modify our solutions, our global support business, and our data management practices and incur substantial expense in our efforts to comply. Our work to comply with these global laws and regulations has and will continue to require valuable management and employee time and resources and modification of our products or operations and may also limit use and adoption of our products. Data protection authorities from around the world will from time to time review our products and services and their compliance with applicable laws and regulations. Any actual or perceived failure to comply with such laws and regulations or other actual or asserted obligations relating to privacy, data protection, cybersecurity, or our processing of data could lead to inspections, audits, regulatory investigations and other proceedings, significant fines, penalties, and other relief imposed by government agencies and regulatory bodies, and claims, demands, and litigation by our customers or third parties, which may reduce demand for our solutions and result in reputational harm, substantial damages and other liabilities.
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
Veeva AI, an initiative that adds AI to our applications across all major areas, including clinical, regulatory, safety, quality, medical, and commercial, presents new risks and challenges that could affect the adoption of our solutions and our business. If our AI offerings draw controversy due to their perceived or actual impact on privacy, security or confidentiality, inefficacy or inaccuracy, or contribution to bias, discrimination, other ethical harms, or other matters, we may experience new or enhanced governmental or regulatory scrutiny, brand or reputational harm, competitive harm, or legal liability. If our users lose confidence in the decisions, predictions, analyses, or other content that our AI offerings produce, the adoption of our offerings could be adversely affected, which may harm our operating results and financial condition. We may also use AI for research and development and other internal operational use cases, including the use of AI-enabled processes. The legal, regulatory, and policy environments around AI are evolving rapidly, such as the EU AI Act and legislation proposed and adopted in certain states in the U.S., and we

Veeva Systems Inc. | Form 10-K	24

may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI, including by limiting or restricting our use of AI or AI-enabled processes, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. Uncertainty around new and emerging AI applications and regulations may also require us to make significant changes to our use of AI and may cause us to incur increased research and development costs or compliance costs, or divert resources from other development efforts to address issues related to AI governance. If we are unable to mitigate these risks, or if we incur excessive expenses in our efforts to do so, our reputation, business, operating results, and financial condition may be harmed.
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

Veeva Systems Inc. | Form 10-K	25

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
Risks Related to Our Financial Performance, How We Contract with Customers, and the Financial Position of Our Business
Our historic growth rates of total revenues and subscription revenues should not be viewed as indicative of our future performance.
While we have experienced significant revenue growth in prior periods, it is not indicative of our future revenue growth. Our total revenue and subscription revenue growth rates have declined in the past and may decline in the future. In our fiscal years ended January 31, 2026, 2025, and 2024, our total revenues grew by 16%, 16%, and 10% respectively, as compared to total revenues from the prior fiscal years. In our fiscal years ended January 31, 2026, 2025, and 2024, our subscription revenues grew by 17%, 20%, and 10% respectively, as compared to subscription revenues from the prior fiscal years. Over the longer term, our revenue growth rates are likely to fluctuate from year to year and may decline. If we are unable to maintain consistent revenue growth, it may adversely impact our profitability and the value of our common stock.
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

Veeva Systems Inc. | Form 10-K	26

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
For example, certain of our contracting terms include an annual inflation adjustment that raises the price to each customer upon renewal by the lower of 4% or the Consumer Price Index (All Urban Consumer, U.S. City Average, All Items Index) published by the U.S. Bureau of Labor Statistics for the month of August of the prior calendar year. If this increase results in reduced renewal rates, our business and results of operations will be adversely affected. Further, our customers may negotiate terms less advantageous to us upon renewal, which could reduce our revenues from these customers. As a customer’s total spend on Veeva solutions increases, we expect purchasing scrutiny at renewal to increase as well, which may result in reductions in user subscriptions or increased pricing pressure. Other factors that are not within our control may contribute to a reduction in our subscription revenues. For instance, our customers may reduce their number of sales representatives, which would result in a corresponding reduction in the number of user subscriptions needed for some of our solutions and thus a lower aggregate renewal fee, or our customers may discontinue clinical trials for which our solutions are being used. In addition, certain customers have in the past exercised their right to reduce usage or exercise termination rights, and other customers may also choose to do so in the future. Our master subscription agreements governing multi-year orders generally include a right to terminate for convenience. In addition, pursuant to the EU Data Act, which came into effect September 12, 2025, our EU customers may cancel their subscriptions without cause upon providing the notice and after the transition period specified by the Act.
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
We expect our future expenses to increase as we continue to invest in and grow our business. We expect to incur significant future expenditures related to:

Veeva Systems Inc. | Form 10-K	27

•developing new solutions and enhancing our existing solutions, and investment in our product development teams;
•data acquisition costs associated with our Veeva Compass offering and costs incurred with our use of large language models associated with our Veeva AI offering;
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
Because we recognize subscription revenues ratably over the term of an order for our subscription services, our short-term results of operations may not reflect a decline in sales and may not be indicative of future results.
We generally recognize subscription revenues ratably over the term of an order under our subscription agreements. As a result, a substantial majority of our quarterly subscription revenues are generated from subscription agreements entered into during prior periods. Consequently, a decline in new subscriptions in any quarter may not affect our results of operations in that quarter but could reduce our revenues in future quarters. Additionally, the timing of renewals or non-renewals or termination for convenience of a subscription agreement during any quarter may only affect our financial performance in future quarters. For example, the non-renewal of a subscription agreement late in a quarter will have minimal impact on revenues for that quarter but will reduce our revenues in future quarters.
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

Veeva Systems Inc. | Form 10-K	28

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
Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. As we continue to expand our operations in countries outside the United States, an increasing proportion of our revenues and expenditures in the future may be denominated in foreign currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, Great British Pound Sterling, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. Changes in exchange rates has in the past and may in the future negatively affect our revenues, expenses, and other operating results as expressed in U.S. dollars in the future. Further, we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.
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

Veeva Systems Inc. | Form 10-K	29

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

Any changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions could also impact our tax liabilities. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, the Organisation for Economic Co-operation and Development (“OECD”) continues to implement reforms to the international tax system, including a 15% global minimum effective corporate tax rate referred to as Pillar Two. Since the initial implementation of Pillar Two by several countries in 2024, the framework has continued to evolve, most notably with the OECD/G20’s January 2026 release of the “side-by-side” package. While as a US-parented multinational business we could be exempt from certain Pillar Two provisions for fiscal years beginning on or after January 1, 2026, provided we meet specific eligibility criteria, the increasingly complex global tax environment could still have a material adverse effect on our effective tax rate, results of operations, cash flows, and financial condition. We will continue to monitor and assess the implications of OECD-related developments to the side-by-side system, and the evolving Pillar Two framework.
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

Veeva Systems Inc. | Form 10-K	30

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
Our success and ability to compete depend in part upon our intellectual property. As of January 31, 2026, we have filed numerous domestic and foreign patent applications and have been issued 111 U.S. patents and 11 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners, consultants and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate and we may not be able to prevent the unauthorized disclosure or use of our technical knowledge, trade secrets or other confidential information. Further, if there is a breach or violation of the terms of our confidentiality agreements, we may not have adequate remedies.
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

Veeva Systems Inc. | Form 10-K	31

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
We are a Delaware public benefit corporation (“PBC”). There are a very limited number of publicly traded PBCs, we are the first publicly traded company to convert to a PBC, and we are the largest publicly traded company, as measured by revenue or market capitalization, to operate as a PBC. As a PBC, we have unique legal obligations. We are required to adopt and include in our certificate of incorporation a public benefit purpose that is intended to have positive effects on a category of persons, entities or communities other than stockholder financial interest. Our public benefit purpose is to provide products and services that are intended to help make the industries we serve more productive, and to create high-quality employment opportunities in the communities in which we operate. Further, as a PBC, our Board is required to balance our stockholders’ pecuniary (financial) interests, the best interests of those materially affected by our conduct, and pursuit of our public benefit purpose. We have identified those materially affected by our conduct (which we refer to as stakeholders) as including our customers, our employees, our partners, and the communities in which we operate.
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

Veeva Systems Inc. | Form 10-K	32

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
The trading price of our common stock has been, and will likely continue to be, volatile for the foreseeable future. In addition, the trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. Uncertain macroeconomic and geopolitical factors, including as a result of changes in trade policies and practices (including the imposition or threatened imposition of tariffs), worldwide inflationary pressures, currency exchange fluctuations, changes in interest rates, or other economic policies, geopolitical conflicts (like the Russian invasion of Ukraine and the conflict in the Middle East), and concerns about a possible domestic or global recession have led to volatility in the stock market. As a result, our stock price has changed significantly in recent periods, and we expect the trading price of our common stock will likely continue to be volatile for the foreseeable future. In addition to those risks described in this “Risk Factors” section, other factors have in the past and could in the future impact the value of our common stock, including:
•fluctuations in the valuation of companies perceived by investors to be comparable to us, such as high-growth, cloud, or AI companies, or in valuation metrics, such as our price to revenues ratio;
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
•the economy as a whole and market conditions within our industry and the industries of our customers, including economic and regulatory uncertainty, as well as market perception of the software industry generally;
•macroeconomic and geopolitical factors and instability and volatility in the global financial markets;

Veeva Systems Inc. | Form 10-K	33

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
•our ability to execute on our share repurchase program as planned, including whether we meet internal or external expectations around the timing or price of share repurchases, and any changes to the program;
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
Our share repurchase program may not enhance long-term shareholder value.

In January 2026, our board of directors authorized a share repurchase program of up to $2 billion of our outstanding shares of common stock. Under the program, we may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The timing and total amount of any share repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program has a term of two years, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of common stock. Any repurchased shares of common stock will be retired.

Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. The existence of our share repurchase program could cause our stock price to trade higher than it otherwise would and could potentially reduce the market liquidity for our stock. Our share repurchase program may not enhance long-term stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares, and short-term stock price fluctuations could reduce the effectiveness of this program.

Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes, and we may fail to realize long-term stockholder value from our share repurchase program. Furthermore, the timing and amount of repurchases, if any, will be subject to liquidity, market and economic conditions, any excise tax on share repurchases, compliance with applicable legal requirements such as Delaware surplus and solvency tests, and other relevant factors.
We do not intend to pay dividends on our capital stock for the foreseeable future, so any returns will be limited to changes in the value of our common stock.

Veeva Systems Inc. | Form 10-K	34

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

Veeva Systems Inc. | Form 10-K	35

ITEM 1C.    CYBERSECURITY.
We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.
Governance
The Cybersecurity Committee of our board of directors exercises oversight over our cybersecurity and privacy programs and controls for our products and our internal-use information technology. The Cybersecurity Committee is chaired by a director with cybersecurity expertise and board and executive experience at large technology companies. The Cybersecurity Committee receives reports from management on a regular basis on a range of topics, including the current cybersecurity landscape and emerging threats, the status of ongoing cybersecurity initiatives, incident reports from cybersecurity and privacy events, data privacy policies and procedures, and compliance with regulatory requirements and industry standards.
Our day-to-day cybersecurity and technology risk management efforts, including oversight of our information security management system, are led by our Chief Information Officer (“CIO”), a member of our executive leadership team with over three decades of experience in the field, whose cybersecurity experience includes serving in executive roles at other companies leading security, operations, audit, and compliance teams. Our Chief Information Security Officer (“CISO”), who has over two decades of experience in cybersecurity, including over five years at Veeva, reports to the CIO and oversees our security team. Our CISO’s cybersecurity experience includes serving as a security architect and Director of Security Engineering at Veeva, and overseeing security, automation, and performance testing for other technology companies.
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
Risks Management and Strategy
Information Security Management System
We maintain a comprehensive Information Security Management System (“ISMS”), which is managed by our CISO and is designed to ensure the confidentiality, integrity, and availability of customer data, corporate data (such as intellectual property or source code), employee data, and our systems. Our ISMS is founded on the following industry-leading and regulatory standards:
•ISO 9001:2015 – Quality Management Systems
•ISO/IEC 27001:2022 – Information Security Management
•SOC2 Type II – System and Organization Controls
•SEI Capability Maturity Model Integration (v1.3)
•IT Infrastructure Library (“ITIL”) version 3
•ICH Q9 – Quality Risk Management

Our ISMS is certified to ISO/IEC 27001 and incorporates the ISO/IEC 27017 and ISO/IEC 27018 codes of practice for cloud security and privacy.
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

Veeva Systems Inc. | Form 10-K	36

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
Process for Identifying Material Cybersecurity Incidents
Potentially material cybersecurity incidents are escalated according to our Security Incident Management Policy to a management response team comprising our Chief Information Officer, Chief Financial Officer, Chief Accounting Officer, General Counsel, Chief Privacy Officer, and Associate General Counsel (Corporate). Our Security Incident Management Policy is designed to inform the management response team about, and monitor, the prevention, detection, mitigation, and remediation of cybersecurity incidents. The management response team is responsible for timely determining materiality and overseeing the appropriate reporting of certain cybersecurity incidents.
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
We also lease offices in various locations, including North America, Europe, Asia Pacific, and Latin America. We expect to expand our facilities capacity in certain field locations during our fiscal year ending January 31, 2027 and may further expand our facilities capacity after January 31, 2027 as our employee base grows. We believe that we will be able to obtain additional space on commercially reasonable terms. See note 9 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments.

Veeva Systems Inc. | Form 10-K	37

ITEM 3.    LEGAL PROCEEDINGS.
From time to time, we may be involved in legal proceedings and subject to claims incident to the ordinary course of business. For information regarding certain legal proceedings, see note 13 of the notes to our consolidated financial statements, which is incorporated herein by reference.
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
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

Veeva Systems Inc. | Form 10-K	38

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Price of Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol “VEEV.”
Stockholders
As of January 31, 2026, we had 17 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to our repurchases of common stock during the three months ended January 31, 2026:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (1)	Total Number of Shares Purchased as a Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program (in millions)
November 1 - 30, 2025	—	$—	—	$—
December 1 - 31, 2025	—	$—	—	$—
January 1 - 31, 2026	801,735	$224.43	801,735	$1,820
Total	801,735	$224.43	801,735	$1,820
(1) Amounts exclude commissions.

(2) On January 5, 2026, we announced that our board of directors authorized a share repurchase program of up to $2 billion of our outstanding shares of common stock. Under the program, we may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The share repurchase program has a term of two years, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of common stock. See note 10 of of the notes to our consolidated financial statements for additional information related to share repurchases.
Recent Sales of Unregistered Securities
None.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act except to the extent we specifically incorporate it by reference into such filing.
This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on January 31, 2021 in the common stock of Veeva Systems Inc., the S&P 500 Index, and the S&P 1500 Application Software Index and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Veeva Systems Inc. | Form 10-K	39

	January 31,
	2021	2022	2023	2024	2025	2026

Veeva Systems Inc.	100.00	85.57	61.70	75.03	84.38	73.77
S&P 500	100.00	123.29	113.16	136.72	172.78	201.03
S&P 1500 Application Software Index	100.00	110.90	89.84	135.58	147.25	125.07

ITEM 6.    [RESERVED].

Veeva Systems Inc. | Form 10-K	40

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

Our industry cloud solutions are grouped into four major product categories—Veeva Development Cloud, Veeva Quality Cloud, Veeva Commercial Cloud, and Veeva Data Cloud. For financial reporting purposes, “Commercial Solutions” revenues refer to revenues associated with our Veeva Commercial Cloud and Veeva Data Cloud solutions, and “R&D and Quality Solutions” revenues refer to revenues associated with our Veeva Development Cloud and Veeva Quality Cloud solutions.
In our fiscal year ended January 31, 2026, we derived approximately 47% and 53% of our subscription revenues and 45% and 55% of our total revenues from our Commercial Solutions and R&D and Quality Solutions, respectively. For the fiscal year ended January 31, 2025, we derived approximately 48% and 52% of our subscription revenues and 47% and 53% of our total revenues from our Commercial Solutions and R&D and Quality Solutions, respectively. Revenues associated with our R&D and Quality Solutions are expected to increase as a percentage of both subscription revenues and total revenues in the future. We also offer certain of our R&D and Quality Solutions to industries outside the life sciences industry primarily in North America and Europe.
For our fiscal years ended January 31, 2026, 2025, and 2024, our total revenues were $3,195 million, $2,747 million, and $2,364 million, respectively, representing year-over-year growth in total revenues of 16% in our fiscal year ended January 31, 2026, and 16% in our fiscal year ended January 31, 2025. For our fiscal years ended January 31, 2026, 2025, and 2024, our subscription revenues were $2,684 million, $2,285 million, and $1,902 million, respectively, representing year-over-year growth in subscription revenues of 17% in our fiscal year ended January 31, 2026, and 20% in our fiscal year ended January 31, 2025. We generated net income of $909 million, $714 million, and $526 million for our fiscal years ended January 31, 2026, 2025, and 2024, respectively.
As of January 31, 2026, 2025, and 2024, we served 1,552, 1,477, and 1,432 customers, respectively. As of January 31, 2026, 2025, and 2024, we had 767, 730, and 693 Commercial Solutions customers, respectively, and 1,196, 1,125, and 1,078 R&D and Quality Solutions customers, respectively. These customer count totals are net of customer attrition during each period. The combined customer counts for Commercial Solutions and R&D and Quality Solutions exceed the total customer count in each year because some customers subscribe to products in both areas. Many of our applications for R&D are used by smaller, earlier-stage, pre-commercial companies, some of which may not reach the commercialization stage.
Components of Results of Operations
Revenues
We derive our revenues primarily from subscription fees and professional services fees. Subscription revenues consist of fees from customers accessing our software and data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, and managed services in connection with our solutions, as well as services related to our speakers bureau logistics and Veeva Business Consulting

Veeva Systems Inc. | Form 10-K	41

offering. For the fiscal year ended January 31, 2026, subscription revenues constituted 84% of total revenues and professional services and other revenues constituted 16% of total revenues.
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
Subscription revenues are generally recognized ratably over the respective noncancellable subscription term because of the continuous transfer of control to the customer. Our master subscription agreements governing multi-year orders generally include a termination for convenience right for our customers. The amount of revenue recognized from such orders will generally be consistent with the amount invoiced for the relevant term of the order.
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
Our agreements typically provide that orders will automatically renew unless notice of non-renewal is provided in advance. Subscription revenues are affected primarily by the number of customers, the scope of the subscription purchased by each customer (for example, the number of end users or other subscription usage metric) and the number of solutions subscribed to by each customer.
We utilize our own personnel to perform our professional services and business consulting engagements with customers. In certain cases, we may utilize third-party subcontractors to perform professional services engagements. The majority of our professional services arrangements are billed on a time and materials basis and revenues are recognized over time based on time incurred and contractually agreed upon rates. Certain professional services and business consulting arrangements are billed on a fixed fee basis and revenues are typically recognized over time as the services are delivered based on time incurred. Professional services revenues are affected primarily by our customers’ demands for implementation services, configuration, managed services, and speakers bureau logistics. Our business consulting revenues are affected primarily by our customers’ demands

Veeva Systems Inc. | Form 10-K	42

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
Cost of Revenues
Cost of subscription revenues for all of our solutions consists of expenses related to our computing infrastructure provided by third parties, including Amazon Web Services and Salesforce, Inc., personnel related costs associated with hosting our subscription services and providing support, including our data stewards, data acquisition costs, and costs of delivering our data solutions, expenses associated with computer equipment and software, and allocated overhead.
Cost of professional services and other revenues consists primarily of employee-related expenses associated with providing professional and business consulting services. The cost of providing professional services is significantly higher as a percentage of the related revenues than the cost of subscription due to the direct labor costs and costs of third-party subcontractors.
Operating Expenses
Research and Development. Research and development expenses consist primarily of employee-related expenses, hosted infrastructure costs, and allocated overhead. We continue to focus our research and development efforts on our platforms, including adding new features and applications and increasing the functionality and enhancing the ease of use of our cloud-based applications.
Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing program costs, travel-related expenses, amortization expense associated with purchased intangibles primarily related to our customer relationships, and allocated overhead. Marketing program costs include advertising, customer events, corporate communications, brand awareness, and product marketing activities. Sales commissions are costs of obtaining new customer contracts and are capitalized and then amortized over a period of benefit that we have determined to be three years.
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
Provision for Income Taxes
Provision for income taxes consists of federal, state, and local income taxes in the United States and income taxes in certain foreign jurisdictions. See note 7 of the notes to our consolidated financial statements.
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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Fiscal year ended January 31,
	2026	2025

	(in thousands)
Consolidated Statements of Comprehensive Income Data:
Revenues:
Subscription	$2,684,194	$2,284,659
Professional services and other	511,117	461,960
Total revenues	3,195,311	2,746,619
Cost of revenues (1):
Cost of subscription	362,888	323,070
Cost of professional services and other	419,131	376,566
Total cost of revenues	782,019	699,636
Gross profit	2,413,292	2,046,983
Operating expenses (1):
Research and development	767,386	693,078
Sales and marketing	428,798	396,726
General and administrative	300,739	265,744
Total operating expenses	1,496,923	1,355,548
Operating income	916,369	691,435
Other income, net	278,139	227,946
Income before income taxes	1,194,508	919,381
Income tax provision	285,602	205,243
Net income	$908,906	$714,138

(1) Includes stock-based compensation as follows:
Cost of subscription	$7,342	$6,591
Cost of professional services and other	57,376	51,377
Research and development	204,893	185,901
Sales and marketing	97,355	90,178
General and administrative	105,737	103,303
Total stock-based compensation	$472,703	$437,350

Fiscal Year Ended January 31, 2026 and 2025
The following is a discussion of our results of operations for the year ended January 31, 2026 compared to the year ended January 31, 2025. For a discussion of our results of operations for the year ended January 31, 2025 compared to the year ended January 31, 2024, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2025, which is hereby incorporated by reference.

Veeva Systems Inc. | Form 10-K	44

Revenues

	Fiscal year ended January 31,
	2026	2025	% Change

	(dollars in thousands)
Revenues:
Subscription	$2,684,194	$2,284,659	17%
Professional services and other	511,117	461,960	11%
Total revenues	$3,195,311	$2,746,619	16%
Percentage of revenues:
Subscription	84%	83%
Professional services and other	16	17
Total revenues	100%	100%

Total revenues for the fiscal year ended January 31, 2026 increased $449 million, of which $400 million was from growth in subscription revenue.
The increase in subscription revenues consisted of $247 million attributable to R&D and Quality Solutions and $153 million attributable to Commercial Solutions. The increase in subscription revenue attributable to R&D and Quality Solutions was primarily driven by the expanding use by existing customers of our Veeva Development Cloud and Veeva Quality Cloud products and, to a lesser extent, due to higher prices in connection with our annual inflation adjustment for Veeva Development Cloud products. The increase in subscription revenue attributable to Commercial Solutions was primarily driven by the expanding use by existing customers of our Veeva Commercial Cloud and Veeva Data Cloud products and, to a lesser extent, due to higher prices in connection with our annual inflation adjustment for Veeva Commercial Cloud products. The geographic mix of subscription revenues was 60% from North America, 28% from Europe, and 12% from other locations, primarily Asia Pacific, for the fiscal year ended January 31, 2026, as compared to 59% from North America, 28% from Europe, and 13% from other locations, primarily Asia Pacific, for the fiscal year ended January 31, 2025.
Professional services and other revenues for the fiscal year ended January 31, 2026 increased $49 million. The increase was primarily due to an increase in business consulting and implementation services. The geographic mix of professional services and other revenues was 58% from North America, 36% from Europe, and 6% from other locations, primarily Asia Pacific, for the fiscal year ended January 31, 2026, as compared to 60% from North America, 33% from Europe, and 7% from other locations, primarily Asia Pacific, for the fiscal year ended January 31, 2025.
Cost of Revenue and Gross Margin

	Fiscal year ended January 31,
	2026	2025	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription	$362,888	$323,070	12%
Cost of professional services and other	419,131	376,566	11%
Total cost of revenues	$782,019	$699,636	12%
Gross margin percentage:
Subscription	87%	86%
Professional services and other	18%	19%
Total gross margin percentage	76%	75%
Gross profit	$2,413,292	$2,046,983	18%

Cost of revenues for the fiscal year ended January 31, 2026 increased $82 million, comprised of a $42 million increase in cost of professional services and other and a $40 million increase in cost of subscription. The $42 million increase in cost of professional services and other was primarily related to employee compensation-related costs, which was driven by increases in salaries and benefits, as well as headcount. The increase in cost of subscription was primarily due to an increase of $36 million related to computing infrastructure and data costs. The increase in

Veeva Systems Inc. | Form 10-K	45

computing infrastructure costs was driven by an increase in both the number of end users and the volume of activity by end users of our subscription services. The increase in data costs is related to our continued investment in our data solutions.
We expect cost of subscription to increase in absolute dollars in the future due to increased usage of our subscription services and continued investment in our data solutions. We expect cost of professional services and other to increase in absolute dollars in the future as we continue to invest in our services organization.
Operating Expenses and Operating Margin
Operating expenses include research and development, sales and marketing, and general and administrative expenses. We expect operating expenses to increase in the future, primarily due to employee compensation-related costs.
Research and Development

	Fiscal year ended January 31,
	2026	2025	% Change

	(dollars in thousands)
Research and development	$767,386	$693,078	11%
Percentage of total revenues	24%	25%

Research and development expenses for the fiscal year ended January 31, 2026 increased $74 million, primarily due to an increase of $64 million in employee compensation-related costs, which was driven by increases in salaries and benefits, as well as headcount. The expansion of our headcount in research and development was to support development work for the products that we offer or may offer in the future.
We expect research and development expenses to increase in the future, primarily due to employee compensation-related costs and hosting fees as we continue to invest in our product offerings.
Sales and Marketing

	Fiscal year ended January 31,
	2026	2025	% Change

	(dollars in thousands)
Sales and marketing	$428,798	$396,726	8%
Percentage of total revenues	13%	14%

Sales and marketing expenses for the fiscal year ended January 31, 2026 increased $32 million, primarily due to an increase of $29 million in employee compensation-related costs, which was driven by increases in salaries and benefits, as well as headcount. The expansion of our headcount was to support our sales and marketing efforts associated with our product offerings.
We expect sales and marketing expenses to increase in the future, primarily due to employee compensation-related costs and the increase in marketing program costs related to events.
General and Administrative

	Fiscal year ended January 31,
	2026	2025	% Change

	(dollars in thousands)
General and administrative	$300,739	$265,744	13%
Percentage of total revenues	9%	10%

Veeva Systems Inc. | Form 10-K	46

General and administrative expenses for the fiscal year ended January 31, 2026 increased $35 million, primarily due to a net increase of $26 million in litigation settlement-related charges.
We expect general and administrative expenses to decrease in the next fiscal year, due to the litigation settlement-related charges discussed above.
Other Income, Net

	Fiscal year ended January 31,
	2026	2025	% Change

	(dollars in thousands)
Other income, net	$278,139	$227,946	22%

Other income, net, for the fiscal year ended January 31, 2026 increased $50 million, primarily due to an increase in interest income from higher investment asset and cash balances.
Provision for Income Taxes

	Fiscal year ended January 31,
	2026	2025	% Change

	(dollars in thousands)
Income before income taxes	$1,194,508	$919,381	30%
Income tax provision	$285,602	$205,243	39%
Effective tax rate	23.9%	22.3%

The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to state taxes, equity compensation, tax credits, and foreign-derived intangible income (“FDII”) deduction. Future tax rates could be affected by changes in tax laws and regulations or by rulings in tax related litigation, as may be applicable.
During the fiscal year ended January 31, 2026, as compared to the prior fiscal year, our effective tax rate increased primarily due to the indirect effects of the One Big Beautiful Bill Act (“OBBBA”), offset by increased excess tax benefits related to equity compensation. In addition, the OBBBA restored the immediate expensing of certain domestic R&D expenditures and included an election to accelerate the unamortized capitalized R&D over a two-year period, which decreased our taxable income resulting in a decrease in our FDII benefit.
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
•Excess tax benefits. Excess tax benefits from employee stock plans are dependent on previously agreed-upon equity grants to our employees, vesting of those grants, stock price, and exercise behavior of our employees, which can fluctuate from quarter to quarter. Because these fluctuations are not directly related to our business operations, we find it useful to exclude excess tax benefits when assessing the level of cash provided by operating activities. Given the nature of the excess tax benefits, we believe excluding it allows investors to make meaningful comparisons between our operating cash flows from quarter to quarter and those of other companies.

Veeva Systems Inc. | Form 10-K	47

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

Veeva Systems Inc. | Form 10-K	48

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Fiscal year ended January 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities on a GAAP basis	$1,415,225	$1,090,051
Excess tax benefits from employee stock plans	(25,273)	(8,932)
Net cash provided by operating activities on a non-GAAP basis	$1,389,952	$1,081,119
Net cash used in investing activities on a GAAP basis	$(1,104,362)	$(700,138)
Net cash (used in) provided by financing activities on a GAAP basis	$(9,333)	$26,115

Operating income on a GAAP basis	$916,369	$691,435
Stock-based compensation expense	472,703	437,350
Amortization of purchased intangibles	14,146	18,558
Litigation settlement-related charges	30,627	5,000
Operating income on a non-GAAP basis	$1,433,845	$1,152,343
Net income on a GAAP basis	$908,906	$714,138
Stock-based compensation expense	472,703	437,350
Amortization of purchased intangibles	14,146	18,558
Litigation settlement-related charges	30,627	5,000
Income tax effect on non-GAAP adjustments (1)	(73,915)	(84,618)
Net income on a non-GAAP basis	$1,352,468	$1,090,428
Diluted net income per share on a GAAP basis	$5.44	$4.32
Stock-based compensation expense	2.83	2.65
Amortization of purchased intangibles	0.08	0.11
Litigation settlement-related charges	0.18	0.03
Income tax effect on non-GAAP adjustments (1)	(0.43)	(0.51)
Diluted net income per share on a non-GAAP basis	$8.10	$6.60
(1) For the fiscal years ended January 31, 2026 and 2025, we used an estimated annual effective non-GAAP tax rate of 21%.

Liquidity and Capital Resources

	Fiscal year ended January 31,
	2026	2025	2024

	(in thousands)
Net cash provided by operating activities	$1,415,225	$1,090,051	$911,339
Net cash used in investing activities	(1,104,362)	(700,138)	(1,076,351)
Net cash (used in) provided by financing activities	(9,333)	26,115	(16,188)
Effect of exchange rate changes on cash and cash equivalents	919	(1,735)	(1,780)
Net change in cash and cash equivalents	$302,449	$414,293	$(182,980)

Our principal sources of liquidity continue to be comprised of our existing cash, cash equivalents, and short-term investments. As of January 31, 2026, our cash, cash equivalents, and short-term investments totaled $6.6 billion, of which $86 million represented cash and cash equivalents held outside of the United States.
Our primary use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, investments in our information technology infrastructure, and general operating expenses for marketing, facilities, and overhead costs. Long-term cash requirements for items other than normal operating expenses could include the following: the acquisition of businesses, or technologies complementary to our business, share repurchases, and capital expenditures.
Our non-U.S. cash and cash equivalents are not considered indefinitely reinvested outside the United States, except in certain designated jurisdictions. As of January 31, 2026, we have not recorded any taxes, such as withholding taxes, associated with the foreign earnings that are indefinitely reinvested outside of the United States. Under currently enacted tax laws, if we were to choose to repatriate the funds we have designated as indefinitely

Veeva Systems Inc. | Form 10-K	49

reinvested outside the United States, such amounts may be subject to certain jurisdictional taxes (e.g., withholding taxes).
We have financed our operations primarily through cash generated from operations. We believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the ongoing investments in technology infrastructure, the introduction of new and enhanced solutions, and the continuing market acceptance of our solutions. In addition to share repurchase activity, we may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing for those arrangements or for other reasons.
Share Repurchase Program
In January 2026, our board of directors authorized a share repurchase program of up to $2 billion of our outstanding shares of common stock. Under the program, we may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The timing and total amount of any share repurchases depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program has a term of two years, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of common stock. Any repurchased shares of common stock will be retired. The repurchase program will be funded using our working capital.
During the fiscal year ended January 31, 2026, we repurchased and subsequently retired 801,735 shares of our common stock for an aggregate amount of approximately $180 million.
Fiscal Year Ended January 31, 2026 and 2025
The following is a discussion of our cash flows for the year ended January 31, 2026 compared to the year ended January 31, 2025. For a discussion of our cash flows for the year ended January 31, 2025 compared to the year ended January 31, 2024, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2025, which is hereby incorporated by reference.
Cash Flows from Operating Activities
Our largest source of operating cash inflows is cash collections from our customers for subscription services. We also generate significant cash flows from our professional services arrangements. The first quarter of our fiscal year is seasonally the strongest quarter for cash inflows due to the collections from our annual subscription billings. As a result, we expect cash flows from operating activities to be substantially less in each of the subsequent quarters of the fiscal year. Our primary uses of cash from operating activities are for employee-related expenditures, expenses related to our computing infrastructure (including Amazon Web Services and Salesforce), building infrastructure costs (including leases for office space), and fees for third-party legal counsel and accounting services.
Net cash provided by operating activities was $1,415 million for the fiscal year ended January 31, 2026 compared to $1,090 million provided by operating activities for the fiscal year ended January 31, 2025. The increase in cash provided by operating activities was primarily due to increased sales and the related cash collections and the impact of the OBBBA, partially offset by increased expenses.
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

Veeva Systems Inc. | Form 10-K	50

Cash Flows from Investing Activities
Investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities, as well as capital expenditures.
Net cash used in investing activities was $1,104 million for the fiscal year ended January 31, 2026 compared to $700 million used in investing activities for the fiscal year ended January 31, 2025. The increase in cash used in investing activities was primarily due to the increase in purchases of short-term investments.
Cash Flows from Financing Activities
The cash flows from financing activities relate primarily to share repurchases and taxes paid on behalf of employees related to the net share settlement of restricted stock units (“RSUs”), offset by stock option exercises.
Net cash used in financing activities was $9 million for the fiscal year ended January 31, 2026 compared to $26 million provided by financing activities for the fiscal year ended January 31, 2025. The change in cash used in financing activities was primarily due to share repurchases, offset by an increase in proceeds from employee stock option exercises.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, Great British Pound Sterling, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. For the fiscal year ended January 31, 2026, about 83% of our revenues and about 80% of our expenses were denominated in USD.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded and such fluctuations can impact our net income. We engage in the hedging of our foreign currency transactions as described in note 6 of the notes to our consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. Realized and unrealized foreign currency gains and losses were immaterial for both the fiscal years ended January 31, 2026 and 2025.
Interest rate sensitivity
We had cash, cash equivalents, and short-term investments totaling $6.6 billion as of January 31, 2026. This amount was held primarily in demand deposit accounts, money market funds, corporate notes and bonds, U.S. treasury securities, and asset-backed securities. The cash and cash equivalents are held for working capital purposes and other operational activities. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $88 million market value reduction in our investment portfolio as of January 31, 2026. An immediate decrease of 100-basis points in interest rates would have increased the market value by $90 million as of January 31, 2026. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Veeva Systems Inc. | Form 10-K	52

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
VEEVA SYSTEMS INC.

Veeva Systems Inc. | Form 10-K	53

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Veeva Systems Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Veeva Systems Inc. and subsidiaries (the Company) as of January 31, 2026 and 2025, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

Veeva Systems Inc. | Form 10-K	54

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
Evaluation of the sufficiency of audit evidence over revenue
As discussed in Note 1 to the consolidated financial statements, the Company recorded $3,195 million of total revenues for the year ended January 31, 2026, of which $2,684 million was subscription services related, and $511 million was professional services related. Each of these categories of revenue has multiple service offerings, and the Company’s process for revenue recognition differs between them.

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
/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
San Francisco, CA
March 20, 2026

Veeva Systems Inc. | Form 10-K	55

VEEVA SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)

	January 31, 2026	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,421,233	$1,118,785
Short-term investments	5,139,581	4,031,442
Accounts receivable, net of allowance for credit losses of $256 and $57, respectively	1,259,737	1,016,356
Unbilled accounts receivable	50,609	40,761
Prepaid expenses and other current assets	126,470	101,458
Total current assets	7,997,630	6,308,802
Property and equipment, net	70,261	55,912
Deferred costs, net	29,961	26,383
Lease right-of-use assets	75,626	63,863
Goodwill	439,877	439,877
Intangible assets, net	30,314	44,460
Deferred income taxes	273,417	343,919
Other long-term assets	62,257	56,540
Total assets	$8,979,343	$7,339,756
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$37,644	$30,447
Accrued compensation and benefits	45,857	39,429
Accrued expenses and other current liabilities	45,885	35,557
Income tax payable	6,698	9,024
Deferred revenue	1,488,819	1,273,978
Lease liabilities	12,153	9,969
Total current liabilities	1,637,056	1,398,404
Deferred income taxes	558	587
Long-term lease liabilities	83,706	65,806
Other long-term liabilities	43,271	42,586
Total liabilities	1,764,591	1,507,383
Commitments and contingencies (note 13)
Stockholders’ equity:
Common stock, $0.00001 par value; 800,000,000 shares authorized at January 31, 2026 and January 31, 2025. 163,778,271 and 162,583,789 issued and outstanding at January 31, 2026 and January 31, 2025, respectively	2	2
Additional paid-in capital	2,843,089	2,386,192
Accumulated other comprehensive income (loss)	8,160	(8,416)
Retained earnings	4,363,501	3,454,595
Total stockholders’ equity	7,214,752	5,832,373
Total liabilities and stockholders’ equity	$8,979,343	$7,339,756

See Notes to Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-K	56

VEEVA SYSTEMS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Fiscal year ended January 31,
	2026	2025	2024

Revenues:
Subscription	$2,684,194	$2,284,659	$1,901,593
Professional services and other	511,117	461,960	462,080
Total revenues	3,195,311	2,746,619	2,363,673
Cost of revenues (1):
Cost of subscription	362,888	323,070	290,577
Cost of professional services and other	419,131	376,566	386,714
Total cost of revenues	782,019	699,636	677,291
Gross profit	2,413,292	2,046,983	1,686,382
Operating expenses (1):
Research and development	767,386	693,078	629,031
Sales and marketing	428,798	396,726	381,472
General and administrative	300,739	265,744	246,545
Total operating expenses	1,496,923	1,355,548	1,257,048
Operating income	916,369	691,435	429,334
Other income, net	278,139	227,946	158,689
Income before income taxes	1,194,508	919,381	588,023
Income tax provision	285,602	205,243	62,318
Net income	$908,906	$714,138	$525,705
Net income per share:
Basic	$5.55	$4.41	$3.27
Diluted	$5.44	$4.32	$3.22
Weighted-average shares used to compute net income per share:
Basic	163,667	161,879	160,532
Diluted	166,995	165,232	163,486
Other comprehensive income:
Net change in unrealized gain on available-for-sale investments	$17,362	$4,094	$22,038
Net change in cumulative foreign currency translation loss	(786)	(1,873)	(1,546)
Comprehensive income	$925,482	$716,359	$546,197

(1) Includes stock-based compensation as follows:
Cost of subscription	$7,342	$6,591	$6,483
Cost of professional services and other	57,376	51,377	53,237
Research and development	204,893	185,901	172,876
Sales and marketing	97,355	90,178	90,865
General and administrative	105,737	103,303	70,272
Total stock-based compensation	$472,703	$437,350	$393,733

See Notes to Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-K	57

VEEVA SYSTEMS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
	Shares	Amount

Balance at January 31, 2023	158,244,607	$2	$1,532,627	$2,214,752	$(31,129)	$3,716,252
Issuance of common stock upon exercise of stock options	2,277,533	—	62,687	—	—	62,687
Issuance of common stock upon vesting of restricted stock units	1,150,059	—	—	—	—	—
Shares withheld related to net share settlement	(412,027)	—	(79,825)	—	—	(79,825)
Stock-based compensation expense	—	—	399,513	—	—	399,513
Other comprehensive income	—	—	—	—	20,492	20,492
Net income	—	—	—	525,705	—	525,705
Balance at January 31, 2024	161,260,172	$2	$1,915,002	$2,740,457	$(10,637)	$4,644,824
Issuance of common stock upon exercise of stock options	673,079	—	105,538	—	—	105,538
Issuance of common stock upon vesting of restricted stock units	1,030,545	—	—	—	—	—
Shares withheld related to net share settlement	(380,007)	—	(79,116)	—	—	(79,116)
Stock-based compensation expense	—	—	444,768	—	—	444,768
Other comprehensive income	—	—	—	—	2,221	2,221
Net income	—	—	—	714,138	—	714,138
Balance at January 31, 2025	162,583,789	$2	$2,386,192	$3,454,595	$(8,416)	$5,832,373
Issuance of common stock upon exercise of stock options	1,374,104	—	253,863	—	—	253,863
Issuance of common stock upon vesting of restricted stock units	988,578	—	—	—	—	—
Shares withheld related to net share settlement	(366,465)	—	(93,562)	—	—	(93,562)
Repurchase and retirement of common stock	(801,735)	—	(179,942)	—	—	(179,942)
Stock-based compensation expense	—	—	476,538	—	—	476,538
Other comprehensive income	—	—	—	—	16,576	16,576
Net income	—	—	—	908,906	—	908,906
Balance at January 31, 2026	163,778,271	$2	$2,843,089	$4,363,501	$8,160	$7,214,752

See Notes to Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-K	58

VEEVA SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal year ended January 31,
	2026	2025	2024

Cash flows from operating activities
Net income	$908,906	$714,138	$525,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,972	39,383	32,628
Reduction of lease right-of-use assets	12,499	11,547	11,691
Accretion of discount on short-term investments	(9,693)	(24,443)	(26,515)
Stock-based compensation	472,703	437,350	393,733
Amortization of deferred costs	16,423	15,528	18,177
Deferred income taxes	65,094	(112,273)	(105,374)
Other, net	3,259	1,201	471
Changes in operating assets and liabilities:
Accounts receivable	(244,704)	(164,572)	(149,810)
Unbilled accounts receivable	(9,848)	(4,396)	45,809
Deferred costs	(20,001)	(17,995)	(10,268)
Prepaid expenses and other current and long-term assets	(33,825)	(17,453)	414
Accounts payable	6,080	(1,961)	(10,230)
Accrued expenses and other current liabilities	2,982	(1,414)	(4,249)
Income tax payable	(2,326)	(2,838)	6,916
Deferred revenue	213,056	227,838	188,164
Lease liabilities	(5,822)	(9,835)	(6,879)
Other long-term liabilities	2,470	246	956
Net cash provided by operating activities	1,415,225	1,090,051	911,339
Cash flows from investing activities
Purchases of short-term investments	(3,133,080)	(2,581,968)	(2,697,968)
Maturities and sales of short-term investments	2,057,849	1,902,349	1,647,813
Long-term assets	(29,131)	(20,519)	(26,196)
Net cash used in investing activities	(1,104,362)	(700,138)	(1,076,351)
Cash flows from financing activities
Proceeds from exercise of common stock options	253,863	105,538	62,687
Repurchases of common stock	(169,949)	—	—
Taxes paid related to net share settlement of equity awards	(93,247)	(79,423)	(78,875)
Net cash (used in) provided by financing activities	(9,333)	26,115	(16,188)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	919	(1,735)	(1,780)
Net change in cash, cash equivalents, and restricted cash	302,449	414,293	(182,980)
Cash, cash equivalents, and restricted cash at beginning of period	1,120,963	706,670	889,650
Cash, cash equivalents, and restricted cash at end of period	$1,423,412	$1,120,963	$706,670

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$1,421,233	$1,118,785	$703,487
Restricted cash included in other long-term assets	2,179	2,178	3,183
Total cash, cash equivalents, and restricted cash at end of period	$1,423,412	$1,120,963	$706,670

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$229,965	$322,048	$134,473
Excess tax benefits from employee stock plans	$25,273	$8,932	$71,049

See Notes to Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-K	59

VEEVA SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Business and Significant Accounting Policies
Description of Business
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. Our offerings span cloud software, data, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (“R&D”) through commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. Our Commercial Solutions help life sciences companies achieve better, more intelligent engagement with healthcare professionals and healthcare organizations across multiple communication channels, and plan and execute more effective media and marketing campaigns. Our R&D and Quality Solutions for the clinical, regulatory, quality, and safety functions help life sciences companies streamline their end-to-end product development and quality and manufacturing processes to increase operational efficiency and maintain regulatory compliance throughout the product life cycle. Our solutions for clinical research sites enable regulatory documents and trial information to be managed in a modern cloud solution that is intended to accelerate the clinical research process for the life sciences industry overall. Our fiscal year end is January 31.
Principles of Consolidation and Basis of Presentation
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial reporting and include the accounts of our wholly-owned subsidiaries after elimination of intercompany accounts and transactions.
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
Revenue Recognition
We derive our revenues primarily from subscription services and professional services. Subscription revenues consist of fees from customers accessing our cloud-based software solutions and fees for our data solutions. Professional services and other revenues consist primarily of fees from implementation services, configuration, and managed services in connection with our solutions, as well as services related to our speakers bureau logistics and Veeva Business Consulting offerings. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;

Veeva Systems Inc. | Form 10-K	60

•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy a performance obligation.
Subscription Revenues
Subscription revenues are recognized ratably over the respective noncancellable subscription term because of the continuous transfer of control to the customer. Our subscription arrangements are considered service contracts, and the customer does not have the right to take possession of the software.
Professional Services and Other Revenues
The majority of our professional services arrangements are billed on a time and materials basis and revenues are recognized over time based on time incurred and contractually agreed upon rates. Certain professional services revenues are billed on a fixed fee basis and revenues are typically recognized over time as the services are delivered based on time incurred. Business consulting services revenues are generally recognized as the services are performed.
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
We do not require collateral from our customers and generally require payment within 30 days to 60 days of billing.
The following customer exceeded 10% of total accounts receivable as of the dates shown:

	January 31,
	2026	2025
Customer 1	N/A	10.1%

No single customer represented over 10% of our total revenues for any of the years presented.
Cash Equivalents

Veeva Systems Inc. | Form 10-K	61

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Short-term Investments
Our short-term investments are classified as available-for-sale and recorded at estimated fair value. When the fair value of a security is below its amortized cost, the amortized cost will be reduced to its fair value and the resulting loss will be recorded in other income, net in the consolidated statements of comprehensive income, if it is more likely than not that we are required to sell the security before recovery of its amortized cost basis, or we have the intention to sell the security. If neither of these criteria are met, we further assess whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, credit ratings, and any adverse conditions specifically related to the security, among other factors.

Credit related losses are recorded as an allowance on the consolidated balance sheets with a corresponding charge in other income, net in the consolidated statements of comprehensive income.
Non-credit related unrealized losses and unrealized gains are included in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains and losses determined based on the specific identification method are reported in other income, net, in the consolidated statements of comprehensive income. Interest, amortization of premiums, and accretion of discount on all short-term investments are also included as a component of other income, net, in the consolidated statements of comprehensive income.
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

Veeva Systems Inc. | Form 10-K	62

Leases with a term of one year or less are not recognized on our consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.
Internal-Use Software
We capitalize certain costs incurred for the development of computer software for internal use. We capitalize these costs during the development of the software project, when it is determined that it is probable that the project will be completed and the software will be used as intended. Costs related to preliminary project activities, post-implementation activities, training, and maintenance are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life of three years, and the amortization expense is recorded as a component of cost of subscription. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Internal-use software is included in other long-term assets on the consolidated balance sheets.
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
We have one reporting unit and completed our annual impairment test in our fourth quarter of the fiscal year ended January 31, 2026. There were no goodwill impairment charges during any of the periods presented.
Intangible assets associated with purchased intangibles, consisting of existing technology, customer relationships, trade names and trademarks, and data supplier and partner relationships are stated at cost less accumulated amortization and are amortized on a straight-line basis over their estimated remaining economic lives. Amortization expense related to existing technology and data supplier and partner relationships is included in cost of subscription. Amortization expense related to customer relationships and trade names and trademarks is included in sales and marketing expense.
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

Veeva Systems Inc. | Form 10-K	63

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
Stock-based Compensation
We recognize compensation expense for all stock-based awards, including stock options and restricted stock units (“RSUs”), based on the estimate of fair value of the award at the grant date. The fair value of each option award is estimated on the grant date using either a Black-Scholes option-pricing model or a Monte Carlo simulation, to the extent market conditions exist. These models require that at the date of grant we determine the fair value of the underlying common stock, the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield of our common stock. The fair value of each RSU award is measured based on the closing stock price of our common stock on the date of grant. We account for forfeitures as they occur. Compensation expense for awards with service conditions is recognized on a straight-line basis and for awards with market conditions is recognized on a graded vesting attribution method over the requisite service periods.
Cost of Revenues
Cost of subscription revenues consists of expenses related to our computing infrastructure provided by third parties, including Amazon Web Services and Salesforce, Inc., personnel-related costs associated with hosting our subscription services and providing support, including our data stewards, data acquisition costs, and costs of delivering our data solutions, allocated overhead, amortization expense associated with capitalized internal-use software, and amortization expense associated with purchased intangibles related to our subscription services. Cost of subscription revenues for Veeva CRM and certain of our multichannel customer relationship management applications include fees paid to Salesforce. for our use of the Salesforce platform and the associated hosting infrastructure and data center operations that are provided by Salesforce.
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

Veeva Systems Inc. | Form 10-K	64

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
Recently Adopted Accounting Pronouncements
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction, among other amendments. We adopted the new standard during the year ended January 31, 2026 on a prospective basis. See note 7 for more information.
New Accounting Pronouncements Issued and Not Yet Adopted
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the recognition and capitalization framework for internal-use software development costs in order to reflect current software development practices. The amendments also require Subtopic 360-10 disclosures for all capitalized internal-use software costs. This new standard is effective for our fiscal year beginning on February 1, 2028 and interim periods within that fiscal year and may be applied prospectively, retrospectively, or using a modified transition approach. The Company will early adopt ASU 2025-06 in the fiscal quarter ended April 30, 2026 on a prospective basis. We do not expect the adoption of ASU 2025-06 to have a material impact on our consolidated financial statements.
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

Veeva Systems Inc. | Form 10-K	65

February 1, 2027 and interim periods beginning on February 1, 2028 on a prospective basis. Retrospective application is permitted. We are currently evaluating this ASU to determine its impact on our disclosures.
Note 2. Short-Term Investments
As of January 31, 2026, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposit	$27,710	$—	$(20)	$27,690
Asset-backed securities	260,136	1,912	(131)	261,917
Commercial paper	75,367	8	—	75,375
Corporate notes and bonds	3,133,825	21,684	(950)	3,154,559
Foreign government bonds	232,271	1,206	(76)	233,401
Municipal securities	37,231	222	—	37,453
U.S. agency obligations	11,699	21	—	11,720
U.S. treasury securities	1,332,382	5,443	(359)	1,337,466
Total available-for-sale securities	$5,110,621	$30,496	$(1,536)	$5,139,581

As of January 31, 2025, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposit	$64,045	$69	$(21)	$64,093
Asset-backed securities	526,986	3,257	(232)	530,011
Commercial paper	74,468	108	(1)	74,575
Corporate notes and bonds	2,202,150	10,588	(5,782)	2,206,956
Foreign government bonds	176,684	442	(1,023)	176,103
Municipal securities	67,780	173	(122)	67,831
U.S. agency obligations	24,616	94	(1)	24,709
U.S. treasury securities	888,968	1,440	(3,244)	887,164
Total available-for-sale securities	$4,025,697	$16,171	$(10,426)	$4,031,442

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	January 31,
	2026	2025
Due in one year or less	$1,025,871	$1,066,558
Due in greater than one year	4,113,710	2,964,884
Total	$5,139,581	$4,031,442

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. It is more likely than not we will hold such securities until maturity or a recovery of the cost basis.

Veeva Systems Inc. | Form 10-K	66

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of January 31, 2026 (in thousands):

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Certificates of deposit	$27,690	$(20)	$—	$—
Asset-backed securities	4,091	(80)	1,090	(51)
Commercial paper	9,960	(1)	—	—
Corporate notes and bonds	425,464	(950)	—	—
Foreign government bonds	69,877	(68)	8,049	(8)
Municipal securities	580	—	—	—
U.S. treasury securities	140,204	(358)	—	—
Total	$677,866	$(1,477)	$9,139	$(59)

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

Note 3. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $30 million and $26 million as of January 31, 2026 and January 31, 2025, respectively. Amortization expense for deferred costs included in sales and marketing expenses in the consolidated statements of comprehensive income was $16 million, $16 million, and $18 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 4. Property and Equipment, Net
Property and equipment, net consists of the following as of the dates shown (in thousands):

	January 31,
	2026	2025
Land	$3,040	$3,040
Building	20,984	20,984
Land improvements and building improvements	22,392	22,392
Equipment and computers	2,293	1,483
Furniture and fixtures	8,060	6,288
Leasehold improvements	45,153	30,186
Construction in progress	2,059	2,992
Property and equipment, gross	103,981	87,365
Less accumulated depreciation	(33,720)	(31,453)
Total property and equipment, net	$70,261	$55,912

Veeva Systems Inc. | Form 10-K	67

Total depreciation expense was immaterial for the fiscal years ended January 31, 2026, 2025, and 2024.
Note 5. Goodwill and Intangible Assets
Goodwill was $440 million as of both January 31, 2026 and January 31, 2025.
The following table presents the details of intangible assets as of January 31, 2026 (in thousands):

	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$113,157	$(83,606)	$29,551
Existing technology	28,580	(28,170)	410
Other intangibles	21,405	(21,052)	353
Total intangible assets	$163,142	$(132,828)	$30,314

The following table presents the details of intangible assets as of January 31, 2025 (in thousands):

	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$113,157	$(73,223)	$39,934
Existing technology	28,580	(24,878)	3,702
Other intangibles	21,405	(20,581)	824
Total intangible assets	$163,142	$(118,682)	$44,460

Amortization expense associated with intangible assets was $14 million, $19 million, and $19 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.
As of January 31, 2026, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Year	Estimated amortization expense
2027	$8,922
2028	7,778
2029	7,782
2030	5,832
Total	$30,314

Note 6. Fair Value Measurements
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

68	Veeva Systems Inc. | Form 10-K

Financial assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires management to make judgments and considers factors specific to the asset or liability.
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2026 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$286,504	$—	$286,504
U.S. Treasury securities	—	2,611	2,611
Short-term investments:
Certificates of deposit	—	27,690	27,690
Asset-backed securities	—	261,917	261,917
Commercial paper	—	75,375	75,375
Corporate notes and bonds	—	3,154,559	3,154,559
Foreign government bonds	—	233,401	233,401
Municipal securities	—	37,453	37,453
U.S. agency obligations	—	11,720	11,720
U.S. Treasury securities	—	1,337,466	1,337,466
Foreign currency derivative contracts	—	822	822
Total financial assets	$286,504	$5,143,014	$5,429,518
Liabilities
Foreign currency derivative contracts	$—	$(3,187)	$(3,187)
Total financial liabilities	$—	$(3,187)	$(3,187)

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

Veeva Systems Inc. | Form 10-K	69

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
For the fiscal year ended January 31, 2026, net realized and unrealized foreign currency losses on hedging were $9 million. The net realized and unrealized foreign currency gains on hedging were not material for the fiscal years ended January 31, 2025 and 2024.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	January 31,
	2026	2025
Notional amount of foreign currency derivative contracts	$354,696	$130,122
Fair value of foreign currency derivative contracts	$356,320	$130,552

Note 7. Income Taxes
The components of income before income taxes by U.S. and foreign jurisdictions were as follows for the periods shown (in thousands):

	Fiscal year ended January 31,
	2026	2025	2024
United States	$1,140,527	$890,066	$546,837
Foreign	53,981	29,315	41,186
Total	$1,194,508	$919,381	$588,023

The majority of our revenues from international sales are invoiced from and collected by our U.S. entity and recognized as a component of income before taxes in the United States as opposed to a foreign jurisdiction.
Provision for income taxes consisted of the following for the periods shown (in thousands):

	Fiscal year ended January 31,
	2026	2025	2024
Current provision:
Federal	$160,443	$243,660	$126,174
State	44,196	62,953	29,361
Foreign	15,869	10,903	12,157
Total current provision	220,508	317,516	$167,692
Deferred provision (benefit)
Federal	60,512	(90,035)	(87,651)
State	8,129	(18,569)	(15,739)
Foreign	(3,547)	(3,669)	(1,984)
Total deferred provision (benefit)	65,094	(112,273)	$(105,374)
Income tax provision	$285,602	$205,243	$62,318

70	Veeva Systems Inc. | Form 10-K

Provision for income taxes differed from the amount computed by applying the federal statutory income tax rate of 21% for the fiscal year ended January 31, 2026 to income before income taxes as a result of the following, prepared in accordance with ASU 2023-09 (in thousands, except percentages):

	Fiscal year ended January 31,
	2026
Federal tax statutory tax rate	$250,845	21.0%
State and local income taxes, net of federal income tax effect (1)	41,337	3.5%
Foreign tax effects	1,505	0.1%
Effect of cross-border tax laws
Foreign derived intangible income deduction ("FDII")	(13,105)	(1.1)%
Other	810	0.1%
Tax credits
R&D credits	(22,745)	(1.9)%
Other credits	(639)	(0.1)%
Valuation allowance	(655)	(0.1)%
Nontaxable or nondeductible items
Nondeductible stock-based compensation	32,137	2.7%
Excess tax benefits on stock-based compensation	(16,604)	(1.4)%
162(m) limited executive compensation	14,510	1.2%
Other	306	—%
Changes in unrecognized tax benefits	(1,657)	(0.1)%
Other adjustments	(443)	—%
Income tax provision	$285,602	23.9%

(1) In the fiscal year ended January 31, 2026, state and local income taxes in New Jersey, Pennsylvania, and Massachusetts comprise the majority of the domestic state and local income taxes, net of federal effect category.

The following table presents the required disclosures prior to our adoption of ASU 2023-09. Provision for income taxes differed from the amount computed by applying the federal statutory income tax rate of 21% for each of the fiscal years ended January 31, 2025 and 2024 to income before income taxes as a result of the following (in thousands):

	Fiscal year ended January 31,
	2025	2024
Expected provision at statutory tax rate	$193,070	$123,485
State taxes, net of federal benefit	42,650	12,056
Tax credits	(35,416)	(36,333)
Stock-based compensation	35,618	(32,054)
Valuation allowance	3,726	13,572
Foreign derived intangible income deduction (“FDII”)	(30,535)	(15,489)
Release of income tax reserves	(2,531)	(9,201)
Other	(1,339)	6,282
Income tax provision	$205,243	$62,318

Veeva Systems Inc. | Form 10-K	71

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities related to the following (in thousands):

	January 31,
	2026	2025
Deferred tax assets:
Capitalized expenditures	$246,020	$326,533
Stock-based compensation	82,657	68,466
Tax credit carryforward	67,067	64,536
Lease liabilities	25,216	19,737
Other	14,170	14,781
Gross deferred tax assets	435,130	494,053
Valuation allowance	(79,495)	(77,056)
Total deferred tax assets	355,635	416,997
Deferred tax liabilities:
Intangible assets	(21,945)	(23,305)
Lease right-of-use assets	(19,988)	(16,675)
Other	(40,843)	(33,685)
Total deferred tax liabilities	(82,776)	(73,665)
Net deferred tax assets	$272,859	$343,332

In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences and projected future taxable income. Based on a review of such information, management believes that it is possible that some portion of deferred tax assets will not be realized as a future benefit and therefore has recorded a valuation allowance. The valuation allowance at the end of January 31, 2026 was primarily related to certain U.S. state deferred tax assets.
As of January 31, 2026, the net operating loss carryforwards for state income tax purposes were approximately $13 million. The state net operating losses begin to expire in 2031.
As of January 31, 2026, we had $82 million of California research and development tax credits available to offset future taxes which do not expire.
We evaluate tax positions for recognition using a more likely than not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. We classify unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as “other non-current liabilities” in the consolidated balance sheets. As of January 31, 2026, the total amount of gross unrecognized tax benefits was $42 million, of which $26 million, if recognized, would favorably impact our effective tax rate. The aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows for the periods shown (in thousands):

	Fiscal year ended January 31,
	2026	2025	2024
Beginning balance	$39,402	$39,737	$30,713
Increases related to tax positions taken during the prior period	584	2	7,385
Increases related to tax positions taken during the current period	4,641	4,242	10,131
Decreases related to tax positions taken during the prior period	(29)	(101)	(17)
Lapse of statute of limitations	(3,051)	(4,478)	(8,475)
Ending balance	$41,547	$39,402	$39,737

Our policy is to classify interest and penalties associated with unrecognized tax benefits as a component of the provision for income taxes. Accrued interest and penalties included in our liability related to unrecognized tax benefits were $4 million, $3 million, and $2 million as of January 31, 2026, 2025, and 2024, respectively.
We file tax returns in the United States for federal, California, and other states. Fiscal years ended January 31, 2023 and forward remain open to examination for federal income tax, and fiscal years ended January 31, 2018 and forward remain open to examination for California and other states. We file tax returns in multiple foreign

72	Veeva Systems Inc. | Form 10-K

jurisdictions. The fiscal years ended January 31, 2021 and forward remain open to examination in these foreign jurisdictions.
Net cash paid for income taxes, net of refunds, consisted of the following, prepared in accordance with ASU 2023-09 (in thousands):

Fiscal year ended January 31,
2026
Federal	$159,500
State and local
New Jersey	15,231
Pennsylvania	11,701
Other states and localities	27,681
Foreign	15,852
Net cash paid for income taxes	$229,965

Note 8. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Deferred Revenue
Of the beginning deferred revenue balance for the respective periods, we recognized $1,226 million, $1,028 million, and $833 million in revenue for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of January 31, 2026 and January 31, 2025, the amount of the transaction price allocated to remaining performance obligations for noncancellable subscription services contracts greater than one year was not significant with the substantial majority of such allocated transaction price included in deferred revenue and expected to be recognized over the next 12 months.
Unbilled Accounts Receivable
As of January 31, 2026, unbilled accounts receivable consisted of (i) receivables of $40 million primarily for revenue recognized for professional services performed but not yet billed and (ii) contract assets of $11 million primarily related to professional services performed but for which we are not contractually able to invoice until a future period.
As of January 31, 2025, unbilled accounts receivable consisted of (i) receivables of $33 million primarily for revenue recognized for professional services performed but not yet billed and (ii) contract assets of $8 million primarily related to professional services performed but for which we are not contractually able to invoice until a future period.
Note 9. Leases
We have operating leases for our global offices with various expiration dates, some of which include options to extend the leases for up to five years.
For the fiscal years ended January 31, 2026, 2025, and 2024, our operating lease expense was $17 million, $14 million, and $16 million, respectively.
Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal year ended January 31,
	2026	2025
Cash paid for lease liabilities	$9,545	$12,522
Lease right-of-use assets obtained in exchange for new lease liabilities	$24,023	$30,866

Veeva Systems Inc. | Form 10-K	73

Supplemental balance sheet information related to operating leases was as follows:

	January 31,
	2026	2025
Weighted average remaining lease term	7.8 years	7.7 years
Weighted average discount rate	4.8%	4.6%

As of January 31, 2026, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Year
2027	$14,851
2028	18,538
2029	14,984
2030	14,053
2031	11,293
Thereafter	42,549
Total lease payments	116,268
Less imputed interest	(20,409)
Total lease liabilities	$95,859

Note 10. Stockholders’ Equity
Common Stock
As of January 31, 2026 and 2025, we had 163,778,271 and 162,583,789 shares of common stock outstanding, respectively.
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

74	Veeva Systems Inc. | Form 10-K

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
As of January 31, 2026, the number of shares of our common stock available for issuance under the 2013 EIP was 51,279,704. The number of shares available for issuance under the 2013 EIP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 13.75 million shares, (b) 5% of the shares of our common stock outstanding on the last business day of the prior fiscal year, or (c) the number of shares determined by our board of directors. During our fiscal year ended January 31, 2026, our board of directors determined to add 6,503,351 shares of common stock to the 2013 EIP.
2013 Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (“ESPP”) was adopted by our board of directors in August 2013 and our stockholders approved it in September 2013. The ESPP became effective as of our IPO registration statement on Form S-1, on October 15, 2013. Our ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (“Code”). The ESPP was approved with a reserve of 4 million shares of common stock for future issuance under various terms provided for in the ESPP. As of January 31, 2026, the number of shares available for issuance under our ESPP was 4,897,856. The number of shares available for issuance under the ESPP automatically increases on the first business day of each of our fiscal years, commencing in 2014, by a number equal to the least of (a) 2.2 million shares, (b) 1% of the shares of our common stock outstanding on the last business day of the prior fiscal year or (c) the number of shares determined by our board of directors. During our fiscal year ended January 31, 2026, our board of directors determined no additional shares were to be made available for issuance under the ESPP.
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

Veeva Systems Inc. | Form 10-K	75

A summary of stock option activity for the fiscal year ended January 31, 2026 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2025	14,633,921	$177.65	6.8	$860
Options granted	2,261,282	$216.48
Options exercised	(1,374,104)	$184.75
Options forfeited/cancelled	(386,223)	$209.76
Options outstanding at January 31, 2026	15,134,876	$181.99	6.3	$523
Options vested and exercisable at January 31, 2026	6,558,348	$136.89	3.9	$496
Options vested and exercisable at January 31, 2026 and expected to vest thereafter	15,134,876	$181.99	6.3	$523

As of January 31, 2026, there was $417 million in unrecognized compensation cost related to unvested stock options granted under the 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 2.0 years. The fair value of options vested was $148 million, $152 million, and $114 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.
The options granted during the fiscal year ended January 31, 2026 were primarily made in connection with our annual performance review cycle. The weighted average grant-date fair value of options granted was $97.93, $80.69, and $81.17 per option for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. The total intrinsic value of options exercised was approximately $120 million, $45 million, and $353 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.
Stock Option Valuation Assumptions
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Fiscal year ended January 31,
	2026			2025			2024
Volatility	39%	-	40%	39%	-	41%	39%	-	41%
Expected term (in years)	6.3	-	7.0	5.5	-	7.6	6.3	-	7.0
Risk-free interest rate	3.68%	-	4.41%	3.46%	-	4.65%	3.34%	-	4.73%
Dividend yield	—%			—%			—%

During the fiscal year ended January 31, 2025, we granted our Chief Executive Officer (“CEO”) options to purchase an aggregate of 2,650,000 shares of our common stock at an exercise price of $236.90 per share. The stock option carries a market condition and vests through 2030, subject to Mr. Gassner’s continuous service as CEO. As of January 31, 2026, the market condition has been achieved, but no time-based vesting milestone has been reached. The grant date fair value of the stock option of approximately $172 million was calculated using a Monte Carlo simulation model and the following table provides the assumptions used in the simulation:

Volatility	39%
Expected term (in years)	7.6
Risk-free interest rate	4.18%
Dividend yield	—%

Restricted Stock Units (“RSUs”)
The 2013 EIP provides for the issuance of RSUs to employees. RSUs issued under the 2013 EIP generally vest over a period of one year.

76	Veeva Systems Inc. | Form 10-K

A summary of RSU activity for the fiscal year ended January 31, 2026 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2025	880,026	$206.25
RSUs granted	1,065,116	$217.87
RSUs vested	(988,578)	$213.67
RSUs forfeited/cancelled	(66,508)	$212.68
Balance at January 31, 2026	890,056	$211.42

As of January 31, 2026, there was a total of $65 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 0.6 years. The total fair value of RSUs vested was $253 million, $215 million, and $223 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.
The weighted average grant-date fair value of RSUs granted was $217.87, $213.04, and $180.78 per award for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.
Share Repurchase Program
In January 2026, our board of directors authorized a share repurchase program of up to $2 billion of our outstanding shares of common stock. Under the program, we may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The timing and total amount of any share repurchases depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program has a term of two years, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of common stock. Any repurchased shares of common stock will be retired.
The table below sets forth information regarding repurchase of shares under our share repurchase program (in thousands, except number of shares and per share data):

Fiscal year ended January 31,
2026
Total number of shares repurchased	801,735
Average price paid per share (1)	$224.43
Amount repurchased (1)	$179,930
(1) Amounts exclude commissions.

All repurchases were made in open market transactions. As of January 31, 2026, $1.82 billion remained available for future repurchase. Upon retirement, the par value of the common stock repurchased was deducted from the repurchase price of the common stock. Any excess of repurchase price over par value was accounted for entirely as a deduction from additional paid-in capital in the consolidated balance sheets.
Note 11. Other Income
Other income, net, consisted of the following (in thousands):

	Fiscal year ended January 31,
	2026	2025	2024
Foreign currency gain (loss)	$1,535	$(3,274)	$124
Accretion on investments	8,451	22,622	24,817
Interest income, net	267,219	207,987	133,748
Miscellaneous income	934	611	—
Other income, net	$278,139	$227,946	$158,689

Veeva Systems Inc. | Form 10-K	77

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
On October 15, 2023, all of our outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock pursuant to the terms of our then effective Amended and Restated Certificate of Incorporation. Because shares of Class B common stock were outstanding for a portion of the fiscal year ended January 31, 2024, we have disclosed earnings per share for Class A and Class B common stock for the fiscal year ended January 31, 2024. For the fiscal year ended January 31, 2024, the computation of fully diluted net income per share of Class A common stock assumes the conversion from Class B common stock, while the fully diluted net income per share of Class B common stock does not assume the conversion of those shares.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal year ended January 31,
	2026	2025	2024
	Common	Common	Class A	Class B
Numerator:
Net income, basic	$908,906	$714,138	$491,747	$33,958
Reallocation as a result of conversion of Class B to Class A common stock:
Net income, basic	—	—	33,958	—
Reallocation of net income to Class B common stock	—	—	—	8,887
Net income, diluted	$908,906	$714,138	$525,705	$42,845

Denominator:
Basic shares:
Weighted average common shares outstanding, basic	163,667	161,879	150,162	10,370
Diluted shares:
Weighted average common shares outstanding, basic	163,667	161,879	150,162	10,370
Conversion of Class B to Class A common stock	—	—	10,370	—
Effect of potentially dilutive common shares	3,328	3,353	2,954	2,954
Weighted average common shares outstanding, diluted	166,995	165,232	163,486	13,324
Net income per share:
Basic	$5.55	$4.41	$3.27	$3.27
Diluted	$5.44	$4.32	$3.22	$3.22

Potential common share equivalents excluded because their inclusion would be anti-dilutive are as follows (in thousands):

	Fiscal year ended January 31,
	2026	2025	2024
Options and RSUs	9,549	8,609	6,083

Note 13. Commitments and Contingencies
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

78	Veeva Systems Inc. | Form 10-K

counterclaims were dismissed. We paid approximately $31 million to certain law firms with whom we entered into partial contingency fee arrangements, pursuant to which such law firms were entitled to a success fee if certain non-monetary outcomes are achieved.
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
Note 14. Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. We define the term “chief operating decision maker” to be our CEO. Our CEO reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, the Company operates as a single operating and reportable segment that is focused on providing industry cloud solutions tailored to the global life sciences industry.
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
The following table reconciles the Company’s revenues to consolidated net income and the specific items excluded from cost of revenues and operating expenses to calculate adjusted operating income (in thousands):

	Fiscal year ended January 31,
	2026	2025	2024
Revenues	$3,195,311	$2,746,619	$2,363,673

Cost of revenues - adjusted:
Cost of subscription revenues	352,202	312,169	279,626
Cost of professional services and other revenues	361,335	324,639	332,927
Operating expenses - adjusted:
Research and development	562,493	507,092	456,041
Sales and marketing	321,061	293,105	276,505
General and administrative	164,375	157,271	176,048
Operating income - adjusted	1,433,845	1,152,343	842,526
Other segment items (1)	517,476	460,908	413,192
Other income, net	278,139	227,946	158,689
Income tax provision	285,602	205,243	62,318
Consolidated net income	$908,906	$714,138	$525,705
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

Veeva Systems Inc. | Form 10-K	79

Note 15. Information about Geographic Areas and Products
Information about Geographic Areas
We track and allocate revenues by principal geographic area rather than by individual country, which makes it impractical to disclose revenues for the United States or other specific foreign countries. We measure subscription revenue primarily by the estimated location of the end users in each geographic area for our Commercial Solutions and primarily by the estimated location of usage in each geographic area for our R&D and Quality Solutions. We measure professional services revenue primarily by the location of the resources performing the professional services.
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Fiscal year ended January 31,
	2026	2025	2024
Revenues by geography
North America	$1,903,342	$1,621,697	$1,387,425
Europe	939,630	790,777	662,560
Asia Pacific	280,162	265,735	250,600
Other international	72,177	68,410	63,088
Total revenues	$3,195,311	$2,746,619	$2,363,673

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	January 31,
	2026	2025
Long-lived assets by geography
North America	$54,089	$47,144
Europe	11,018	6,778
Asia Pacific	4,239	1,295
Other international	915	695
Total long-lived assets	$70,261	$55,912

Revenues by Product
We group our revenues into two product areas: Commercial Solutions and R&D and Quality Solutions. Commercial Solutions revenues consist of revenues from our Veeva Commercial Cloud and Veeva Data Cloud solutions. R&D and Quality Solutions revenues consist of revenues from our Veeva Development Cloud and Veeva Quality Cloud solutions.
Total revenues consist of the following (in thousands):

	Fiscal year ended January 31,
	2026	2025	2024
Subscription
Commercial Solutions	$1,257,568	$1,104,888	$995,803
R&D and Quality Solutions	1,426,626	1,179,771	905,790
Total subscription	2,684,194	2,284,659	1,901,593
Professional services and other
Commercial Solutions	189,307	185,302	185,981
R&D and Quality Solutions	321,810	276,658	276,099
Total professional services and other	511,117	461,960	462,080
Total revenues	$3,195,311	$2,746,619	$2,363,673

80	Veeva Systems Inc. | Form 10-K

Note 16. 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees, as well as a Registered Retirement Savings Plan (“RRSP”) for eligible employees in Canada. Under the 401(k) plan, we match up to $4,000 per employee per year. Under the RRSP plan, we also match up to $2,000 per employee per year. For the fiscal years ended January 31, 2026, 2025, and 2024, total expense related to these plans was $18 million, $10 million, and $9 million, respectively.
Note 17. Subsequent Events
On March 10, 2026, we acquired all outstanding stock of Rise Healthcare Tech, Inc. (“Ostro”). Ostro provides an engagement platform for life sciences that gives patients and doctors immediate, compliant answers through an AI-driven chat experience. Veeva completed the acquisition of Ostro for approximately $100 million in cash and long-term equity retention grants. We are currently evaluating the accounting treatment of this acquisition and are in the process of completing the preliminary purchase price allocation of the assets acquired and liabilities assumed.
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2026 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2026 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d) Inherent Limitations on Effectiveness of Controls

Veeva Systems Inc. | Form 10-K	81

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
ITEM 9B.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans
The following table sets forth the material terms of all “Rule 10b5-1 trading arrangements” (as such term is defined under Item 408(a) of Regulation S-K) adopted or terminated by our Section 16 officers and directors during the fiscal quarter ended January 31, 2026:

Name and Title	Action (Adoption / Termination)	Adoption / Termination Date	Aggregate Number of Shares of Common Stock to be Sold (1)	Expiration Date (2)
Priscilla Hung Director	Adoption	1/9/2026	1,500	6/30/2026
(1) This number represents the maximum number of shares of common stock that may be sold pursuant to the trading plan. The number of shares actually sold will depend on the satisfaction of certain conditions as set forth in the plan.

(2) In each case, the trading plan may expire on an earlier date if and when all transactions thereunder are completed.
Except as set forth above, none of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(c) of Regulation S-K) during the fiscal quarter ended January 31, 2026.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.
PART III.
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2026 Annual Meeting of Stockholders (Proxy Statement), which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2026, and is incorporated in this report by reference.
ITEM 11.     EXECUTIVE COMPENSATION.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2026 and is incorporated in this report by reference.

82	Veeva Systems Inc. | Form 10-K

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2026 and is incorporated in this report by reference.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2026 and is incorporated in this report by reference.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item will be set forth in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended January 31, 2026 and is incorporated in this report by reference.

Veeva Systems Inc. | Form 10-K	83

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
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Veeva Systems Inc.	8-K	001-36121	3.1	6/14/2024

3.2	Certificate of Retirement of Class B Common Stock of Veeva Systems Inc.	8-K	001-36121	3.1	10/16/2023

3.3	Amended and Restated Bylaws of Veeva Systems Inc.	8-K	001-36121	3.1	6/23/2023

4.1	Form of Veeva Systems Inc.’s Class A common stock certificate.	S-1/A	333-191085	4.1	10/3/2013

4.2	Description of Capital Stock.	10-K	001-36121	4.2	3/25/2024

10.1	Data Processing Addendum, dated April 4, 2014, to Value-Added Reseller Agreement, between Veeva Systems Inc. and salesforce.com, inc., as amended.	10-Q	001-36121	10.1	6/6/2014

10.2	Purchase and Sale Agreement, dated June 11, 2014, between Veeva Systems Inc. and The Duffield Family Foundation, as amended July 16, 2014.	10-Q	001-36121	10.1	9/11/2014

10.3	Description of Non-Employee Director Compensation.	10-K	001-36121	10.3	3/25/2024

10.4*	Form of Indemnification Agreement between Veeva Systems Inc. and each of its directors and officers.	8-K	001-36121	10.1	2/1/2021

10.5*	2007 Stock Plan and forms of agreements thereunder.	S-1	333-191085	10.2	9/11/2013

10.6*	2013 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-36121	10.7	3/30/2021

10.7*	Veeva Systems Inc. 2013 Equity Incentive Plan, as amended and restated.	8-K	001-36121	10.1	6/13/2022

10.8*	2013 Employee Stock Purchase Plan.	S-1/A	333-191085	10.5	10/3/2013

84	Veeva Systems Inc. | Form 10-K

10.9**
Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Veeva Systems Inc. and salesforce.com, inc., as amended December 3, 2010, December 13, 2010, April 15, 2011, August 23, 2011, September 29, 2011, April 3, 2012, May 24, 2012, March 3, 2014, and August 11, 2016.
						X

10.10**	Eighth Amendment, dated March 3, 2014, to Amended and Restated Value-Added Reseller Agreement, dated September 2, 2010, between Veeva Systems Inc. and salesforce.com, inc., as amended.					X

10.11*	Offer Letter, dated June 20, 2013, between Peter P. Gassner and Veeva Systems Inc.	S-1	333-191085	10.8	9/11/2013

10.12*	Offer Letter, dated August 14, 2012, between Jonathan W. Faddis and Veeva Systems Inc.	10-Q	001-36121	10.1	6/4/2015

10.13*	Amended Offer Letter, dated April 26, 2022, between Jonathan W. Faddis and Veeva Systems Inc.	10-K	001-36121	10.14	3/30/2023

10.14	Data Processing Addendum, dated January 23, 2016, to Value-Added Reseller Agreement, between Veeva Systems Inc. and salesforce.com, inc., as amended.	10-K	001-36121	10.17	3/31/2016

10.15*	Offer Letter, dated January 23, 2013, between E. Nitsa Zuppas and Veeva Systems Inc.	10-Q	001-36121	10.2	6/8/2016

10.16	Ninth Amendment, dated August 11, 2016, to Amended and Restated Value-Added Reseller Agreement dated September 2010, between Veeva Systems Inc. and salesforce.com, inc., as amended.	10-Q	001-36121	10.1	9/8/2016

10.17*	2013 Equity Incentive Plan Forms of Notice of Stock Option Grants to Peter P. Gassner, for Grant dated January 10, 2018.	10-K	001-36121	10.22	3/30/2018

10.18*	2013 Equity Incentive Plan Forms of Notice of Stock Option Grants to Peter P. Gassner, for Grant dated June 19, 2024.	10-Q	001-36121	10.1*	9/4/2024

10.19*	Offer Letter, dated March 17, 2019, between Tom Schwenger and Veeva Systems Inc.	10-Q	001-36121	10.1	6/4/2020

10.20*	Offer Letter, dated May 23, 2024, between Brian Van Wagener and Veeva Systems Inc.	8-K	001-36121	10.1*	9/16/2024

19.1	Insider Trading Policy	10-K	001-36121	19.1	3/24/2025

21.1	List of Subsidiaries of Veeva Systems Inc.					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see page 84 of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1†	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

Veeva Systems Inc. | Form 10-K	85

32.2†	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

97.1	Compensation Recovery (“Clawback”) Policy	10-K	001-36121	97.1	3/25/2024

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					X

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

* Indicates a management contract or compensatory plan.

**    Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) is the type that the registrant treats as private or confidential.
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

86	Veeva Systems Inc. | Form 10-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 20th day of March, 2026.

Veeva Systems Inc.

Dated:	March 20, 2026	By:	/s/ BRIAN VAN WAGENER
Brian Van Wagener Chief Financial Officer (Principal Financial Officer)

Veeva Systems Inc. | Form 10-K	87

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

Signature	Title	Date

/s/ Peter P. Gassner	Chief Executive Officer and Director	March 20, 2026
Peter P. Gassner	(Principal Executive Officer)

/s/ Brian Van Wagener	Chief Financial Officer	March 20, 2026
Brian Van Wagener	(Principal Financial Officer)

/s/ Vipin Kondath	Chief Accounting Officer	March 20, 2026
Vipin Kondath	(Principal Accounting Officer)

/s/ Tim Cabral	Director	March 20, 2026
Tim Cabral

/s/ Mark Carges	Director	March 20, 2026
Mark Carges

/s/ Mary Lynne Hedley	Director	March 20, 2026
Mary Lynne Hedley

/s/ Priscilla Hung	Director	March 20, 2026
Priscilla Hung

/s/ Marshall Mohr	Director	March 20, 2026
Marshall Mohr

/s/ Gordon Ritter	Chair of the Board of Directors	March 20, 2026
Gordon Ritter

/s/ Paul Sekhri	Director	March 20, 2026
Paul Sekhri

/s/ Matthew J. Wallach	Director	March 20, 2026
Matthew J. Wallach

88	Veeva Systems Inc. | Form 10-K