Form 10-Q
period 2026-04-30
VEEVA SYSTEMS INC
filed 2026-06-05
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 1, 2026, there were 162,443,291 shares of the Registrant’s Class A common stock outstanding. We refer to our Class A common stock as our “common stock.”

Veeva Systems Inc. | Form 10-Q	1

VEEVA SYSTEMS INC.
FORM 10-Q

2	Veeva Systems Inc. | Form 10-Q

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)
(Unaudited)

	April 30, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$1,896,580	$1,421,233
Short-term investments	5,416,139	5,139,581
Accounts receivable, net of allowance for credit losses of $66 and $256, respectively	568,020	1,259,737
Unbilled accounts receivable	59,752	50,609
Prepaid expenses and other current assets	122,770	126,470
Total current assets	8,063,261	7,997,630
Property and equipment, net	73,484	70,261
Deferred costs, net	28,686	29,961
Lease right-of-use assets	82,060	75,626
Goodwill	488,161	439,877
Intangible assets, net	55,508	30,314
Deferred income taxes	272,665	273,417
Other long-term assets	65,733	62,257
Total assets	$9,129,558	$8,979,343
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,657	$37,644
Accrued compensation and benefits	52,572	45,857
Accrued expenses and other current liabilities	50,974	45,885
Income tax payable	67,897	6,698
Deferred revenue	1,476,539	1,488,819
Lease liabilities	13,131	12,153
Total current liabilities	1,701,770	1,637,056
Deferred income taxes	1,148	558
Long-term lease liabilities	89,936	83,706
Other long-term liabilities	32,350	43,271
Total liabilities	1,825,204	1,764,591
Commitments and contingencies (note 12)
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	2,699,707	2,843,089
Accumulated other comprehensive (loss) income	(19,792)	8,160
Retained earnings	4,624,437	4,363,501
Total stockholders’ equity	7,304,354	7,214,752
Total liabilities and stockholders’ equity	$9,129,558	$8,979,343

See Notes to Condensed Consolidated Financial Statements.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended April 30,
	2026	2025

Revenues:
Subscription	$730,175	$634,768
Professional services and other	152,773	124,275
Total revenues	882,948	759,043
Cost of revenues (1):
Cost of subscription	99,103	78,346
Cost of professional services and other	121,821	95,478
Total cost of revenues	220,924	173,824
Gross profit	662,024	585,219
Operating expenses (1):
Research and development	208,323	184,033
Sales and marketing	111,117	98,628
General and administrative	69,472	68,826
Total operating expenses	388,912	351,487
Operating income	273,112	233,732
Other income, net	74,418	65,089
Income before income taxes	347,530	298,821
Income tax provision	86,594	70,631
Net income	$260,936	$228,190
Net income per share:
Basic	$1.60	$1.40
Diluted	$1.57	$1.37
Weighted-average shares used to compute net income per share:
Basic	163,345	162,749
Diluted	165,989	166,229
Other comprehensive income:
Net change in unrealized (loss) gain on available-for-sale investments	$(27,451)	$17,367
Net change in cumulative foreign currency translation loss	(501)	(38)
Comprehensive income	$232,984	$245,519

(1) Includes stock-based compensation as follows:
Cost of subscription	$1,761	$1,715
Cost of professional services and other	14,151	12,769
Research and development	51,563	47,949
Sales and marketing	24,594	22,321
General and administrative	27,190	27,456
Total stock-based compensation	$119,259	$112,210

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended April 30, 2026
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount

Balances at beginning of period	163,778,271	$2	$2,843,089	$4,363,501	$8,160	$7,214,752
Issuance of common stock upon exercise of stock options	19,448	—	2,939	—	—	2,939
Issuance of common stock upon vesting of restricted stock units	648,811	—	—	—	—	—
Shares withheld related to net share settlement	(248,754)	—	(42,977)	—	—	(42,977)
Repurchase and retirement of common stock	(1,255,029)	—	(222,603)	—	—	(222,603)
Stock-based compensation expense	—	—	119,259	—	—	119,259
Other comprehensive loss	—	—	—	—	(27,952)	(27,952)
Net income	—	—	—	260,936	—	260,936
Balances at end of period	162,942,747	$2	$2,699,707	$4,624,437	$(19,792)	$7,304,354

	Three months ended April 30, 2025
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
	Shares	Amount

Balances at beginning of period	162,583,789	$2	$2,386,192	$3,454,595	$(8,416)	$5,832,373
Issuance of common stock upon exercise of stock options	242,713	—	40,605	—	—	40,605
Issuance of common stock upon vesting of restricted stock units	237,956	—	—	—	—	—
Shares withheld related to net share settlement	(89,377)	—	(20,410)	—	—	(20,410)
Stock-based compensation expense	—	—	113,011	—	—	113,011
Other comprehensive income	—	—	—	—	17,329	17,329
Net income	—	—	—	228,190	—	228,190
Balances at end of period	162,975,081	$2	$2,519,398	$3,682,785	$8,913	$6,211,098

See Notes to Condensed Consolidated Financial Statements.

6	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended April 30,
	2026	2025

Cash flows from operating activities
Net income	$260,936	$228,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,587	9,822
Reduction of lease right-of-use assets	3,279	3,265
Accretion of discount on short-term investments	(1,788)	(2,509)
Stock-based compensation	119,259	112,210
Amortization of deferred costs	4,900	4,043
Deferred income taxes	14,337	(27,418)
Other, net	(1,777)	4,327
Changes in operating assets and liabilities:
Accounts receivable	696,614	522,686
Unbilled accounts receivable	(9,143)	(7,672)
Deferred costs	(3,625)	(4,055)
Prepaid expenses and other current and long-term assets	(7,984)	(4,501)
Accounts payable	4,473	7,743
Accrued expenses and other current liabilities	8,923	(8,720)
Income tax payable	61,199	82,345
Deferred revenue	(32,963)	(41,361)
Lease liabilities	(2,460)	(2,543)
Other long-term liabilities	1,349	1,306
Net cash provided by operating activities	1,127,116	877,158
Cash flows from investing activities
Purchases of short-term investments	(982,315)	(667,100)
Maturities and sales of short-term investments	670,835	620,903
Long-term assets	(1,751)	(5,910)
Acquisitions, net of cash acquired	(75,480)	—
Net cash used in investing activities	(388,711)	(52,107)
Cash flows from financing activities
Proceeds from exercise of common stock options	2,939	40,605
Repurchases of common stock	(226,947)	—
Taxes paid related to net share settlement of equity awards	(38,518)	(20,225)
Net cash (used in) provided by financing activities	(262,526)	20,380
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(532)	766
Net change in cash, cash equivalents, and restricted cash	475,347	846,197
Cash, cash equivalents, and restricted cash at beginning of period	1,423,412	1,120,963
Cash, cash equivalents, and restricted cash at end of period	$1,898,759	$1,967,160

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$1,896,580	$1,964,982
Restricted cash included in other long-term assets	2,179	2,178
Total cash, cash equivalents, and restricted cash at end of period	$1,898,759	$1,967,160

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$7,203	$13,850
Excess tax (deficiency) benefit from employee stock plans	$(4,092)	$2,579

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

VEEVA SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Business and Significant Accounting Policies
Description of Business
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. Our offerings span cloud software, artificial intelligence (“AI”), data, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (“R&D”) through commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. Our Veeva Commercial Cloud and Veeva Data Cloud solutions (“Commercial Solutions”) help life sciences companies achieve better, more intelligent engagement with healthcare professionals and healthcare organizations across multiple communication channels, and plan and execute more effective media and marketing campaigns. Our Veeva Development Cloud and Veeva Quality Cloud solutions ("R&D and Quality Solutions”) for the clinical, regulatory, quality, and safety functions help life sciences companies streamline their end-to-end product development and quality and manufacturing processes to increase operational efficiency and maintain regulatory compliance throughout the product life cycle. Our solutions for clinical research sites enable regulatory documents and trial information to be managed in a modern cloud solution that is intended to accelerate the clinical research process for the life sciences industry overall. Veeva AI adds agentic AI capabilities to our Vault platform and deep, industry-specific agents to our Commercial and R&D and Quality Solutions. Our fiscal year end is January 31.
Principles of Consolidation and Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of our wholly-owned subsidiaries after elimination of intercompany balances and transactions. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed on March 20, 2026. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.
The unaudited condensed consolidated balance sheet as of January 31, 2026 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly our financial position, results of operations, comprehensive income, and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2027 or any other period.
Recently Adopted Accounting Pronouncements
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the recognition and capitalization framework for internal-use software development costs in order to reflect current software development practices. We early adopted the new standard during the fiscal quarter ended April 30, 2026 on a prospective basis and there was no material impact on our consolidated financial statements.
New Accounting Pronouncements Issued and Not Yet Adopted
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure, in the notes to the financial statements, of additional information about certain costs and

8	Veeva Systems Inc. | Form 10-Q

expenses for interim and annual reporting periods. This new standard is effective for our fiscal year beginning on February 1, 2027 and interim periods beginning on February 1, 2028 on a prospective basis. Retrospective application is permitted. We are currently evaluating this ASU to determine its impact on our disclosures.
Note 2. Acquisitions
Ostro
On March 9, 2026, we acquired all outstanding stock of Rise Healthcare Tech, Inc. (“Ostro”) in exchange for a total consideration of $90 million, or $70 million net of cash acquired, which includes the impact of adjustments to purchase price associated with the net working capital of the acquired entity at close and excludes equity awards to certain Ostro employees that are accounted for separately from the business combination. Ostro provides an engagement platform for life sciences that gives patients and doctors immediate, compliant answers through an AI-driven chat.
The following table summarizes the estimated fair values of the identifiable intangible assets, useful lives, and goodwill at the acquisition date (in thousands):

	Useful life	Fair Value
Identifiable intangible assets:
Trade names and trademarks	3 years	$1,300
Developed technology	5 years	14,500
Customer relationships	7 years	9,700
Total purchased intangible assets		25,500
Goodwill		44,423

Goodwill, which is not deductible for income tax purposes, is primarily attributed to the value expected from synergies resulting from the business combination.
Note 3. Short-Term Investments
As of April 30, 2026, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposit	$27,710	$—	$(41)	$27,669
Asset-backed securities	204,923	1,091	(48)	205,966
Commercial paper	44,755	1	(3)	44,753
Corporate notes and bonds	3,293,436	7,838	(11,568)	3,289,706
Foreign government bonds	219,830	511	(645)	219,696
Municipal securities	41,453	75	(72)	41,456
U.S. agency obligations	1,484	4	—	1,488
U.S. treasury securities	1,590,298	1,070	(5,963)	1,585,405
Total available-for-sale securities	$5,423,889	$10,590	$(18,340)	$5,416,139

Veeva Systems Inc. | Form 10-Q	9

As of January 31, 2026, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposit	$27,710	$—	$(20)	$27,690
Asset-backed securities	260,136	1,912	(131)	261,917
Commercial paper	75,367	8	—	75,375
Corporate notes and bonds	3,133,825	21,684	(950)	3,154,559
Foreign government bonds	232,271	1,206	(76)	233,401
Municipal securities	37,231	222	—	37,453
U.S. agency obligations	11,699	21	—	11,720
U.S. treasury securities	1,332,382	5,443	(359)	1,337,466
Total available-for-sale securities	$5,110,621	$30,496	$(1,536)	$5,139,581

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	April 30, 2026	January 31, 2026
Due in one year or less	$1,152,147	$1,025,871
Due in greater than one year	4,263,992	4,113,710
Total	$5,416,139	$5,139,581

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. It is more likely than not we will hold such securities until maturity or a recovery of the cost basis.

10	Veeva Systems Inc. | Form 10-Q

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of April 30, 2026 (in thousands):

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Certificates of deposit	$27,669	$(41)	$—	$—
Asset-backed securities	—	—	622	(48)
Commercial paper	34,796	(3)	—	—
Corporate notes and bonds	1,604,542	(11,568)	—	—
Foreign government bonds	111,351	(636)	8,048	(10)
Municipal securities	11,005	(72)	—	—
U.S. treasury securities	1,248,962	(5,962)	—	—
Total	$3,038,325	$(18,282)	$8,670	$(58)

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

Note 4. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $29 million and $30 million as of April 30, 2026 and January 31, 2026, respectively. Amortization expense for deferred costs included in sales and marketing expenses in the condensed consolidated statements of comprehensive income was $5 million and $4 million for the three months ended April 30, 2026 and 2025, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 5. Goodwill and Intangible Assets
Goodwill was $488 million and $440 million as of April 30, 2026 and January 31, 2026, respectively.
The following table presents the details of intangible assets as of April 30, 2026 (in thousands):

	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Customer relationships	$124,057	$(85,853)	$38,204	4.7
Existing technology	44,280	(28,732)	15,548	4.8
Trade name and trademarks	15,500	(13,981)	1,519	2.6
Other intangibles	21,405	(21,168)	237	1.0
Total intangible assets	$205,242	$(149,734)	$55,508

Veeva Systems Inc. | Form 10-Q	11

The following table presents the details of intangible assets as of January 31, 2026 (in thousands):

	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$113,157	$(83,606)	$29,551
Existing technology	28,580	(28,170)	410
Other intangibles	21,405	(21,052)	353
Total intangible assets	$163,142	$(132,828)	$30,314

Amortization expense associated with intangible assets was $3 million and $4 million for the three months ended April 30, 2026 and 2025, respectively.
As of April 30, 2026, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Year	Estimated amortization expense
Remaining for 2027	$11,058
2028	13,344
2029	13,325
2030	10,300
2031	4,283
Thereafter	3,198
Total	$55,508

Note 6. Fair Value Measurements
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2026 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$560,643	$—	$560,643
Short-term investments:
Certificates of deposit	—	27,669	27,669
Asset-backed securities	—	205,966	205,966
Commercial paper	—	44,753	44,753
Corporate notes and bonds	—	3,289,706	3,289,706
Foreign government bonds	—	219,696	219,696
Municipal securities	—	41,456	41,456
U.S. agency obligations	—	1,488	1,488
U.S. Treasury securities	—	1,585,405	1,585,405
Foreign currency derivative contracts	—	59	59
Total financial assets	$560,643	$5,416,198	$5,976,841
Liabilities
Foreign currency derivative contracts	$—	$(791)	$(791)
Total financial liabilities	$—	$(791)	$(791)

12	Veeva Systems Inc. | Form 10-Q

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
In the three months ended April 30, 2026, net realized and unrealized foreign currency gain on hedging was $2 million. In the three months ended April 30, 2025, net realized and unrealized foreign currency loss on hedging was $7 million.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	April 30, 2026	January 31, 2026
Notional amount of foreign currency derivative contracts	$120,426	$354,696
Fair value of foreign currency derivative contracts	$121,209	$356,320

Note 7. Income Taxes
For the three months ended April 30, 2026 and 2025, our effective tax rates were 24.9% and 23.6%, respectively. During the three months ended April 30, 2026, as compared to the same period in the prior fiscal year, our effective tax rate increased primarily due to discrete tax deficiencies related to equity compensation.

Veeva Systems Inc. | Form 10-Q	13

Note 8. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Deferred Revenue
Of the beginning deferred revenue balance for the respective periods, we recognized $606 million and $518 million in revenue for the three months ended April 30, 2026 and 2025, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of April 30, 2026 and January 31, 2026, the amount of the transaction price allocated to remaining performance obligations for noncancellable subscription services contracts greater than one year was not significant with the substantial majority of such allocated transaction price included in deferred revenue and expected to be recognized over the next 12 months.
Unbilled Accounts Receivable
As of April 30, 2026, unbilled accounts receivable consisted of (i) receivables of $45 million primarily for revenue recognized for professional services performed but not yet billed and (ii) contract assets of $15 million primarily related to professional services performed but for which we are not contractually able to invoice until a future period.
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
For the three months ended April 30, 2026 and 2025, our operating lease expense was $5 million and $4 million, respectively.
Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended April 30,
	2026	2025
Cash paid for lease liabilities	$3,605	$3,359
Lease right-of-use assets obtained in exchange for new lease liabilities	$12,156	$2,976

Supplemental balance sheet information related to operating leases was as follows:

	April 30, 2026	January 31, 2026
Weighted average remaining lease term	7.9 years	7.8 years
Weighted average discount rate	4.8%	4.8%

As of April 30, 2026, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Year
Remaining for 2027	$11,268
2028	19,354
2029	15,815
2030	15,188
2031	13,077
Thereafter	50,720
Total lease payments	125,422
Less imputed interest	(22,355)
Total lease liabilities	$103,067

14	Veeva Systems Inc. | Form 10-Q

Note 10. Stockholders’ Equity
Common Stock
As of April 30, 2026, we had 162,942,747 shares of common stock outstanding.
Stock Option Activity
A summary of stock option activity for the three months ended April 30, 2026 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2026	15,134,876	$181.99	6.3	$523
Options granted	97,300	$175.42
Options exercised	(19,448)	$151.04
Options forfeited/cancelled	(91,993)	$216.62
Options outstanding at April 30, 2026	15,120,735	$181.78	6.0	$291
Options vested and exercisable at April 30, 2026	9,444,451	$159.56	4.8	$291
Options vested and exercisable at April 30, 2026 and expected to vest thereafter	15,120,735	$181.78	6.0	$291

As of April 30, 2026, there was $365 million in unrecognized compensation cost related to unvested stock options granted under the 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 2.2 years. The grant-date fair value of options vested was $253 million and $128 million for the three months ended April 30, 2026 and 2025, respectively.
The weighted average grant-date fair value of options granted was $79.15 and $96.83 per option for the three months ended April 30, 2026 and 2025, respectively. The total intrinsic value of options exercised was approximately $1 million and $16 million for the three months ended April 30, 2026 and 2025, respectively.
Stock Option Valuation Assumptions
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended April 30,
	2026			2025
Volatility	39%	-	40%	39%	-	40%
Expected term (in years)	6.3			6.3	-	7.0
Risk-free interest rate	3.7%	-	4.0%	3.8%	-	4.4%
Dividend yield	—%			—%

Restricted Stock Units (“RSUs”)
A summary of RSU activity for the three months ended April 30, 2026 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2026	890,056	$211.42
RSUs granted	3,867,310	$173.52
RSUs vested	(648,811)	$211.79
RSUs forfeited/cancelled	(19,053)	$184.31
Balance at April 30, 2026	4,089,502	$175.65

As of April 30, 2026, there was a total of $667 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.8 years. The total fair

Veeva Systems Inc. | Form 10-Q	15

value of RSUs vested was $112 million and $54 million for the three months ended April 30, 2026 and 2025, respectively.
The RSUs granted during the three months ended April 30, 2026 primarily consisted of awards made in connection with our annual compensation review cycle that vest over one year or at the completion of four years. The weighted average grant-date fair value of RSUs granted was $173.52 and $214.17 per award for the three months ended April 30, 2026 and 2025, respectively.
In April 2026, we transitioned our long-term equity incentive for employees (excluding our CEO) from annual stock option grants to RSUs that generally cliff-vest after four years of continuous service (each a "Long-Term Grant"). Long-Term Grants are generally not expected to be annually recurring, and eligible employees are generally expected to be limited to a single Long-Term Grant at any point in time.
Share Repurchase Program
In January 2026, our board of directors authorized a share repurchase program of up to $2 billion of our outstanding shares of common stock. Under the program, we may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The timing and total amount of any share repurchases depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program has a term of two years, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of common stock. Any repurchased shares of common stock are retired.
The table below sets forth information regarding repurchase of shares under our share repurchase program (in thousands, except number of shares and per share data):

Three months ended April 30,
2026
Total number of shares repurchased	1,255,029
Average price paid per share (1)	$176.17
Amount repurchased (1)	$221,100
(1) Amounts exclude commissions and excise taxes.

All repurchases were made in open market transactions. As of April 30, 2026, $1.6 billion remained available for future repurchase.
Note 11. Net Income per Share
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

16	Veeva Systems Inc. | Form 10-Q

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended April 30,
	2026	2025
Numerator:
Net income	$260,936	$228,190

Denominator:
Basic shares:
Weighted average common shares outstanding, basic	163,345	162,749
Diluted shares:
Weighted average common shares outstanding, basic	163,345	162,749
Effect of potentially dilutive common shares	2,644	3,480
Weighted average common shares outstanding, diluted	165,989	166,229
Net income per share:
Basic	$1.60	$1.40
Diluted	$1.57	$1.37

Potential common share equivalents excluded because their inclusion would be anti-dilutive are as follows (in thousands):

	Three months ended April 30,
	2026	2025
Options and RSUs	11,158	7,078

Note 12. Commitments and Contingencies
Litigation
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
Note 13. Segment Information
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
The following table reconciles the Company’s revenues to consolidated net income and the specific items excluded from cost of revenues and operating expenses to calculate adjusted operating income (in thousands):

Veeva Systems Inc. | Form 10-Q	17

	Three months ended April 30,
	2026	2025
Revenues	$882,948	$759,043

Cost of revenues - adjusted:
Cost of subscription revenues	96,668	75,619
Cost of professional services and other revenues	107,670	82,575
Operating expenses - adjusted:
Research and development	156,760	136,084
Sales and marketing	84,192	73,512
General and administrative	42,282	41,370
Operating income - adjusted	395,376	349,883
Other segment items (1)	122,264	116,151
Other income, net	74,418	65,089
Income tax provision	86,594	70,631
Consolidated net income	$260,936	$228,190
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
Note 14. Information about Geographic Areas and Products
Information about Geographic Areas
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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended April 30,
	2026	2025
Revenues by geography
North America	$526,167	$459,467
Europe	265,670	217,103
Asia Pacific	72,877	65,370
Other international	18,234	17,103
Total revenues	$882,948	$759,043

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	April 30, 2026	January 31, 2026
Long-lived assets by geography
North America	$54,680	$54,089
Europe	10,299	11,018
Asia Pacific	4,116	4,239
Other international	4,389	915
Total long-lived assets	$73,484	$70,261

18	Veeva Systems Inc. | Form 10-Q

Revenues by Product
We group our revenues into two product areas: Commercial Solutions and R&D and Quality Solutions. Commercial Solutions revenues consist of revenues from our Veeva Commercial Cloud and Veeva Data Cloud solutions. R&D and Quality Solutions revenues consist of revenues from our Veeva Development Cloud and Veeva Quality Cloud solutions.
Total revenues consist of the following (in thousands):

	Three months ended April 30,
	2026	2025
Subscription
Commercial Solutions	$337,866	$305,411
R&D and Quality Solutions	392,309	329,357
Total subscription	730,175	634,768
Professional services and other
Commercial Solutions	57,573	46,567
R&D and Quality Solutions	95,200	77,708
Total professional services and other	152,773	124,275
Total revenues	$882,948	$759,043

Veeva Systems Inc. | Form 10-Q	19

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. In addition to historical condensed consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Overview
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. Our offerings span cloud software, AI, data, and business consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from R&D through commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. For a more detailed description of our business and products as of January 31, 2026, please see our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed on March 20, 2026.

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
In our fiscal year ended January 31, 2026, we derived approximately 47% and 53% of our subscription revenues and 45% and 55% of our total revenues from our Commercial Solutions and R&D and Quality Solutions, respectively. For the three months ended April 30, 2026, we derived approximately 46% and 54% of our subscription revenues and 45% and 55% of our total revenues from our Commercial Solutions and R&D and Quality Solutions, respectively. Revenues associated with our R&D and Quality Solutions are expected to increase as a percentage of both subscription revenues and total revenues in the future. We also offer certain of our R&D and Quality Solutions to industries outside the life sciences industry primarily in North America and Europe.
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

20	Veeva Systems Inc. | Form 10-Q

with our solutions, as well as services related to our speakers bureau logistics and Veeva Business Consulting offering. For the three months ended April 30, 2026, subscription revenues constituted 83% of total revenues and professional services and other revenues constituted 17% of total revenues.
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

Veeva Systems Inc. | Form 10-Q	21

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
Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing program costs, travel-related expenses, amortization expense associated with purchased intangibles primarily related to our customer relationships and allocated overhead. Marketing program costs include advertising, customer events, corporate communications, brand awareness, and product marketing activities. Sales commissions are costs of obtaining new customer contracts and are capitalized and then amortized over a period of benefit that we have determined to be three years.
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

22	Veeva Systems Inc. | Form 10-Q

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:
Revenues

	Three months ended April 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Revenues:
Subscription	$730,175	$634,768	$95,407	15%
Professional services and other	152,773	124,275	28,498	23%
Total revenues	$882,948	$759,043	$123,905	16%
Percentage of revenues:
Subscription	83%	84%
Professional services and other	17	16
Total revenues	100%	100%

Total revenues for the three months ended April 30, 2026 increased $124 million, of which $95 million was from growth in subscription revenue.
The increase in subscription revenues consisted of $63 million attributable to R&D and Quality Solutions and $32 million attributable to Commercial Solutions. The increase in subscription revenue attributable to R&D and Quality Solutions and Commercial Solutions was driven by the expanding use by existing customers and higher prices in connection with our annual inflation adjustment for our products. The geographic mix of subscription revenues was 60% from North America, 29% from Europe, and 11% from other locations, primarily Asia Pacific, for the three months ended April 30, 2026, as compared to 61% from North America, 27% from Europe, and 12% from other locations, primarily Asia Pacific, for the three months ended April 30, 2025.
Professional services and other revenues for the three months ended April 30, 2026 increased $28 million. The increase was primarily due to an increase in implementation services and business consulting. The geographic mix of professional services and other revenues was 57% from North America, 37% from Europe, and 6% from other locations, primarily Asia Pacific, for the three months ended April 30, 2026, as compared to 60% from North America, 34% from Europe, and 6% from other locations, primarily Asia Pacific, for the three months ended April 30, 2025.
Cost of Revenue and Gross Margin

	Three months ended April 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Cost of revenues:
Cost of subscription	$99,103	$78,346	$20,757	27%
Cost of professional services and other	121,821	95,478	26,343	28%
Total cost of revenues	$220,924	$173,824	$47,100	27%
Gross margin percentage:
Subscription	86%	88%
Professional services and other	20%	23%
Total gross margin percentage	75%	77%
Gross profit	$662,024	$585,219	$76,805	13%

Cost of revenues for the three months ended April 30, 2026 increased $47 million, comprised of a $26 million increase in cost of professional services and other and a $21 million increase in cost of subscription. The $26 million increase in cost of professional services and other was primarily related to employee compensation-related costs, which was driven by increases in salaries and benefits, as well as an increase in headcount. The $21 million increase in cost of subscription was primarily related to computing infrastructure and data costs. The increase in

Veeva Systems Inc. | Form 10-Q	23

computing infrastructure costs was driven by an increase in both the number of end users and the volume of activity by end users of our subscription services. The increase in data costs was related to investment in our data solutions.
Gross margin for professional services and other was 20% and 23% for the three months ended April 30, 2026 and 2025, respectively. The decrease compared to the prior period is primarily due to expansion of headcount to support our existing and future demand for implementation and business consulting services.
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
Research and Development

	Three months ended April 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Research and development	$208,323	$184,033	$24,290	13%
Percentage of total revenues	24%	24%

Research and development expenses for the three months ended April 30, 2026 increased $24 million, primarily due to an increase of $18 million in employee compensation-related costs, which was driven by increases in salaries and benefits, as well as an increase in headcount. The expansion of our headcount in research and development was to support development work for the products that we offer or may offer in the future.
We expect research and development expenses to increase in the future, primarily due to employee compensation-related costs and hosting fees as we continue to invest in our product offerings.
Sales and Marketing

	Three months ended April 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$111,117	$98,628	$12,489	13%
Percentage of total revenues	13%	13%

Sales and marketing expenses for the three months ended April 30, 2026 increased $12 million, primarily due to an increase of $12 million in employee compensation-related costs, which was driven by increases in salaries and benefits, as well as an increase in headcount. The expansion of our headcount was to support our sales and marketing efforts associated with our product offerings.
We expect sales and marketing expenses to increase in the future, primarily due to employee compensation-related costs and the increase in marketing program costs related to events.

24	Veeva Systems Inc. | Form 10-Q

General and Administrative

	Three months ended April 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
General and administrative	$69,472	$68,826	$646	1%
Percentage of total revenues	8%	9%

General and administrative expenses for the three months ended April 30, 2026 remained flat as compared to the three months ended April 30, 2025.
Other Income, Net

	Three months ended April 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Other income, net	$74,418	$65,089	$9,329	14%

Other income, net, for the three months ended April 30, 2026 increased $9 million, primarily due to an increase in interest income from higher cash and short-term investments balances.
Provision for Income Taxes

	Three months ended April 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Income before income taxes	$347,530	$298,821	$48,709	16%
Income tax provision	$86,594	$70,631	$15,963	23%
Effective tax rate	24.9%	23.6%

The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to state taxes, equity compensation, tax credits, and foreign-derived deduction eligible income (“FDDEI”) deduction. Future tax rates could be affected by changes in tax laws and regulations or by rulings in tax related litigation, as may be applicable.
During the three months ended April 30, 2026, as compared to the same period in the prior fiscal year, our effective tax rate increased primarily due to discrete tax deficiencies related to equity compensation.
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

Veeva Systems Inc. | Form 10-Q	25

•Excess tax benefit (deficiency). Excess tax benefits (deficiencies) from employee stock plans are dependent on previously agreed-upon equity grants to our employees, vesting of those grants, stock price, and exercise behavior of our employees, which can fluctuate from quarter to quarter. Because these fluctuations are not directly related to our business operations, we find it useful to exclude excess tax benefits (deficiencies) when assessing the level of cash provided by operating activities. Given the nature of the excess tax benefits (deficiencies), we believe excluding it allows investors to make meaningful comparisons between our operating cash flows from quarter to quarter and those of other companies.
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

26	Veeva Systems Inc. | Form 10-Q

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended April 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities on a GAAP basis	$1,127,116	$877,158
Excess tax deficiency (benefit) from employee stock plans	4,092	(2,579)
Net cash provided by operating activities on a non-GAAP basis	$1,131,208	$874,579
Net cash used in investing activities on a GAAP basis	$(388,711)	$(52,107)
Net cash (used in) provided by financing activities on a GAAP basis	$(262,526)	$20,380

Operating income on a GAAP basis	$273,112	$233,732
Stock-based compensation expense	119,259	112,210
Amortization of purchased intangibles	3,005	3,941
Operating income on a non-GAAP basis	$395,376	$349,883
Net income on a GAAP basis	$260,936	$228,190
Stock-based compensation expense	119,259	112,210
Amortization of purchased intangibles	3,005	3,941
Income tax effect on non-GAAP adjustments (1)	(12,063)	(16,513)
Net income on a non-GAAP basis	$371,137	$327,828
Diluted net income per share on a GAAP basis	$1.57	$1.37
Stock-based compensation expense	0.72	0.68
Amortization of purchased intangibles	0.02	0.02
Income tax effect on non-GAAP adjustments (1)	(0.07)	(0.10)
Diluted net income per share on a non-GAAP basis	$2.24	$1.97
(1) For the three months ended April 30, 2026 and 2025, we used an estimated annual effective non-GAAP tax rate of 21%.

Liquidity and Capital Resources

	Three months ended April 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$1,127,116	$877,158
Net cash used in investing activities	(388,711)	(52,107)
Net cash (used in) provided by financing activities	(262,526)	20,380
Effect of exchange rate changes on cash and cash equivalents	(532)	766
Net change in cash and cash equivalents	$475,347	$846,197

Our principal sources of liquidity continue to be comprised of our existing cash, cash equivalents, and short-term investments. As of April 30, 2026, our cash, cash equivalents, and short-term investments totaled $7.3 billion, of which $119 million represented cash and cash equivalents held outside of the United States.
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
Our non-U.S. cash and cash equivalents are not considered indefinitely reinvested outside the United States, except in certain designated jurisdictions. As of April 30, 2026, we have not recorded any taxes, such as withholding taxes, associated with the foreign earnings that are indefinitely reinvested outside of the United States. Under currently enacted tax laws, if we were to choose to repatriate the funds we have designated as indefinitely reinvested outside the United States, such amounts may be subject to certain jurisdictional taxes (e.g., withholding taxes).

Veeva Systems Inc. | Form 10-Q	27

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
Share Repurchase Program
In January 2026, our board of directors authorized a share repurchase program of up to $2 billion of our outstanding shares of common stock. Under the program, we may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The timing and total amount of any share repurchases depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program has a term of two years, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of common stock. Any repurchased shares of common stock will be retired. The repurchase program is funded using our cash flows from operations.
During the fiscal quarter ended April 30, 2026, we repurchased and subsequently retired 1,255,029 shares of our common stock for an aggregate amount of approximately $221 million.
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
Net cash provided by operating activities was $1,127 million for the three months ended April 30, 2026 compared to $877 million provided by operating activities for the three months ended April 30, 2025. The increase in cash provided by operating activities was primarily due to increased sales and the related cash collections and the impact of the One Big Beautiful Bill Act (“OBBBA”), partially offset by increased expenses.
The OBBBA modified provisions around Foreign-Derived Deduction Eligible Income ("FDDEI") and we are in the final year of our two-year election to accelerate the deduction of unamortized capitalized domestic research and development expenditures. The OBBBA is expected to continue to reduce our cash tax obligations for the remainder of the fiscal year, the amount of which we are unable to estimate at this time.
Cash Flows from Investing Activities
Investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities, as well as capital expenditures.
Net cash used in investing activities was $389 million for the three months ended April 30, 2026 compared to $52 million used in investing activities for the three months ended April 30, 2025. The increase in cash used in investing activities was primarily due to the increase in purchases of short-term investments and the acquisition of Rise Healthcare Tech, Inc. (“Ostro”).

28	Veeva Systems Inc. | Form 10-Q

Cash Flows from Financing Activities
The cash flows from financing activities relate primarily to share repurchases and taxes paid on behalf of employees related to the net share settlement of restricted stock units (“RSUs”), offset by stock option exercises.
Net cash used in financing activities was $263 million for the three months ended April 30, 2026 compared to $20 million provided by financing activities for the three months ended April 30, 2025. The change in cash used in financing activities was primarily due to share repurchases.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs, and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2026 as compared to those disclosed in note 1 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Veeva Systems Inc. | Form 10-Q	29

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, Great British Pound Sterling, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. For the three months ended April 30, 2026, about 83% of our revenues and about 80% of our expenses were denominated in USD.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded and such fluctuations can impact our net income. We engage in the hedging of our foreign currency transactions as described in note 6 of the notes to our condensed consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. Realized and unrealized foreign currency gains and losses were immaterial for both the three months ended April 30, 2026 and 2025.
Interest rate sensitivity
We had cash, cash equivalents, and short-term investments totaling $7.3 billion as of April 30, 2026. This amount was held primarily in demand deposit accounts, money market funds, corporate notes and bonds, U.S. treasury securities, and asset-backed securities. The cash and cash equivalents are held for working capital purposes and other operational activities. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates, which could affect our results of operations. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value require the recognition of an allowance for credit losses. Our fixed-income portfolio is subject to interest rate risk.
An immediate increase of 100-basis points in interest rates would have resulted in a $99 million market value reduction in our investment portfolio as of April 30, 2026. An immediate decrease of 100-basis points in interest rates would have increased the market value by $102 million as of April 30, 2026. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

30	Veeva Systems Inc. | Form 10-Q

ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2026, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Uncertain macroeconomic and geopolitical factors, including as a result of changes in trade policies and practices (including the imposition of additional tariffs or threats to impose additional tariffs), worldwide inflationary pressures, currency exchange fluctuations, changes in interest rates or other economic policies, geopolitical conflicts (like the conflict in the Middle East), and concerns about a possible domestic or global recession, may cause instability in the global economy, and disruptions within the life sciences industry that may negatively impact our business, our financial results, and our stock price.
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
Unauthorized access or other security breaches or incidents, as a result of third-party action (e.g., cyberattacks, or the introduction into our networks or systems of ransomware or other malware), employee or contractor error, omissions, or malfeasance, product defect, or otherwise, have resulted in and could in the future result in the loss of information or intellectual property, inappropriate use, disclosure, unavailability, modification, destruction, or other processing of information, service interruption, degradation, disruption, and outages, service level credits, claims, demands, litigation, regulatory investigations and other proceedings, indemnity obligations, damage to our reputation, and other liability. It is possible that our risk of cyberattacks and other sources of security breaches and incidents may be elevated as a result of the conflict in the Middle East, or other geopolitical tensions or conflicts.
While we maintain and continue to improve our security measures, we may be unable to adequately anticipate security threats or to implement adequate preventative measures, in part, because the techniques used to obtain unauthorized access or sabotage systems change frequently, are becoming increasingly sophisticated and complex, and generally are not identified until they are launched against a target. For instance, as AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create sophisticated new attack methods that are increasingly automated, faster to execute, large in scope, targeted, coordinated, and difficult to defend against. The proliferation of these technologies could enable less skilled threat actors to initiate attacks and increase the frequency, scale, and impact of security incidents. Moreover, our efforts to detect, prevent, and remediate known or unknown security vulnerabilities, including those arising from third-party hardware or software in our supply chain, may be insufficient to prevent security breaches or incidents resulting from such vulnerabilities, and may result in additional direct and indirect costs and liabilities and time of management and technical personnel. We may be required to expend significant capital and financial resources to protect against the foregoing threats and to alleviate problems caused by actual or perceived security breaches or incidents. Additionally, we and our service providers may face difficulties or delays in identifying, remediating, and otherwise responding to any cybersecurity attack or other security breach or incident.
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
The markets for our solutions are highly competitive. In new sales cycles within our largest product categories, we generally compete with other cloud-based solutions from providers that make applications geared toward the life sciences industry. Our CRM solutions primarily compete with Salesforce, Inc., which has developed a life sciences industry-specific CRM application. IQVIA Holdings Inc., which historically offered a competitive CRM solution, has licensed its CRM software to Salesforce. Our Veeva Data Cloud products as well as Veeva Crossix, compete with IQVIA, Ipsos Group S.A., Definitive Health Corp., and smaller data and data analytics providers. IQVIA, Dassault Systèmes, OpenText Corporation, Oracle Corporation, Honeywell International Inc., and other smaller application providers offer applications that compete with certain of our Veeva Development Cloud or Veeva Quality Cloud applications. Our Veeva Commercial Cloud, Veeva Development Cloud, and Veeva Quality Cloud applications also compete to replace client server-based legacy solutions offered by companies such as Oracle, Microsoft Corporation, and other smaller application providers. Our customers may also choose to use cloud-based applications or platforms that are not life sciences specific—such as Salesforce, Box.com, Amazon Web Services, or Microsoft—for certain of the functions our applications provide. Our business consulting and professional services offerings compete with a range of professional services firms, which include, at times, some of our partners. With the introduction of new technologies, we expect competition to intensify in the future, and we may face competition from new market entrants as well.
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

Veeva Systems Inc. | Form 10-Q	35

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

36	Veeva Systems Inc. | Form 10-Q

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
•difficulties in repatriating funds without adverse tax consequences or restrictions on the transfer of funds more generally, including as a result of sanctions;
•adverse tax consequences, including the potential for required withholding taxes;
•fluctuations in the exchange rates of foreign currency in which our foreign revenues or expenses may be denominated;
•changes in diplomatic relations and trade policy, including the status of relations between the United States and other countries, including China and Russia, and the implementation or threatened implementation of tariffs, export controls, trade sanctions, and embargoes;
•public health crises, such as epidemics and pandemics; and
•unstable regional and economic political conditions or armed conflicts in the markets in which we operate, including as a result of the conflict in the Middle East.
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
We use the Salesforce platform to deliver our Veeva CRM application, but we are migrating our CRM customers to our Vault CRM solutions, which are built on our Veeva Vault platform. Veeva CRM will be supported until December 31, 2029. The migration of our Veeva CRM customers will require time and expense, which may be significant. These migration processes are complex and we cannot be certain that we will be successful. Additionally, the migration may lead to outages or performance problems with Vault CRM or other Vault applications if we encounter difficulties supporting the increased volume of users migrating from Veeva CRM. Any disruptions in our services or other migration-related problems, whether or not such incidents are our fault, could subject us to liability or harm our

Veeva Systems Inc. | Form 10-Q	37

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
Our corporate headquarters are located in Pleasanton, California and our primary third-party hosted computing infrastructure is located in the United States, the European Union, Japan, and South Korea. The west coast of the United States, Japan, and South Korea each contain active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or other natural disaster, or catastrophic event such as an actual or threatened public health emergency (e.g., a global pandemic), fire, extreme weather event, power loss, telecommunications failure, cyberattack, armed conflicts (including the conflict in the Middle East), or terrorist attack, we may be unable to continue our operations at full capacity or at all and may experience system interruptions, reputational harm, delays in our solution development, lengthy interruptions in our services, breaches of data security, loss of key employees, and loss of critical data, all of which could have an adverse effect on our future operating results.
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

38	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	39

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

40	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	41

ability to market life sciences products or conduct clinical trials in key markets is disrupted, including as a result of the conflict in the Middle East; changes in export controls; sanctions, or other international laws; or if the demand for life sciences products globally deteriorates for other reasons, our customers may delay or reduce their IT spending, particularly within the regions impacted by negative economic or geopolitical conditions.
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

42	Veeva Systems Inc. | Form 10-Q

providers and other industry professionals and stakeholders. In addition, we process personal data to provide services that allow healthcare marketers to reach their target audiences and to measure the impact of their media campaigns. In some cases, the personal data that we process includes sensitive personal data, such as health data.
Many countries and governmental bodies have adopted or may adopt laws and regulations governing our processing of personal and other data, making compliance an increasingly complex task. For example, we are regulated under the European General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s General Data Protection Regulation (“UK GDPR”), as amended by the Data (Use and Access) Act of 2025, where we act as a data controller for our data products and a data processor with respect to our software products. In China, we are regulated under China’s Personal Information Protection Law (“PIPL”), where we process data as an entrusted party on behalf of our customers who operate as data handlers. In certain cases, we are regulated under the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) that covers protected health information collected or maintained by covered entities and their business associates. Additionally, many states in the U.S. have passed comprehensive privacy legislation, such as the California Consumer Privacy Act. Some states in the U.S. also have passed legislation governing the processing of particular types of data, such as biometric data and certain other health-related data.
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
We expect these laws and regulations to continue to evolve, and that there will continue to be new, modified, and re-interpreted laws, regulations, standards, and other obligations relating to privacy, data protection, and cybersecurity, introducing uncertainty and increasing complexity. For example, the Network and Information Security Directive II (“NIS2”), adopted in 2023, aims to enhance cybersecurity across critical infrastructure and essential services in the EU. NIS2 provides for all 27 EU member states to have issued implementing legislation by October 2024; however, several EU member states have not finalized their respective legislation and guidance. The EU Data Act, which came into effect September 12, 2025, allows our EU customers to cancel their subscriptions without cause upon providing the notice and after the transition period specified by the Act. Furthermore, new and evolving regulations relating to the use of data in AI, such as the EU AI Act, are creating an increasingly complex and fragmented regulatory framework.
As we expand our data product offerings into new jurisdictions, we are required to assess, monitor, and comply with additional laws and regulations related to our collection and processing of data, which may include new registration, consent, and notification obligations. In addition to our own processing of personal data, our customers expect that

Veeva Systems Inc. | Form 10-Q	43

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
Veeva AI, an initiative that adds AI to our applications across all major areas, including clinical, regulatory, safety, quality, medical, and commercial, presents new risks and challenges that could affect the adoption of our solutions and our business. If our AI offerings draw controversy due to their perceived or actual impact on privacy, security or confidentiality, inefficacy or inaccuracy, or contribution to bias, discrimination, other ethical harms, or other matters, we may experience new or enhanced governmental or regulatory scrutiny, brand or reputational harm, competitive harm, or legal liability. If our users lose confidence in the performance, including decisions, predictions, analyses, or other content that our AI offerings produce, the adoption of our offerings could be adversely affected, which may harm our operating results and financial condition. We may also use AI for research and development and other internal operational use cases, including the use of AI-enabled processes. The legal, regulatory, and policy environments around AI, such as the EU AI Act and legislation proposed and adopted in certain states in the U.S., are evolving rapidly and we may become subject to new and evolving legal and other obligations. These and other developments may force us to make significant changes to our AI strategy, including by limiting or restricting our use of AI or AI-enabled processes, which may cause us to incur increased research and development costs or compliance costs, divert resources from other development efforts to address issues related to AI governance, or otherwise necessitate expenditure of significant time, expense and other resources. If we are unable to mitigate these risks, or if we incur excessive expenses in our efforts to do so, our reputation, business, operating results, and financial condition may be harmed.
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

44	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	45

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
•the price, performance, and functionality of our solutions;

46	Veeva Systems Inc. | Form 10-Q

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
•cost incurred in connection with our use of large language models associated with our Veeva AI offerings and internal use AI tools;
•data acquisition costs associated with our Data Cloud offerings;
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

Veeva Systems Inc. | Form 10-Q	47

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

48	Veeva Systems Inc. | Form 10-Q

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

Veeva Systems Inc. | Form 10-Q	49

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

50	Veeva Systems Inc. | Form 10-Q

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
Our success and ability to compete depend in part upon our intellectual property. As of April 30, 2026, we have filed numerous domestic and foreign patent applications and have been issued 123 U.S. patents and 11 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners, consultants and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate and we may not be able to prevent the unauthorized or rogue disclosure or use of our technical knowledge, trade secrets or other confidential information. Further, if there is a breach or violation of the terms of our confidentiality agreements, we may not have adequate remedies.
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
Risks Related to Our Status as a Public Benefit Corporation, Our Corporate Sustainability Disclosures, and Ownership of Our Common Stock
Our status as a Delaware public benefit corporation may not result in the benefits that we anticipate, requires our directors to balance the interest of stockholders with other interests, and may subject us to legal uncertainty and other risks.
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

Veeva Systems Inc. | Form 10-Q	51

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
Evolving expectations and disclosure requirements related to corporate sustainability matters expose us to risks that could adversely affect our reputation and performance.
The positions we take on corporate sustainability matters may impact our brand and reputation, our ability to attract or retain customers, or our relationships with our employees, stockholders, and other stakeholders. These positions or a failure or perceived failure to meet certain stated corporate sustainability commitments could adversely affect our reputation, financial performance, and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.
Standards for tracking and reporting corporate sustainability continue to evolve on a state, national, and international level. Our processes and controls may not comply with evolving standards for identifying, measuring, and reporting corporate sustainability metrics. Furthermore, various regulations may differ from each other, making universal compliance challenging as a multinational company, and increasing regulatory requirements and regulatory scrutiny related to corporate sustainability matters may result in higher compliance costs for us. Our failure or perceived failure to satisfy various reporting standards on a timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation.
Our common stock price has been and will likely continue to be volatile.
The trading price of our common stock has been, and will likely continue to be, volatile for the foreseeable future. In addition, the trading prices of the securities of technology companies have been highly volatile. Accordingly, the

52	Veeva Systems Inc. | Form 10-Q

market price of our common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. Uncertain macroeconomic and geopolitical factors, including as a result of changes in trade policies and practices (including the imposition or threatened imposition of tariffs), worldwide inflationary pressures, currency exchange fluctuations, changes in interest rates, or other economic policies, geopolitical conflicts (like the conflict in the Middle East), and concerns about a possible domestic or global recession have led to volatility in the stock market. As a result, our stock price has changed significantly in recent periods, and we expect the trading price of our common stock will likely continue to be volatile for the foreseeable future. In addition to those risks described in this “Risk Factors” section, other factors have in the past and could in the future impact the value of our common stock, including:
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

Veeva Systems Inc. | Form 10-Q	53

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
In January 2026, our board of directors authorized a share repurchase program of up to $2 billion of our outstanding shares of common stock. Under the program, we may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The timing and total amount of any share repurchases depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program has a term of two years, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of common stock. Any repurchased shares of common stock are retired.
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
Repurchasing our common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes, and we may fail to realize long-term stockholder value from our share repurchase program. Furthermore, the timing and amount of repurchases, if any, are subject to liquidity, market and economic conditions, any excise tax on share repurchases, compliance with applicable legal requirements such as Delaware surplus and solvency tests, and other relevant factors.
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

54	Veeva Systems Inc. | Form 10-Q

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
a)Sales of Unregistered Securities
None.
b)Use of Proceeds from Public Offerings of Common Stock
None.
c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to our repurchases of common stock during the three months ended April 30, 2026:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (1)	Total Number of Shares Purchased as a Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program (in millions)
February 1 - 28, 2026	370,578	$189.08	370,578	$1,750
March 1 - 31, 2026	345,963	$181.89	345,963	$1,687
April 1 - 30, 2026	538,488	$163.61	538,488	$1,599
Total	1,255,029	$176.17	1,255,029	$1,599

(1) Amounts exclude commissions.
(2) On January 5, 2026, we announced that our board of directors authorized a share repurchase program of up to $2 billion of our outstanding shares of common stock. Under the program, we may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The share repurchase program has a term of two years, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of common stock. See note 10 of the notes to our consolidated financial statements for additional information related to share repurchases.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans
None of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(c) of Regulation S-K) during the fiscal quarter ended April 30, 2026.

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

Veeva Systems Inc.

Dated:	June 5, 2026	By:	/s/ BRIAN VAN WAGENER
Brian Van Wagener Chief Financial Officer (Principal Financial Officer)

Dated:	June 5, 2026	By:	/s/ VIPIN KONDATH
Vipin Kondath Chief Accounting Officer (Principal Accounting Officer)

58	Veeva Systems Inc. | Form 10-Q