Form 10-Q
period 2026-07-31
VEEVA SYSTEMS INC
filed 2026-08-27
CIK 1393052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 25, 2026, there were 161,908,850 shares of the Registrant’s Class A common stock outstanding. We refer to our Class A common stock as our “common stock.”

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)
(Unaudited)

	July 31, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$1,812,012	$1,421,233
Short-term investments	5,430,935	5,139,581
Accounts receivable, net of allowance for credit losses of $97 and $256, respectively	496,677	1,259,737
Unbilled accounts receivable	68,970	50,609
Prepaid expenses and other current assets	137,633	126,470
Total current assets	7,946,227	7,997,630
Property and equipment, net	79,483	70,261
Deferred costs, net	27,835	29,961
Lease right-of-use assets	129,320	75,626
Goodwill	492,991	439,877
Intangible assets, net	55,647	30,314
Deferred income taxes	268,250	273,417
Other long-term assets	60,470	62,257
Total assets	$9,060,223	$8,979,343

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,977	$37,644
Accrued compensation and benefits	42,188	45,857
Accrued expenses and other current liabilities	49,634	45,885
Income tax payable	3,018	6,698
Deferred revenue	1,310,498	1,488,819
Lease liabilities	14,635	12,153
Total current liabilities	1,455,950	1,637,056
Deferred income taxes	2,056	558
Long-term lease liabilities	137,060	83,706
Other long-term liabilities	33,708	43,271
Total liabilities	1,628,774	1,764,591
Commitments and contingencies (note 12)
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	2,579,728	2,843,089
Accumulated other comprehensive (loss) income	(46,147)	8,160
Retained earnings	4,897,866	4,363,501
Total stockholders’ equity	7,431,449	7,214,752
Total liabilities and stockholders’ equity	$9,060,223	$8,979,343

See Notes to Condensed Consolidated Financial Statements.

4	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025

Revenues:
Subscription	$766,764	$659,183	$1,496,939	$1,293,951
Professional services and other	161,199	129,898	313,972	254,173
Total revenues	927,963	789,081	1,810,911	1,548,124
Cost of revenues (1):
Cost of subscription	105,677	93,830	204,780	172,176
Cost of professional services and other	126,335	101,423	248,156	196,901
Total cost of revenues	232,012	195,253	452,936	369,077
Gross profit	695,951	593,828	1,357,975	1,179,047
Operating expenses (1):
Research and development	222,918	192,677	431,241	376,710
Sales and marketing	126,701	109,439	237,818	208,067
General and administrative	71,314	95,804	140,786	164,630
Total operating expenses	420,933	397,920	809,845	749,407
Operating income	275,018	195,908	548,130	429,640
Other income, net	74,512	69,456	148,930	134,545
Income before income taxes	349,530	265,364	697,060	564,185
Income tax provision	76,101	65,055	162,695	135,686
Net income	$273,429	$200,309	$534,365	$428,499
Net income per share:
Basic	$1.68	$1.23	$3.28	$2.63
Diluted	$1.66	$1.19	$3.22	$2.56
Weighted-average shares used to compute net income per share:
Basic	162,344	163,496	162,836	163,129
Diluted	165,057	167,685	166,072	167,272
Other comprehensive income:
Net change in unrealized (loss) gain on available-for-sale investments	$(26,490)	$(11,300)	$(53,941)	$6,067
Net change in cumulative foreign currency translation gain (loss)	135	390	(366)	352
Comprehensive income	$247,074	$189,399	$480,058	$434,918

(1) Includes stock-based compensation as follows:
Cost of subscription	$2,224	$1,941	$3,985	$3,656
Cost of professional services and other	15,939	14,804	30,090	27,573
Research and development	62,220	53,388	113,783	101,337
Sales and marketing	27,886	25,392	52,480	47,713
General and administrative	28,534	26,441	55,724	53,897
Total stock-based compensation	$136,803	$121,966	$256,062	$234,176

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	5

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended July 31, 2026						Three months ended July 31, 2025
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	162,942,747	$2	$2,699,707	$4,624,437	$(19,792)	$7,304,354	162,975,081	$2	$2,519,398	$3,682,785	$8,913	$6,211,098
Issuance of common stock upon exercise of stock options	86,544	—	14,204	—	—	14,204	741,812	—	141,692	—	—	141,692
Issuance of common stock upon vesting of restricted stock units	341,056	—	—	—	—	—	255,551	—	—	—	—	—
Shares withheld related to net share settlement	(127,173)	—	(23,332)	—	—	(23,332)	(94,750)	—	(26,373)	—	—	(26,373)
Repurchase and retirement of common stock	(1,408,414)	—	(247,654)	—	—	(247,654)	—	—	—	—	—	—
Stock-based compensation expense	—	—	136,803	—	—	136,803	—	—	122,723	—	—	122,723
Other comprehensive loss	—	—	—	—	(26,355)	(26,355)	—	—	—	—	(10,910)	(10,910)
Net income	—	—	—	273,429	—	273,429	—	—	—	200,309	—	200,309
Balances at end of period	161,834,760	$2	$2,579,728	$4,897,866	$(46,147)	$7,431,449	163,877,694	$2	$2,757,440	$3,883,094	$(1,997)	$6,638,539

	Six months ended July 31, 2026						Six months ended July 31, 2025
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount					Shares	Amount

Balances at beginning of period	163,778,271	$2	$2,843,089	$4,363,501	$8,160	$7,214,752	162,583,789	$2	$2,386,192	$3,454,595	$(8,416)	$5,832,373
Issuance of common stock upon exercise of stock options	105,992	—	17,143	—	—	17,143	984,525	—	182,297	—	—	182,297
Issuance of common stock upon vesting of restricted stock units	989,867	—	—	—	—	—	493,507	—	—	—	—	—
Shares withheld related to net share settlement	(375,927)	—	(66,309)	—	—	(66,309)	(184,127)	—	(46,783)	—	—	(46,783)
Repurchase and retirement of common stock	(2,663,443)	—	(470,257)	—	—	(470,257)	—	—	—	—	—	—
Stock-based compensation expense	—	—	256,062	—	—	256,062	—	—	235,734	—	—	235,734
Other comprehensive (loss) income	—	—	—	—	(54,307)	(54,307)	—	—	—	—	6,419	6,419
Net income	—	—	—	534,365	—	534,365	—	—	—	428,499	—	428,499
Balances at end of period	161,834,760	$2	$2,579,728	$4,897,866	$(46,147)	$7,431,449	163,877,694	$2	$2,757,440	$3,883,094	$(1,997)	$6,638,539

See Notes to Condensed Consolidated Financial Statements.

6	Veeva Systems Inc. | Form 10-Q

VEEVA SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended July 31,
	2026	2025

Cash flows from operating activities
Net income	$534,365	$428,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,458	19,948
Reduction of lease right-of-use assets	7,038	6,316
Accretion of discount on short-term investments	(2,841)	(4,535)
Stock-based compensation	256,062	234,176
Amortization of deferred costs	9,805	8,205
Deferred income taxes	26,529	31,699
Other, net	(1,127)	(1,414)
Changes in operating assets and liabilities:
Accounts receivable	768,314	593,032
Unbilled accounts receivable	(18,361)	(9,587)
Deferred costs	(7,679)	(7,721)
Prepaid expenses and other current and long-term assets	(21,394)	(21,232)
Accounts payable	(652)	3,361
Accrued expenses and other current liabilities	(1,578)	23,763
Income tax payable	(3,945)	(5,362)
Deferred revenue	(200,001)	(180,888)
Lease liabilities	(4,426)	(5,300)
Other long-term liabilities	3,258	2,631
Net cash provided by operating activities	1,365,825	1,115,591
Cash flows from investing activities
Purchases of short-term investments	(1,706,632)	(1,452,857)
Maturities and sales of short-term investments	1,345,987	1,023,691
Long-term assets	(9,773)	(12,213)
Acquisitions, net of cash acquired	(81,833)	—
Net cash used in investing activities	(452,251)	(441,379)
Cash flows from financing activities
Proceeds from exercise of common stock options	17,143	182,297
Repurchases of common stock	(472,673)	—
Taxes paid related to net share settlement of equity awards	(66,304)	(46,228)
Net cash (used in) provided by financing activities	(521,834)	136,069
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(831)	1,365
Net change in cash, cash equivalents, and restricted cash	390,909	811,646
Cash, cash equivalents, and restricted cash at beginning of period	1,423,412	1,120,963
Cash, cash equivalents, and restricted cash at end of period	$1,814,321	$1,932,609

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$1,812,012	$1,930,431
Restricted cash included in other long-term assets	2,309	2,178
Total cash, cash equivalents, and restricted cash at end of period	$1,814,321	$1,932,609

Supplemental disclosures of other cash flow information:
Cash paid for income taxes, net of refunds	$151,543	$126,683
Excess tax (deficiency) benefit from employee stock plans	$(824)	$15,610

See Notes to Condensed Consolidated Financial Statements.

Veeva Systems Inc. | Form 10-Q	7

VEEVA SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Business and Significant Accounting Policies
Description of Business
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. Our offerings span applications, agents, data, and consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from research and development (“R&D”) through commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. Our Veeva Commercial Cloud and Veeva Data Cloud solutions (“Commercial Solutions”) help life sciences companies achieve better, more intelligent engagement with healthcare professionals and healthcare organizations across multiple communication channels, and plan and execute more effective media and marketing campaigns. Our Veeva Development Cloud and Veeva Quality Cloud solutions (“R&D and Quality Solutions”) for the clinical, regulatory, quality, and safety functions help life sciences companies streamline their end-to-end product development and quality and manufacturing processes to increase operational efficiency and maintain regulatory compliance throughout the product life cycle. Our solutions for clinical research sites enable regulatory documents and trial information to be managed in a modern cloud solution that is intended to accelerate the clinical research process for the life sciences industry overall. Veeva AI adds agentic AI capabilities to our Vault platform and deep, industry-specific agents to our Commercial and R&D and Quality Solutions. Our fiscal year end is January 31.
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
Note 3. Short-Term Investments
As of July 31, 2026, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposit	$27,710	$—	$(25)	$27,685
Asset-backed securities	133,834	501	(50)	134,285
Corporate notes and bonds	3,373,271	2,326	(27,453)	3,348,144
Foreign government bonds	224,309	148	(1,321)	223,136
Municipal securities	35,032	12	(227)	34,817
U.S. agency obligations	1,497	1	—	1,498
U.S. treasury securities	1,678,454	168	(17,252)	1,661,370
Total available-for-sale securities	$5,474,107	$3,156	$(46,328)	$5,430,935

Veeva Systems Inc. | Form 10-Q	9

As of January 31, 2026, short-term investments consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale securities:
Certificates of deposit	$27,710	$—	$(20)	$27,690
Asset-backed securities	260,136	1,912	(131)	261,917
Commercial paper	75,367	8	—	75,375
Corporate notes and bonds	3,133,825	21,684	(950)	3,154,559
Foreign government bonds	232,271	1,206	(76)	233,401
Municipal securities	37,231	222	—	37,453
U.S. agency obligations	11,699	21	—	11,720
U.S. treasury securities	1,332,382	5,443	(359)	1,337,466
Total available-for-sale securities	$5,110,621	$30,496	$(1,536)	$5,139,581

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	July 31, 2026	January 31, 2026
Due in one year or less	$1,011,053	$1,025,871
Due in greater than one year	4,419,882	4,113,710
Total	$5,430,935	$5,139,581

We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high credit quality of our investments. It is more likely than not we will hold such securities until maturity or a recovery of the cost basis.

10	Veeva Systems Inc. | Form 10-Q

The following table shows the fair values of available-for-sale securities which were in an unrealized loss position, aggregated by investment category, as of July 31, 2026 (in thousands):

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Certificates of deposit	$27,685	$(25)	$—	$—
Asset-backed securities	5	—	359	(50)
Corporate notes and bonds	2,494,400	(27,453)	—	—
Foreign government bonds	159,422	(1,317)	8,055	(4)
Municipal securities	26,599	(227)	—	—
U.S. treasury securities	1,553,073	(17,252)	—	—
Total	$4,261,184	$(46,274)	$8,414	$(54)

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

Note 4. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $28 million and $30 million as of July 31, 2026 and January 31, 2026, respectively. Amortization expense for deferred costs included in sales and marketing expenses in the condensed consolidated statements of comprehensive income was $5 million and $4 million for the three months ended July 31, 2026 and 2025, respectively, and $10 million and $8 million for the six months ended July 31, 2026 and 2025, respectively. There have been no impairment losses recorded in relation to the costs capitalized for any period presented.
Note 5. Goodwill and Intangible Assets
Goodwill was $493 million and $440 million as of July 31, 2026 and January 31, 2026, respectively.
The following table presents the details of intangible assets as of July 31, 2026 (in thousands):

	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (in years)
Customer relationships	$125,657	$(88,565)	$37,092	4.0
Existing technology	46,880	(29,779)	17,101	4.2
Trade name and trademarks	15,500	(14,165)	1,335	2.3
Other intangibles	21,405	(21,286)	119	0.3
Total intangible assets	$209,442	$(153,795)	$55,647	4.0

Veeva Systems Inc. | Form 10-Q	11

The following table presents the details of intangible assets as of January 31, 2026 (in thousands):

	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$113,157	$(83,606)	$29,551
Existing technology	28,580	(28,170)	410
Other intangibles	21,405	(21,052)	353
Total intangible assets	$163,142	$(132,828)	$30,314

Amortization expense associated with intangible assets was $4 million for both the three months ended July 31, 2026 and 2025, and $7 million and $8 million for the six months ended July 31, 2026 and 2025, respectively.
As of July 31, 2026, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Year	Estimated amortization expense
Remaining for 2027	$8,509
2028	14,828
2029	14,194
2030	10,634
2031	4,283
Thereafter	3,199
Total	$55,647

Note 6. Fair Value Measurements
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2026 (in thousands):

	Level 1	Level 2	Total
Assets
Cash equivalents:
Money market funds	$556,885	$—	$556,885
Short-term investments:
Certificates of deposit	—	27,685	27,685
Asset-backed securities	—	134,285	134,285
Corporate notes and bonds	—	3,348,144	3,348,144
Foreign government bonds	—	223,136	223,136
Municipal securities	—	34,817	34,817
U.S. agency obligations	—	1,498	1,498
U.S. Treasury securities	—	1,661,370	1,661,370
Foreign currency derivative contracts	—	7	7
Total financial assets	$556,885	$5,430,942	$5,987,827
Liabilities
Foreign currency derivative contracts	$—	$(1,288)	$(1,288)
Total financial liabilities	$—	$(1,288)	$(1,288)

12	Veeva Systems Inc. | Form 10-Q

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
In the three months ended July 31, 2026 and 2025, there was a net realized and unrealized foreign currency gain on hedging of $2 million and $1 million, respectively. In the six months ended July 31, 2026, there was a net realized and unrealized foreign currency gain on hedging of $3 million. In the six months ended July 31, 2025, there was a net realized and unrealized foreign currency loss on hedging of $6 million.
The fair value of our outstanding derivative instruments is summarized below (in thousands):

	July 31, 2026	January 31, 2026
Notional amount of foreign currency derivative contracts	$116,037	$354,696
Fair value of foreign currency derivative contracts	$117,332	$356,320

Note 7. Income Taxes
For the three months ended July 31, 2026 and 2025, our effective tax rates were 21.8% and 24.5%, respectively. For the six months ended July 31, 2026 and 2025, our effective tax rates were 23.3% and 24.0%, respectively. During the three and six months ended July 31, 2026, as compared to the same periods in the prior fiscal year, our effective tax rate decreased primarily due to an increase in foreign-derived deduction eligible income (“FDDEI”) deduction under the One Big Beautiful Bill Act (“OBBBA”) provisions effective in the current fiscal year, partially offset by discrete tax deficiencies related to equity compensation.

Veeva Systems Inc. | Form 10-Q	13

Note 8. Deferred Revenue, Performance Obligations, and Unbilled Accounts Receivable
Deferred Revenue
Of the beginning deferred revenue balance for the respective periods, we recognized $640 million and $556 million in revenue for the three months ended July 31, 2026 and 2025, respectively, and $992 million and $851 million in revenue for the six months ended July 31, 2026 and 2025, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of July 31, 2026 and January 31, 2026, the amount of the transaction price allocated to remaining performance obligations for noncancellable subscription services contracts greater than one year was not significant with the substantial majority of such allocated transaction price included in deferred revenue and expected to be recognized over the next 12 months.
Unbilled Accounts Receivable
As of July 31, 2026, unbilled accounts receivable consisted of (i) receivables of $45 million primarily for revenue recognized for professional services performed but not yet billed and (ii) contract assets of $24 million primarily related to professional services performed but for which we are not contractually able to invoice until a future period.
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
Our operating lease expense was $6 million and $4 million for the three months ended July 31, 2026 and 2025, respectively, and $11 million and $8 million for the six months ended July 31, 2026 and 2025, respectively.
Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended July 31,
	2026	2025
Cash paid for lease liabilities	$7,314	$6,992
Lease right-of-use assets obtained in exchange for new lease liabilities	$63,189	$14,015

Supplemental balance sheet information related to operating leases was as follows:

	July 31, 2026	January 31, 2026
Weighted average remaining lease term	9.5 years	7.6 years
Weighted average discount rate	5.0%	4.7%

As of July 31, 2026, remaining maturities of lease liabilities are as follows (in thousands):

Fiscal Year
Remaining for 2027	$7,581
2028	13,795
2029	22,275
2030	21,652
2031	19,546
Thereafter	112,694
Total lease payments	197,543
Less imputed interest	(45,848)
Total lease liabilities	$151,695

14	Veeva Systems Inc. | Form 10-Q

Note 10. Stockholders’ Equity
Common Stock
As of July 31, 2026, we had 161,834,760 shares of common stock outstanding.
Stock Option Activity
A summary of stock option activity for the six months ended July 31, 2026 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Options outstanding at January 31, 2026	15,134,876	$181.99	6.3	$523
Options granted	128,705	$174.30
Options exercised	(105,992)	$161.73
Options forfeited/cancelled	(235,140)	$213.64
Options outstanding at July 31, 2026	14,922,449	$181.57	5.7	$521
Options vested and exercisable at July 31, 2026	9,464,222	$159.94	4.5	$503
Options vested and exercisable at July 31, 2026 and expected to vest thereafter	14,922,449	$181.57	5.7	$521

As of July 31, 2026, there was $312 million in unrecognized compensation cost related to unvested stock options granted under the 2013 Equity Incentive Plan. This cost is expected to be recognized over a weighted average period of 2.0 years. The grant-date fair value of options vested was $267 million and $138 million for the six months ended July 31, 2026 and 2025, respectively.
The weighted average grant-date fair value of options granted was $79.05 and $97.28 per option for the six months ended July 31, 2026 and 2025, respectively. The total intrinsic value of options exercised was approximately $3 million and $80 million for the six months ended July 31, 2026 and 2025, respectively.
Stock Option Valuation Assumptions
The following table presents the weighted-average assumptions used to estimate the grant date fair value of options granted during the periods presented:

	Three months ended July 31,						Six months ended July 31,
	2026			2025			2026			2025
Volatility	38%	-	40%	39%	-	40%	38%	-	40%	39%	-	40%
Expected term (in years)	6.3			6.3			6.3			6.3	-	7.0
Risk-free interest rate	4.3%	-	4.4%	4.0%	-	4.2%	3.7%	-	4.4%	3.8%	-	4.4%
Dividend yield	—%			—%			—%			—%

Restricted Stock Units (“RSUs”)
A summary of RSU activity for the six months ended July 31, 2026 is as follows:

	Unreleased restricted stock units	Weighted average grant date fair value
Balance at January 31, 2026	890,056	$211.42
RSUs granted	3,962,556	$173.46
RSUs vested	(989,867)	$199.81
RSUs forfeited/cancelled	(90,871)	$179.21
Balance at July 31, 2026	3,771,874	$175.36

As of July 31, 2026, there was a total of $581 million in unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.7 years. The total fair

Veeva Systems Inc. | Form 10-Q	15

value of RSUs vested was $175 million and $126 million for the six months ended July 31, 2026 and 2025, respectively.
The RSUs granted during the six months ended July 31, 2026 primarily consisted of awards made in connection with our annual compensation review cycle that vest over one year or at the completion of four years. The weighted average grant-date fair value of RSUs granted was $173.46 and $215.98 per award for the six months ended July 31, 2026 and 2025, respectively.
In April 2026, we transitioned our long-term equity incentive for employees (excluding our CEO) from annual stock option grants to RSUs that generally cliff-vest after four years of continuous service (each a “Long-Term Grant"). Long-Term Grants are generally not expected to be annually recurring, and eligible employees are generally expected to be limited to a single Long-Term Grant at any point in time.
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
The table below sets forth information regarding repurchase of shares under our share repurchase program (in thousands, except number of shares and per share data):

	Three months ended July 31,	Six months ended July 31,
	2026	2026
Total number of shares repurchased	1,408,414	2,663,443
Average price paid per share (1)	$174.48	$175.28
Amount repurchased (1)	$245,736	$466,835
(1) Amounts exclude commissions and excise taxes.

All repurchases were made in open market transactions. As of July 31, 2026, $1.4 billion remained available for future repurchase.
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

16	Veeva Systems Inc. | Form 10-Q

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Numerator:
Net income	$273,429	$200,309	$534,365	$428,499

Denominator:
Basic shares:
Weighted average common shares outstanding, basic	162,344	163,496	162,836	163,129
Diluted shares:
Weighted average common shares outstanding, basic	162,344	163,496	162,836	163,129
Effect of potentially dilutive common shares	2,713	4,189	3,236	4,143
Weighted average common shares outstanding, diluted	165,057	167,685	166,072	167,272
Net income per share:
Basic	$1.68	$1.23	$3.28	$2.63
Diluted	$1.66	$1.19	$3.22	$2.56

Potential common share equivalents excluded because their inclusion would be anti-dilutive are as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Options and RSUs	10,965	7,298	9,858	6,746

Note 12. Commitments and Contingencies
Litigation
From time to time, we may be involved in legal proceedings and subject to claims incident to the ordinary course of business. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any legal proceedings, the outcome of which, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial position. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources, and other factors, and there can be no assurances that favorable outcomes will be obtained.
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
The following table reconciles the Company’s revenues to consolidated net income and the specific items excluded from cost of revenues and operating expenses to calculate adjusted operating income (in thousands):

Veeva Systems Inc. | Form 10-Q	17

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Revenues	$927,963	$789,081	$1,810,911	$1,548,124

Cost of revenues - adjusted:
Cost of subscription revenues	102,381	90,843	199,049	166,462
Cost of professional services and other revenues	110,396	86,480	218,066	169,055
Operating expenses - adjusted:
Research and development	160,428	139,289	317,188	275,373
Sales and marketing	96,095	81,157	180,287	154,669
General and administrative	42,780	38,736	85,062	80,106
Operating income - adjusted	415,883	352,576	811,259	702,459
Other segment items (1)	140,865	156,668	263,129	272,819
Other income, net	74,512	69,456	148,930	134,545
Income tax provision	76,101	65,055	162,695	135,686
Consolidated net income	$273,429	$200,309	$534,365	$428,499
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
Total revenues by geographic area were as follows for the periods shown below (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Revenues by geography
North America	$549,207	$468,008	$1,075,374	$927,475
Europe	283,855	232,744	549,525	449,847
Asia Pacific	76,327	70,128	149,204	135,498
Other international	18,574	18,201	36,808	35,304
Total revenues	$927,963	$789,081	$1,810,911	$1,548,124

Long-lived assets by geographic area are as follows as of the periods shown below (in thousands):

	July 31, 2026	January 31, 2026
Long-lived assets by geography
North America	$56,140	$54,089
Europe	11,697	11,018
Asia Pacific	5,932	4,239
Other international	5,714	915
Total long-lived assets	$79,483	$70,261

18	Veeva Systems Inc. | Form 10-Q

Revenues by Product
We group our revenues into two product areas: Commercial Solutions and R&D and Quality Solutions. Commercial Solutions revenues consist of revenues from our Veeva Commercial Cloud and Veeva Data Cloud solutions. R&D and Quality Solutions revenues consist of revenues from our Veeva Development Cloud and Veeva Quality Cloud solutions.
Total revenues consist of the following (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Subscription
Commercial Solutions	$347,389	$307,523	$685,255	$612,934
R&D and Quality Solutions	419,375	351,660	811,684	681,017
Total subscription	766,764	659,183	1,496,939	1,293,951
Professional services and other
Commercial Solutions	59,742	47,703	117,315	94,270
R&D and Quality Solutions	101,457	82,195	196,657	159,903
Total professional services and other	161,199	129,898	313,972	254,173
Total revenues	$927,963	$789,081	$1,810,911	$1,548,124

Veeva Systems Inc. | Form 10-Q	19

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
Overview
Veeva is the leading provider of industry cloud solutions for the global life sciences industry. Our offerings span applications, agents, data, and consulting and are designed to meet the unique needs of our customers and their most strategic business functions—from R&D through commercialization. Our solutions help life sciences companies develop and bring products to market faster and more efficiently, market and sell more effectively, and maintain compliance with government regulations. For a more detailed description of our business and products as of January 31, 2026, please see our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed on March 20, 2026.

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
In our fiscal year ended January 31, 2026, we derived approximately 47% and 53% of our subscription revenues and 45% and 55% of our total revenues from our Commercial Solutions and R&D and Quality Solutions, respectively. For the six months ended July 31, 2026, we derived approximately 46% and 54% of our subscription revenues and 44% and 56% of our total revenues from our Commercial Solutions and R&D and Quality Solutions, respectively. Revenues associated with our R&D and Quality Solutions are expected to increase as a percentage of both subscription revenues and total revenues in the future. We also offer certain of our R&D and Quality Solutions to industries outside the life sciences industry primarily in North America and Europe.
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

with our solutions, as well as services related to our speakers bureau logistics and Veeva Business Consulting offering. For the six months ended July 31, 2026, subscription revenues constituted 83% of total revenues and professional services and other revenues constituted 17% of total revenues.
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
New subscription orders for our CRM applications generally have a one-year term. If a customer adds end users or additional Commercial Solutions to an existing order for a CRM application, such additional orders will generally be coterminous with the anniversary date of the CRM order, and as a result, orders for additional end users will commonly have an initial term of less than one year.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:
Revenues

	Three months ended July 31,				Six months ended July 31,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(dollars in thousands)
Revenues:
Subscription	$766,764	$659,183	$107,581	16%	$1,496,939	$1,293,951	$202,988	16%
Professional services and other	161,199	129,898	31,301	24%	313,972	254,173	59,799	24%
Total revenues	$927,963	$789,081	$138,882	18%	$1,810,911	$1,548,124	$262,787	17%
Percentage of revenues:
Subscription	83%	84%			83%	84%
Professional services and other	17	16			17	16
Total revenues	100%	100%			100%	100%

The increase in subscription revenues for the three months ended July 31, 2026 consisted of $68 million attributable to R&D and Quality Solutions and $40 million attributable to Commercial Solutions. The geographic mix of subscription revenues was 60% from North America, 29% from Europe, and 11% from other locations, primarily Asia Pacific, for the three months ended July 31, 2026, as compared to 59% from North America, 28% from Europe, and 13% from other locations, primarily Asia Pacific, for the three months ended July 31, 2025.
The increase in subscription revenues for the six months ended July 31, 2026 consisted of $131 million attributable to R&D and Quality Solutions and $72 million attributable to Commercial Solutions. The geographic mix of subscription revenues was 60% from North America, 29% from Europe, and 11% from other locations, primarily Asia Pacific, for the six months ended July 31, 2026, as compared to 60% from North America, 28% from Europe, and 12% from other locations, primarily Asia Pacific, for the six months ended July 31, 2025.
The increase in subscription revenues attributable to R&D and Quality Solutions and Commercial Solutions for the three and six months ended July 31, 2026 was driven by the expanding use by existing customers and higher prices in connection with our annual inflation adjustment for our products.
The increase in professional services and other revenues for the three and six months ended July 31, 2026 was primarily due to an increase in implementation services and business consulting.
The geographic mix of professional services and other revenues was 55% from North America, 39% from Europe, and 6% from other locations, primarily Asia Pacific, for the three months ended July 31, 2026, as compared to 58% from North America, 36% from Europe, and 6% from other locations, primarily Asia Pacific, for the three months ended July 31, 2025.
The geographic mix of professional services and other revenues was 56% from North America, 38% from Europe, and 6% from other locations, primarily Asia Pacific, for the six months ended July 31, 2026, as compared to 59% from North America, 35% from Europe, and 6% from other locations, primarily Asia Pacific, for the six months ended July 31, 2025.

Veeva Systems Inc. | Form 10-Q	23

Cost of Revenue and Gross Margin

	Three months ended July 31,				Six months ended July 31,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenues:
Cost of subscription	$105,677	$93,830	$11,847	13%	$204,780	$172,176	$32,604	19%
Cost of professional services and other	126,335	101,423	24,912	25%	248,156	196,901	51,255	26%
Total cost of revenues	$232,012	$195,253	$36,759	19%	$452,936	$369,077	$83,859	23%
Gross margin percentage:
Subscription	86%	86%			86%	87%
Professional services and other	22%	22%			21%	23%
Total gross margin percentage	75%	75%			75%	76%
Gross profit	$695,951	$593,828	$102,123	17%	$1,357,975	$1,179,047	$178,928	15%

The increase in cost of subscription for the three and six months ended July 31, 2026 was primarily due to an increase of $12 million and $32 million, respectively, in computing infrastructure and data costs. The increase in computing infrastructure costs was driven by an increase in both the number of end users and the volume of activity by end users of our subscription services. The increase in data costs was related to investment in our data solutions.
The increase in cost of professional services and other for the three and six months ended July 31, 2026 was primarily due to an increase of $19 million and $38 million in employee compensation-related costs, respectively. The increase in employee compensation-related costs was driven by increases in salaries and benefits, as well as an increase in headcount.
Operating Expenses and Operating Margin
Research and Development

	Three months ended July 31,				Six months ended July 31,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(dollars in thousands)
Research and development	$222,918	$192,677	$30,241	16%	$431,241	$376,710	$54,531	14%
Percentage of total revenues	24%	24%			24%	24%

The increase in research and development expenses for the three and six months ended July 31, 2026 was primarily due to an increase of $24 million and $42 million in employee compensation-related costs, respectively. The increase in employee compensation-related costs was driven by increases in salaries and benefits, as well as an increase in headcount.
Sales and Marketing

	Three months ended July 31,				Six months ended July 31,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$126,701	$109,439	$17,262	16%	$237,818	$208,067	$29,751	14%
Percentage of total revenues	14%	14%			13%	13%

The increase in sales and marketing expenses for the three and six months ended July 31, 2026 was primarily due to an increase of $11 million and $23 million in employee compensation-related costs, respectively, and $5 million and $4 million in marketing program costs related to events, respectively.

24	Veeva Systems Inc. | Form 10-Q

The increase in employee compensation-related costs was driven by increases in salaries and benefits, as well as an increase in headcount.
General and Administrative

	Three months ended July 31,				Six months ended July 31,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)
General and administrative	$71,314	$95,804	$(24,490)	(26)%	$140,786	$164,630	$(23,844)	(14)%
Percentage of total revenues	8%	12%			8%	11%

The decrease in general and administrative expenses for the three and six months ended July 31, 2026 was primarily due to $31 million in litigation settlement-related charges that was incurred in the quarter ended July 31, 2025. The decrease for the three and six months ended July 31, 2026 was partially offset by an increase of $2 million and $3 million in employee compensation-related costs, respectively.
Other Income, Net

	Three months ended July 31,				Six months ended July 31,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)
Other income, net	$74,512	$69,456	$5,056	7%	$148,930	$134,545	$14,385	11%

The increase in other income, net, for the three and six months ended July 31, 2026 was primarily due to an increase in interest income from higher cash and short-term investments balances.
Provision for Income Taxes

	Three months ended July 31,				Six months ended July 31,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)
Income before income taxes	$349,530	$265,364	$84,166	32%	$697,060	$564,185	$132,875	24%
Income tax provision	$76,101	$65,055	$11,046	17%	$162,695	$135,686	$27,009	20%
Effective tax rate	21.8%	24.5%			23.3%	24.0%

The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate primarily due to state taxes, equity compensation, tax credits, and FDDEI deduction. Future tax rates could be affected by changes in tax laws and regulations or by rulings in tax related litigation, as may be applicable.
During the three and six months ended July 31, 2026, as compared to the same periods in the prior fiscal year, our effective tax rate decreased primarily due to an increase in FDDEI deduction under the OBBBA provisions effective in the current fiscal year, partially offset by discrete tax deficiencies related to equity compensation.
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

26	Veeva Systems Inc. | Form 10-Q

The following table reconciles the specific items excluded from GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025

	(in thousands)
Net cash provided by operating activities on a GAAP basis	$238,709	$238,433	$1,365,825	$1,115,591
Excess tax (benefit) deficiency from employee stock plans	(3,268)	(13,031)	824	(15,610)
Net cash provided by operating activities on a non-GAAP basis	$235,441	$225,402	$1,366,649	$1,099,981
Net cash used in investing activities on a GAAP basis	$(63,540)	$(389,272)	$(452,251)	$(441,379)
Net cash (used in) provided by financing activities on a GAAP basis	$(259,308)	$115,689	$(521,834)	$136,069

Operating income on a GAAP basis	$275,018	$195,908	$548,130	$429,640
Stock-based compensation expense	136,803	121,966	256,062	234,176
Amortization of purchased intangibles	4,062	4,075	7,067	8,016
Litigation settlement-related charges	—	30,627	—	30,627
Operating income on a non-GAAP basis	$415,883	$352,576	$811,259	$702,459
Net income on a GAAP basis	$273,429	$200,309	$534,365	$428,499
Stock-based compensation expense	136,803	121,966	256,062	234,176
Amortization of purchased intangibles	4,062	4,075	7,067	8,016
Litigation settlement-related charges	—	30,627	—	30,627
Income tax effect on non-GAAP adjustments (1)	(26,882)	(23,572)	(38,945)	(40,085)
Net income on a non-GAAP basis	$387,412	$333,406	$758,549	$661,234
Diluted net income per share on a GAAP basis	$1.66	$1.19	$3.22	$2.56
Stock-based compensation expense	0.83	0.73	1.54	1.40
Amortization of purchased intangibles	0.02	0.02	0.04	0.05
Litigation settlement-related charges	—	0.18	—	0.18
Income tax effect on non-GAAP adjustments (1)	(0.16)	(0.13)	(0.23)	(0.24)
Diluted net income per share on a non-GAAP basis	$2.35	$1.99	$4.57	$3.95
(1) For the three and six months ended July 31, 2026 and 2025, we used an estimated annual effective non-GAAP tax rate of 21%.

Liquidity and Capital Resources

	Six months ended July 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$1,365,825	$1,115,591
Net cash used in investing activities	(452,251)	(441,379)
Net cash (used in) provided by financing activities	(521,834)	136,069
Effect of exchange rate changes on cash and cash equivalents	(831)	1,365
Net change in cash and cash equivalents	$390,909	$811,646

Our principal sources of liquidity continue to be comprised of our existing cash, cash equivalents, and short-term investments. As of July 31, 2026, our cash, cash equivalents, and short-term investments totaled $7.2 billion, of which $102 million represented cash and cash equivalents held outside of the United States.
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
Our non-U.S. cash and cash equivalents are not considered indefinitely reinvested outside the United States, except in certain designated jurisdictions. As of July 31, 2026, we have not recorded any taxes, such as withholding taxes, associated with the foreign earnings that are indefinitely reinvested outside of the United States. Under currently enacted tax laws, if we were to choose to repatriate the funds we have designated as indefinitely

Veeva Systems Inc. | Form 10-Q	27

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
During the six months ended July 31, 2026, we repurchased and subsequently retired 2,663,443 shares of our common stock for an aggregate amount of approximately $467 million.
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
Net cash provided by operating activities was $1,366 million for the six months ended July 31, 2026 compared to $1,116 million provided by operating activities for the six months ended July 31, 2025. The increase in cash provided by operating activities was primarily due to increased sales and the related cash collections and the reduction in income tax payments due to impact of the OBBBA, partially offset by increased expenses.
The OBBBA modified provisions around FDDEI and we are in the final year of our two-year election to accelerate the deduction of unamortized capitalized domestic research and development expenditures. The OBBBA is expected to continue to reduce our cash tax obligations for the remainder of the fiscal year, the amount of which we are unable to estimate at this time.
Cash Flows from Investing Activities
Investing activities primarily relate to cash used for the purchase of marketable securities, net of maturities, as well as capital expenditures.
Net cash used in investing activities was $452 million for the six months ended July 31, 2026 compared to $441 million used in investing activities for the six months ended July 31, 2025. The increase in cash used in investing activities was primarily due to the increase in purchases of short-term investments and the acquisition of Rise Healthcare Tech, Inc. (“Ostro”), offset by the increase in proceeds from maturities and sales of short-term investments.

28	Veeva Systems Inc. | Form 10-Q

Cash Flows from Financing Activities
The cash flows from financing activities relate primarily to share repurchases and taxes paid on behalf of employees related to the net share settlement of restricted stock units (“RSUs”), offset by stock option exercises.
Net cash used in financing activities was $522 million for the six months ended July 31, 2026 compared to $136 million provided by financing activities for the six months ended July 31, 2025. The change in cash used in financing activities was primarily due to share repurchases and a decrease in proceeds from stock options exercised.
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
There have been no material changes to our critical accounting policies and estimates during the six months ended July 31, 2026 as compared to those disclosed in note 1 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Veeva Systems Inc. | Form 10-Q	29

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, Canadian Dollar, Great British Pound Sterling, and Chinese Yuan, and may be adversely affected in the future due to changes in foreign currency exchange rates. For the six months ended July 31, 2026, about 83% of our revenues and about 80% of our expenses were denominated in USD.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded and such fluctuations can impact our net income. We engage in the hedging of our foreign currency transactions as described in note 6 of the notes to our condensed consolidated financial statements and may, in the future, hedge selected significant transactions or net monetary exposure positions denominated in currencies other than the U.S. dollar. Realized and unrealized foreign currency gains and losses were immaterial for both the three and six months ended July 31, 2026 and 2025.
Interest rate sensitivity
We had cash, cash equivalents, and short-term investments totaling $7.2 billion as of July 31, 2026. This amount was held primarily in demand deposit accounts, money market funds, corporate notes and bonds, and U.S. treasury securities. The cash and cash equivalents are held for working capital purposes and other operational activities. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $104 million market value reduction in our investment portfolio as of July 31, 2026. An immediate decrease of 100-basis points in interest rates would have increased the market value by $107 million as of July 31, 2026. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

30	Veeva Systems Inc. | Form 10-Q

ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2026, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We face intense competition in markets in which we operate and if we do not compete effectively, we may lose customers and our business and operating results could be adversely affected.
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
Some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business recognition, larger intellectual property portfolios, and agreements with a broader set of system integrators and other partners. In addition, our competitors have offered price concessions, delayed payment terms, or other more favorable terms and conditions in light of the macroeconomic environment.
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
We have from time to time found defects in our solutions, and new defects may be detected in the future. In addition, we have experienced, and may in the future experience, service disruptions, degradations, outages, and other performance problems, including from routine maintenance. These types of problems may be caused by a variety of factors, including human, software, or AI errors, viruses, cyberattacks, fraud, spikes in customer usage, problems associated with our third-party computing infrastructure and network providers, infrastructure changes, and denial of service issues. Service disruptions may result from errors we make in delivering, configuring, or hosting our solutions, or designing, installing, expanding, or maintaining our computing infrastructure. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It is also possible that such problems could result in losses of customer data.
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
Our continued growth and profitability will depend on our ability to successfully develop and sell new solutions. It is uncertain whether these newer solutions will continue to grow as a percentage of revenues at a pace significant enough to support our expected overall growth. We cannot be certain that we will be successful with respect to newer solutions and markets, including our Veeva AI products and Aspen CRM, our recently announced CRM offering for non-life science companies. It may take us significant time, and we may incur significant expense, to effectively market and sell these solutions, develop other new solutions, or make enhancements to our existing solutions. If our newer solutions do not continue to gain traction in the market, or other solutions that we may develop and introduce in the future do not achieve market acceptance in a timely manner, the growth rate of our revenues and operating results will be adversely affected.
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
We use the Salesforce platform to deliver our Veeva CRM application, but we are migrating our CRM customers to our Vault CRM solutions, which are built on our Veeva Vault platform. Veeva CRM will be supported until December 31, 2029. The migration of our Veeva CRM customers requires time and expense, which may be significant. These migration processes are complex and we cannot be certain that we will be successful. Additionally, the migration may lead to outages or performance problems with Vault CRM or other Vault applications if we encounter difficulties supporting the increased volume of users migrating from Veeva CRM. Any disruptions in our services or other migration-related problems, whether or not such incidents are our fault, could subject us to liability or harm our

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
Many countries and governmental bodies have adopted or may adopt laws and regulations governing our processing of personal and other data, making compliance an increasingly complex task. For example, we are regulated under the European General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s General Data Protection Regulation (“UK GDPR”), as amended by the Data (Use and Access) Act of 2025, where we act as a data controller for our data products and a data processor with respect to our software products. In China, we are regulated under China’s Personal Information Protection Law (“PIPL”), where we process data as an entrusted party on behalf of our customers who operate as data handlers. In certain cases, we are regulated under the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) that covers protected health information collected or maintained by covered entities and their business associates. Additionally, almost half of the states in the U.S. have passed comprehensive privacy legislation, such as the California Consumer Privacy Act. Some states in the U.S. also have passed legislation governing the processing of particular types of data, such as biometric data and certain other health-related data.
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
We expect these laws and regulations to continue to evolve, and that there will continue to be new, modified, and re-interpreted laws, regulations, standards, and other obligations relating to privacy, data protection, and cybersecurity, introducing uncertainty and increasing complexity. For example, the EU Data Act, which came into effect September 12, 2025, allows our EU customers to cancel their subscriptions without cause upon providing the notice and after the transition period specified by the Act. Furthermore, new and evolving regulations relating to the use of data in AI, such as the EU AI Act, are creating an increasingly complex and fragmented regulatory framework.
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

Veeva Systems Inc. | Form 10-Q	43

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
Veeva’s AI products add AI to our applications across all major areas, including clinical, regulatory, safety, quality, medical, and commercial, and present new risks and challenges that could affect the adoption of our solutions and our business. If our AI offerings draw controversy due to their perceived or actual impact on privacy, security or confidentiality, inefficacy or inaccuracy, or contribution to bias, discrimination, other ethical harms, or other matters, we may experience new or enhanced governmental or regulatory scrutiny, brand or reputational harm, competitive harm, or legal liability. If our users lose confidence in their performance, including decisions, predictions, analyses, or other content that our AI offerings produce, the adoption of our offerings could be adversely affected, which may harm our operating results and financial condition. We may also use AI for research and development and other internal operational use cases, including the use of AI-enabled processes. The legal, regulatory, and policy environments around AI, such as the EU AI Act and legislation proposed and adopted in certain states in the U.S., are evolving rapidly and we may become subject to new and evolving legal and other obligations. These and other developments may force us to make significant changes to our AI strategy, including by limiting or restricting our use of AI or AI-enabled processes, which may cause us to incur increased research and development costs or compliance costs, divert resources from other development efforts to address issues related to AI governance, or otherwise necessitate expenditure of significant time, expense and other resources. If we are unable to mitigate these risks, or if we incur excessive expenses in our efforts to do so, our reputation, business, operating results, and financial condition may be harmed.
Risks Related to Our Reliance on Third Parties
We rely on third-party providers—including Amazon Web Services and Salesforce—for computing infrastructure, secure network connectivity, and other technology-related services needed to deliver our cloud solutions. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.
Our solutions are hosted from and use computing infrastructure, including large language models, provided by third parties. We utilize Amazon Web Services with respect to applications built on the Veeva Vault platform. Our Veeva CRM application is built on a platform provided by Salesforce that utilizes hosting and computing infrastructure provided by Salesforce. However, as discussed in more detail above, we are migrating our Veeva CRM customers to Vault CRM, which is built on our Veeva Vault platform. And, our Veeva AI products leverage large language models provided by third parties, including Anthropic. We also utilize other computing infrastructure service providers to a lesser extent.

44	Veeva Systems Inc. | Form 10-Q

We do not own or control the operation of the third-party facilities, equipment, or AI models used to provide the services described above. Our computing infrastructure service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms or if our computing infrastructure is unable to keep up with our needs for capacity, we may be required to transition to a new provider and we may incur significant costs and possible service interruption in connection with doing so. In addition, such service providers could decide to close their facilities or change or suspend their service offerings without adequate notice to us. Moreover, any financial difficulties, such as bankruptcy, faced by such service providers may have negative effects on our business, the nature and extent of which are difficult to predict. Access to certain frontier AI models may also be subject to sudden suspension or restriction by providers or by governments due to regulatory mandates. Since we cannot easily switch computing infrastructure service providers, any disruption with respect to our current providers would impact our operations and our business could be adversely impacted.
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
We are currently dependent upon the Salesforce platform to deliver Veeva CRM. However, we are migrating our Veeva CRM customers to Vault CRM, which is built on our Veeva Vault platform. Our agreement with Salesforce expired on September 1, 2025, and pursuant to the terms of our agreement, during the wind-down period from September 1, 2025 to September 1, 2030, we may not sell applications that utilize the Salesforce platform to new customers and our sales of applications that utilize the Salesforce platform to a customer existing at September 1, 2025 may not exceed 150% of the seats in use by each such customer as of September 1, 2025. After September 1, 2030, we will not be able to sell applications that utilize the Salesforce platform to any customers.
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
Our success and ability to compete depend in part upon our intellectual property. As of July 31, 2026, we have filed numerous domestic and foreign patent applications and have been issued 137 U.S. patents and 11 international patents. We also rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners, consultants and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate and we may not be able to prevent the unauthorized or rogue disclosure or use of our technical knowledge, trade secrets or other confidential information. Further, if there is a breach or violation of the terms of our confidentiality agreements, we may not have adequate remedies.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
a)Sales of Unregistered Securities
None.
b)Use of Proceeds from Public Offerings of Common Stock
None.
c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to our repurchases of common stock during the three months ended July 31, 2026:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (1)	Total Number of Shares Purchased as a Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program (in millions)
May 1 - 31, 2026	511,781	$163.88	511,781	$1,515
June 1 - 30, 2026	419,336	$166.01	419,336	$1,445
July 1 - 31, 2026	477,297	$193.28	477,297	$1,353
Total	1,408,414	$174.48	1,408,414	$1,353

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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans
The following table sets forth the material terms of all “Rule 10b5-1 trading arrangements” (as such term is defined under Item 408(a) of Regulation S-K) adopted or terminated by our Section 16 officers and directors during the fiscal quarter ended July 31, 2026:

Name and Title	Action (Adoption / Termination)	Adoption / Termination Date	Aggregate Number of Shares of Common Stock to be Sold (1)	Expiration Date (2)
Josh Faddis SVP & General Counsel	Adoption	7/15/2026	9,328	10/14/2027
(1) This number represents the maximum number of shares of common stock that may be sold pursuant to the trading plan. The number of shares actually sold will depend on the satisfaction of certain conditions as set forth in the plan.

(2) In each case, the trading plan may expire on an earlier date if and when all transactions thereunder are completed.
Except as set forth above, none of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(c) of Regulation S-K) during the fiscal quarter ended July 31, 2026.

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

Veeva Systems Inc.

Dated:	August 27, 2026	By:	/s/ BRIAN VAN WAGENER
Brian Van Wagener Chief Financial Officer (Principal Financial Officer)

Dated:	August 27, 2026	By:	/s/ VIPIN KONDATH
Vipin Kondath Chief Accounting Officer (Principal Accounting Officer)

58	Veeva Systems Inc. | Form 10-Q